Form 10-K
period 2012-12-31
3D SYSTEMS CORP
filed 2013-02-25
CIK 910638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 29, 2012 was $1,722,513,557. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of the registrant were “held by affiliates.” This assumption is not to be deemed an admission by these persons that they are affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock as of February 15, 2013 was 61,382,789.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

3D SYSTEMS CORPORATION

Annual Report on Form 10-K for the

Year Ended December 31, 2012

PART I

Item 1. Business

General

3D Systems Corporation (“3D Systems” or the “Company”) is a holding company incorporated in Delaware that operates through subsidiaries in the United States, Europe and the Asia-Pacific region, and distributes its products in those areas as well as into other parts of the world. We are a leading global provider of 3D content-to-print solutions including 3D printers, print materials, on-demand custom parts services and 3D authoring solutions for professionals and consumers. We also provide scanners for a variety of medical and mechanical X-Ray film digital archiving. Our expertly integrated solutions replace and complement traditional methods and reduce the time and cost of designing new products. Our products are used to rapidly design, communicate, prototype and produce real, functional parts.

3D printers can print almost anything from personalized medical devices to functional airplane and car parts, from individualized accessories to customized jewelry and toys. Over the past decade complete industries transformed their design-to- manufacturing processes using 3D content-to-print solutions. Companies using 3D printing have the freedom to create and manufacture customized products because there is no additional cost for complexity and uniqueness. Instead of investing in expensive tooling for mass production, incurring long lead-times and costly freight charges to ship products around the world, customers can use 3D printing to mass customize and locally print what they need, when they need it and in a more cost effective way, while significantly reducing undesired environmental impacts of traditional manufacturing.

We pioneered 3D printing and digital manufacturing with the invention of stereolithography and the universally used .stl file format over 25 years ago and subsequently developed selective laser sintering, multi-jet modeling and film transfer imaging. Over the past decade many companies enhanced their competitive advantage by embracing 3D printing to convert their new product design and rapid prototyping activities and transitioned to new Direct Manufacturing of end use parts and custom products. Today, we continue to drive the adoption of large-scale custom manufacturing solutions including by a variety of aerospace, defense, transportation and healthcare users worldwide.

We are committed to democratizing access and accelerating adoption of our products and services through affordability and simplicity for the benefit of professionals and consumers. We are extending the range of our affordable printing solutions from design department and production floor to classrooms, living rooms and maker spaces.

Our growing portfolio of 3D printers is based on several unique print engines that employ proprietary, additive layer printing processes designed to meet our customers’ most demanding design, prototyping, testing, tooling, production and manufacturing requirements. Our principal print engines include stereolithography printers, selective laser sintering printers, multi-jet modeling printers, film transfer imaging printers, selective laser melting printers, ZPrinters and plastic jet printing printers. We believe that our 3D printing solutions and services enable our customers to develop and manufacture new products faster and more economically, with better qualityand higher functionality, than with traditional methods.

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

We provide our customers with 3D authoring tools for digital imaging and design including 3D CAD modeling, feature capture, manipulation, replication and measurement. Our 3D authoring solutions integrate 3D content creation and manipulation via CAD modeling, reverse engineering and inspection software that enable our customers to process 3D scanned data directly within a parametric CAD environment. We also offer proprietary software printer drivers together with pre-sale and post-sale services, ranging from applications development and custom engineered production solutions to installation, warranty and maintenance services.

We also provide a comprehensive suite of on-demand printed parts services to satisfy our customers’ entire design-to-manufacturing requirements, offering a broad range of precision plastic and metal parts capabilities produced from a wide range of 3D printing and traditional materials using a variety of additive and traditional manufacturing processes.

In addition to 3D printing solutions, we also provide X-ray digitizing scanners for medical and mechanical applications that are sold under our Vidar® brand.

We continue to develop new products and services and have expanded our technology platform through internal developments, relationships with third parties and acquisitions. We maintain ongoing product development programs that are focused on providing our customers with an expanded portfolio of 3D content-to-print solutions, targeting their entire design-to-manufacturing requirements, from rapid prototyping services to on-site office, model-shop and production floor printers. We are focusing on developing a comprehensive menu of affordable to own and operate 3D printing solutions to address applications in the education, transportation, recreation, healthcare, MCAD, architecture and consumer marketplaces, which we believe represent significant growth opportunities for our business.

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

In consumer solutions applications, we provide our customers with easy to use, plug and print 3D printers and intuitive, simple-to-use content creation apps, content download and sharing capabilities through our Cubify® website, empowering our customers to design, create and make with coloring book simplicity.

In 3D authoring solutions, we provide CAD modeling, reverse engineering and inspection tools for applications throughout the product lifecycle, enabling seamless integration from ideation to production.

We provide expertly integrated solutions consisting of printers, print materials, software tools and a variety of related on-demand parts and other customer services. Our extensive solutions portfolio enables us to offer our customers cost effective ways to transform the manner in which they design, develop and manufacture their products.

Recent Developments

In October 2012, we acquired Rapidform® scan-to-CAD reverse engineering and inspection software tools. Rapidform is a cornerstone of one of our five growth initiatives: to integrate 3D authoring solutions. Rapidform engineering and inspection software empowers our customers to deliver improved product quality and shorter time-to-market by combining scan data processing, mesh optimization, auto surfacing and CAD modeling into a single integrated tool.

In November 2012, we launched our new ProJet® 3500 Max professional 3D printers with greater productivity, high definition prints and remote tablet controls for the production of functional plastic parts and investment casting wax patterns for product design and manufacturing applications.

During the fourth quarter of 2012, we also launched VisiJet® Jewel, VisiJet Pearlstone and VisiJet X print materials. VisiJet Jewel is a specialized material formulated for high volume jewelry production for master models for direct casting of cost effective jewelry on our ProJet 6000 and ProJet 7000 professional 3D printers. VisiJet Pearlstone is a dental material designed for the ProJet MP 3500 dental model printer that produces accurate, economical dental models with the appearance of dental stone and is compatible with all intraoral, impression and plaster scanners. VisiJet X is the first jetted plastic available with the look, feel and performance of injection molded ABS plastic, ideal for prototyping, product mock ups and end-use applications requiring extreme toughness and high temperature resistance and is available for our ProJet 3500 printers, including SD, HD, HDPlus and HDMax models.

In December 2012, we expanded our Quickparts® on demand parts service globally, extending its reach across Europe and Asia Pacific, and we launched our Quickparts proprietary instant online quoting engine in Europe.

In January 2013, we launched two new products: our second generation home 3D printer, the Cube®, and our next generation desktop printer, CubeX®. The Cube is an affordable simple to use 3D printer for children and adults alike. The second generation Cube provides quieter and faster printing, additional print modes and greater materials selection, including recyclable ABS plastic and compostable PLA plastic in new colors. The CubeX is a desktop 3D printer with the largest print volume in its category, triple color printing and multiple print modes and settings. The CubeX provides professional quality printing in an intuitive consumer experience.

In January 2013, we announced that we have signed a definitive agreement to acquire Geomagic, Inc., a leading global provider of 3D authoring solutions including design, sculpt and scan software tools that are used to create 3D content and inspect products throughout the design and manufacturing process. This acquisition is subject to customary closing conditions and we expect to close this acquisition by the end of February 2013.

In January 2013, we also launched our new ProJet® 3500 series professional 3D printers, the ProJet 3510, in eight models that deliver greater productivity for the production of functional plastic parts and investment casting wax patterns for professional grade design and manufacturing applications. The new ProJet 3510 series incorporates our patented Multi-Jet Modeling (MJM) print technology, production-grade printheads that include a 5 year warranty, advanced material management, tablet-like touchscreen controls and remote tablet and smartphone connectivity.

In January 2013, we acquired COWEB, a start-up company based in Paris, France, that creates consumer customized 3D printed products and collectibles. We plan to integrate COWEB into our consumer solutions business and offer these personalized figures through our proprietary hosting and publishing platform, Cubify.

In February 2013, we announced the availability of Go!MODEL, a 3D reverse engineering and design tool developed in partnership with portable 3D measurement solutions specialist Creaform, designed for their newly released Go!SCAN 3D portable scanner. Using the integrated Go!MODEL and Go!SCAN 3D package, users can capture physical objects and directly model high quality renderings and designs that are ideal for 3D printing. Go!MODEL, powered by our Rapidform platform, offers easy to use and affordable, professional mesh editing capabilities with automatic surfacing utility and functionality.

On February 5, 2013, we announced that our Board of Directors declared a three-for-two split of our common stock in the nature of a 50% stock dividend. On February 22, 2013, each stockholder of record at the close of business on February 15, 2013 received one additional share for every two shares held on the record date. In lieu of fractional shares, shareholders received a cash payment based on the closing market price of our stock on the record date. Trading on a split-adjusted basis will begin on February 25, 2013.

Products and Services

Printers and Other Products

All our 3D printers employ one of the above-mentioned print engines. Our 3D printers convert data input from CAD software or 3D scanning and sculpting devices to printed plastic or metal parts using our proprietary engineered plastic, metal and composite print materials. Production printers include our SLA®, SLS® and SLM printers. Our professional printers category includes MJM™, 3DP and SLA printers. Personal printers include our 3DP, FTI and PJP printers.

We develop, blend and market a wide range of proprietary print materials that replicate the performance of engineered plastics, composites and metals. We augment and complement our own portfolio of print materials with materials that we purchase from third parties under private label and distribution arrangements.

We provide our customers proprietary software tools, including Alibre® Design, Cubify® Invent and Rapidform. We provide a library of content files and content creation apps. We also provide software embedded within our printers. We provide pre-sale and post-sale services, ranging from applications development to installation, warranty and maintenance services. We also provide a comprehensive suite of printed parts services through our on-demand custom parts services. Our on-demand custom parts services offer a broad range of precision plastic and metal parts service capabilities produced from a wide range of 3D printing and traditional materials using a variety of additive and traditional manufacturing processes.

Production and Professional 3D Printer Solutions

Customers use our production printers to produce highly accurate geometries and/or very durable parts for applications in various industries, including aerospace, automotive and healthcare solutions. Our range of production printers is based on our proprietary SLA, SLS and SLM print engines.

Our professional printers are used in engineering and design environments for product development, architecture, marketing communication, education and research and for custom manufacturing of advanced oral and orthopedic restorative devices, custom jewelry and customized toys, action figures and collectibles. Our range of professional printers is based on our proprietary MJM, 3DP and SLA print engines.

SLA Printers

Our stereolithography printers convert our proprietary, engineered print materials and composites into solid cross-sections, layer by layer, to print the desired fully fused objects. Our SLA printers are capable of making multiple distinct parts at the same time and are designed to produce highly accurate geometries in a wide range of sizes and shapes with a variety of material performance characteristics. Our SLA printers are capable of rapidly producing tools, fixtures, jigs and end-use parts.

SLA parts are known for their fine feature detail, resolution and surface quality. Product designers, engineers and marketers in many manufacturing companies throughout the world use our SLA printers for a wide variety of applications, ranging from short production runs of end-use products to producing prototypes for automotive, aerospace and various consumer and electronic applications. Healthcare customers use our SLA printers for mass customization of orthodontics, hearing aids and surgical guides and kits.

Our SLA printers are also designed for uses such as building functional models that enable users to share ideas and evaluate concepts, perform form, fit and function tests on working assemblies and build expendable patterns for metal casting.

Our family of SLA printers offers a wide range of capabilities, including size, speed, accuracy, throughput and surface finish in different formats and price points. Our iPro™ SLA printers come in a variety of print formats designed to quickly and economically produce durable plastic parts with unprecedented surface smoothness, feature resolution, edge definition and tolerances that rival the accuracy of CNC-machined plastic parts. Our iPro family of SLA printers includes the iPro 8000 and iPro 9000, production stereolithography printers capable of printing ultra-high-definition parts made from our integrated portfolio of proprietary Accura® plastics. We also offer the ProJet 6000 and ProJet 7000 professional SLA printers that deliver a more compact printer profile, but are capable of similar throughput, precision, and ultra-high resolution.

SLS Printers

Our selective laser sintering printers convert our proprietary, engineered print materials and composites by melting and fusing (sintering) these print materials into solid cross-sections, layer by layer, to produce finished parts. SLS printers can create parts from a variety of proprietary engineered plastic and nylon powders and are capable of processing multiple parts in a single build session.

Customer uses of our SLS printers include functional test models and end-use parts, which enable our customers to create customized parts economically without tooling. The combination of print materials flexibility, part functionality and high throughput of our SLS print engine makes it well suited for rapid manufacturing of durable parts for applications in various industries, including aerospace, automotive, packaging, machinery and motor-sports.

Our family of SLS printers comes in a variety of print formats and degrees of automation and includes our line of sPro™ 60, 140 and 230 SLS printers. Our SLS production printers are designed to enable our customers to mass customize and produce high-quality, end-use parts, patterns, fixtures and tools consistently and economically from our proprietary engineered plastics, nylons and composites, on site and on demand.

SLM Printers

We offer the Sinterstation® Pro SLM direct metal sintering printer through a private label arrangement with a third party supplier. These printers come in two print formats and are capable of producing fully-dense direct metal parts from a variety of metal powders, including stainless steel, chrome cobalt, titanium and tool steel.

MJM Printers

Our professional MultiJet Modeling printers include several ProJet models, including the ProJet 3500, ProJet 3500Plus, ProJet 3500Max and ProJet 5000. Our professional printers are designed to print high-definition, functional and durable models for form, fit and function analysis, including certain models that are capable of ultra-fine resolution for precision dental and jewelry applications.

3DP Printers

Our professional 3D Printing printers include several ZPrinter® models, including ZPrinter 450, ZPrinter 650 and ZPrinter 850. ZPrinters are full color printers and are capable of printing in up to 390,000 colors. ZPrinters produce full color parts in ceramic-like material, ideal for MCAD, architecture, design communication, education, art and medical applications.

Personal 3D Printer Solutions

Our personal 3D printers print ready-to-use functional parts at home, school or office workstations. These kits and printers enable students, consumers, designers, engineers, hobbyists and do-it-yourselfers to imagine, design and print their ideas at their desks. Our range of personal printers is based on PJP, FTI and 3DP print engines.

PJP Printers

Our PJP-based 3D personal printers and kits utilize a proven, simple, clean, compact and quiet print engine technology designed for office, home and classroom use. Our PJP printers are designed and engineered to be simple, accurate and robust and some are equipped with up to three compact precision print heads for print speed, accuracy and fast material changeovers.

Our offering of personal plastic jet printers includes the Cube, CubeX, 3DTouch™ and RapMan™. Our personal PJP printers print in up to three colors for multi-color parts in ABS and PLA plastic. The CubeX prints in multiple print modes and offers standard and high definition options. The Cube is a plug and play consumer printer, fully approved for home use.

FTI Printers

Our FTI printers include the ProJet 1000 and ProJet 1500 and print durable plastic parts with a smooth surface finish and true to design detailed features. Parts printed on these ProJet printers can be drilled, machined, painted and metal-plated after building and ProJet 1500 parts can be printed in six different colors.

3DP Printers

Our 3DP personal 3D printers include the ZPrinter 150 and ZPrinter 250, which print parts in ceramic-like material for study models and design communication.

3D Print Materials

As part of our integrated solutions approach, we blend, market, sell and distribute consumable, engineered plastic, nylon and metal materials and composites under several leading brand names for use in all our printers. We market our stereolithography materials under the Accura brand, our selective laser sintering materials under the DuraForm®, CastForm™ and LaserForm™ brands, materials for our ProJet printers under the VisiJet brand and materials for our ZPrinters under the ZPrint® brand. We augment and complement our own portfolio of print materials with materials that we purchase from third parties under private label and distribution arrangements.

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

We work closely with our customers to optimize the performance of our print materials in their applications. Our expertise in print materials formulation, combined with our process, software and equipment-design strengths, enables us to help our customers select the print material that best meets their needs and obtain optimal cost and performance results. We also work with third parties to develop different types and varieties of print materials designed to meet the needs of our customers.

SLA Print Materials and Composites

Our family of proprietary stereolithography materials and composites offers a variety of plastic-like performance characteristics and attributes designed to mimic specific, engineered, thermoplastic materials. When used in our SLA printers, our proprietary liquid resins turn into a solid surface one layer at a time, and through an additive building process all the layers bond and fuse to make a solid part.

Our portfolio of Accura stereolithography materials includes general purpose as well as specialized materials and composites that offer customers the opportunity to choose the material that is best suited for the parts and models that they intend to produce.

To further complement and expand the range of materials we offer to our customers, we also distribute SLA materials under recognized third-party brand names.

SLS Print Materials and Composites

Our family of proprietary selective laser sintering materials and composites includes a range of rigid plastic, elastomeric and metal materials as well as various composites of these ingredients. Our SLS printers have built-in versatility; therefore, the same printers can be used to process multiple materials.

Our DuraForm laser sintering materials include CastForm and LaserForm proprietary SLS materials. SLS materials are used to create functional end-use parts, prototypes and durable patterns as well as assembly jigs and fixtures. They are also used to produce flexible, rubber-like parts such as shoe soles, gaskets and seals, patterns for investment casting, functional tooling such as injection molding tool inserts, and end-use parts for customized rapid manufacturing applications.

Examples of rapid manufacturing parts produced by our customers using our SLS printers include air ducts for military aircraft and engine cowling parts for unmanned aerial vehicles. Product designers and developers from major automotive, aerospace and consumer products companies use DuraForm parts extensively as functional test models, including in harsh test environment conditions. Aerospace and medical companies use our SLS printers to produce end-use parts directly, which enables them to create customized parts economically without tooling. Parts made from DuraForm and LaserForm™ materials are cost effective and can compete favorably with traditional manufacturing methods, especially where part complexity is high.

VisiJet Print Materials

Our family of VisiJet print materials includes part-building materials and compatible disposable support materials that are used in the modeling process and facilitate an easily-melted support removal process. These print materials are sold to our customers packaged in proprietary smart cartridges designed for our personal and professional 3D printers. Our proprietary VisiJet print materials are ideal for study models and form, fit and function engineering studies. VisiJet wax print materials and special dissolvable support materials are used for direct casting applications such as custom jewelry manufacturing, dental crowns and bridge work and other casting and micro-casting applications.

PJP Print Materials

Our family of print materials for use in our plastic jet printing 3D printers includes polylatic acid (PLA), acrylonitrile butadiene styrene (ABS), polypropylene (PP), high density polyethylene (HDPE), low density polyethylene (LDPE), and unplasticised polyvinyl chloride (uPVC). These print materials offer a variety of properties, including tough polymer materials for car bumpers, tough and flexible polymers for face masks or containers, and chemical and solvent resistant materials for fuel tanks, snowboards and water pipes.

ZPrint Materials

Our family of print materials for use in our ZPrinters consists of high performance powders, ranging from single color printing to full-color printing for design communication, architecture, MCAD, medical and education applications.

Software Solutions

We provide our customers with 3D authoring solutions that enable content creation and manipulation through CAD software and proprietary digital workflow software tools. We offer Alibre Design and Cubify Invent CAD software solutions. We offer Rapidform software tools for reverse engineering and inspection, enabling our customers to open scan data directly in the CAD parametric environment. We also offer proprietary software embedded within our printers together with pre-sale and post-sale services, ranging from applications development and custom engineered production solutions to installation, warranty and maintenance services.

Services

Warranty, Maintenance and Training Services

We provide a variety of customer services and local application support and field support on a worldwide basis for all our stereolithography and selective laser sintering 3D printers. For our personal and professional 3D printers and software, we provide these services and field support either directly or through a network of authorized resellers or other sources. We are continuing to build a reseller channel for our line of personal and professional 3D printers and software and to train our resellers to perform installation and maintenance services for those printers. We have also entered into arrangements with selected outside service providers to augment our service capabilities for each of our lines of equipment.

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

On-Demand Parts Services

We provide an extensive suite of custom parts services through our Quickparts® branded global network of fulfillment facilities. Our Quickparts service offers a broad range of precision plastic and metal parts service capabilities produced from a wide range of print and traditional materials using a variety of additive and traditional manufacturing processes. Customers may procure a complete range of precision plastic and metal parts services using a variety of finishing, molding and casting capabilities. In addition, preferred service providers and leading service bureaus can use our on-demand custom parts service as their comprehensive order-fulfillment center.

We are continuing to expand our on-demand custom parts service by bringing together a wide range of production and additive grade print materials and the latest additive and traditional manufacturing systems to deliver to our customers the broadest available range of precision plastic and metal parts and assemblies. Since October 2009, we have acquired fifteen service providers in the U.S., Europe and Asia-Pacific, enhancing our North American and European presence and expanding our local presence into Australia, the Benelux countries and China.

Consumer services

In addition to our consumer 3D printers, we offer Cubify, our online hosting and publishing platform providing simple-to-use apps for content creation, content downloads, cloud printing services, hosting for third parties and Cubify Invent software. We are continuing to expand our Cubify offerings, including expanded app development and content files and partnerships with consumer and retail brands to offer personalized and customized jewelry, figurines, collectibles, toys and other items.

Global Operations

We operate in North America, Europe and the Asia-Pacific regions, and distribute our products and services in those areas as well as to other parts of the world. Revenue in countries outside the U.S. accounted for 44.5%, 48.9% and 54.7% of consolidated revenue in the years ended December 31, 2012, 2011 and 2010, respectively.

In maintaining foreign operations, we expose our business to risks inherent in such operations, including currency fluctuations. Information on foreign exchange risk appears in Part I, Item 1A “Risk Factors”, Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, which information is incorporated herein by reference.

Financial information about geographic areas, including revenue and long-lived assets, appears in Note 21 to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, which information is incorporated herein by reference.

Marketing and Customers

Our sales and marketing strategy focuses on an integrated approach that is directed to providing 3D content-to-print solutions and services to meet a wide range of customer needs, including traditional prototyping, 3D printing and rapid manufacturing. This integrated approach includes the sales and marketing of our parts service, either as an adjunct to a customer’s in-house use of additive technologies or to the much broader audience of users who do not have dedicated professional or production 3D printers.

Our sales organization is responsible for the sale of our products and services on a worldwide basis and for the management and coordination of our growing network of authorized resellers. We sell our products through our direct sales force and through resellers. Our direct sales force consists of salespersons who work throughout North America, Europe and Asia-Pacific. Our application engineers provide professional services through pre-sales support and assist existing customers so that they can take advantage of our latest print materials and techniques to improve part quality and machine productivity. This group also leverages our customer contacts to help identify new application opportunities that utilize our proprietary processes and access to our on-demand parts printing service, Quickparts. As of December 31, 2012, our worldwide sales, application and service staff consisted of 226 employees.

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

Our personal and professional printers and our related print materials and services are sold worldwide directly and through a network of authorized distributors and resellers who are managed and directed by a dedicated team of channel sales managers. As of December 31, 2012, our worldwide reseller network consisted of approximately 438 value added resellers.

As a complement to our printers and print materials sales, we maintain our on-demand custom parts service, a global network of parts printing service locations branded as Quickparts. Our parts service is designed to provide our customers a single source for all their design-to-manufacturing needs. Through our Quickparts service, we offer access to a wide range of additive and traditional manufacturing technologies, print materials from plastics to metals and our project management and finishing capabilities through a powerful e-commerce platform with on-line quoting, plug-ins and secure ordering.

With the addition of our Rapidform brand in 2012, we offer our customers a digital, scan, design and print platform. This platform includes reverse engineering and inspection software to help product developers deliver improved product quality and shorter time-to-market. By combining scan data processing, mesh optimization, auto surfacing and CAD modeling in a single, integrated tool, we provide 3D digitization for engineers and manufacturing professionals worldwide, offered through our global network of resellers.

We also offer consumer oriented 3D printers, content, design productivity tools and design and curation services through Cubify. As we democratize access to affordable 3D printers and services, our target customer base has expanded to small companies, entrepreneurs, enthusiasts and consumers who are not professional CAD users. We provide this expanded audience access to simple and easy to use 3D printers, content, software and tools to capture and customize content through our 3D printers, Cubify.com and Cubify Invent and Alibre design productivity tools. These products and services are distributed through multiple channels with an emphasis on online sales and an inside sales team, complemented by specialized software and electronics resellers and retailers and 3D printer resellers.

Our commercial customers include major companies and small and midsize businesses in a broad range of industries, including manufacturers of automotive, aerospace, computer, electronic, defense, education, consumer, energy and healthcare products. Purchasers of our printers include original equipment manufacturers (OEMs), government agencies, universities that generally use our printers for research activities, and independent service bureaus that provide rapid prototyping and manufacturing services to their customers. No single customer accounted for more than 10 percent of our consolidated revenue in the years ended December 31, 2012, 2011 or 2010.

Production and Supplies

We assemble our ProJet personal and professional 3D printers and other equipment at our Rock Hill, South Carolina facility, enabling us to better utilize our facility, plan production and lower costs. Our CubeX, RapMan and 3DTouch personal printers are assembled at our facility in Clevedon, England. Our ZPrinter personal and professional printers are assembled at our facility in Andover, Massachusetts and our Cube consumer 3D printer and Vidar digitizers are assembled in our Herndon, Virginia facility.

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

In addition to our internally developed technology platforms, we have acquired products or technologies developed by others by acquiring business entities that held ownership rights to the technologies. In other instances we have licensed or purchased the intellectual property rights of technologies developed by third parties through licensing agreements that may obligate us to pay a license fee or royalty, typically based upon a dollar amount per unit or a percentage of the revenue generated by such products. As noted below, the amount of such royalties was not material to our results of operations or consolidated financial position for the three-year period ended December 31, 2012.

Research and development expenses were $23.2 million, $14.3 million and $10.7 million in 2012, 2011 and 2010, respectively.

We did not capitalize any software development costs in 2012. We capitalized software development costs of $7.9 million and $1.2 million from acquisitions in 2011 and 2010, respectively. See Note 6 to the Consolidated Financial Statements.

Intellectual Property

We regard our technology platforms and materials as proprietary and seek to protect them through copyrights, patents, trademarks and trade secrets. At December 31, 2012, we held 852 patents worldwide. At that date, we also had 208 pending patent applications worldwide, including applications covering inventions contained in our recently introduced printers. The principal issued patents covering aspects of our various technologies will expire at varying times through 2027.

We are also a party to various licenses that have had the effect of broadening the range of the patents, patent applications and other intellectual property available to us.

We have also entered into licensing or cross-licensing arrangements with various companies in the United States and in other countries that enable those companies to utilize our technologies in their products or that enable us to use their technologies in our products. Under certain of these licenses, we are entitled to receive, or we are obligated to pay, royalties for the sale of licensed products in the U.S. or in other countries. The amount of such royalties was not material to our results of operations or consolidated financial position for the three-year period ended December 31, 2012.

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

Our principal competitors are companies that manufacture machines that make, or use machines to make, models, prototypes, molds and small-volume to medium-volume manufacturing parts. These competitors include suppliers of CNC, suppliers of plastics molding equipment, including injection-molding equipment, suppliers of traditional machining, milling and grinding equipment, and businesses that use such equipment to produce models, prototypes, molds and small-volume to medium-volume manufacturing parts. These conventional machining, plastic molding and metal casting techniques continue to be the most common methods by which plastic and metal parts, models, functional prototypes and metal tool inserts are manufactured.

Our competitors also include other suppliers of 3D printers and print materials as well as suppliers of forming manufacturing solutions such as vacuum casting equipment. A number of companies currently sell print materials that compete with those we sell, and there are a wide number of suppliers of maintenance services for the equipment that we sell. Numerous suppliers of these products operate both internationally and regionally, and many of them have well-recognized product lines that compete with us in a wide range of our product applications.

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

Employees

At December 31, 2012, we had 1,010 full-time employees. Although some of our employees outside the U.S. are subject to local statutory employment and labor arrangements, none of our U.S. employees are covered by collective bargaining agreements. We have not experienced any material work stoppages and believe that our relations with our employees are satisfactory.

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

Executive and Other Officers

The information appearing in the table below sets forth the current position or positions held by each of our officers and his or her age as of February 1, 2013. All of our officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our officers or directors.

Name and Current Position	Age as of February 1, 2013
Abraham N. Reichental
President and Chief Executive Officer	56
Charles W. Hull
Executive Vice President, Chief Technology Officer	73
Damon J. Gregoire
Senior Vice President and Chief Financial Officer	44
Kevin P. McAlea
Senior Vice President, Production Printer Solutions	54
Andrew M. Johnson
Vice President, General Counsel and Secretary	38
Cathy L. Lewis
Vice President, Chief Marketing Officer	61

We have employed each of the individuals in the foregoing table other than Ms. Lewis for more than five years.

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

In addition to the statements set forth below that explicitly describe risks and uncertainties to which our business and our financial condition and results of operations are subject, readers are urged to consider statements in future or conditional tenses or that include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” that appear in this Form 10-K to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs, expectations and projections as to future events and trends affecting our business. Forward-looking statements are based upon our beliefs, assumptions and current expectations concerning future events and trends, using information currently available to us, and are necessarily subject to uncertainties, many of which are outside our control. We assume no obligation, and do not intend, to update these forward-looking statements, except as required by applicable law. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

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

We are subject to global economic, political and social conditions that may cause customers to delay or reduce technology purchases due to economic downturns, volatility in fuel and other energy costs, difficulties in the financial services sector and credit markets, geopolitical uncertainties and other macroeconomic factors affecting spending behavior. For example, the global recession had an adverse impact on the sale of our products in 2009 leading to longer sales cycles, slower adoption of new technology and increased price competition. We face risks that may arise from financial difficulties experienced by our suppliers, resellers or customers, including:

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

We completed nine acquisitions in 2012. We also completed the COWEB acquisition in 2013 and signed a definitive agreement to acquire Geomagic, which we intend to close in the first quarter of 2013, and we intend to continue to evaluate acquisition opportunities in the future in an effort to expand our business and enhance stockholder value. Acquisitions involve certain risks and uncertainties including:

•

Difficulty in integrating newly acquired businesses and operations in an efficient and cost-effective manner, which may also impact our ability to realize the potential benefits associated with the acquisition;

•	The risk that significant unanticipated costs or other problems associated with integration may be encountered;

•	The challenges in achieving strategic objectives, cost savings and other anticipated benefits;

•	The risk that our marketplaces do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in the marketplaces that we serve;

•	The risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying party;

•	The inability to maintain a relationship with key customers, vendors and other business partners of the acquired businesses;

•	The difficulty in maintaining controls, procedures and policies during the transition and integration;

•	The potential loss of key employees of the acquired businesses;

•	The risk of diverting management attention from our existing operations;

•	The potential failure of the due diligence process to identify significant problems, liabilities or other challenges of an acquired company or technology;

•	The risk of incurring significant exit costs if products or services are unsuccessful;

•	The entry into marketplaces where we have no or limited direct prior experience and where competitors have stronger marketplace positions;

•	The exposure to litigation or other claims in connection with our assuming claims or litigation risks from terminated employees, customers, former shareholders or other third parties; and

•	The risk that historical financial information may not be representative or indicative of our results as a combined company.

If we cease to generate net cash flow from operations and if we are unable to raise additional capital, our financial condition could be adversely affected and we may not be able to execute our growth strategy

In 2012, our unrestricted cash and short-term investments decreased by $23.2 million to $155.9 million at December 31, 2012 from $179.1 million at December 31, 2011. The cash balance at December 31, 2011 included $145.4 million of net proceeds from senior convertible notes, of which $134.9 million was used to complete the purchase of Z Corp and Vidar on January 3, 2012.

During 2012, 2011 and 2010, net cash provided by operations was $53.0 million, $27.7 million and $31.8 million, respectively. We cannot assure you that we will continue to generate cash from operations or other potential sources to fund future working capital needs and meet capital expenditure requirements.

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

During 2012 we carried out one capital markets transaction and received $106.9 million of net proceeds. From time-to-time we may seek access to additional external sources of capital to fund working capital needs, capital expenditures, acquisitions and for other general corporate purposes. However, we cannot assure you that capital would be available from external sources such as bank credit facilities, debt or equity financings or other potential sources to fund any of those future needs.

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

The lack of additional capital resulting from any inability to generate cash flow from operations or to raise equity or debt financing could force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business and financial condition. Furthermore, we cannot assure you that any necessary funds, if available, would be available on attractive terms or that they would not have a significantly dilutive effect on our existing stockholders. If our financial condition worsens and we become unable to attract additional equity or debt financing or enter into other strategic transactions, we could become insolvent or be forced to declare bankruptcy and we would not be able to execute our growth strategy.

The variety of products that we sell could cause significant quarterly fluctuations in our gross profit margins, and those fluctuations in margins could cause fluctuations in operating income or loss and net income or loss.

We continuously work to expand and improve our product offerings, including our printers, print materials and services, the number of geographic areas in which we operate and the distribution channels we use to reach various target product applications and customers. This variety of products, applications and channels involves a range of gross profit margins that can cause substantial quarterly fluctuations in gross profit and gross profit margins depending upon the mix of product shipments from quarter to quarter. We may experience significant quarterly fluctuations in gross profit margins or operating income or loss due to the impact of the mix of products, channels or geographic areas in which we sell our products from period to period. In some quarters, it is possible that results could be below expectations of analysts and investors. If so, the price of our common stock may be volatile or decline and our cost of capital may increase.

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

Approximately 45 percent of our consolidated revenue is derived from customers in countries outside the U.S. There are many risks inherent in business activities outside the U.S. that, unless managed properly, may adversely affect our profitability, including our ability to collect amounts due from customers. While most of our operations outside the U.S. are conducted in highly developed countries, they could be adversely affected by:

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

New regulations related to conflict-free minerals may cause us to incur additional expenses and may create challenges with our customers.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries “(DRC”). The SEC has established new annual disclosure and reporting requirements for those companies who use “conflict” minerals sourced from the DRC in their products. These new requirements could limit the pool of suppliers who can provide conflict-free minerals, and as a result, we cannot ensure that we will be able to obtain these conflict-free minerals at competitive prices. Compliance with these new requirements may also increase our costs. In addition, we may face challenges with our customers if we are unable to sufficiently verify the origins of the minerals used in our products.

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

•	The risk of insolvency of these suppliers, as well as the risks that we face, as discussed above, in dealing with a limited number of suppliers.

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

A cybersecurity incident could have negative impact.

A cyber-attack that bypasses our information technology (IT) security systems causing an IT security breach, may lead to a material disruption of our IT business systems and/or the loss of business information resulting in adverse business impact. Risks may include:

•	future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property;

•	operational or business delays resulting from the disruption of IT systems and subsequent clean-up and mitigation activities; and

•	negative publicity resulting in reputation or brand damage with our customers, partners or industry peers.

Historically, our common stock price has been volatile.

The market price of our common stock has experienced, and may continue to experience, considerable volatility. Between January 1, 2011 and December 31, 2012, after giving effect to the two-for-one stock split in the nature of a 100% stock dividend that we distributed in May 2011, the trading price of our common stock has ranged from a low of $12.78 per share to a high of $53.47 per share.

Numerous factors could have a significant effect on the price of our common stock, including those described or referred to in this “Risk Factors” section of this Form 10-K, as well as, among other things:

•	Our perceived value in the securities markets;

•	Overall trends in the stock market;

•	Announcements of fluctuations in our operating results or the operating results of one or more of our competitors;

•	The impact of changes in our results of operations, our financial condition or our prospects or on how we are perceived in the securities markets;

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

The number of shares of common stock issuable in a stock offering, the issuance of restricted stock awards or the issuance of shares in connection with certain acquisitions or the conversion of the notes could dilute the ownership interest of existing stockholders and may affect the market price for our common stock.

We have an effective registration statement on Form S-3 under which, among other things, we may issue up to $300.0 million of securities. We issued $112.1 million of Common Stock in 2012 in reliance upon this registration statement and the remaining $187.9 million of securities covered by it may be issued until June 12, 2015. We may file a new registration statement at any time to increase these available amounts as necessary to provide flexibility to execute our growth strategy.

In February 2013, the Company announced that its Board of Directors declared a three-for-two split of the Company’s common stock in the nature of a 50% stock dividend. On February 22, 2013, each stockholder of record at the close of business on February 15, 2013 received one additional share for every two shares held on the record date. In lieu of fractional shares, shareholders received a cash payment based on the closing market price of our stock on the record date. Trading will begin on a split-adjusted basis on February 25, 2013.

Our Certificate of Incorporation, as amended, authorizes our issuance of up to a total 120 million shares of common stock, of which 59.5 million shares have been issued or are otherwise currently reserved for issuance. We intend to seek stockholder approval at our 2013 Annual Meeting of Stockholders to amend our Certificate of Incorporation to increase the number of shares of common stock that we are authorized to issue. Future issuances could have the effect of diluting our earnings per share as well as our existing stockholders’ individual ownership percentages and could lead to volatility in our common stock price.

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

Certain provisions of the notes could make it more difficult or more expensive for a third party to acquire us or to carry out any other transaction that may effect a change in our control. Upon the occurrence of certain transactions constituting a fundamental change (as such term is defined in the indenture covering such notes), holders of the notes will have the right, at their option, to require us to repurchase all of the notes they hold or any portion of the principal amount of such notes in integral multiples of one thousand dollars. We may also be required to issue additional shares of common stock upon conversion of such notes.

Our balance sheet contains several categories of intangible assets totaling $348.7 million at December 31, 2012 that we could be required to write off or write down in the event of the impairment of certain of those assets arising from any deterioration in our future performance or other circumstances. Such write-offs or write-downs could adversely impact our future earnings and stock price, our ability to obtain financing and affect our customer relationships.

At December 31, 2012, we had $240.3 million in goodwill capitalized on our balance sheet. Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” requires that goodwill and some long-lived intangibles be tested for impairment at least annually. In addition, goodwill and intangible assets are tested for impairment at other times as circumstances warrant, and such testing could result in write-downs of some of our goodwill and long-lived intangibles. Impairment is measured as the excess of the carrying value of the goodwill or intangible asset over the fair value of the underlying asset. A key factor in determining whether impairment has occurred is the relationship between our market capitalization and our book value. Accordingly, we may, from time to time, incur impairment charges, which are recorded as operating expenses when they are incurred and would reduce our net income and adversely affect our operating results in the period in which they are incurred.

As of December 31, 2012, we had $108.4 million of other intangible assets, net, consisting of licenses, patents, and other intangibles that we amortize over time. Any material impairment to any of these items would result in a non-cash charge and would not impact our cash position or cash flows, but such a charge could adversely affect our results of operations and equity and could affect the trading price of our common stock in the period in which they are incurred.

As discussed below, we completed several business acquisitions during 2010, 2011 and 2012. The majority of the acquisitions have resulted in our recording additional goodwill on our consolidated balance sheet. This goodwill typically arises because the purchase price for these businesses reflects a number of factors including the future earnings and cash flow potential of these businesses, the multiples to earnings, cash flow and other factors, such as prices at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which we acquired the business, and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

For additional information, see Notes 6 and 7 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates—Goodwill and other intangible and long-lived assets.”

Changes in, or interpretation of, tax rules and regulations may impact our effective tax rate and future profitability.

We are a U.S. based, multinational company subject to taxation in multiple U.S. and foreign tax jurisdictions. Our future effective tax rates could be adversely affected by changes in statutory tax rates or interpretation of tax rules and regulations in jurisdictions in which we do business, changes in the amount of revenue or earnings in the countries with varying statutory tax rates, or by changes in the valuation of deferred tax assets and liabilities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We occupy an 80,000 square foot headquarters, research and development and manufacturing facility in Rock Hill, South Carolina, which we lease pursuant to a lease agreement with Lex Rock Hill, LP. After its initial term ending August 31, 2021, the lease provides us with the option to renew the lease for two additional five-year terms as well as the right to cause Lex Rock Hill, LP, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of approximately $0.7 million annually from 2013 through 2020, including a rent escalation in 2016, and $0.5 million in 2021. Under the terms of the lease, we are obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. The lease also grants us the right to purchase the leased premises and undeveloped land surrounding the leased premises on terms and conditions described more particularly in the lease. We exercised the right to purchase the undeveloped land in March 2011. We purchased this 11-acre parcel contiguous to our Rock Hill facility for future expansion and additional facility capacity to continue to expand in-house manufacturing activities for printers and print materials.

We own 35,000 square feet of office and printed parts service facilities in Lawrenceburg, Tennessee at which we perform a broad range of printed parts services. We lease 57,000 square feet of office and assembly space in Andover, Massachusetts, which we utilize in our 3D printer and printer services business. We lease 36,000 square feet of office and assembly space in Herndon, Virginia, which we utilize in our medical film scanner business and to manufacture consumer printers. We lease 30,000 square feet of office and printed parts service facilities in Seattle, Washington, which we utilize in our on-demand custom parts services. We lease 22,000 square feet of office and printed parts service facilities in Pinerolo, Italy, which is used in our on-demand custom parts services and as a sales and service office. We lease office and printed parts service facilities of 21,000 square feet in Le Mans, France, which is used in our on-demand custom parts services and as a sales and service office. We lease 19,000 square feet of office and service space in Langhorne, Pennsylvania, which we use in our direct rapid manufacturing business. We lease a 17,000 square foot office facility in Atlanta, Georgia, which is used in our on-demand parts services. We lease a 14,000 square foot facility in Richardson, Texas, which is used in our consumer solutions services and software products. We also lease a 13,000 square foot general-purpose facility in Marly, Switzerland, at which we blend print materials and composites. We lease an 11,000 square foot advanced research and development facility in Valencia, California. We lease an 11,000 square foot facility in Seoul, South Korea, which we use for the development, marketing sales and service of our Rapidform products. We lease an 8,000 square foot facility in San Francisco, California, which is used in our Bespoke personalized medical devices development and Cubify development.

We also lease various sales and service offices in Germany, the United Kingdom, the Netherlands, Australia, Japan, China and India as well as various other facilities used in the U.S., Australia and the Netherlands.

Item 3. Legal Proceedings.

For information relating to legal proceedings, see Note 22 to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Year	Period	High	Low
2011	First Quarter	$26.78	$13.38
	Second Quarter	29.35	17.01
	Third Quarter	27.28	13.67
	Fourth Quarter	20.00	12.78
2012	First Quarter	$25.77	$14.73
	Second Quarter	34.98	22.25
	Third Quarter	44.80	30.37
	Fourth Quarter	53.47	33.32

As of February 15, 2013, our outstanding common stock was held by approximately 517 stockholders.

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

Issuance of Unregistered Securities and Issuer Purchases of Equity Securities

During the fourth quarter of 2011, we issued $152 million aggregate principal amount of 5.50% Senior Convertible Notes due 2016 in a transaction exempt from registration under the Securities Act of 1933, as amended. During 2012 note holders converted $61 million aggregate principal amount of 5.50% Senior Convertible Notes, which converted into 2.8 million shares of common stock. See Note 11 to the Consolidated Financial Statements.

We did not repurchase any of our equity securities during the fourth quarter of 2012, except for unvested restricted stock awards repurchased pursuant to our 2004 Incentive Stock Plan. See Note 14 to the Consolidated Financial Statements.

Stock Performance Graph

The graph below shows, for the five years ended December 31, 2012, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2007 in our common stock. For purposes of the graph, cumulative total return assumes the reinvestment of all dividends. The graph compares such return with those of comparable investments assumed to have been made on the same date in (a) the NYSE Composite Index and (b) the S&P 500 Information Technology Index, which are published market indices with which we are sometimes compared.

Although total return for the assumed investment assumes the reinvestment of all dividends on December 31 of the year in which such dividends were paid, we paid no cash dividends on our common stock during the periods presented.

Our common stock is listed on the NYSE (trading symbol: DDD). In May 2011 we transferred the listing of our Common Stock from the NASDAQ where we traded under the symbol “TDSC” to the NYSE under the trading symbol “DDD.” Consequently, the NYSE Composite Index is included in the performance graph below.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/07	12/08	12/09	12/10	12/11	12/12
3D Systems Corporation	$100	$51.42	$73.18	$203.94	$186.46	$690.81
NYSE Composite Index	100	60.86	78.25	88.91	85.63	99.29
S&P 500 Information Technology Index	100	56.86	91.95	96.33	98.65	113.28

Item 6. Selected Financial Data

The selected consolidated financial data set forth below for the five years ended December 31, 2012 have been derived from our historical Consolidated Financial Statements. You should read this information together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the notes to the selected consolidated financial data and our Consolidated Financial Statements and the notes thereto for December 31, 2012 and prior years included in this Form 10-K.

	Year ended December 31,
(in thousands, except per share amounts)	2012	2011	2010	2009	2008
Consolidated Statement of Operations and Other Comprehensive Income (Loss) Data:
Consolidated Revenue:
Printers and other products	$126,798	$66,665	$54,686	$30,501	$41,323
Materials	103,182	70,641	58,431	50,297	62,290
Services	123,653	93,117	46,751	32,037	35,327

Total	353,633	230,423	159,868	112,835	138,940

Gross Profit (1)	181,196	109,028	73,976	49,730	55,568
Income (loss) from operations (1)	60,571	34,902	20,920	3,073	(5,490)
Net income (loss) (2)(3)	38,941	35,420	19,566	1,139	(6,154)
Net income (loss) available to common stockholders	38,941	35,420	19,566	1,066	(6,154)
Net income (loss) available to common stockholders per share:
Basic	$0.72	$0.71	$0.42	$0.02	$(0.14)
Diluted	$0.71	$0.70	$0.42	$0.02	$(0.14)
Consolidated Balance Sheet Data:
Working capital	$212,285	$202,357	$42,475	$36,718	$35,279
Total assets	677,442	462,974	208,800	150,403	153,002
Current portion of long-term debt and capitalized lease obligations	174	163	224	213	3,280
Long-term debt and capitalized lease obligations, less current portion	87,974	138,716	8,055	8,254	8,467
Total stockholders’ equity	480,333	254,788	133,119	104,697	102,234
Other Data:
Depreciation and amortization	$21,229	$11,093	$7,520	$5,886	$6,676
Interest expense	12,468	2,090	587	618	918
Capital expenditures (4)	3,224	2,870	1,283	974	5,811

(1)

To conform to 2012, 2011, 2010 and 2009 presentation, foreign exchange gain (loss) was reclassified for 2008 from product cost of sales to interest and other expenses, net. The amount of foreign exchange gain that was reclassified in 2008 was $401. This had the effect of decreasing gross profit and increasing the loss from operations in 2008 by that amount.

(2)

In 2012, 2011 and 2010, based upon our recent results of operations and expectation of continued profitability in future years, we concluded that it is more likely than not that a portion of our net U.S. deferred tax assets would be realized. In accordance with ASC 740, in 2012, 2011 and 2010 we released valuation allowances associated with U.S. deferred tax assets resulting in a non-cash income tax benefit of $5,372, $6,221 and $1,162, respectively.

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

Overview

We are a leading global provider of 3D content-to-print solutions including 3D printers, print materials, on-demand custom parts services and 3D authoring tools for professionals and consumers. Our integrated solutions replace and complement traditional methods and reduce the time and cost of designing and manufacturing new products. These solutions are used to rapidly design, communicate, prototype and produce functional parts, empowering our customers to create and make with confidence. We derive our consolidated revenue primarily from the sale of our printers, the related print materials and services, including revenue from our on demand parts services.

Growth strategy

We are pursuing a growth strategy that focuses on five strategic initiatives:

•	Build our global custom parts services;

•	Accelerate 3D printer penetration;

•	Grow healthcare solutions revenue;

•	Build 3D consumer content products and services; and

•	Integrate 3D authoring solutions.

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

Build Global Custom Parts Services. As a supplement to our 3D print solutions, we believe that growing and expanding our custom parts services, through organic growth and acquisitions, will enable us to impart the latest technology to our customers months or years in advance of their ability to invest in new printers for their own use. We view this as an opportunity to introduce customers to the newest 3D additive production technologies and to build brand experience and customer loyalty with them. We also view it as a significant cross-selling and upselling opportunity from single parts all the way to production printers. In connection with this initiative, we launched our on-demand parts services in October 2009, earned $18.3 million of revenue related to our on-demand parts service in 2010 and built this service to $58.8 million of revenue in 2011 and $79.2 million in 2012.

Accelerate 3D Printer Penetration. We believe that accelerating 3D printer penetration through channel expansion and new products will provide a growing installed base to enable higher revenue from recurring sales of print materials and services. With this objective in mind, we have developed an extensive portfolio of 3D printers. We are continuing to expand our reseller channel for our personal and professional 3D printers and to train our resellers to perform installation and services for those printers. We exited 2012 with approximately 438 resellers and $87.8 million of revenue from personal and professional printers and $36.4 million of revenue from production printers, representing 88.8% growth over 2011.

Grow Healthcare Solutions Revenue. We believe that, by leveraging our rapid manufacturing core competencies in healthcare solutions applications, we can grow revenue within this marketplace. For example, in 2012 healthcare solutions revenue, including sales of printers, print materials and services for hearing aid, dental, medical device and other health-related applications, accounted for 14.0%, or $49.3 million, of total revenue and 12.1%, or $27.9 million, of our total revenue in 2011. We expect to continue to grow our healthcare solutions revenue, including from the planned commercialization of Bespoke products during 2013.

Build 3D Consumer Content Products and Services. We believe that the affordability of our personal printers makes 3D consumer content critical to accelerated adoption. Recognizing the opportunity to deliver 3D content to an expanded audience, we have begun work to identify the tools and services required to deliver 3D content to consumers. We believe that the creation of content products and services could make affordable 3D printers more widely adopted and used by people of all ages and walks of life. We expect to build this capability through a combination of internal developments and acquisitions, and for consumer solutions revenue to become meaningful to our results in 2013.

Integrate 3D Authoring Solutions. We believe that by providing a 3D authoring solutions platform to combine capture, mesh, surface, model and measure, we will be able to continue to expand the applications and utilization of 3D printing enabling seamless integration throughout the design and manufacture processes. We acquired Rapidform software tools in 2012 as the cornerstone of this initiative and we plan to continue to build this platform through a combination of internal developments and acquisitions, including our planned acquisition of Geomagic during the first quarter of 2013.

We intend to accomplish growth in all areas of our growth strategy organically and, as opportunities present themselves, through selective acquisitions. As with any growth strategy, there can be no assurance that we will succeed in accomplishing our strategic initiatives.

Summary of 2012 Financial Results

As discussed in greater detail below, revenue for 2012 increased primarily due to higher sales across all revenue categories. Our revenue increased by 53.5% to $353.6 million in 2012 from $230.4 million in 2011, after having increased from $159.9 million in 2010. These results reflected growth in demand for 3D printers and increased demand in several key industries we serve, increased print material sales from a growing installed base, and higher service revenue from on-demand parts services and growth from acquisitions. Revenue from Z Corp and Vidar for 2012 was $55.6 million.

We calculate organic growth by comparing last year’s total revenue to this year’s total revenue excluding the revenue of all acquired businesses that we have owned for less than twelve months. Once we have owned a business for one year, the revenue is included in organic revenue and organic growth is calculated based on our prior year total revenue. In 2012, our organic growth was 18.8% for the fourth quarter and 22.4% for the full year. In 2011, our organic growth was 8.8% for the fourth quarter and 19.2% for the full year.

For 2012, healthcare solutions revenue accounted for $49.3 million, or 14.0%, of our total revenue and included sales of printers, print materials and services for hearing aid, dental, medical device and other health-related applications, compared to $27.9 million, or 12.1%, in 2011.

Our gross profit for 2012 increased by 66.2% to $181.2 million from $109.0 million in 2011, after increasing from $74.0 million in 2010. Our higher gross profit for 2012 arose primarily from an increase in sales and our increased gross profit margin for printers, materials and on-demand parts. Our gross profit margin percentage improved to 51.2% in 2012 from 47.3% in 2011 and 46.3% in 2010. Gross profit margin benefited from improvements in our cost structure, higher print materials gross profit margin due to a shift in the mix of materials towards personal and professional print materials, the addition of higher margin Z Corp and Vidar printers and the addition of Rapidform software products, partially offset by increased sales of lower margin on-demand custom parts services.

Our total operating expenses increased by $46.5 million in 2012 from 2011, reflecting higher SG&A expense, primarily due to acquisition and severance expenses, higher commissions and staffing from our acquisitions; partially offset by a decrease in legal expenses associated with ongoing litigation. The increase also reflected an $8.9 million increase in research and development expenses related to our portfolio expansion and diversification efforts.

Our operating income improved by $25.7 million to $60.6 million in 2012 compared to operating income of $34.9 million in 2011 and $20.9 million in 2010. This was primarily due to higher revenue and the increase in our gross profit noted above, partially offset by higher operating expenses, including increased acquisition expenses incurred in the amount of $5.1 million.

Our net income for 2012 included $38.9 million of non-cash expenses, which primarily consisted of depreciation and amortization, loss on conversion of convertible debt, stock-based compensation and non-cash interest expense, compared to $11.0 million of non-cash expenses in 2011 which consisted of depreciation and amortization, deferred tax benefits and stock-based compensation. The increase in non-cash expenses is primarily due to amortization from acquired intangibles, the loss on conversion of convertible debt and non-cash interest on convertible notes, as well as an increase in stock-based compensation.

A number of actions or events occurred in 2012 that affected our liquidity and our balance sheet including the following:

•	Our unrestricted cash and cash equivalents decreased by $23.2 million to $155.9 million at December 31, 2012 from $179.1 million at December 31, 2011. Our cash included $183.7 million of cash paid for acquisitions, partially offset by $106.9 million of net proceeds from a public equity offering carried out in June 2012 and $53.0 million of net cash from operations. Cash at December 31, 2011 included $145.4 million of net proceeds from the issuance of senior convertible notes in November 2011 discussed above, of which $135.5 million of the net proceeds of the notes was used to complete the acquisition of Z Corp and Vidar in January 2012. See “Liquidity and Capital Resources” below.

•	During 2012, we used $183.7 million of cash to acquire nine businesses, including deferred purchase payments from prior acquisitions, to augment our printers business, on-demand parts services and consumer solutions initiative. See “Liquidity and Capital Resources –Cash Flow-Cash flow from investing activities.”

•	Our working capital increased by $9.9 million from $202.4 million at December 31, 2011 to $212.3 million at December 31, 2012. See “Liquidity and Capital Resources – Working capital” below.

•	Among major components of working capital, accounts receivable, net of allowances, increased by $19.2 million from December 31, 2011 to December 31, 2012, primarily reflecting higher revenue and increased revenue from revenue categories sold on credit terms. Inventory at December 31, 2012, net of reserves, was $12.2 million higher than its December 31, 2011 level, primarily reflecting timing of orders and delivery of finished goods print materials and raw materials, which are ordered in large quantities. Accrued and other liabilities increased by $9.1 million primarily due to higher accrued payroll from additional staffing and timing of payments. Accounts payable increased $0.2 million primarily reflecting timing of orders and payments to vendors associated with inventory and printer assembly.

Results of Operations for 2012, 2011 and 2010

Table 1 below sets forth revenue and percentage of revenue by class of product and service.

Table 1

(Dollars in thousands)	2012		2011		2010
Printers and other products	$126,798	35.8%	$66,665	28.9%	$54,686	34.2%
Materials	103,182	29.2	70,641	30.7	58,431	36.6
Services	123,653	35.0	93,117	40.4	46,751	29.2

Totals	353,633	100.0%	230,423	100%	159,868	100.0%

Consolidated revenue

Consolidated revenue increased in 2012 due primarily to an 83.1% increase in printer unit sales over 2011, excluding Cube units, coupled with increased sales of print materials and on-demand custom parts service revenue from acquired and organic growth. Revenue increased in 2012 due to increased volume across all sales categories primarily from increased demand from printers and on-demand custom parts services, both organic and from acquisitions. These changes are explained in greater detail in the Revenue by class of product and service and Revenue by geographic region sections below.

At December 31, 2012 our backlog was approximately $11.4 million, compared to $8.3 million at December 31, 2011 and $7.6 million at December 31, 2010. Production and delivery of our printers is generally not characterized by long lead times, backlog is more dependent on timing of customers’ requested delivery. In addition, custom parts services lead time and backlog depends on whether orders are for rapid prototyping or longer-range production runs. The December 31, 2012 backlog was well distributed with a portion from each of our revenue categories, including professional and production printer sales of $3.2 million. The December 2011 backlog included orders for production printers that amounted to $1.0 million and three orders for print materials that amounted to $1.2 million. The December 2010 backlog included two large print materials orders placed at the end of 2010 for delivery in 2011 that amounted to $0.8 million. The backlog at December 31, 2012 includes $5.9 million of on-demand parts orders, compared to $4.8 million at December 31, 2011 and $1.9 million at December 31, 2010.

Revenue by class of product and service

2012 compared to 2011

Sales volumes of new products and services increased by $53.4 million in 2012, while the volume of core products and services sold increased by $183.3 million compared to 2011. Table 2 sets forth the change in revenue by class of product and service for 2012 compared to 2011.

Table 2

(Dollars in thousands)	Printers and Other Products		Print Materials		Services		Total
2011 Revenue	$66,665	28.9%	$70,641	30.7%	$93,117	40.4%	$230,423	100%

Change in revenue:
Volume
Core products and services	145,224	217.8	6,084	8.6	32,010	34.4	183,318	79.6
New products and services	25,975	39	26,695	37.8	752	0.8	53,422	23.2
Price/Mix	(109,109)	(163.7)	1,766	2.5	—	—	(107,343)	(46.6)
Foreign currency translation	(1,957)	(2.9)	(2,004)	(2.8)	(2,226)	(2.4)	(6,187)	(2.7)

Net change	60,133	90.2	32,541	46.1	30,536	32.8	123,210	53.5

2012 Revenue	$126,798	35.8%	$103,182	29.2%	$123,653	35.0%	$353,633	100%

We earn revenue from the sales of printers and other products, print materials and services. On a consolidated basis, revenue for 2012 increased by 53.5% to $353.6 million from $230.4 million for 2011 primarily due to increased sales of printers from organic and acquired growth, coupled with increased demand for print materials and on-demand parts services from acquired and organic growth.

The increase in revenue from printers and other products for 2012 compared to 2011 was primarily the result of increased sales volume, driven by increased demand for personal and professional printers and acquired printers revenue from the Z Corp and Vidar acquisitions that we completed in the first quarter of 2012. As we have introduced new printers and price points, the professional and production printer capabilities have converged. Total printers revenue increased $60.1 million, or 90.2%, to $126.8 million. Professional and production printers revenue increased 82.8% and personal printers revenue increased 86.7% over 2011.

Due to the relatively high price of certain production printers and a corresponding lengthy selling cycle and relatively low unit volume of these higher priced production printer sales in any particular period, a shift in the timing and concentration of orders and shipments of a few printers from one period to another can affect reported revenue in any given period. Revenue reported for printers sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles. The increase in printer revenue is consistent with our ongoing plan to accelerate printer adoption by introducing lower priced printers and is partially due to the acquisition of Z Corp and Vidar in 2012, which added only personal and professional printers.

Revenue from print materials was aided by the improvement in printer sales and by the continued expansion of printers installed over the past periods and by increased materials sales from the acquisition of the RenShape® and Z Corp® print materials. Sales of integrated materials represented 62.6% of total print materials revenue in 2012, compared to 52% in 2011.

The increase in services revenue primarily reflects revenue from on-demand parts services from both organic and acquired growth. Service revenue from on-demand custom parts was $79.2 million, or 64.1%, of service revenue for 2012 compared to $58.8.million, or 63.1%, of 2011 service revenue. For the fourth quarter of 2012, revenue from on-demand parts services was $21.0 million, or 20.6%, of total fourth quarter revenue compared to $18.7 million, or 26.7%, of total 2011 fourth quarter revenue.

For the full year 2012, Z Corp and Vidar had $55.6 million of revenue compared to $56.5 million in 2011. If Z Corp and Vidar had been included in our revenue for 2011, our overall revenue growth would have been 23.2% in 2012.

In addition to changes in sales volumes, including the impact of revenue from acquisitions, there are two other primary drivers of changes in revenue from one period to another: the combined effect of changes in product mix and average selling prices, sometimes referred to as price and mix effects, and the impact of fluctuations in foreign currencies.

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

2011 compared to 2010

Sales volumes of new products and services increased by $19.2 million in 2011, while the volume of core products and services sold increased by $49.5 million compared to 2010. Table 3 sets forth the change in revenue by class of product and service for 2011 compared to 2010.

Table 3

(Dollars in thousands)	Printers and Other Products		Print Materials		Services		Total
2010 Revenue	$54,686	34.2%	$58,431	36.6%	$46,751	29.2%	$159,868	100%

Change in revenue:
Volume
Core products and services	689	1.3	5,771	9.9	43,052	92.1	49,512	30.9
New products and services	13,660	25.0	3,708	6.3	1,856	4.0	19,224	12.0
Price/Mix	(3,504)	(6.4)	724	1.2	—	—	(2,780)	(1.7)
Foreign currency translation	1,134	2.1	2,007	3.4	1,458	3.1	4,599	2.9

Net change	11,979	21.9	12,210	20.9	46,366	99.2	70,555	44.1

2011 Revenue	$66,665	28.9%	$70,641	30.7%	$93,117	40.4%	$230,423	100%

As set forth in Table 1 and Table 3:

•	Revenue from printers and other products increased by $12.0 million, or 21.9%, to $66.7 million for 2011 from $54.7 million for 2010 and decreased to 28.9% of consolidated revenue in 2011 from 34.2% in 2010. The increase in revenue from printers and other products that is due to volume for 2011 compared to 2010 was primarily the result of higher volume with a shift in the mix of printers and other products toward lower priced personal and professional printers. This increase was partially offset by a $3.5 million unfavorable effect of price and mix and a negative $1.1 million foreign currency translation impact.

•	Revenue from materials increased by $12.2 million, or 20.9%, to $70.6 million for 2011 from $58.4 million for 2010. Revenue from materials was aided by the improvement in production printer sales, which are typically accompanied by significant initial materials purchases to charge up new printers and commence production, and the continued expansion of printers installed over the past periods. Materials revenue volume from our core products increased $9.4 million coupled with a $0.7 million favorable price and mix and a $2.0 million favorable impact of foreign currency translation.

•	Revenue from services increased $46.4 million for 2011 compared to 2010 and increased to 40.4% of consolidated revenue in 2011 from 29.2% in 2010, primarily reflecting the effect of the increase in revenue from on-demand parts services.

Revenue by geographic region

2012 compared to 2011

All geographic regions experienced higher levels of revenue in 2012 compared to 2011. This was principally due to continued global R&D spending, which we believe led to higher levels of printer sales and print materials sales. Revenue from U.S. operations increased as a percentage of total revenue due to revenue related to increased acquisition activity in the U.S., including the acquisitions of Quickparts, Z Corp and Vidar. The banking crisis combined with economic weakness in several European countries led to increased negative impact of foreign currency translation for the European region, while a strengthening Japanese Yen for most of 2012 resulted in a favorable foreign currency translation for the Asia-Pacific region.

Table 4 sets forth the change in revenue by geographic area for 2012 compared to 2011:

Table 4

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Total
2011 Revenue	$117,739	51.1%	$83,324	36.2%	$29,360	12.7%	$230,423	100%

Change in revenue:
Volume	174,459	148.2	28,016	33.6	34,265	116.7	236,740	102.7
Price/Mix	(95,784)	(81.4)	(4,015)	(4.8)	(7,544)	(25.7)	(107,343)	(46.6)
Foreign currency translation	—	—	(6,638)	(8.0)	451	1.5	(6,187)	(2.7)

Net change	78,675	66.8	17,363	20.8	27,172	92.5	123,210	53.5

2012 Revenue	$196,414	55.5%	$100,687	28.5%	$56,532	16.0%	$353,633	100%

As shown in Table 4:

•	Revenue from U.S. operations increased by $78.7 million, or 66.8%, in 2012 to $196.4 million from $117.7 million in 2011. This increase was due primarily to higher volume, partially offset by the unfavorable combined effect of price and mix.

•	Revenue from non-U.S. operations increased by $44.5 million, or 39.5%, to $157.2 million in 2012 from $112.7 million in 2011 and comprised 44.5% of consolidated revenue in 2012 compared to 48.9% in 2011. The increase in non-U.S. revenue, excluding the impact of foreign currency translation, was 45.0% in 2012 compared to 23.5% in 2011.

•	Revenue from European operations increased by $17.4 million, or 20.8%, to $100.7 million in 2012 from $83.3 million in 2011. This increase was due to a $28.0 million increase in volume, partially offset by a $6.6 million unfavorable effect of foreign currency translation and a $4.0 million combined unfavorable impact of price and mix.

•	Revenue from Asia-Pacific operations increased by $27.1 million, or 92.5%, to $56.5 million in 2012 from $29.4 million in 2011. This increase was primarily due to a $34.3 million increase in volume and a $0.5 million favorable foreign currency translation, partially offset by a $7.5 million unfavorable combined effect of price and mix.

2011 compared to 2010

All geographic regions experienced higher levels of revenue in 2011 compared to 2010. This was principally caused by continued economic recovery in 2011 and an increase of R&D spending, which we believe led to higher levels of printer sales and print material sales. Revenue from U.S. operations increased as a percentage of total revenue due to revenue related to increased acquisition activity in the U.S., including the acquisition of Quickparts. The continued volatility in foreign currencies led to increased positive impact of foreign currency translation for the European region, while a strengthening Japanese Yen resulted in favorable foreign currency translation for the Asia-Pacific region.

Table 5 sets forth the change in revenue by geographic area for 2011 compared to 2010.

Table 5

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Total
2010 Revenue	$72,452	45.3%	$65,539	41%	$21,877	13.7%	$159,868	100%

Change in revenue:
Volume	49,628	68.5	12,841	19.6	6,267	28.6	68,736	43
Price/Mix	(4,341)	(6.0)	1,302	2.0	259	1.2	(2,780)	(1.7)
Foreign currency translation	—	—	3,642	5.6	957	4.4	4,599	2.8

Net change	45,287	62.5	17,785	27.1	7,483	34.2	70,555	44.1

2011 Revenue	$117,739	51.1%	$83,324	36.2%	$29,360	12.7%	$230,423	100%

As shown in Table 5:

•	Revenue from U.S. operations increased by $45.2 million or 62.5% in 2011 to $117.7 million from $72.5 million in 2010. This increase was due primarily to higher volume coupled with the favorable combined effect of price and mix.

•	Revenue from non-U.S. increased by $25.3 million or 28.9% to $112.7 million in 2011 from $87.4 million in 2010 and comprised 48.9% of consolidated revenue in 2011 compared to 54.7% in 2010. The increase in non-U.S. revenue, excluding the impact of foreign currency translation, was 23.5% in 2011.

•	Revenue from European operations increased by $17.8 million, or 27.1%, to $83.3 million in 2011 from $65.5 million in 2010. This increase was due to $12.8 million increase in volume, a $3.6 million favorable effect of foreign currency translation and a $1.3 million favorable combined effect of price and mix.

•	Revenue from Asia-Pacific operations increased by $7.5 million, or 34.2%, to $29.4 million in 2011 from $21.9 million in 2010. This increase was caused primarily by a $6.2 million increase in volume, a $1.0 million favorable effect of foreign currency translation and a $0.3 million favorable combined effect or price and mix.

Gross profit and gross profit margins

Gross profit margin improved in both 2012 and 2011. Table 6 sets forth gross profit and gross profit margin for our products and services.

Table 6

	Year Ended December 31,
	2012		2011		2010
(Dollars in thousands)	Gross Profit	Gross Profit	Gross Profit	Gross Profit	Gross Profit	Gross Profit
Printers and other products	$54,276	42.8%	$24,967	37.4%	$21,352	39.0%
Print materials	70,418	68.2	45,751	64.8	35,724	61.1
Services	56,502	45.7	38,310	41.1	16,900	36.1

Total	$181,196	51.2%	$109,028	47.3%	$73,976	46.3%

On a consolidated basis, gross profit for 2012 increased by $72.2 million, or 66.2%, to $181.2 million compared to $109.0 million and $74.0 million for 2011 and 2010, respectively. The higher gross profit margin reflects improved overhead absorption due to higher sales from all revenue categories, increased revenue from higher gross profit margin personal and professional materials and continued operational efficiencies. Gross profit margin for 2012 increased 3.9 percentage points from 47.3% in 2011 to 51.2% in 2012.

Printers and other products gross profit increased by 117.4% to $54.3 million in 2012 from $25.0 million in 2011, while the gross profit margin increased by 5.4 percentage points in 2012 to 42.8%. This increase in gross profit margin resulted from improved cost structure, the addition of higher margin Z Corp and Vidar professional printers and increased revenue from software products which have higher gross profit margins.

Gross profit for materials improved by 53.9% to $70.4 million, with the gross profit margin increasing 3.4 percentage points to 68.2% from 64.8% in 2011. This is primarily due to the increase in sales volume of materials resulting in improved overhead absorption over higher revenue and a larger percentage of materials sales from higher gross profit margin integrated materials.

Gross profit for services increased by 47.5% to $56.5 million compared to $38.3 million in 2011, with the gross profit margin increasing 4.6 percentage points to 45.7%. The improved gross profit is due to the increased revenue from on-demand parts services. The increase in gross profit margin for services reflected a 4.8 percentage point increase in on-demand parts service gross profit margin to 42.7% in 2012 compared to 37.9% in 2011 and a 3.6 percentage point increase of printer services margin to 50.1% in 2012 compared to 46.5% in 2011.

Operating expenses

As shown in the table below, total operating expenses increased by $46.5 million, or 62.7%, to $120.6 million for 2012, after increasing to $74.1 million for 2011 from $53.1 million for 2010, and increased to 34.1% of revenue compared to 32.2% and 33.2% in 2011 and 2010, respectively. This increase consists of $37.6 million of higher selling, general and administrative expenses and $8.9 million of higher research and development expenses, both of which are discussed below.

Table 7

	Year Ended December 31,
	2012		2011		2010
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Selling, general and administrative expenses	$97,422	27.5%	$59,795	26.0%	$42,331	26.5%
Research and development expenses	23,203	6.6	14,331	6.2	10,725	6.7

Total operating expenses	$120,625	34.1%	$74,126	32.2%	$53,056	33.2%

Selling, general, and administrative costs

2012 compared to 2011

Selling, general and administrative expenses increased by $37.6 million, or 62.9%, to $97.4 million in 2012 from $59.8 million in 2011.

The $37.6 million increase in selling, general and administrative expenses in 2012 included an $18.4 million increase in salary, benefits and contract labor costs. The majority of that was related to increased commissions on higher revenues and operating costs for newly acquired businesses. SG&A expenses were also impacted by a $3.7 million increase in marketing expenses, a $2.5 million increase in agent commissions, a $1.7 million increase in occupancy costs, a $1.3 million increase in bad debt expense and a $1.2 million increase in travel costs, partially offset by a $4.2 million improvement in legal expenses. In addition, SG&A included $5.1 million of acquisition expenses.

Depreciation and amortization increased $10.1 million to $21.2 million in 2012 from $11.1 million in 2011. The increases in depreciation and amortization in 2012 and 2011 were primarily due to additional capital equipment placed in service and intangible assets from acquired businesses.

2011 compared to 2010

Selling, general and administrative expenses increased by $17.5 million or 41.3%, to $59.8 million in 2011 from $42.3 million in 2010 after increasing by $6.8 million in 2010. As a percentage of revenue, selling, general and administrative expenses were 26.0% and 26.5% in 2011 and 2010, respectively.

The $17.5 million increase in selling, general and administrative expenses in 2011 was primarily due to a $6.8 million increase in salary, benefits and contract labor costs. The majority of that was related to increased commissions on higher revenues and operating costs for newly acquired businesses. SG&A expenses were also impacted by a $1.6 million increase in bad debt expense, a $1.4 million increase in litigation costs and a $0.8 million increase in marketing costs. In addition, SG&A included $3.8 million of acquisition expenses, primarily from fourth quarter acquisition activity.

Depreciation and amortization increased to $11.5 million in 2011 from $7.5 million in 2010. The increases in depreciation and amortization in 2011 and 2010 were primarily due to additional capital equipment placed in service and intangibles from acquired businesses.

Research and development expenses

Research and development expenses increased by 61.9% to $23.2 million in 2012 from $14.3 million in 2011. The $8.9 million increase in 2012 was due to a $4.5 million increase in R&D salary and compensation expenses primarily due to new product development and investment in support of our portfolio expansion and diversification efforts, a $2.0 million increase in supplies and equipment and a $0.4 million increase in outside consulting and outsourcing services.

In 2011, research and development expenses increased 33.6% to $14.3 million from $10.7 million in 2010. The increase in 2011 was principally due to a $2.0 million increase in R&D compensation expenses primarily related to new product development and investment in consumer solutions, a $1.0 million increase in materials and $0.3 million increase in outside consulting and outsourcing services.

Income from operations

Operating income increased $25.7 million to $60.6 million in 2012 compared to $34.9 million in 2011 and $20.9 million in 2010. The increase in operating income was primarily due to increased revenue in all categories, which led to improved overhead absorption, partially offset by increased operating expenses. See “Gross profit and gross profit margins” and “Selling, general and administrative costs” above.

The following table sets forth operating income from operations by geographic area for 2012, 2011 and 2010.

Table 8

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Income from operations
United States	$37,743	$19,045	$10,946
Germany	1,305	1,509	935
Other Europe	5,415	6,645	1,935
Asia Pacific	16,528	7,152	6,356

Subtotal	60,991	34,351	20,172
Inter-segment elimination	(420)	551	748

Total	$60,571	$34,902	$20,920

With respect to the U.S., in 2012, 2011 and 2010, the changes in operating income by geographic area reflected the same factors relating to our consolidated operating income that are discussed above.

As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income in our operations outside the U.S. in each of 2012, 2011 and 2010 resulted primarily from changes in sales volume, transfer pricing and foreign currency translation.

Interest and other expenses, net

Interest and other expenses, net, which consists primarily of interest and other expense and foreign exchange gain or loss, amounted to $17.3 million of net expense for 2012. Interest and other expense, net amounted to $2.5 million for 2011 and $1.2 million for 2010. For 2012, interest and other expense, net included $12.5 million of interest expense, including $12.0 million of interest expense related to the 5.50% senior convertible notes, $7.3 million of other expense, primarily related to loss on conversion of convertible notes; partially offset by $2.4 million of interest and other income and $0.1 million of foreign exchange gain. For 2011, interest and other expense, net included $2.1 million of interest expense, $0.4 million of other expense and $0.1 million of foreign exchange loss; partially offset by $0.1 million of interest and other income, compared to $0.9 million interest and other expense and $0.3 million foreign exchange loss for 2010. The 2012 increase resulted primarily from the senior convertible notes interest and losses on conversion. The 2011 increase resulted from lower interest income on investments in 2011 and increased interest expense related to the 5.50% senior convertible notes issued in November 2011 which amounted to $1.3 million of interest expense for 2011.

Provisions for income taxes

We recorded a $4.3 million expense for income taxes in 2012. We recorded a $3.0 million benefit for income taxes and a $0.2 million provision for income taxes in 2011 and 2010, respectively. In 2012, this expense primarily reflects a $6.2 million expense related to the use of U.S. net operating losses against which the valuation allowance had been released during 2011; $2.8 million of tax expense in foreign jurisdictions; partially offset by a $5.4 million benefit due to the release of valuation allowances associated with U.S. deferred tax assets. In 2011, this benefit primarily reflects a $6.2 million benefit due to $17.0 million release of valuation allowances associated with U.S. deferred tax assets, partially offset by $1.6 million of tax expense in foreign jurisdictions. In 2010, this provision primarily reflected $1.3 million of tax expense in foreign jurisdictions, partially offset by a $1.2 million benefit due to a $3.0 million release of valuation allowances associated with U.S. deferred tax assets.

During the fourth quarter of 2012, based upon our recent results of operations and expected profitability in the future, we concluded that it is more likely than not that the remainder of our current U.S. deferred tax assets will be realized. As a result, in accordance with ASC 740, during 2012 we reversed $5.4 million of the valuation allowance related to $12.4 million of reserves, accruals and tax credits and to $7.6 million of net operating losses for state income tax purposes. The reversal of the valuation allowance resulted in a non-cash income tax benefit of $5.4 million, which resulted in a benefit of $0.10 per share. During the second quarter of 2011, based upon our recent results of operations and expected profitability in the future, we concluded that it is more likely than not that a portion of our U.S. net deferred tax assets will be realized. As a result, in accordance with ASC 740, during 2011 we reversed $6.2 million of the valuation allowance related to $17.0 million of net operating carryforwards. The reversal of the valuation allowance resulted in a non-cash income tax benefit of $6.2 million, which resulted in a benefit of $0.12 per share. During 2010, we reversed $1.2 million of valuation allowance related to $3.0 million of net operating loss carryforwards. The reversal of the valuation allowance resulted in a non-cash income tax benefit of $1.2 million, which resulted in a benefit of $0.03 per share.

In 2012, 2011 and 2010, we utilized U.S. net operating loss carryforwards, which had had a full valuation allowance against them, to eliminate any U.S. federal income taxes and to significantly reduce U.S state taxes. In 2012, we also utilized tax credits, which had full valuation allowances against them, to reduce U.S. federal income taxes. Absent the use of these net operating loss carryforwards and tax credits, income tax expense would have been $10.8 million, $5.1 million and $6.7 million, respectively, and the income tax rate would have been 24.9%, 15.6% and 33.9%, respectively. Absent the combined impact of the use of these net operating loss carryforwards and the release of the valuation allowances in 2012, 2011 and 2010, income tax expense would have been $16.2 million, $11.3 million and $7.8 million, respectively, and the income tax rate would have been 37.3%, 34.8% and 39.3%, respectively.

Our $4.3 million expense for income taxes in 2012 increased from 2011 principally due to increased U.S. income in 2012 and to the deferred tax expense impact of utilizing net operating loss carryforwards against which valuation allowance had been released in 2011, offset by the favorable impact of the valuation allowance release during the fourth quarter of 2012.

Our $3.0 million benefit for income taxes in 2011 increased from 2010 principally due to the $6.2 million favorable impact from the release of valuation allowances associated with U.S. deferred tax assets.

See Note 20 to the Consolidated Financial Statements.

Net income; net income available to 3D Systems common stockholders

In 2012 we generated net income of $38.9 million, compared to net income of $35.4 million in 2011 and net income of $19.6 million in 2010.

The principal reasons for our higher net income in 2012, which are discussed in more detail above, were a $123.2 million increase in revenue and a $72.2 million increase in gross profit, partially offset by $46.5 million higher operating expenses as a result of higher commissions, operating costs of acquired companies and acquisition expenses.

The principal reasons for our higher net income in 2011, which are discussed in more detail above, were a $70.6 million increase in revenue and a $35.0 million increase in gross profit, partially offset by $21.0 million higher operating expenses as a result of higher commissions, operating costs of acquired companies and acquisition expenses.

Net income available to common stockholders was $38.9 million for 2012, $35.4 million for 2011 and $19.6 million for 2010. On a per share basis, our basic net income per share available to the common stockholders was $0.72 in 2012 and our diluted net income per share available to common stockholders was $0.71. In 2011, our basic net income per share available to the common stockholders was $0.71 and our diluted net income per share available to common stockholders was $0.70. This is an improvement over our net income per share available to the common stockholders, on a basic and diluted basis, of $0.42 per share for 2010.

The calculation of diluted income per share excluded options with an exercise price that exceeds the average market price of shares during the period, since the effect of their inclusion would have been anti-dilutive resulting in an increase to the net earnings per share. The average outstanding diluted shares calculation also excluded shares that may be issued upon conversion of the outstanding senior convertible notes because the effect of their inclusion would have been anti-dilutive resulting in an increase to the net earnings per share.

In February 2013, we announced a three-for-two stock split, in the form of a stock dividend. Trading will begin on a split-adjusted basis on February 25, 2013. On a split-adjusted basis, 2012 weighted average shares for basic and diluted net income per share would have been 87,797 shares and 90,804 shares respectively and net income per share, on a basic and diluted basis, would have been $0.43.

See Notes 17 and 24 to the Consolidated Financial Statements.

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

Release of valuation allowance on deferred tax assets. We exclude the tax-effected, non-cash net benefit of the releases of portions of the valuation allowance on deferred tax assets.

Loss on conversion of convertible notes. We exclude the tax-effected, loss on conversion of convertible notes.

Net gain on acquisitions and litigation settlements. We exclude the tax-effected, net gain or loss on acquisitions and litigation settlements.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

Table 9

	Year Ended December 31,
(Dollars in thousands, except per share)	2012	2011	2010
GAAP net income	$38,941	$35,420	$19,566
Stock-based compensation	4,613	2,637	1,406
Amortization of intangibles (a)	11,452	5,050	1,939
Acquisition and severance expenses	4,982	3,664	646
Non-cash interest expense	3,489	400	—
Loss on convertible notes	6,295	—	—
Net gain on acquisitions and litigation settlements	(1,296)	—	—
Release of valuation allowance on deferred tax assets	(610)	(6,221)	(1,162)

Non-GAAP adjusted net income	$67,866	$40,950	$22,395

Non-GAAP adjusted basic earnings per share	$1.26	$0.82	$0.49

Non-GAAP adjusted diluted earnings per share (b)	$1.25	$0.81	$0.48

(a)	Represents amortization expense for the years ended December 31, 2012, 2011 and 2010, of which $193, $237 and $475, respectively, are included in cost of sales and the remaining $11,259, $4,813 and $1,464, respectively, are included in operating expenses.
(b)	Quarterly non-GAAP diluted earnings per share for 2012 were $0.25 for the first quarter, $0.27 in the second quarter, $0.32 in third quarter and $0.39 for the fourth quarter. For 2011, non-GAAP diluted earnings per share were $0.17 in the first quarter, $0.19 in the second quarter, $0.18 in the third quarter and $0.27 in the fourth quarter.

Liquidity and Capital Resources

Our cash flow from operations and the net proceeds from capital markets transactions in 2012 have enabled us to continue to execute our growth strategies, including our acquisitions in 2012. During 2012, we generated $53.0 million of cash from operations and utilized $183.7 million of cash to fund acquisitions.

•	Operating cash flow, a key source of our liquidity, was $53.0 million in 2012, an increase of $25.3 million, or 91.8%, as compared to 2011. In 2011, cash provided by operations was $27.7 million.

•	Unrestricted cash and cash equivalents decreased by $23.2 million to $155.9 million at December 31, 2012 from $179.1 million at December 31, 2011 and $37.3 million at December 31, 2010.

•	During 2012, we completed a common stock offering that resulted in $106.9 million in net proceeds. The cash at December 31, 2011 included $145.4 million net proceeds from senior convertible notes, of which $135.5 million was used to complete the acquisition of Z Corp and Vidar on January 3, 2012. During 2011, we also completed a common stock offering that resulted in net proceeds of $62.1 million.

•	Acquisitions constituted a $183.7 million use of cash in 2012, including the completion of nine acquisitions, as compared to $92.7 million for the completion of twelve acquisitions in 2011.

•	Our net working capital increased by $9.9 million to $212.3 million at December 31, 2012 from $202.4 million at December 31, 2011, which included the net proceeds from the senior convertible notes issuance which was subsequently used to complete the purchase of Z Corp and Vidar.

See Cash flow and Lease obligations below.

We have an effective registration statement on Form S-3 under which, among other things, we may issue up to $300.0 million of securities. We issued $112.1 million of Common Stock in 2012 in reliance upon this registration statement and the remaining $187.9 million of securities covered by it may be issued until June 12, 2015. We may file a new registration statement at any time to increase these available amounts as necessary to provide flexibility to execute our growth strategy.

During 2012, we completed a common stock offering that resulted in $106.9 million of net cash proceeds. During 2011, we completed a common stock offering that resulted in $62.1 million of cash, net and we completed a private placement of 5.5% Senior Convertible Notes due 2016 that resulted in $145.4 million of cash, net.

We have relied upon our unrestricted cash, cash flow from operations, and capital markets transactions to meet our cash requirements for working capital, capital expenditures and acquisitions. However, it is possible that we may need to raise additional funds to finance our activities beyond the next twelve months or to consummate significant acquisitions of other businesses, assets, products or technologies. If needed, we may be able to raise such funds through the sales of equity or debt securities to the public or selected investors, by borrowing from financial institutions, selling assets or restructuring debt. There is no assurance, however, that funds will be available from these sources in the amounts or on terms acceptable to us.

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

Cash equivalents comprise funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality.

A summary of the components of liquidity is shown below in Table 10.

Table 10

	December 31,
(Dollars in thousands)	2012	2011
Cash and cash equivalents	$155,859	$179,120
Working capital	$212,285	$202,357
Total stockholders’ equity	$480,333	$254,788

Cash flow

A summary of the components of cash flows is shown below in Table 11.

Table 11

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Cash provided by operating activities	$53,044	$27,660	$31,844
Cash used in investing activities	(187,654)	(95,709)	(20,774)
Cash provided by financing activities	111,126	209,975	1,041
Effect of exchange rate changes on cash	223	(155)	325

Net (decrease) increase in cash and cash equivalents	$(23,261)	$141,771	$12,436

Cash flow from operations

2012 compared to 2011

For the year ended December 31, 2012, we generated $53.0 million of net cash from operating activities. This change in cash primarily consisted of our $38.9 million net income, $38.9 million of non-cash charges that were included in our net income and $24.8 million of cash used in net changes in operating accounts.

The principal changes in non-cash items that favorably affected operating cash flow included $21.2 million of depreciation and amortization expense, $7.0 million loss on conversion of convertible notes, and $5.1 million of stock-based compensation expense, partially offset by $0.7 million deferred tax benefit.

Changes in working capital that resulted in a source of cash included the following:

•	a $9.1 million increase in accrued liabilities;

Accrued liabilities increased primarily due to an increase in accrued compensation and benefits from the timing of payroll cycles, increased salaries related to acquisitions and higher commissions as a result of increased revenue.

Changes in working capital that resulted in a use of cash included the following:

•	a $19.2 million increase in accounts receivable, net;

•	a $12.2 million increase in inventory;

•	a $1.3 million decrease in customer deposits;

•	a $0.8 million increase in prepaid expenses and other current assets; and

•	a $0.2 million decrease in accounts payable.

Accounts receivable increased as a result of the record revenues for 2012 and the increase in days sales outstanding to 72 days in 2012 from 67 days in 2011. Inventories increased primarily due to the timing of orders and delivery of finished goods materials and raw materials, which are purchased in large quantities.

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

Inventories increased primarily due to the timing of orders and delivery of finished goods materials and raw materials, which are purchased in large quantities. Accounts payable decreased as a result of timing of orders and payments to vendors. Accrued liabilities decreased primarily due to lower accrued payroll and liabilities for earnouts related to acquired companies. Accounts receivable increased as a result of the record revenues for 2011 and the increase in days sales outstanding to 67 days in 2011 from 64 days in 2010.

Cash flow from investing activities

Net cash used in investing activities in 2012 increased to $187.7 million from $95.7 million in 2011. In 2012 this consisted of $183.7 million related to acquisitions and $3.2 million of net purchases of property and equipment and $0.7 million of additions to license and patent costs. See Notes 3, 5 and 6 to the Consolidated Financial Statements.

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

Capital expenditures were $3.2 million in 2012, $2.9 million in 2011 and $1.3 million in 2010. Capital expenditures in 2012, 2011 and 2010 primarily consisted of expenditures for tooling and printers associated with our new product development efforts and leasehold improvements and equipment to support our on-demand custom parts service.

As discussed below, we completed 31 business acquisitions during 2010, 2011 and 2012. The majority of the acquisitions have resulted in the recording of goodwill. This goodwill typically arises because the purchase price for these businesses reflects a number of factors including the future earnings and cash flow potential of these businesses; the multiples to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which we acquired the business; and the complementary strategic fit and resulting synergies these businesses bring to existing operations. See Note 7 to the Consolidated Financial Statements.

2012 acquisitions

We acquired nine businesses in 2012 for cash consideration of $183.7 million, net of cash acquired, with an additional $7.7 million of consideration paid in the form of common stock. Two of the acquisitions were related to on-demand custom parts services, three were building blocks for our consumer growth initiative, two acquisitions were related to our printers business, one was related to healthcare solutions and one was related to our 3D authoring solutions initiative. In addition, we made deferred purchase payments of $0.4 million in connection with acquisitions completed in 2011. See Note 3 to the Consolidated Financial Statements.

2011 acquisitions

We acquired twelve businesses in 2011 for cash consideration of $92.7 million, net of cash acquired, with an additional $3.0 million of consideration paid in the form of common stock. Five of the acquisitions were related to on-demand custom parts services, four were building blocks for our consumer growth initiative and three acquisitions were related to our printers business. In addition, we made deferred purchase payments of $3.7 million in connection with acquisitions completed in 2010. See Note 3 to the Consolidated Financial Statements.

2010 acquisitions

We acquired seven businesses in 2010 for consideration of $19.2 million, net of cash acquired. Six of the acquisitions were related to on-demand custom parts services and one acquisition was related to personal 3D printers. In addition, in 2010 we made deferred payments of $1.3 million in connection with the 2009 acquisitions. See Note 3 to the Consolidated Financial Statements.

Recent acquisition developments

As discussed above, subsequent to our 2012 year-end, we acquired COWEB and signed a definitive agreement to acquire Geomagic. See Notes 3 and 24 to the Consolidated Financial Statements.

Cash flow from financing activities

As previously discussed, we have an effective registration statement on Form S-3 under which, among other things, we may issue up to $300.0 million of securities. We issued $112.1 million of Common Stock in 2012 in reliance upon this registration statement and the remaining $187.9 million of securities covered by it may be issued until June 12, 2015. Subject to the limitations of our Certificate of Incorporation and applicable law, we are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We may file a new registration statement at any time to increase these available amounts as necessary to provide flexibility to execute our growth strategy.

In June 2012, we completed an equity offering netting $106.9 million in proceeds after deducting related expenses. In early 2011, we completed an equity offering netting $62.1 million in proceeds after deducting related expenses. In November 2011, we issued $152.0 million in senior convertible notes due 2016 in a private placement, netting $145.4 million in proceeds after deducting related expenses, of which $135.5 million was subsequently paid to complete the acquisition of Z Corp and Vidar on January 3, 2012. See Note 3 to the Consolidated Financial Statements.

Net cash provided by financing activities decreased to $111.1 million in 2012 from $210.0 million in 2011. Net cash provided by financing activities in 2010 was $1.0 million. The 2012 cash provided by financing primarily resulted from the $106.9 million of net proceeds from the common stock issuance and from $4.4 million of stock based compensation proceeds. The 2011 proceeds primarily resulted from the previously discussed net proceeds of the common stock issuance and net proceeds of the convertible notes issuance and from $2.8 million of stock-based compensation proceeds. The cash provided by financing activities in 2010 resulted primarily from higher stock option exercise activity.

Contractual Commitments and Off-Balance Sheet Arrangements

Our principal commitments at December 31, 2012 consisted of the capital leases on our Rock Hill facility, operating leases, deferred purchase price and earnouts on acquisitions and purchase obligations, which are discussed in greater detail below. Tables 11 and 12 below summarize our contractual obligations as of December 31, 2012.

Future contractual payments at December 31, 2012 are set forth below.

Table 12

	Years Ending December 31,
(Dollars in thousands)	2013	2014-2015	2016-2017	Later Years	Total
Capitalized lease obligations	$698	$1,406	$1,392	$10,345	$13,841
Non-cancelable operating leases	4,269	4,611	2,523	1,012	12,415
Purchase obligations	10,894	—	—	—	10,894
Deferred purchase price on acquisitions	1,465	—	—	—	1,465
Earnouts on acquisitions	1,192	1,454	—	—	2,646
Principal of senior convertible notes	—	—	90,960	—	90,960
Interest on senior convertible notes	7,621	16,048	8,097	—	31,766

Total	$26,139	$23,519	$102,972	$11,357	$163,987

Debt and lease obligations

Debt

As discussed above, in November 2011, we issued senior convertible notes due 2016 in an aggregate principal amount of $152.0 million. These notes bear interest at a fixed rate of 5.50% per annum, payable June 15 and December 15 of each year while they are outstanding. Interest payments began June 15, 2012. The net proceeds of the notes were used to fund the acquisition of Z Corp and Vidar and for general corporate purposes.

The notes have an initial conversion rate of 46.6021 shares of Common Stock per $.001 million principal amount of notes, which amounts to a conversion price of $21.46 per common share. Upon conversion, the Company has the option to pay cash or issue Common Stock, or a combination thereof. The aggregate principal amount of these notes then outstanding matures on December 15, 2016, unless earlier converted or repurchased in accordance with the terms of the notes.

Conditions for conversion have been satisfied and the notes are convertible. During 2012 note holders converted $61.0 million aggregate principal amount of notes, which converted into 2.8 million shares of common stock. We recognized a $7.0 million loss on conversion of these notes in other expense, net. As of December 31, 2012, the aggregate principal amount of notes outstanding was $91.0 million. If additional conversions occur, we will recognize the impact of those conversions in interest and other expenses, net and interest expense going forward will be reduced.

From January 1, 2013 through February 15, 2013, note holders have converted an additional $34.6 million aggregate principal amount of notes, which converted into 1.6 million shares of common stock. We expect to recognize a loss of $4.8 million on conversion of these notes in other expense, net during the first quarter of 2013. As of February 15, 2013, the aggregate principal amount of notes outstanding was $56.3 million, and we expect annual interest for the years 2013 through 2016 to be approximately $5.3 million per year.

The notes contain a number of covenants covering, among other things, payment of notes, reporting, maintenance of existence and payment of taxes. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the notes. We were in compliance with all covenants as of December 31, 2012. See Note 11 to the Consolidated Financial Statements. The notes are senior in right of payment (as defined in the note Agreement).

Leases

On February 8, 2006, we entered into a lease agreement with KDC-Carolina Investments 3, LP (now Lex Rock Hill, LP successor) pursuant to which KDC constructed and leased to us an approximately 80,000 square foot building in Rock Hill, South Carolina. Under the terms of this lease the landlord agreed to lease the building to us for an initial 15-year term following completion. We took occupancy of the building in November 2006. See Note 12 to the Consolidated Financial Statements.

After its initial term, the lease provides us with the option to renew the lease for two additional five-year terms as well as the right to cause the landlord, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of approximately $0.7 million in 2013 through 2021, including a rent escalation in 2016. Under the terms of the lease, we are obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises.

In accordance with ASC 840, “Leases,” we are considered an owner of the property. Therefore, we have recorded $7.6 million and $7.8 million at December 31, 2012 and 2011, respectively, as building in our consolidated balance sheet with a corresponding capitalized lease obligation in the liabilities section of the consolidated balance sheet. See Note 12 to the Consolidated Financial Statements.

Our outstanding capitalized lease obligations at December 31, 2012 and December 31, 2011 were as follows:

Table 13

(Dollars in thousands)	2012	2011
Capitalized lease obligations:
Current portion of capitalized lease obligations	$174	$163
Capitalized lease obligations, long-term portion	7,443	7,609

Total capitalized lease obligations	$7,617	$7,772

Capitalized lease obligations of $7.6 million at December 31, 2012 decreased from $7.8 million at December 31, 2011 primarily due to scheduled payments of principal on capital lease installments.

We lease certain other facilities under non-cancelable operating leases expiring through 2023. The leases are generally on a net-rent basis, under which we pay taxes, maintenance and insurance. We expect leases that expire to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2012, 2011 and 2010 was $5.0 million, $2.7 million and $2.0 million, respectively.

Other contractual commitments

As of December 31, 2012 and 2011, we had supply commitments for printer assembly that totaled $10.9 million.

For certain of our acquisitions, we are obligated for the payment of deferred purchase price totaling $1.5 million. Certain of the acquisition purchase agreements contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts is $2.6 million at December 31, 2012 compared to $1.9 million at December 31, 2011. See Note 3 for details of acquisitions and related commitments.

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

To the extent permitted under Delaware law, we indemnify our directors and officers for certain events or occurrences while the director or officer is, or was, serving at our request in such capacity, subject to limited exceptions. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have directors and officers insurance coverage that may enable us to recover future amounts paid, subject to a deductible and to the policy limits.

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

The total impact of foreign currency related items on our Consolidated Statements of Income and Comprehensive Income was a gain of $0.1 million for 2012, and losses of $0.1 million and $0.3 million for 2011 and 2010, respectively.

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

Revenue recognition

Net revenue is derived primarily from the sale of products and services. The following revenue recognition policies define the manner in which we account for sales transactions.

We recognize revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. We sells our products through our direct sales force and through authorized resellers. We recognize revenue on sales to resellers at the time of sale when the reseller has economic substance apart from us, and we have completed our obligations related to the sale.

We enter into sales arrangements that may provide for multiple deliverables to a customer. Sales of printers may include ancillary equipment, print materials, a warranty on the equipment, training and installation. We identify all goods and/or services that are to be delivered separately under a sales arrangement and allocate revenue to each deliverable based on either vendor-specific objective evidence (“VSOE”), or if VSOE is not determinable, then we use best estimated selling price (“BESP”) of each deliverable. The objective of BESP is to determine the price at which we would transact a sale if the deliverable was sold regularly on a stand-alone basis. We consider multiple factors, including but not limited to, market conditions, geographies, competitive landscape, and entity-specific factors such as internal costs, gross margin objectives and pricing practices when estimating BESP. Consideration in a multiple-element arrangement is then allocated to the elements on a relative sales value basis using either VSOE or BESP for all the elements. We also evaluate the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defer revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process.

Hardware

In general, revenues are separated between printers and other products, print materials, training services, maintenance services and installation services. The allocated revenue for each deliverable is then recognized ratably based on relative fair values of the components of the sale, consistent within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 Revenue Recognition.

Under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. We defer estimated revenue associated with post-sale obligations that are not essential to the functionality of the delivered items, and recognize revenue in the future as the conditions for revenue recognition are met.

Software

We also market and sell software tools that enable our customers to capture and customize content using our printers, as well as reverse engineering and inspection software. The software does not require significant modification or customization. We apply the guidance in ASC 985-605, Software-Revenue Recognition in recognizing revenue when software is more than incidental to the product or service as a whole based on fair value using vendor-specific objective evidence. In general, this software is sold separately and is not part of a multiple-element arrangement. Revenue is recognized either upon delivery of the product or delivery of a key code which allows the customer to access the software. In instances where software access is provided for a trial period, revenue is not recognized until the customer has purchased the software at the expiration of the trial period. Post sale support is considered a separate element from the software and is deferred at the time of sale and subsequently amortized in future periods.

We also sell equipment with embedded software to our customers. The embedded software is not sold separately, it is not a significant focus of our marketing effort and we do not provide post-contract customer support specific to the software or incur significant costs that are within the scope of ASC 985. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that ASC 985 is not applicable. Sales of these products are recognized in accordance with ASC 605.25, “Multiple-Element Arrangements.”

Services

Printers include a warranty under which we provide maintenance for periods up to one year, as well as training, installation, and non-contract maintenance services. We defer this portion of the revenue from the related printer sale at the time of sale based on the relative fair value of those services. After the initial warranty period, we offer these customers optional maintenance contracts. Deferred maintenance revenue is recognized ratably, on a straight-line basis, over the period of the contract and we recognize the costs associated with these contracts as incurred. Revenue from training, installation and non-contract maintenance services is recognized at the time of performance.

On-demand printed parts sales are included within services revenue and revenue is recognized upon shipment or delivery of the parts, based on the terms of the sales arrangement.

Terms of sale

Shipping and handling costs billed to customers for equipment sales and sales of print materials are included in product revenue in the consolidated statements of income and other comprehensive income. Costs incurred by us associated with shipping and handling are included in product cost of sales in the consolidated statements of income and other comprehensive income.

Credit is extended, and creditworthiness is determined, based on an evaluation of each customer’s financial condition. New customers are generally required to complete a credit application and provide references and bank information to facilitate an analysis of creditworthiness. Customers with a favorable profile may receive credit terms that differ from our general credit terms. Creditworthiness is considered, among other things, in evaluating our relationship with customers with past due balances.

Our terms of sale generally require payment within 30 to 60 days after shipment of a product, although we also recognize that longer payment periods are customary in some countries where it transacts business. To reduce credit risk in connection with printer sales, we may, depending upon the circumstances, require significant deposits prior to shipment and may retain a security interest in a system sold until fully paid. In some circumstances, we may require payment in full for our products prior to shipment and may require international customers to furnish letters of credit. For maintenance services, we either bill customers on a time-and-materials basis or sell customers service agreements that are recorded as deferred revenue and provide for payment in advance on either an annual or other periodic basis.

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

Our bad debt expense increased to $3.0 million in 2012 from $1.7 million in 2011 and $0.1 million in 2010. The higher expense in 2012 was due to higher receivables related to increased revenue.

Our allowance for doubtful accounts increased to $4.3 million, or 5.4% of outstanding accounts receivable, at December 31, 2012 from $3.0 million, or 5.9% of outstanding accounts receivable, at December 31, 2011. Our percent of accounts receivable over 90 days past due decreased to 6.4% in 2012 from 11.9% in 2011; however, due to increased revenue the total dollar amount of receivables over 90 days past due increased. We believe that our allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur and because the impact of recognizing additional allowances for doubtful accounts may be material to the assets reported on our balance sheet and in our results of operations.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined predominantly on the first-in, first-out method. Reserves for inventories are provided based on historical experience and current product demand. Our inventory reserve was $3.5 million at December 31, 2012, compared with $2.5 million at December 31, 2011. We recorded inventory reserves of $1.0 million at the acquisition date for Z Corp and Vidar. We evaluate the adequacy of these reserves quarterly. Our determination of the allowance for inventory reserves is subject to change because it is based on management’s current estimates of required reserves and potential adjustments.

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

The annual impairment testing required by ASC 350, “Intangibles – Goodwill and Other,” requires us to use our judgment and could require us to write down the carrying value of our goodwill and other intangible assets in future periods. As required by ASC 350, we have allocated goodwill to identifiable geographic reporting units, which are tested for impairment using a two-step process detailed in that statement. See Notes 6 and 7 to the Consolidated Financial Statements. The first step requires comparing the fair value of each reporting unit with our carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed and no impairment charge is required to be recorded. If that fair value does not exceed the carrying amount, we must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

Goodwill set forth on the Consolidated Balance Sheet as of December 31, 2012 arose from acquisitions carried out in 2012, 2011, 2010 and 2009 and in years prior to 2007. Goodwill arising from acquisitions prior to 2007 was allocated to geographic reporting units based on the percentage of SLS printers then installed by geographic area. Goodwill arising from acquisitions since 2009 was allocated to geographic reporting units based on geographic dispersion of the acquired companies’ sales or capitalization at the time of their acquisition.

Pursuant to the requirements of ASC 350, we are required to perform a valuation of each of our three geographic reporting units annually, or upon significant changes in our business environment. We conducted our annual impairment analysis in the fourth quarter of 2012. To determine the fair value of each reporting unit we utilized discounted cash flows, using five years of projected unleveraged free cash flows and terminal EBITDA earnings multiples. The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. We also considered the current trading multiples of comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in the industry. Under each fair value measurement methodology considered, the fair value of each reporting unit exceeded its carrying value; accordingly, no goodwill impairment adjustments were recorded on our Consolidated Balance Sheet.

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

The estimated fair value of the three geographic reporting units incorporated judgment and the use of estimates by management. Potential factors requiring assessment include a further or sustained decline in our stock price, variance in results of operations from projections, and additional acquisition transactions in the industry that reflect a lower control premium. Any of these factors may cause us to re-evaluate goodwill during any quarter throughout the year. If an impairment charge were to be taken for goodwill it would be a non-cash charge and would not impact our cash position or cash flows; however such a charge could have a material impact to equity and the Consolidated Statement of Income and Comprehensive Income.

There was no goodwill impairment for the years ended December 31, 2012, 2011 or 2010.

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

Stock-based compensation

ASC 718, “Compensation – Stock Compensation,” requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. See Note 14 to the Consolidated Financial Statements.

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

Non-GAAP Measures

In addition to our results determined in accordance with U.S. GAAP, management uses certain non-GAAP financial measures, which adjust net income and earnings per share, in assessing our operating performance. Management believes these non-GAAP financial measures of adjusted net income and adjusted earnings per share serve as useful measures in evaluating the overall performance of our business.

Management uses these non-GAAP financial measures to supplement our Consolidated Financial Statements presented on a GAAP basis to facilitate a better understanding of the impact that several significant, strategic acquisitions had on our ongoing financial results.

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

As discussed in detail above, we report non-GAAP measures which adjust both net income and earnings per share by excluding the impact of acquisition and severance expenses, intangible amortization, non-cash interest expense, non-cash stock-based compensation and releases of valuation allowances on deferred tax assets. We provide the required reconciliation of GAAP net income and earnings per share to non-GAAP adjusted net income and adjusted earnings per share. See Other Financial Information above.

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

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We seek to minimize the risk to our cash and cash equivalents by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions, corporations or governments. With the amount of cash and cash equivalents that we maintained at December 31, 2012, a hypothetical interest rate change of 1 percentage point, or 100 basis points, would have a $1.6 million effect on our financial position and results of operations.

From time to time, we may use derivative financial instruments, including interest rate swaps, collars or options, to manage our exposure to fluctuations in interest rates. At December 31, 2012, we had no such financial instruments outstanding.

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 45% of our consolidated revenue is derived from sales outside of the U.S. See “Business—Global Operations” above. This revenue is generated primarily from the operations of our foreign sales subsidiaries in their respective countries and surrounding geographic areas and the operations of our research and production subsidiary in Switzerland, and is denominated in each subsidiary’s local functional currency although certain sales are denominated in other currencies, including U.S. Dollars, Euros and Japanese Yen, rather than the local functional currency. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies. These currencies include the Euro, Australian Dollar, British Pound, Swiss Franc Korean Won and Japanese Yen.

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

At December 31, 2012, a hypothetical change of 10% in foreign currency exchange rates would cause approximately a $15.7 million change in revenue in our Consolidated Statement of Income and Comprehensive Income assuming all other variables were held constant.

Commodity prices

We use various commodity raw materials and energy products in conjunction with our printer assembly and print materials blending processes. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices of these components. At December 31, 2012, a hypothetical 10% change in commodity prices for raw materials would cause approximately a $4.2 million change to cost of sales in our Consolidated Statement of Income and Comprehensive Income.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements set forth below on pages F-1 through F-56 are incorporated herein by reference.

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

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 9A, management has concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

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

In connection with the preparation of this Form 10-K, with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in response to this Item will be set forth in our Proxy Statement for our 2013 Annual Meeting of Stockholders under the captions “Election of Directors,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters—Code of Conduct and Code of Ethics,” “Corporate Governance Matters—Corporate Governance and Nominating Committee,” and “Corporate Governance Matters—Audit Committee.” Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information in response to this Item will be set forth in our Proxy Statement for our 2013 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” “Corporate Governance Matters—Compensation Committee,” and “Executive Compensation—Compensation Committee Report.” Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required in response to this Item will be set forth in our Proxy Statement for our 2013 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2012. For a description of these plans, please see Note 14 to the Consolidated Financial Statements.

(Dollars in thousands)	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan Category
Equity compensation plans approved by stockholders	—	$—	1,667
Equity compensation plans not approved by stockholders	—	—	—

Total	—	$—	1,667

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required in response to this Item will be set forth in our Proxy Statement for our 2013 Annual Meeting of Stockholders under the captions “Corporate Governance Matters—Director Independence” and “Corporate Governance Matters – Related Party Transaction Policies and Procedures.” Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information in response to this Item will be set forth in our Proxy Statement for our 2013 Annual Meeting of Stockholders under the caption “Fees of Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(3)	Exhibits

The following exhibits are included as part of this filing and incorporated herein by this reference:

2.1	Acquisition Agreement, dated October 12, 2010, by and among 3D Systems Corporation, 3D Systems Italia, Mr. Francesco Giorgio Buson and Glas S.S. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on October 12, 2010.)

2.2	Asset Purchase Agreement, dated as of November 1, 2011, by an among 3D Systems Corporation, 3D Systems SA, Huntsman Advanced Materials Americas LLC, and Huntsman Advanced Materials (Switzerland) GmbH. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on November 1, 2011.)

2.3	Stock Purchase Agreement, dated November 21, 2011, by and among 3D Systems Corporation, 3D Systems, Inc., Contex Group A/S, and Ratos AB. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on November 22, 2011.)

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant’s Registration Statement on Form 8-A filed on January 8, 1996.)

3.4	Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 7, 2003.)

3.5	Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated by reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)

3.6	Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on June 9, 2006. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on June 9, 2006.)

3.7	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

3.8	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

3.9	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on October 7, 2011. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 7, 2011.)

3.10	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the Secretary of State of Delaware on December 9, 2008. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on December 9, 2008.)

3.11	Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on November 14, 2011. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 15, 2011.)

3.12	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on December 1, 2006.)

4.1*	Amended and Restated 2004 Incentive Stock Plan of 3D Systems Corporation (Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No.1 to Registration Statement on Form S-8, filed May 20, 2009.)

4.2*	Form of Restricted Stock Purchase Agreement for Employees. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)

4.3*	Form of Restricted Stock Purchase Agreement for Officers. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)

4.4*	Restricted Stock Plan for Non-Employee Directors of 3D Systems Corporation. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)

4.5*	Amendment No. 1 to Restricted Stock Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

4.6*	Form of Restricted Stock Purchase Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)

4.7	Indenture, dated as of November 22, 2011, by and between 3D Systems Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 22, 2011.)

10.1	Patent License Agreement dated December 16, 1998 by and between 3D Systems, Inc., NTT Data CMET, Inc. and NTT Data Corporation. (Incorporated by reference to Exhibit 10.56 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.)

10.2	Lease Agreement dated February 8, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed on February 10, 2006.)

10.3	First Amendment to Lease Agreement dated August 7, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on August 14, 2006.)

10.4	Second Amendment to Lease Agreement effective as of October 6, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on October 10, 2006.)

10.5	Third Amendment to Lease Agreement effective as of December 18, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on December 20, 2006.)

10.6	Fourth Amendment to Lease Agreement effective as of February 26, 2007 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on March 1, 2007.)

10.7	Fifth Amendment to Lease Agreement effective as of March 17, 2011 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 18, 2011.)

10.8*	Employment Letter Agreement, effective September 19, 2003, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on September 22, 2003.)

10.9*	Agreement, dated December 17, 2003, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.43 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on January 21, 2004.)

10.10*	First Amendment to Employment Agreement, dated July 24, 2007, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 6, 2007.)

10.11*	Charles W. Hull consulting arrangement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on July 29, 2010.)

10.12*	Kevin P. McAlea severance arrangement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on July 29, 2010.)

14.1	Code of Conduct, as amended effective as of November 30, 2006 (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed on December 1, 2006.)

14.2	3D Systems Corporation Code of Ethics for Senior Financial Executives and Directors. (Incorporated by reference to Exhibit 14.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm dated February 25, 2013.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 25, 2013.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 25, 2013.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 25, 2013.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 25, 2013.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

3D Systems Corporation

By:	/s/ ABRAHAM N. REICHENTAL
Abraham N. Reichental
President and Chief Executive Officer

Date: February 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ABRAHAM N. REICHENTAL Abraham N. Reichental	Chief Executive Officer, President and Director (Principal Executive Officer)	February 25, 2013

/S/ DAMON J. GREGOIRE Damon J. Gregoire	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2013

/S/ CHARLES W. HULL Charles W. Hull	Executive Vice President, Chief Technology Officer and Director	February 25, 2013

/S/ G. WALTER LOEWENBAUM, II G. Walter Loewenbaum, II	Chairman of the Board of Directors	February 25, 2013

/S/ JIM D. KEVER Jim D. Kever	Director	February 25, 2013

/S/ KEVIN S. MOORE Kevin S. Moore	Director	February 25, 2013

/S/ DANIEL S. VAN RIPER Daniel S. Van Riper	Director	February 25, 2013

/S/ WILLIAM E. CURRAN William E. Curran	Director	February 25, 2013

/S/ KAREN E. WELKE Karen E. Welke	Director	February 25, 2013

3D Systems Corporation

Index to Consolidated Financial Statements

and Consolidated Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

3D Systems Corporation

Rock Hill, South Carolina

We have audited 3D Systems Corporation and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). 3D Systems Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, 3D Systems Corporation did maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 3D Systems Corporation and its subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP

Charlotte, North Carolina

February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

3D Systems Corporation

Rock Hill, South Carolina

We have audited the accompanying consolidated balance sheets of 3D Systems Corporation and its subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of 3D Systems Corporation and its subsidiaries as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Criteria) and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP

Charlotte, North Carolina

February 25, 2013

3D Systems Corporation

Consolidated Balance Sheets

As of December 31, 2012 and 2011

(in thousands, except par value)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$155,859	$179,120
Accounts receivable, net of allowance for doubtful accounts of $4,317 (2012) and $3,019 (2011)	79,869	51,195
Inventories, net of reserves of $3,534 (2012) and $2,542 (2011)	41,820	25,283
Prepaid expenses and other current assets	4,010	2,241
Current deferred income tax asset	5,867	3,528
Restricted cash	13	13

Total current assets	287,438	261,380
Property and equipment, net	34,353	29,594
Intangible assets, net	108,377	54,040
Goodwill	240,314	107,651
Long term deferred income tax asset	107	3,195
Other assets, net	6,853	7,114

Total assets	$677,442	$462,974

LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$174	$163
Accounts payable	32,095	25,911
Accrued and other liabilities	24,789	16,816
Customer deposits	2,786	3,398
Deferred revenue	15,309	11,260

Total current liabilities	75,153	57,548
Long term portion of capitalized lease obligations	7,443	7,609
Convertible senior notes, net	80,531	131,107
Deferred income tax liability	23,142	3,656
Other liabilities	10,840	8,266

Total liabilities	197,109	208,186

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, authorized 5,000 shares, none issued	—	—
Common stock, $0.001 par value, authorized 120,000 shares; 59,855 (2012) and 50,975 (2011) issued	60	51
Additional paid-in capital	460,237	274,542
Treasury stock, at cost: 355 (2012) and 324 shares (2011)	(240)	(214)
Accumulated earnings (deficit )	16,410	(22,531)
Accumulated other comprehensive income	3,866	2,940

Total stockholders’ equity	480,333	254,788

Total liabilities and stockholders’ equity	$677,442	$462,974

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except per share amounts)	2012	2011	2010
Revenue:
Products	$229,980	$137,306	$113,117
Services	123,653	93,117	46,751

Total revenue	353,633	230,423	159,868
Cost of sales:
Products	105,286	66,589	56,041
Services	67,151	54,806	29,851

Total cost of sales	172,437	121,395	85,892

Gross profit	181,196	109,028	73,976
Operating expenses:
Selling, general and administrative	97,422	59,795	42,331
Research and development	23,203	14,331	10,725

Total operating expenses	120,625	74,126	53,056

Income from operations	60,571	34,902	20,920
Interest and other expense, net	17,292	2,456	1,181

Income before income taxes	43,279	32,446	19,739
Provision for (benefit of) income taxes	4,338	(2,974)	173

Net income	$38,941	$35,420	$19,566
Other comprehensive income
Unrealized (loss) on pension obligation	$(714)	$(275)	$(65)
Foreign currency translation gain (loss)	1,640	(1,743)	406

Comprehensive income	$39,867	$33,402	$19,907

Net income per share — basic	$0.72	$0.71	$0.42

Net income per share — diluted	$0.71	$0.70	$0.42

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2012, 2011 and 2010

	Common Stock				Treasury Stock			Accumulated	Total 3D	Equity Attributable
(In thousands, except par value)	Shares	Par Value $0.001		Additional Paid In Capital	Shares	Amount	Accumulated Earnings (Deficit)	Other Comprehensive Income	Systems’ Stockholders’ Equity	to Non- controlling Interest	Total Equity
Balance at December 31, 2009	22,774	$23		$177,682	74	$(134)	$(77,491)	$4,617	$104,697	$73	$104,770
Exercise of stock options	79	—	(a)	1,128	—	—	—	—	1,128	—	1,128
Issuance (repurchase) of restricted stock, net	160	—	(a)	141	60	(55)	—	—	86	—	86
Issuance of stock for acquisitions	461	—	(a)	5,895					5,895	—	5,895
Stock-based compensation expense	—	—	(a)	1,406	—	—	—	—	1,406	—	1,406
Net income	—	—		—	—	—	19,566	—	19,566	—	19,566
Acquisition of non-controlling interest	—	—		—	—	—	—	—	—	(73)	(73)
Gain (loss) on pension plan – unrealized	—	—		—	—	—	—	(65)	(65)	—	(65)
Foreign currency translation adjustment	—	—		—	—	—	—	406	406	—	406

Balance at December 31, 2010	23,474	$23		$186,252	134	$(189)	$(57,925)	$4,958	$133,119	$—	$133,119

Exercise of stock options	306	—	(a)	2,536	—	—	—	—	2,536	—	2,536
Issuance (repurchase) of restricted stock, net	253	—	(a)	253	190	(25)	—	—	228	—	228
Issuance of common stock	1,495	2		62,052	—	—	—	—	62,054	—	62,054
Issuance of stock for acquisitions	110	—	(a)	3,042	—	—	—	—	3,042	—	3,042
Common stock dividend	25,329	26		—	—	—	(26)	—	—	—	—
Issuance of stock for 5.50% senior convertible notes	—	—		17,770	—	—	—	—	17,770	—	17,770
Stock-based compensation expense	8	—	(a)	2,637	—	—	—	—	2,637	—	2,637
Net income	—	—		—	—	—	35,420	—	35,420	—	35,420
Gain (loss) on pension plan – unrealized	—	—		—	—	—	—	(275)	(275)	—	(275)
Foreign currency translation adjustment	—	—		—	—	—	—	(1,743)	(1,743)	—	(1,743)

Balance at December 31, 2011	50,975	$51		$274,542	324	$(214)	$(22,531)	$2,940	$254,788	$—	$254,788

Exercise of stock options	1,055	1		5,417	—	—	—	—	5,418	—	5,418
Issuance (repurchase) of restricted stock, net	535	1		524	31	(26)	—	—	499	—	499
Issuance of common stock	4,151	4		106,885	—	—	—	—	106,889	—	106,889
Issuance of stock for acquisitions	294	—	(a)	7,672	—	—	—	—	7,672	—	7,672
Issuance of stock for 5.50% senior convertible notes	2,845	3		60,079	—	—	—	—	60,082	—	60,082
Stock-based compensation expense	—	—		5,118	—	—	—	—	5,118	—	5,118
Net income	—	—		—	—	—	38,941	—	38,941	—	38,941
Gain (loss) on pension plan – unrealized	—	—		—	—	—	—	(714)	(714)	—	(714)
Foreign currency translation adjustment	—	—		—	—	—	—	1,640	1,640	—	1,640

Balance at December 31, 2012	59,855	$60		$460,237	355	$(240)	$16,410	$3,866	$480,333	$—	$480,333

(a)	Amounts not shown due to rounding.

Accumulated other comprehensive income of $3,866 consists of a cumulative unrealized loss on pension plan of $908 and foreign currency translation gain of $4,744.

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$38,941	$35,420	$19,566
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit of deferred income taxes	(661)	(5,140)	(1,235)
Depreciation and amortization	21,229	11,093	7,520
Non-cash interest on convertible notes	3,876	409	—
Provision for bad debts	3,039	1,731	102
Stock-based compensation	5,118	2,637	1,406
(Gain) loss on the disposition of property and equipment and investments	(674)	256	91
Loss on conversion of convertible debt	7,021	—	—
Changes in operating accounts:
Accounts receivable	(19,246)	(12,090)	(7,456)
Inventories	(12,225)	(2,608)	(5,693)
Prepaid expenses and other current assets	(794)	45	1,366
Accounts payable	(238)	(3,457)	10,433
Accrued liabilities	9,081	141	2,505
Customer deposits	(1,336)	857	1,677
Deferred revenue	1,164	525	2,188
Other operating assets and liabilities	(1,251)	(2,159)	(626)

Net cash provided by operating activities	53,044	27,660	31,844

Cash flows from investing activities:
Purchases of property and equipment	(3,224)	(2,870)	(1,283)
Proceeds from disposition of property and equipment and other assets	0	174	6
Additions to license and patent costs	(729)	(336)	(302)
Cash paid for acquisitions, net of cash assumed	(183,701)	(92,677)	(19,195)

Net cash used in investing activities	(187,654)	(95,709)	(20,774)

Cash flows from financing activities:
Proceeds from 5.50% convertible notes	—	148,960	—
Convertible notes capitalized costs	—	(3,594)	—
Proceeds from issuance of common stock	106,889	62,054	—
Proceeds from exercise of stock options and restricted stock, net	4,400	2,764	1,214
Repayment of capital lease obligations	(163)	(221)	(216)
Restricted cash	—	12	43

Net cash provided by financing activities	111,126	209,975	1,041

Effect of exchange rate changes on cash	223	(155)	325

Net (decrease) increase in cash and cash equivalents	(23,261)	141,771	12,436

Cash and cash equivalents at the beginning of the period	179,120	37,349	24,913

Cash and cash equivalents at the end of the period	$155,859	$179,120	$37,349

See accompanying notes to consolidated financial statements.

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

The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date of the filing of this Form 10-K. During this period, the Company closed the acquisition of COWEB and signed a definitive agreement to acquire Geomagic, Inc. The Company also announced a 3-for-2 stock split, in the form of a stock dividend. Trading will begin on a split-adjusted basis on February 25, 2013. On a split adjusted basis 2012 weighted average shares for basic and diluted earnings per share would have been 89,797 shares and 90,804 shares, respectively, and earnings per shares, on a basic and diluted basis, would have been $0.43. See Note 24 for a description of subsequent events.

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

Revenue Recognition

Net revenue is derived primarily from the sale of products and services. The following revenue recognition policies define the manner in which the Company accounts for sales transactions.

The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. The Company sells its products through its direct sales force and through authorized resellers. The Company recognizes revenue on sales to resellers at the time of sale when the reseller has economic substance apart from Company, and the Company has completed its obligations related to the sale.

The Company enters into sales arrangements that may provide for multiple deliverables to a customer. Sales of printers may include ancillary equipment, print materials, a warranty on the equipment, training and installation. The Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates revenue to each deliverable based on either vendor-specific objective evidence (“VSOE”), or if VSOE is not determinable, then the Company uses best estimated selling price (“BESP”) of each deliverable. The objective of BESP is to determine the price at which the Company would transact a sale if the deliverable was sold regularly on a stand-alone basis. The Company considers multiple factors including, but not limited to, market conditions, geographies, competitive landscape, and entity-specific factors such as internal costs, gross margin objectives and pricing practices when estimating BESP. The Company also evaluates the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defers revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process.

Hardware

In general, revenues are separated between printers and other products, print materials, training services, maintenance services and installation services. The allocated revenue for each deliverable is then recognized ratably based on relative fair values of the components of the sale, consistent within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 Revenue Recognition.

Under the Company’s standard terms and conditions of sale, title and risk of loss transfer to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. The Company defers the estimated revenue associated with post-sale obligations that are not essential to the functionality of the delivered items, and recognizes revenue in the future as the conditions for revenue recognition are met.

Software

The Company also markets and sells software tools that enable our customers to capture and customize content using our printers, as well as reverse engineering and inspection software. The software does not require significant modification or customization. The Company applies the guidance in ASC 985-605, Software-Revenue Recognition in recognizing revenue when software is more than incidental to the product or service as a whole based on fair value using vendor-specific objective evidence. In general, this software is sold separately and is not part of a multiple-element arrangement. Revenue is recognized either upon delivery of the product or delivery of a key code which allows the customer to access the software. In instances where software access is provided for a trial period, revenue is not recognized until the customer has purchased the software at the expiration of the trial period. Post sale support is considered a separate element from the software and is deferred at the time of sale and subsequently amortized in future periods.

The Company also sells equipment with embedded software to its customers. The embedded software is not sold separately, it is not a significant focus of the marketing effort and the Company does not provide post-contract customer support specific to the software or incur significant costs that are within the scope of ASC 985. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that ASC 985 is not applicable. Sales of these products are recognized in accordance with ASC 605.25, “Multiple-Element Arrangements.”

Services

Printers include a warranty under which the Company provides maintenance for periods up to one year, as well as training, installation and non-contract maintenance services. The Company defers this portion of the revenue at the time of sale based on the relative fair value of these services. After the initial warranty period, the Company offers these customers optional maintenance contracts. Deferred maintenance revenue is recognized ratably, on a straight-line basis, over the period of the contract and the Company recognizes the costs associated with these contracts as incurred. Revenue from training, installation and non-contract maintenance services is recognized at the time of performance.

On-demand printed parts sales are included within services revenue and revenue is recognized upon shipment or delivery of the parts, based on the terms of the sales arrangement.

Terms of sale

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

The Company’s estimate of the allowance for doubtful accounts for financing receivables is determined by evaluating specific accounts for which the borrower is past due more than 90 days, or for which it has information that the borrower may be unable to meet its financial obligations (for example, bankruptcy). In these cases, the Company uses its judgment, based on the available facts and circumstances, and records a specific reserve for that borrower against amounts due to reduce the outstanding receivable balance to the amount that is expected to be collected. If there are any specific reserves, they are reevaluated and adjusted as additional information is received that impacts the amount reserved.

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

Goodwill and Intangible Assets

The annual impairment testing required by ASC 350, “Intangibles – Goodwill and Other” requires the Company to use judgment and could require the Company to write down the carrying value of its goodwill and other intangible assets in future periods. The Company allocates goodwill to identifiable geographic reporting units, which are tested for impairment using a two-step process detailed in that statement. See Note 7 to the consolidated financial statements. The first step requires comparing the fair value of each reporting unit with the carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, the Company must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

Goodwill set forth on the Consolidated Balance Sheet as of December 31, 2012 arose from acquisitions carried out in 2012, 2011, 2010 and 2009 and in years prior to December 31, 2007. Goodwill arising from acquisitions prior to 2007 was allocated to geographic reporting units based on the percentage of SLS printers then installed by geographic area. Goodwill arising from acquisitions in 2009, 2010, 2011 and 2012 was allocated to geographic reporting units based on geographic dispersion of the acquired companies’ sales at the time of their acquisition.

The Company is required to perform a valuation of each of its three geographic reporting units annually, or upon significant changes in the Company’s business environment. The Company conducted its annual impairment analysis in the fourth quarter of 2012. To determine the fair value of each reporting unit the Company utilized discounted cash flows, using five years of projected unleveraged free cash flows and terminal EBITDA earnings multiples. The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. The Company also considered the current trading multiples of comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in the industry. The control premium that a third party would be willing to pay to obtain a controlling interest in the Company was considered when determining fair value. Under each fair value measurement methodology considered, the fair value of each reporting unit exceeded its carrying value; accordingly, no goodwill impairment adjustments were recorded. In addition, factors such as the performance of competitors were also considered. The Company concluded that there was a reasonable basis for the excess of the estimated fair value of the geographic reporting units over its market capitalization.

The estimated fair value of the three geographic reporting units incorporated judgment and the use of estimates by management. Potential factors requiring assessment include the relationship between our market capitalization and our book value, variance in results of operations from projections, and additional acquisition transactions in the industry that reflect a lower control premium. Any of these factors may cause management to reevaluate goodwill during any quarter throughout the year. If an impairment charge were to be taken for goodwill it would be a non-cash charge and would not impact the Company’s cash position or cash flows; however, such a charge could have a material impact to equity and the statement of income and comprehensive income.

There was no goodwill impairment for the years ended December 31, 2012, 2011 or 2010.

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

Capitalized Software Costs

Certain software development and production costs are capitalized when the related product reaches technological feasibility. There were no software development costs capitalized in 2012. Software development costs capitalized in 2011 and 2010 were $7,863 and $1,208, respectively. Capitalized software costs include internally developed software and certain costs that relate to developed software that the Company acquired through acquisition of businesses. Amortization of software development costs begins when the related products are available for use in related printers. Amortization expense, included in cost of sales, amounted to $1,440, $1,046 and $159 for 2012, 2011 and 2010, respectively, based on the straight-line method using an estimated useful life ranging from two years to eight years. Net capitalized software costs aggregated $6,424, $7,864 and $1,048 at December 31, 2012, 2011 and 2010, respectively, and are included in intangible assets in the accompanying consolidated balance sheets.

Contingencies

The Company follows the provisions of ASC 450, “Contingencies,” which requires that an estimated loss from a loss contingency be accrued by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated.

Foreign Currency Translation

The Company transacts business globally and is subject to risks associated with fluctuating foreign exchange rates. Approximately 45% of the Company’s consolidated revenue is derived from sales outside the U.S. This revenue is generated primarily from sales subsidiaries operating outside the U.S. in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, although certain sales are denominated in other currencies, including U.S. Dollars, the Euro or the Japanese Yen. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies. These currencies include Australian Dollars, British Pounds, Euros, Japanese Yen, Swiss Francs and South Korean Won.

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

The Company and its subsidiaries conduct business in various countries using both their functional currencies and other currencies to effect cross border transactions. As a result, they are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its U.S. balance sheet and those of its subsidiaries in order to reduce these risks. The Company, when it considers it to be appropriate, enters into foreign currency contracts to hedge the exposures arising from those transactions. The total impact of foreign currency related items on the consolidated statements of income and other comprehensive income was a net gain of $145 for 2012, a net loss of $118 for 2011 and a net loss of $319 for 2010.

The Company is exposed to credit risk if the counterparties to such transactions are unable to perform their obligations. However, the Company seeks to minimize such risk by entering into transactions with counterparties that are believed to be creditworthy financial institutions.

The 5.50% senior convertible notes provide the noteholders with certain rights that the Company considers to be embedded derivatives. Embedded derivatives could be required to be bifurcated and accounted for separately from the underlying notes. The Company evaluated the embedded derivatives and determined that they were not required to be bifurcated.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income, as adjusted for the assumed issuance of all dilutive shares, by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive common shares issuable upon exercise of outstanding stock options or conversion of convertible securities had been issued. Common shares related to stock options are excluded from the computation when their effect is anti-dilutive, that is, when their inclusion would increase the Company’s net income per share or reduce its net loss per share. The average outstanding diluted shares calculation also excludes shares that may be issued upon conversion of the outstanding senior convertible notes because at December 31, 2012 their inclusion would have been anti-dilutive. At December 31, 2011, the average outstanding diluted shares calculation also excludes shares that may be issued upon conversion of the outstanding senior convertible notes because their conversion price exceeded the market price of the shares at December 31, 2011. See Note 17 to the consolidated financial statements.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $3,972, $1,516 and $816 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Equity Compensation Plans

The Company maintains stock-based compensation plans that are described more fully in Note 14 to the consolidated financial statements. Under the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation,” stock-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award.

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

During the fourth quarter of 2012, based upon the Company’s recent results of operations and its expected profitability in the future, the Company concluded that it is more likely than not that its current U.S. deferred tax assets will be realized.

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

See Note 20 to the consolidated financial statements.

Recent Accounting Pronouncements

Accounting Standards Implemented in 2012

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

No other new accounting pronouncements issued or effective during 2012 have had or are expected to have a significant impact on the Company’s consolidated financial statements.

Note 3 Acquisitions

Fiscal Year 2012 Acquisitions

On January 3, 2012, the Company acquired the shares of Z Corporation (“Z Corp”) and Vidar Systems Corporation (“Vidar”), located in Burlington, MA and Herndon, VA, respectively. Z Corp is a provider of personal and professional 3D printers, 3D scanners, proprietary print materials and printer services. Z Corp’s operations have been integrated into the Company and are included in printers and other products and services revenue. Vidar is a provider of medical film scanners that digitize film for radiology, oncology, mammography and dental applications. Vidar’s operations have been integrated into the Company and included in printers and other products revenue. The fair value of the consideration paid for this acquisition was $134,918, net of cash acquired, all of which was paid in cash, and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date, and is included in the table below which summarizes 2012 acquisitions. The Company’s purchase price allocations are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available.

Z Corp and Vidar, the only significant acquisitions in 2012, have been recorded in the printers and other products, print materials and services categories of the Company’s consolidated financial statements since the date of acquisition. Revenue for Z Corp and Vidar for 2012 was $55,637 and operating income was $8,478.

If the 2012 acquisition of Z Corp and Vidar had been included in the Company’s results of operations since January 1, 2011, the consolidated revenue for 2012 and 2011 would have been $353,633 and $286,956, respectively. Net income would have been $38,941 and $27,487 for 2012 and 2011. The unaudited pro forma results provided reflect certain adjustments related to the acquisitions, such as amortization expense on intangible assets acquired, and do not include any cost synergies or other effects of the integration of the acquisition. These pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisition had been completed at the beginning of 2011, nor are they indicative of the future operating results from the combined companies.

On April 5, 2012, the Company acquired the outstanding shares of Fresh Fiber B.V. (“Fresh Fiber”), moving from a minority shareholder to 100% ownership. Fresh Fiber designs and markets innovative 3D printed accessories for retail consumer electronics. Fresh Fiber’s operations have been integrated into the Company and are included in products revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,243, based on the Euro exchange rate at the date of acquisition, of which $848 was paid in cash and $395 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below which summarizes 2012 acquisitions. The Fresh Fiber acquisition is not significant to the Company’s financial statements.

Subject to the terms and conditions of the Fresh Fiber acquisition agreement, the seller has the right to earn an additional amount pursuant to an earnout formula over a three-year period as set forth in the acquisition agreement. The earnout was determined to be acquisition consideration and therefore is reflected as part of goodwill and was accrued based on the acquisition date fair value.

On April 10, 2012, the Company acquired Kodama Studios, LLC, which operates My Robot Nation, (“My Robot Nation”), a consumer technology platform that provides intuitive, game-like content creation for 3D printing. My Robot Nation’s operations have been integrated into the Company and future revenue from this acquisition will be reported in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $2,749, of which $1,499 was paid in cash and $1,250 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed based on the estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below which summarizes 2012 acquisitions. The My Robot Nation acquisition is not significant to the Company’s financial statements.

On April 17, 2012, the Company acquired the assets of Paramount Industries (“Paramount”), a direct rapid manufacturing provider of product development solutions for aerospace and medical device applications, from design to production of certified end-use parts and products. Paramount’s operations have been integrated into the Company and revenue since the date of acquisition is reported in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $7,953, of which $6,138 was paid in cash and $1,815 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed based on the estimated fair values as of the acquisition date, with any excess to be recorded as goodwill, and is included in the table below which summarizes 2012 acquisitions. The Paramount acquisition is not significant to the Company’s financial statements.

Subject to the terms and conditions of the Paramount acquisition agreement, the seller has the right to earn an additional amount pursuant to an earnout formula over a five-year period as set forth in the acquisition agreement. The earnout was determined not to be acquisition consideration and therefore will be recorded as compensation expense in the period earned. In connection with the acquisition the Company entered into a lease agreement with the former owner of Paramount Industries pursuant to which the Company agreed to lease the facilities at which Paramount Industries conducts its operations. The lease provides for an initial term of five years, with options for two successive three-year terms.

On May 23, 2012, the Company acquired the shares of Bespoke Innovations, Inc. (“Bespoke”), a startup that is bringing a more personal approach to the way a broad spectrum of medical devices are developed and used. Bespoke develops proprietary, integrated scan, design and print technology that is designed to deliver custom fit prosthetics, orthotics and orthopedic devices that improve treatment and lifestyle outcomes. Bespoke’s operations have been integrated into the Company and revenue since the date of acquisition is reported in products revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $7,903 of which $4,064 was paid in cash and $3,144 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. Subject to the terms and conditions of the acquisition agreement, the sellers have the right to a deferred payment of $695. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on the estimated fair values as of the acquisition date, with any excess to be recorded as goodwill, and is included in the table below which summarizes 2012 acquisitions. The Bespoke acquisition is not significant to the Company’s financial statements.

On July 23, 2012, the Company acquired the shares of Viztu Technologies, Inc. (“Viztu”). Viztu is the developer of Hypr3D™, an online platform that allows anyone to turn their pictures and videos into printable 3D creations. Viztu’s operations have been integrated into the Company and revenue since the date of acquisition is included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,000, of which $500 was paid in cash and $500 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below which summarizes 2012 acquisitions. The Viztu acquisition is not significant to the Company’s financial statements.

Subject to the terms and conditions of the Viztu acquisition agreement, the seller has the right to earn an additional amount, of up to a maximum of $1,000, pursuant to an earnout formula over a four-year period as set forth in the acquisition agreement. The earnout was determined not to be acquisition consideration and therefore will be recorded as compensation expense in the period earned.

On October 1, 2012, the Company acquired the shares of TIM The Innovative Modelmakers B.V. (“TIM”), a full service provider of on-demand custom parts services, located in the Netherlands. The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,714, based on the exchange rate of the Euro at the date of acquisition, of which $1,148 was paid in cash and $566 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below which summarizes 2012 acquisitions. The Company integrated TIM into its European on-demand parts services, and revenue since the acquisition date is reported in services revenue. The TIM acquisition is not significant to the Company’s financial statements.

On October 9, 2012, the Company acquired the shares of INUS Technology, Inc., a developer of scan-to-CAD and inspection software tools, known as Rapidform (“Rapidform”). Rapidform is located in Seoul, South Korea. The fair value of the consideration paid for this acquisition, net of cash acquired, was $33,918, all of which was paid in cash. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below which summarizes 2012 acquisitions. Rapidform revenue is reported in products revenue. The Rapidform acquisition is not significant to the Company’s financial statements.

The Company’s purchase price allocations for the acquired companies are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. The amounts related to the acquisitions of these businesses were allocated to the assets acquired and the liabilities assumed and included in the Company’s condensed consolidated balance sheet at December 31, 2012 as follows:

(in thousands)	2012
Fixed assets	$9,599
Intangible assets	200,407
Other liabilities, net of cash acquired and assets assumed	(18,719)

Net assets acquired	$191,287

Subsequent Acquisitions

On January 3, 2013 the Company entered into an agreement to acquire Geomagic, Inc. (“Geomagic”), located in Morrisville, North Carolina. The transaction is subject to closing conditions and the Company expects to close on the acquisition of Geomagic by the end of February, 2013. Geomagic is a leading global provider of 3D authoring solutions including design, sculpt and scan software tools that are used to create 3D content and inspect products throughout the entire design and manufacturing process. The terms of the transaction have not been disclosed. Upon closing, the Company plans to integrate Geomagic into its computer aided tools business unit and revenue will be reported in the products category.

On January 10, 2013, the Company acquired COWEB, located in Paris, France. COWEB is a start-up that creates consumer customized 3D printed products and collectibles. The terms of the transaction were not disclosed. Due to the timing of this acquisition, the Company is in the process of allocating the fair values of the assets purchased, liabilities assumed and other intangibles identified as of the acquisition date, with any excess to be recorded as goodwill. The Company plans to integrate COWEB into its Cubify consumer solutions and future revenue from this acquisition will be reported in services revenue. The COWEB acquisition is not significant to the Company’s financial statements.

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

On March 8, 2011, the Company acquired the assets of Accelerated Technologies, Inc. (“ATI”). ATI is a custom parts services company. ATI operations have been integrated into the Company and included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,000, all of which was paid in cash, and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date, and is included in the table below which summarizes 2011 acquisitions.

On April 13, 2011, the Company acquired the assets of Print3D Corporation (“Print3D”), a startup company that develops custom parts services for Computer Aided Design (“CAD”) users through advanced desktop tools that integrate directly into their design environment. Print3D operations have been integrated into consumer solutions and revenue is included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,250 and was allocated to the assets purchased based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions. Of the consideration, $1,000 was paid in cash and $250 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

Subject to the terms and conditions of the Print 3D acquisition agreement, the sellers have the right to earn an additional amount of up to approximately $8,925, pursuant to an earnout formula set forth in the acquisition agreement, for a period of thirty-six months, which commenced on June 1, 2011. The earnout was determined not to be acquisition consideration and therefore will be recorded as compensation expense in the period earned.

On April 14, 2011, the Company acquired the assets of Sycode, a software development company based in India. Sycode specializes in providing plug-ins for all commercially available CAD packages. Sycode operations have been integrated into the Company and revenue is included in products revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $500, all of which was paid in cash, and was allocated to the assets purchased based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions.

On May 6, 2011, the Company acquired the assets of The3dStudio.com, Inc. (“3dStudio”), a provider of 3D and 2D digital media libraries, offering resources and expert support through a vibrant online marketplace exchange for consumers and professionals. 3dStudio operations have been integrated into the Company and included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $2,500 and was allocated to the assets purchased and liabilities assumed based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions. Of the consideration, $1,875 was paid in cash and $625 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

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

On July 19, 2011, the Company acquired the assets of Alibre Inc. (“Alibre”), a provider of design productivity solutions. Alibre’s operations have been integrated into the Company and revenue is included in products and services revenue. The fair value of the consideration paid for this acquisition was $3,800, all of which was paid in cash and was allocated to the assets purchased and liabilities assumed, based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions.

On August 9, 2011, the Company acquired certain assets of Content Media, Inc. related to the Botmill printer (“Botmill”). Botmill is a manufacturer of desktop 3D printers, kits, materials and accessories. Botmill’s operations have been integrated into the Company and revenue is included in products revenue. The fair value of the consideration paid for this acquisition was $17, all of which was paid in cash, and was allocated to the assets purchased based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions.

Subject to the terms and conditions of the Botmill acquisition agreement, the sellers have the right to earn an additional amount up to a maximum of $1,000, pursuant to an earn-out formula set forth in the acquisition agreement, for a period of three years, which commenced on September 1, 2011. The earnout was determined not to be acquisition consideration and therefore will be recorded as compensation expense in the period earned. As of December 21, 2012 it has been determined that the sellers are not eligible for the earnout.

On September 20, 2011, the Company acquired the shares of Formero Pty, Ltd. and its wholly-owned subsidiary XYZ Innovation (“Formero”). Formero, based in Australia, with an additional office in China, is a provider of on-demand custom parts services and a distributor of 3D printers. Formero’s operations have been integrated into the Company and included in services revenue and products revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $5,967 and was allocated to the assets purchased and liabilities assumed, based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions. Of the consideration, $4,967 was paid in cash and $1,000 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

Subject to the terms and conditions of the Formero acquisition agreement, the sellers have the right to earn an additional amount of up to a maximum of approximately $2,012, based on the exchange rate at the date of acquisition, pursuant to an earn-out formula set forth in the acquisition agreement, for a period of three years, which commenced on October 1, 2011. The earnout was determined not to be acquisition consideration and therefore will be recorded as compensation expense in the period earned.

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

On November 1, 2011, the Company acquired the RenShape® stereolithography print materials and Digitalis® rapid manufacturing 3D printer product line from the Advanced Materials Division of Huntsman Corporation (“Huntsman”). Huntsman’s print materials operations have been integrated into the Company and revenue is included products revenue. The fair value of the consideration paid for this acquisition was $41,286 all of which was paid in cash, and was allocated to the assets purchased based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions.

The amounts related to the acquisition of these businesses were allocated to the assets acquired and the liabilities assumed as follows:

(in thousands)	2011
Fixed assets	$3,597
Intangible assets	89,881
Other liabilities, net of cash acquired and assets assumed	(2,828)

Net assets acquired	$90,650

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

In connection with the DPT acquisition, the Company entered into a lease agreement with and entity whose managing members are the former owners of DPT, pursuant to which the Company agreed to lease the facilities at which DPT’s operations are conducted. The lease provides for an initial term of approximately two years with renewal options for two-year and one-year successive terms, respectively. The lease agreement also includes a right of first refusal with respect to the sale of the building. The Company did not exercise its renewal option.

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

In connection with the CEP acquisition, the Company entered into lease agreements, pursuant to which the Company agreed to lease two facilities at which CEP’s operations are conducted. The leases current terms extend until December 2013 and December 2014, respectively, at which points the Company has certain renewal options.

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

Subject to the terms and conditions of the Bits from Bytes acquisition agreement, the sellers have the right to deferred payments of approximately $1,420, based on the exchange rate at December 31, 2011, pursuant to details set forth in the acquisition agreement for a period of three years which commenced December 31, 2011.

On October 12, 2010, the Company acquired the shares of Provel, S.r.l. (“Provel”). Provel is an Italian provider of rapid prototyping, tooling and printed parts services located near Turin, Italy. The Company acquired Provel as part of its continued expansion of its 3Dproparts™ service in Europe. Provel has been integrated into the Company’s 3Dproparts™ service. Based on the exchange rate at the date of acquisition, the fair value of the consideration paid for this acquisition, net of cash acquired, was $11,955, of which $6,848 was paid in cash and $1,387 was paid in shares at closing, with a second installment of $3,720 paid October 2011, all of which was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date and is included in the table below which summarizes 2010 acquisitions. The shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

Subject to the terms and conditions of the Provel acquisition agreement, the sellers have the right to earn an additional amount up to approximately $1,392, based on the exchange rate at the date of acquisition, pursuant to an earnout formula set forth in the acquisition agreement, for a period of twelve months, which commenced on February 1, 2011. The fair value of the consideration was allocated to the purchased assets and liabilities assumed based on their estimated fair values as of the date of acquisition. The earnout was determined to be acquisition consideration and therefore is reflected as part of goodwill and was accrued based on the acquisition date fair value.

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

All the other acquisitions the Company completed in 2010 were not material, either individually or in aggregate; therefore, no pro forma financial information is provided for these acquisitions. Moeller Design and Development, Inc., Design Prototyping Technologies, Inc., CEP S.A., Protometal S.A. and Express Pattern, Inc. have been recorded in the services category in the Company’s consolidated financial statements since the date of acquisition. Bits From Bytes Limited has been recorded in the printers and other products category in the Company’s consolidated financial statements since the period of acquisition.

The amounts related to the acquisition of these businesses were allocated to the assets acquired and the liabilities assumed as follows:

(in thousands)	2010
Fixed assets	$5,523
Intangible assets	25,932
Other liabilities, net of cash acquired and assets assumed	(4,926)
Gain from bargain purchase	(37)

Net assets acquired	$26,492

Note 4 Inventories

Components of inventories, net at December 31, 2012 and 2011 are as follows:

(in thousands)	2012	2011
Raw materials	$20,325	$8,797
Work in process	477	606
Finished goods and parts	24,552	18,422

Total cost	45,354	27,825
Less: reserves	(3,534)	(2,542)

Inventories, net	$41,820	$25,283

Note 5 Property and Equipment

Property and equipment at December 31, 2012 and 2011 are summarized as follows:

(in thousands)	2012	2011	Useful Life (in years)
Land	$541	$541	N/A
Building	9,315	9,204	25
Machinery and equipment	45,869	36,773	3-7
Capitalized software — ERP	3,181	3,141	5
Office furniture and equipment	3,357	3,138	5
Leasehold improvements	6,467	5,996	Life of lease (1)
Rental equipment	57	56	5
Construction in progress	2,595	980	N/A

Total property and equipment	71,382	59,829
Less: Accumulated depreciation and amortization	(37,029)	(30,235)

Total property and equipment, net	$34,353	$29,594

(1)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Depreciation expense for 2012, 2011 and 2010 was $8,441, $6,267 and $6,118, respectively.

Capitalized leases related to buildings had a cost of $8,496 at December 31, 2012 and $8,496 at December 31, 2011. Capitalized leases related to office furniture and equipment had a cost of $125 at December 31, 2012 and $24 at December 31, 2011.

For the year ended December 31, 2012, the Company recognized no software amortization expense for enterprise resource planning (“ERP”) system capitalization costs compared to $225 and $537 for the years ended December 31, 2011 and 2010, respectively.

Note 6 Intangible Assets

Intangible assets other than goodwill at December 31, 2012 and December 31, 2011 are as follows:

	2012			2011
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses	$5,875	$(5,875)	$—	$5,875	$(5,875)	$—
Patent costs	27,635	(14,047)	13,588	16,379	(13,846)	2,533
Acquired technology	26,262	(11,852)	14,410	11,015	(10,345)	670
Internally developed software	17,847	(11,424)	6,423	17,847	(9,983)	7,864
Customer relationships	60,329	(7,754)	52,575	32,974	(1,798)	31,176
Non-compete agreements	14,051	(3,836)	10,215	8,976	(1,890)	7,086
Trade names	5,814	(723)	5,091	1,951	(180)	1,771
Other	6,356	(3,051)	3,305	1,986	(1,746)	240
Intangibles with indefinite lives:
Trademarks	2,770	—	2,770	2,700	—	2,700

Total intangible assets	$166,939	$(58,562)	$108,377	$99,703	$(45,663)	$54,040

During 2012, 2011 and 2010, the Company capitalized $729, $336 and $302, respectively, for costs incurred to acquire, develop and extend patents in the United States and various other countries. Amortization of such previously capitalized patent costs was $215 in 2012, $237 in 2011 and $474 in 2010.

At December 31, 2012, the gross acquired technology balance was $26,262. Acquired technology increased $15,247 in 2012 from $11,015 in 2011 due to technology from acquisitions and foreign currency exchange effects. The related accumulated amortization increased $1,507, net of foreign currency exchange impacts.

The Company had $80,276 and $50,837 of other net intangible assets, consisting of internally developed software, non-compete agreements, customer relationships and trade names and other intangibles from acquisitions, as of December 31, 2012 and 2011, respectively. Internally developed software also includes certain software costs that relate to developed software the Company obtained through acquisitions. Acquisition activities during the year ended December 31, 2012 yielded $65,957 of other intangible assets compared to $40,832 in 2011. Amortization expense related to such intangible assets was $12,573, $4,588 and $928 for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of these intangible assets is calculated on a straight-line basis over periods ranging from eighteen months to twenty years.

Annual amortization expense for intangible assets is expected to be $13,632 in 2013, $13,513 in 2014, $12,293 in 2015, $11,074 in 2016 and $9,966 in 2017.

Note 7 Goodwill

The following are the changes in the carrying amount of goodwill by geographic reporting unit:

(in thousands)	U.S.	Europe	Asia-Pacific	Total
Balance at January 1, 2011	$19,947	$32,101	$6,930	$58,978
Effect of foreign currency exchange rates	—	(638)	14	(624)
Goodwill acquired through acquisitions	41,365	3,026	4,906	49,297

Balance at December 31, 2011	61,312	34,489	11,850	107,651
Effect of foreign currency exchange rates	—	697	630	1,327
Goodwill acquired through acquisitions	106,890	5,090	19,356	131,336

Balance at December 31, 2012	$168,202	$40,276	$31,836	$240,314

The effect of foreign currency exchange in this table reflects the impact on goodwill of amounts recorded in currencies other than the U.S. Dollar on the financial statements of subsidiaries in these geographic areas resulting from the yearly effect of foreign currency translation between the applicable functional currency and the U.S. Dollar. The remaining goodwill for Europe and the entire amount of goodwill for Asia-Pacific represent amounts allocated in U.S. Dollars from the U.S. to those geographic areas for financial reporting purposes.

Note 8 Employee Benefits

The Company sponsors a Section 401(k) plan (the “Plan”) covering substantially all its eligible U.S. employees. The Plan entitles eligible employees to make contributions to the Plan after meeting certain eligibility requirements. Contributions are limited to the maximum contribution allowances permitted under the Internal Revenue Code. The Company matches 50% of the employee contributions up to a maximum of $3 as set forth in the Plan. The Company may also make discretionary contributions to the Plan, which would be allocable to participants in accordance with the Plan. For the years ended December 31, 2012, 2011 and 2010, the Company expensed $489, $241 and $224, respectively, for matching contributions to the Plan.

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

Note 9 Accrued and Other Liabilities

Accrued liabilities at December 31, 2012 and 2011 are as follows:

(in thousands)	2012	2011
Compensation and benefits	$13,582	$7,036
Vendor accruals	3,357	1,640
Accrued professional fees	533	326
Accrued taxes	3,382	3,500
Royalties payable	550	302
Accrued interest	266	950
Earnouts and deferred payments related to acquisitions	2,657	1,384
Accrued other	462	1,678

Total	$24,789	$16,816

Other liabilities at December 31, 2012 and 2011 are summarized below:

(in thousands)	2012	2011
Defined benefit pension obligation	$5,139	$3,884
Long-term tax liability	803	827
Earnouts and deferred payments related to acquisitions	1,454	1,898
Long term deferred revenue	2,787	1,475
Other long-term liabilities	657	182

Total	$10,840	$8,266

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

The carrying amounts and fair values of the Company’s other financial instruments at December 31, 2012 and 2011 were as follows:

	2012		2011
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Grand Junction note receivable	$1,891	$1,711	$1,918	$1,474
5.50% convertible notes	$80,531	$86,981	$131,107	$136,837

In December 2008, the Company sold its Grand Junction, Colorado facility for $5,500, consisting of $3,500 of cash proceeds (before deducting closing costs) and a zero interest five-year promissory note from the buyer. The Company discounted the note receivable by $1,017, reducing the net gain on the sale to $636. In accordance with ASC 360.20 “Real Estate Sales,” the Company has not recognized this gain on the sale of its Grand Junction facility as of December 31, 2012. The carrying value of the long-term receivable, net of the discount and deferred gain is recorded in “Other assets, net.” None of the gain will be recognized until the earlier of (i) the sale of the property securing the note by the buyer, or (ii) repayment of the promissory note by the buyer.

The note is secured by (i) a guarantee from the principals of the entity that purchased the facility and (ii) a second deed of trust on the facility.

The fair value of the Grand Junction note receivable was calculated at December 31, 2012 and 2011 by discounting the remaining payments using a discount rate of 13.63% and 13.78%, respectively. This rate was derived by taking the risk-free interest rate for similar maturities and adding an estimated risk premium intended to reflect the credit risk.

In November 2011, the Company entered into an indenture under which it privately placed $152,000 of 5.50% Senior Convertible Notes due December 15, 2016 with institutional and accredited investors. The estimated fair value of the fixed-rate convertible notes in the table above differs from the amounts reflected on the balance sheet based on the difference between the mandatory redemption value and the market value of the notes. The interest rate used to discount the contractual payments associated with the debentures was 6.67% for 2012 and 5.88% for 2011.

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

The total impact of foreign currency related items on the consolidated statements of income and other comprehensive income was a gain of $145 for 2012, and losses of $118 and $319 for 2011 and 2010, respectively.

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

The Company recognized the estimated equity component of the convertible notes as $17,770, consisting of $18,210 in additional paid-in capital reduced by $440 of unamortized debt issuance costs allocated to the equity component and recognized this amount as a reduction to additional paid-in capital. The company also recognized a discount on convertible notes of $3,040, which is being amortized as non-cash interest expense over the life of the notes.

The Company also recognized a deferred tax liability of $7,200 as the tax effect of the basis difference between carrying values and tax basis of the convertible notes. The carrying value of this deferred tax liability offset certain net deferred tax assets for determining valuation allowances against those deferred tax assets. See Note 20 to the consolidated financial statements.

The following table summarizes the principal amounts and related unamortized discount on convertible notes:

(in thousands)	2012	2011
Principal amount of convertible notes	$90,960	$152,000
Unamortized discount on convertible notes	(10,429)	(20,893)

Net carrying value	$80,531	$131,107

The following table summarizes other information related to the convertible notes:

(in years)
Total amortization period for debt discount	5 years
Remaining amortization period for debt discount	4 years
Effective interest rates on convertible notes	9.51%

The following table summarizes interest costs recognized on convertible notes:

(in thousands)	2012	2011	2010
Contractual interest coupon	$8,053	$906	$—
Amortization of debt discount	3,876	409	—

Total	$11,929	$1,315	$—

These notes are convertible into shares of the Company’s Common Stock at an initial conversion rate equivalent to 46.6021 shares of Common Stock per $1 principal amount of notes, which represents an initial conversion rate of approximately $21.46 per share of Common Stock. The conversion rate is subject to adjustment in certain circumstances as more fully set forth in the indenture covering the notes. During 2012 note holders converted $61,040 aggregate principal amount of notes, which converted into 2,845 shares of common stock. The Company recognized a $7,021 loss on conversion of these notes in other expense, net. As of December 31, 2012, the aggregate principal amount of notes outstanding was $90,960.

From January 1, 2013 through February 15, 2013, note holders have converted $34,620 aggregate principal amount of notes, which converted into 1,613 shares of common stock. The Company expects to recognize a loss of $4,792 on conversion of these notes in other expense, net during the first quarter of 2013. As of February 15, 2013, the aggregate principal amount of notes outstanding was $56,340, and the Company expects annual interest for the years 2013 through 2016 to be approximately $5,250 per year.

If converted, the aggregate principal amount of the notes then outstanding may be settled in cash, shares of common stock, or a combination thereof, at the Company’s election. Subject to the terms of the indenture, holders may convert their notes at any time. The number of shares of common stock the notes were convertible into at December 31, 2012 was approximately 4,239 shares. In certain circumstances provided by the indenture, the number of shares of common stock issuable upon conversion of the notes may be increased, and with it the aggregate principal amount of the notes. Unless earlier repurchased or converted, the notes will mature on December 15, 2016.

The notes were issued with an effective yield of 5.96% based upon an original issue discount at 98.0%. The net proceeds from the issuance of these Notes, after deducting original issue discount and capitalized issuance costs of $6,634, amounted to $145,366. The capitalized issuance costs are being amortized to interest expense over the life of the notes.

Redemption Features – convertible securities

Upon certain terms and conditions, the Company may elect to satisfy its conversion obligation with respect to the notes by paying cash, in whole or in part, for specified aggregate principal amount of the notes. In the event of certain types of fundamental changes, the Company will increase the conversion rate by a number of additional shares, up to a maximum of 5,045 shares which equates to a conversion price of approximately $16.83 per share at December 31, 2012.

Interest Expense

Interest expense totaled $12,468 in 2012, compared to $2,090 in 2011 and $587 in 2010, while interest income totaled $168 in 2012, compared to $51 in 2011 and $32 in 2010, reflecting the combined effect of the issuance of the senior convertible notes, lower interest rates on investments, and higher cash balances. For 2012 and 2011, interest expense related to capital leases and the 5.50% senior convertible notes, while in 2010, interest expense related to capital leases.

Note 12 Lease Obligations

The Company leases certain of its facilities and equipment under capitalized leases and other facilities and equipment under non-cancelable operating leases. The leases are generally on a net-rent basis, under which the Company pays taxes, maintenance and insurance. Leases that expire at various dates through 2031 are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2012, 2011 and 2010 aggregated $4,968, $2,738 and $1,977, respectively.

The Company’s future minimum lease payments as of December 31, 2012 under capitalized leases and non-cancelable operating leases, with initial or remaining lease terms in excess of one year, were as follows:

(in thousands)	Capitalized Leases	Operating Leases
Years ending December 31:
2013	$698	$4,269
2014	697	2,827
2015	709	1,784
2016	683	1,537
2017	709	986
Later years	10,345	1,012

Total minimum lease payments	13,841	$12,415

Less: amounts representing imputed interest	(6,224)

Present value of minimum lease payments	7,617
Less: current portion of capitalized lease obligations	(174)

Capitalized lease obligations, excluding current portion	$7,443

Rock Hill Facility

The Company leases its headquarters and research and development facility pursuant to a lease agreement with Lex Rock Hill, LP. After its initial term ending August 31, 2021, the lease provides the Company with the option to renew the lease for two additional five-year terms. The lease also grants the Company the right to cause Lex Rock Hill, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of $669 in 2013 through 2015, $683 in 2016, including a rent escalation in 2016, $709 in 2017 through 2020 and $723 in 2021. Under the terms of the lease, the Company is obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. The lease also grants the Company the right to purchase the leased premises and undeveloped land surrounding the leased premises on terms and conditions described more particularly in the lease. In 2011, the Company exercised its right to purchase the undeveloped land for $370. This lease is recorded as a capitalized lease obligation under ASC 840, “Leases.” The implicit interest rate at December 31, 2012 and 2011 was 6.93%.

Other Capital Lease Obligations

The Company leases other equipment with lease terms through August 2015. In accordance with ASC 840, the Company has recorded these leases as capitalized leases. The implicit interest rate ranged from 1.55% to 7.80% at December 31, 2012 and 2011.

Note 13 Preferred Stock and Stockholders’ Rights Plan

The Company had 5,000 shares of preferred stock that were authorized but unissued at December 31, 2012 and 2011. In connection with the stockholders’ rights plan approved by the Company’s Board of Directors in December 2008, 1,000 shares of such preferred stock were authorized as Series A Preferred Stock. This Series A Preferred Stock and the stockholders’ rights plan were terminated by the Company’s Board of Directors on November 18, 2011.

Note 14 Stock-Based Compensation

Effective May 19, 2004, the Company adopted its 2004 Incentive Stock Plan (the “2004 Stock Plan”) and its 2004 Restricted Stock Plan for Non-Employee Directors (the “2004 Director Plan”). Effective upon the adoption of these Plans, all the Company’s previous stock option plans terminated, except with respect to options outstanding under those plans. As of December 31, 2012, all vested options had been exercised and there were no options outstanding. At December 31, 2011, the aggregate number of shares of common stock underlying outstanding options issued under all previous stock option plans was 1,076, at an average exercise price per share of $3.76, with expiration dates through November 2013. All stock-based compensation expense for vested options was recognized prior to 2008.

In 2009, the maximum number of shares of common stock reserved for issuance under the 2004 Stock Plan was increased from 2,000 to 4,000. Total awards issued under this plan, net of repurchases, amounted to 540 shares of restricted stock in 2012, 384 shares of restricted stock in 2011, and 284 shares of restricted stock in 2010. The Company estimated the future value associated with awards granted in 2012, 2011 and 2010 as $20,458, $8,007 and $3,688, respectively, which is calculated based on the fair market value of the common stock on the date of grant less the amount paid by the recipient and is expensed over the vesting period of each award. The compensation expense recognized in 2012, 2011 and 2010 was $4,818, $2,337 and $1,149, respectively. Each of these awards was made with a vesting period of three years from the date of grant and required the recipient to pay the lesser of $1.00 for each share or an amount equal to ten percent of the fair market value of the Company’s common stock per share at the date of grant.

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

The 2004 Director Plan provides for the grant of up to 400 shares of common stock to non-employee directors (as defined in the Plan) of the Company, subject to adjustment in accordance with the terms of the Plan. The purpose of this Plan is to attract, retain and motivate non-employee directors of exceptional ability and to promote the common interests of directors and stockholders in enhancing the value of the Company’s common stock. Each non-employee director of the Company is eligible to participate in this Plan upon their election to the Board of Directors. The Plan provides for initial grants of 1 share of common stock to each newly elected non-employee director, annual grants of 3 shares of common stock as of the close of business on the date of each annual meeting of stockholders, and interim grants of 3 shares of common stock, or a pro rata portion thereof, to non-employee directors elected at meetings other than the annual meeting. Effective April 1, 2011, the Board of Directors amended this Plan to limit the value of any award of shares made to an eligible director to $50, valued on the date of the award. The issue price of common stock awarded under this Plan is equal to the par value per share of the common stock. The Company accounts for the fair value of awards of common stock made under this Plan, net of the issue price, as director compensation expense in the period in which the award is made. During the years ended December 31, 2012, 2011 and 2010, the Company recorded $300, $300 and $257, respectively, as director compensation expense in connection with awards of 11 shares in 2012, 16 shares in 2011 and 36 shares in 2010 of common stock made to the non-employee directors of the Company pursuant to this Plan.

As of December 31, 2012, 110 and 1,557 shares of common stock were available for future grants under the 2004 Director Plan and the 2004 Stock Plan, respectively. The status of the Company’s stock options is summarized below:

	2012		2011		2010
(shares and options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,076	$3.76	1,554	$4.34	1,728	$4.60
Exercised	(1,056)	3.70	(452)	5.61	(158)	7.13
Lapsed or canceled	(20)	7.12	(26)	6.72	(16)	5.34

Outstanding at end of year	—	$—	1,076	$3.76	1,554	4.34

Options exercisable at end of year	—		1,076		1,554
Shares available for future option grants (1)	1,667		2,217		2,480

(1)	Assumes the issuance of options permitted by the 2004 Incentive Stock Plan

The aggregate intrinsic value of stock options exercised during 2012, 2011 and 2010 was $39,165, $5,298 and $785, respectively, determined as of the date of exercise.

Note 15 International Retirement Plan

The Company sponsors a non-contributory defined benefit pension plan for certain employees of a non-U.S. subsidiary initiated by a predecessor of the subsidiary. The Company maintains insurance contracts that provide an annuity that is used to fund the current obligations under this plan. The net present value of that annuity was $2,819 and $2,536 as of December 31, 2012 and 2011, respectively. The net present value of that annuity is included in “Other assets, net” on the Company’s consolidated balance sheets at December 31, 2012 and 2011.

The following table provides a reconciliation of the changes in the projected benefit obligation for the years ended December 31, 2012 and 2011:

(in thousands)	2012	2011
Reconciliation of benefit obligations:
Obligations as of January 1	$3,936	$3,448
Service cost	92	114
Interest cost	191	196
Actuarial loss	1,030	397
Benefit payments	(98)	(56)
Effect of foreign currency exchange rate changes	89	(163)

Obligations as of December 31	5,240	3,936

Funded status as of December 31 (net of tax benefit)	$(5,240)	$(3,936)

The projected benefit obligation in the table above includes $1,030 and $397 of unrecognized net loss for the years ended December 31, 2012 and 2011, respectively. At December 31, 2012, the Company recorded this $1,030 loss, net of a $316 tax benefit, as a $714 adjustment to “Accumulated other comprehensive income” in accordance with ASC 715, “Compensation – Retirement Benefits.” At December 31, 2011, the Company recorded this $397 loss, net of a $122 tax benefit, as a $275 adjustment to “Accumulated other comprehensive income” in accordance with ASC 715, “Compensation – Retirement Benefits.”

The Company has recognized the following amounts in the consolidated balance sheets at December 31, 2012 and 2011:

(in thousands)	2012	2011
Accrued liabilities	$101	$52
Other liabilities	5,139	3,884

Projected benefit obligation	5,240	3,936
Accumulated other comprehensive income	(908)	(194)

Total	$4,332	$3,742

The following projected benefit obligation and accumulated benefit obligation were estimated as of December 31, 2012 and 2011:

(in thousands)	2012	2011
Projected benefit obligation	$5,240	$3,936

Accumulated benefit obligation	$4,840	$3,727

The following table shows the components of net periodic benefit costs and other amounts recognized in other comprehensive income:

(in thousands)	2012	2011
Net periodic benefit cost:
Service cost	$92	$114
Interest cost	191	196

Total	$283	$310
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss	714	275

Total expense recognized in net periodic benefit cost and other comprehensive income	$997	$585

The following assumptions are used to determine benefit obligations as of December 31:

	2012	2011
Discount rate	3.80%	4.90%
Rate of compensation	2.00%	1.50%

The following benefit payments, including expected future service cost, are expected to be paid:

(in thousands)
Estimated future benefit payments:
2013	$144
2014	147
2015	150
2016	169
2017	173

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

Warranty Revenue Recognition

(in thousands)	Beginning Balance Deferred Warranty Revenue	Warranty Revenue Deferred	Warranty Revenue Recognized	Ending Balance Deferred Warranty Revenue
Year Ended December 31,
2012	$3,094	$7,540	$(6,553)	$4,081
2011	4,433	4,210	(5,549)	3,094
2010	2,677	5,941	(4,185)	4,433

Warranty Costs Incurred

(in thousands)	Materials	Labor and Overhead	Total
Year Ended December 31,
2012	$2,672	$3,720	$6,392
2011	2,020	3,565	5,585
2010	1,330	2,668	3,998

Note 17 Computation of Net Income per Share

The Company presents basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS is calculated by dividing net income available to 3D Systems’ common stockholders by the weighted average number of common and common equivalent shares outstanding during the applicable period. The following table is a reconciliation of the numerator and denominator of the basic and diluted income per share computations for the years ended December 31, 2012, 2011 and 2010:

(in thousands, except per share amounts)	2012	2011	2010
Numerator:
Net income – numerator for basic net earnings per share	$38,941	$35,420	$19,566
Add: Effect of dilutive securities
Interest expense on 5.50% convertible notes (after-tax)(1)	—	—	—
Stock options and other equity compensation	—	—	—

Numerator for diluted earnings per share	$38,941	$35,420	$19,566

Denominator:
Weighted average shares – denominator for basic net earnings per share	53,878	49,748	46,168
Add: Effect of dilutive securities
Stock options and other equity compensation	604	975	760
5.50% convertible notes (after-tax)(1)	—	—	—

Denominator for diluted earnings per share	54,482	50,723	46,928

Earnings per share
Basic	$0.72	$0.71	$0.42

Diluted	$0.71	$0.70	$0.42

Interest expense excluded from diluted earnings per share calculation (1)	$9,002	$906	—
5.50% Convertible notes shares excluded from diluted earnings per share calculation (1)	5,957	7,084	—

(1)

Average outstanding diluted earnings per share calculation for 2012 excludes shares that may be issued upon conversion of the outstanding senior convertible notes since the effect of their inclusion would have been anti-dilutive. The average outstanding diluted shares calculation for 2011 excludes shares for that may be issued upon conversion of the outstanding senior convertible notes because their conversion price exceeded the market price of the shares at December 31, 2011.

Note 18 Supplemental Cash Flow Information

(in thousands)	2012	2011	2010
Interest payments	$9,113	$1,188	$589
Income tax payments	3,506	1,523	711
Non-cash items:
Transfer of equipment from inventory to property and equipment(a)	4,057	3,714	2,484
Transfer of equipment to inventory from property and equipment(b)	1,924	1,068	265
Reduction in tax payable from exercised stock options and restricted stock	1,518	—	—
Issuance of stock for acquisition of businesses	7,672	3,042	5,895
Issuance of stock for 5.50% convertible notes	60,082	—	—

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

Level 1 – Quoted prices in active markets for identical assets or liabilities;

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

For the Company, the above standard applies to cash equivalents, convertible senior notes and foreign exchange contracts. The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of:
	December 31, 2012				December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (1)	$101,906	$—	$—	$101,906	$143,881	$—	$—	$143,881

(1)

Cash equivalents include funds held in money market instruments and are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the quarter or year ended December 31, 2012.

In addition to the financial assets and liabilities included above, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of December 31, 2012 and 2011.

Note 20 Income Taxes

The components of the Company’s income before income taxes are as follows:

(in thousands)	2012	2011	2010
Income before income taxes:
Domestic	$34,105	$25,057	$15,273
Foreign	9,174	7,389	4,466

Total	$43,279	$32,446	$19,739

The components of income tax provision for the years ended December 31, 2012, 2011 and 2010 are as follows:

(in thousands)	2012	2011	2010
Current:
U.S. federal	$441	$—	$(81)
State	1,031	367	123
Foreign	3,527	1,799	1,366

Total	4,999	2,166	1,408

Deferred:
U.S. federal	869	(4,727)	(1,050)
State	(798)	(189)	(82)
Foreign	(732)	(224)	(103)

Total	(661)	(5,140)	(1,235)

Total income tax provision	$4,338	$(2,974)	$173

The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2012, 2011 and 2010 as follows:

	% of Pretax Income
	2012	2011	2010
Tax provision based on the federal statutory rate	35.0%	35.0%	35.0%
Release of valuation allowances	(12.4)	(19.2)	(5.9)
Use of non-operating losses against U.S. taxable income, taxes	(14.6)	(24.8)	(33.0)
Deemed income related to foreign operations	0.1	0.7	2.8
Income not subject to tax	—	(2.0)	—
State taxes, net of federal benefit, before valuation allowance	2.3	1.3	2.8
Return to provision adjustments, foreign current and deferred balances	0.5	(0.7)	0.4
Foreign income tax rate differential	(0.7)	(0.6)	(2.3)
Other	(0.2)	1.1	1.1

Effective tax rate	10.0%	(9.2)%	0.9%

The difference between the Company’s effective tax rate for 2012 and the federal statutory rate resulted primarily from changes in valuation allowances. These comprised:

•

The release of valuation allowances against certain U.S. deferred tax assets. This release was based upon the Company’s recent results of operations. The Company concluded, during the fourth quarter of 2012, that it is more likely than not that a portion of its current U.S. deferred tax assets will be realized. As a result, in accordance with ASC 740, the Company reversed valuation allowance related to $12,388 of reserves, accruals and tax credits and to $7,602 of net operating loss carryforwards for state income tax purposes. This resulted in a non-cash income tax benefit of $5,372.

•

Other changes in valuation allowances are a result of utilizing U.S. loss carryforwards, which had had a full valuation allowance against them, to eliminate all federal and most state income tax expense otherwise arising.

The difference between the Company’s effective tax rate for 2011 and the federal statutory rate resulted primarily from changes in valuation allowances. These comprised:

•

The release of valuation allowances against certain U.S. deferred tax assets. This release was based upon the Company’s recent results of operations. The Company concluded, during the second quarter of 2011, that it is more likely than not that a portion of its net U.S. deferred tax assets will be realized. As a result, in accordance with ASC 740, $17,000 of the valuation allowance applied to such net deferred tax assets was reversed. This reversal resulted in a non-cash income tax benefit of $6,221.

•

Other changes in valuation allowances are a result of utilizing U.S. loss carryforwards, which had had a full valuation allowance against them, to eliminate all federal and most state income tax expense otherwise arising.

The difference between the Company’s effective tax rate for 2010 and the federal statutory rate resulted primarily from changes in valuation allowances. These comprised:

•

The release of valuation allowances against certain U.S. deferred tax assets. This release was based upon the Company’s recent results of operations and its expected profitability in future years. The Company concluded, during the fourth quarter of 2010, that it is more likely than not that a portion of its net U.S. deferred tax assets will be realized. As a result, in accordance with ASC 740, the Company reversed the valuation allowance related to $3,000 of net operating loss carryforwards. This reversal resulted in a non-cash income tax benefit of $1,162.

•

Other changes in valuation allowances as a result of utilizing U.S. loss carryforwards, which had had a full valuation allowance against them, to eliminate all federal and most state income tax expense otherwise arising.

In 2012, the Company’s valuation allowance against net deferred income tax assets decreased by $8,781. This decrease consisted of an $8,781 decrease against the U.S. deferred income tax assets. The decrease in the valuation allowance against the net U.S. deferred income tax assets resulted primarily from the increase in the Company’s domestic net operating income, an increase in the amount of deferred income tax liabilities and from the release of valuation allowances against U.S. net deferred tax assets.

In 2011, the Company’s valuation allowance against net deferred income tax assets decreased by $25,892. This decrease consisted of a $25,892 decrease against the U.S. deferred income tax assets. The decrease in the valuation allowance against the net U.S. deferred income tax assets resulted primarily from the increase in the Company’s domestic net operating income, an increase in the amount of net operating loss carryforwards for state income tax purposes.

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

The components of the Company’s net deferred income tax assets and net deferred income tax liabilities at December 31, 2012 and 2011 are as follows:

(in thousands)	2012	2011
Deferred income tax assets:
Tax credit carryforwards	$3,390	$6,436
Net operating loss carryforwards	1,949	17,829
Reserves and allowances	4,706	3,501
Stock options and awards	3,701	2,701
Deferred lease revenue	280	79

Gross deferred income tax assets	14,026	30,546
Valuation allowances	—	(8,781)

Total deferred income tax assets	14,026	21,765
Deferred income tax liabilities
Senior convertible notes	3,933	7,200
Intangibles	27,041	10,519
Property, plant and equipment	90	531
Accrued liabilities	130	448

Total deferred income tax liabilities	31,194	18,698

Net deferred income tax assets (liabilities)	$(17,168)	$3,067

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

At December 31, 2012, $1,949 of the Company’s deferred income tax assets was attributable to $42,202 of net operating loss carryforwards, which consisted of no loss carryforwards for U.S. federal income tax purposes, $41,047 of loss carryforwards for U.S. state income tax purposes and $1,155 of loss carryforwards for foreign income tax purposes.

At December 31, 2011, $17,829 of the Company’s deferred income tax assets was attributable to $88,884 of net operating loss carryforwards, which consisted of $44,255 of loss carryforwards for U.S. federal income tax purposes, $44,196 of loss carryforwards for U.S. state income tax purposes and $433 of loss carryforwards for foreign income tax purposes.

The federal net operating loss carryforwards set forth above exclude deductions for the exercise of stock options. The net operating loss attributable to the excess of the tax deduction for the exercise of the stock options over the cumulative expense that would be recorded under ASC 718 in the financial statements is not recorded as a deferred income tax asset. The benefit of the excess deduction of $61,035 will be recorded to additional paid-in capital when the Company realizes a reduction in its current taxes payable. The Company recorded $1,513 to additional paid-in capital during 2012.

The net operating loss carryforwards for U.S. state income tax purposes begin to expire in 2013. In addition, certain loss carryforwards for foreign income tax purposes begin to expire in 2018 and certain other loss carryforwards for foreign purposes do not expire. Ultimate utilization of these loss carryforwards depends on future taxable earnings of the Company and its subsidiaries.

At December 31, 2012, tax credit carryforwards included in the Company’s deferred income tax assets consisted of $735 of research and experimentation tax credit carryforwards for U.S. federal income tax purposes, $2,040 of such tax credit carryforwards for U.S. state income tax purposes and $615 of other state tax credits. The state research and experimentation credits do not expire; the other federal and state credits begin to expire in 2017.

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

The Company has not provided for any taxes on approximately $13,339 of unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings outside of the U.S.

The Company decreased its ASC 740 (formerly FIN 48) reserve by $298 for the year ended December 31, 2012 and decreased this reserve by $12 for the year ended December 31, 2011. The Company decreased its unrecognized benefits by $82 for the year ended December 31, 2012 and increased these benefits by $36 for the year ended December 31, 2011. The Company does not anticipate any additional unrecognized tax benefits during the next twelve months that would result in a material change to its consolidated financial position.

	Unrecognized Tax Benefits
(in thousands)	2012	2011	2010
Balance at January 1	$(393)	$(429)	$(352)
Increases related to prior year tax positions	300	28	19
Decreases related to prior year tax positions	(378)	(2)	(149)
Increases related to current year tax positions	—	—	72
Decreases related to current year tax positions	(4)	—	(3)
Decreases in unrecognized liability due to settlements with foreign tax authorities	—	10	(16)

Balance at December 31	$(475)	$(393)	$(429)

The Company includes interest and penalties accrued in the consolidated financial statements as a component of income tax expense.

The principal tax jurisdictions in which the Company files income tax returns are the United States, France, Germany, Japan, Korea, India, Italy, Switzerland, Australia, the Netherlands and the United Kingdom. Tax years 2009 through 2012 remain subject to examination by the U.S. Internal Revenue Service. The Company has utilized a portion of its U.S. loss carryforwards causing the years from 1997 through 2007 to be subject to examination. The Company’s non-U.S. subsidiaries’ tax returns are open to possible examination beginning in the year shown in parentheses in the following countries: France (2005), Germany (2007), Japan (2006), Italy (2007), Switzerland (2006), the United Kingdom (2008), the Netherlands (2007), Australia (2008) and Korea (2007).

Note 21 Segment Information

The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide 3D printing, rapid prototyping and manufacturing printers and parts solutions, which produce three-dimensional objects more quickly than traditional manufacturing. The Company conducts its business through subsidiaries in the U.S., a subsidiary in Switzerland that operates a research and production facility and sales and service offices operated by subsidiaries in Europe (France, Germany, Italy, the Netherlands, Switzerland and the United Kingdom) and in Asia Pacific (Australia, China, India, Korea and Japan). The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.”

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

(in thousands)	2012	2011	2010
Revenue from unaffiliated customers:
United States	$196,414	$117,739	$72,452
Germany	39,748	34,978	27,097
Other Europe	60,939	48,346	38,442
Asia Pacific	56,532	29,360	21,877

Total	$353,633	$230,423	$159,868

The Company’s revenue from unaffiliated customers by type is as follows:

(in thousands)	2012	2011	2010
Printers and other products	$126,798	$66,665	$54,686
Materials	103,182	70,641	58,431
Services	123,653	93,117	46,751

Total revenue	$353,633	$230,423	$159,868

Intercompany sales were as follows:

	Year Ended December 31, 2012
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$6,823	$4,153	$1,044	$12,020
Germany	197	—	2,205	—	2,402
Other Europe	4,812	26	255	38	5,131
Asia Pacific	195	—	—	—	195

Total	$5,204	$6,849	$6,613	$1,082	$19,748

	Year Ended December 31, 2011
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$17,634	$10,213	$3,984	$31,831
Germany	372	—	3,523	—	3,895
Other Europe	13,388	9	118	—	13,515
Asia Pacific	18	4	—	—	22

Total	$13,778	$17,647	$13,854	$3,984	$49,263

	Year Ended December 31, 2010
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$14,862	$11,266	$2,499	$28,627
Germany	266	—	4,094	—	4,360
Other Europe	9,240	75	208	—	9,523
Asia Pacific	34	—	—	—	34

Total	$9,540	$14,937	$15,568	$2,499	$42,544

Income from operations was as follows:

(in thousands)	2012	2011	2010
Income from operations:
United States	$37,743	$19,045	$10,946
Germany	1,305	1,509	935
Other Europe	5,415	6,645	1,935
Asia Pacific	16,528	7,152	6,356

Subtotal	60,991	34,351	20,172
Inter-segment elimination	(420)	551	748

Total	$60,571	$34,902	$20,920

(in thousands)	2012	2011
Assets:
United States	$501,157	$346,350
Germany	24,264	20,285
Other Europe	86,494	71,202
Asia Pacific	65,527	25,137

Total	$677,442	$462,974

(in thousands)	2012	2011	2010
Depreciation and amortization:
United States	$17,049	$7,666	$6,031
Germany	178	234	327
Other Europe	2,983	2,475	1,004
Asia Pacific	1,019	718	158

Subtotal	$21,229	$11,093	$7,520

(in thousands)	2012	2011
Long-lived assets:
United States	$278,590	$128,646
Germany	10,142	9,279
Other Europe	51,029	47,495
Asia Pacific	50,243	16,174

Total	$390,004	$201,594

(in thousands)	2012	2011	2010
Capital expenditures:
United States	$2,177	$1,964	$671
Germany	49	6	8
Other Europe	857	896	586
Asia Pacific	141	4	18

Subtotal	$3,224	$2,870	$1,283

Note 22 Commitments and Contingencies

The Company leases office space and certain furniture and fixtures under various non-cancelable operating leases. Rent expense under operating leases was $4,968, $2,738 and $1,977 for 2012, 2011 and 2010, respectively.

As of December 31, 2012, the Company has supply commitments with third party assemblers for printer assemblies for the first quarter of 2013 that total $10,894 compared to $10,940 at December 31, 2011.

For certain of the recent acquisitions, the Company is obligated to pay deferred purchase price totaling $1,465, due in 2013, based upon the exchange rates at the dates of acquisitions. In addition, certain of the agreements contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liabilities recorded for these earnouts as of December 31, 2012 was $2,647 compared to $1,862 at December 31, 2011. See Note 3 for details of acquisitions and related commitments.

Indemnification

In the normal course of business the Company periodically enters into agreements to indemnify customers or suppliers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. Historically, costs related to these indemnification provisions have not been significant and the Company is unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

To the extent permitted under Delaware law, the Company indemnifies directors and officers for certain events or occurrences while the director or officer is, or was serving, at the Company’s request in such capacity, subject to limited exceptions. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has directors and officers insurance coverage that may enable the Company to recover future amounts paid, subject to a deductible and the policy limits. There is no assurance that the policy limits will be sufficient to cover all damages, if any.

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

The Company filed answers to DSM Desotech’s complaint in which, among other things, the Company denied the material allegations of DSM Desotech’s complaint. Discovery regarding the claims pending in this case concluded in 2011. The Company filed motions for summary judgment in December 2011 that sought rulings in its favor on all of DSM Desotech’s claims in the litigation. On January 31, 2013, the Court granted the Company summary judgment for all seven of the counts alleging anticompetitive behavior. The Court granted in part and denied in part summary judgment for one count of alleged tortious interference with contractual relations and did not grant summary judgment for the one count of alleged patent infringement. A trial for the two remaining counts is scheduled for April 2013.

The Company understands that DSM Desotech estimates the remaining damages associated with its claims to be in excess of $8,000. The Company intends to continue to vigorously contest all the claims asserted by DSM Desotech.

On November 20, 2012, the Company filed a complaint in an action titled 3D Systems, Inc. v. Formlabs, Inc. and Kickstarter, Inc. in the United States District Court for the District of South Carolina (Rock Hill Division) asserting that Formlabs’ and Kickstarter’s sales of the Form 1 3D printer infringed one of the Company’s patents relating to stereolithography machines. The Company intends to pursue claims for damages against Formlabs and Kickstarter.

The Company is also involved in various other legal matters incidental to its business. The Company believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on its consolidated results of operations or consolidated financial position.

Note 23 Selected Quarterly Financial Data (unaudited)

The following tables set forth unaudited selected quarterly financial data:

	Quarter Ended
(in thousands, except per share amounts)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Consolidated revenue	$101,571	$90,532	$83,610	$77,920
Gross profit	52,496	46,879	42,968	38,853
Total operating expenses	34,330	28,443	28,969	28,883
Income from operations	18,166	18,436	13,999	9,970
Income tax expense (benefit)	(1,449)	2,752	1,935	1,100
Net income	$10,912	$13,517	$8,324	$6,188
Basic net income per share	$0.19	$0.24	$0.16	$0.12
Diluted net income per share	$0.19	$0.24	$0.16	$0.12

	Quarter Ended
(in thousands, except per share amounts)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Consolidated revenue	$69,861	$57,538	$55,128	$47,896
Gross profit	32,865	27,763	25,203	23,197
Total operating expenses	22,166	18,972	17,202	15,786
Income from operations	10,699	8,791	8,001	7,411
Income tax expense (benefit)	703	917	(5,479)	885
Net income	$8,005	$7,220	$13,373	$6,822
Basic net income per share	$0.16	$0.14	$0.27	$0.14
Diluted net income per share	$0.16	$0.14	$0.26	$0.14

The sum of per share amounts for each of the quarterly periods presented does not necessarily equal the total presented for the year because each quarterly amount is independently calculated at the end of each period based on the net income available to common stockholders for such period and the weighted average shares of outstanding common stock for such period.

Note 24 Subsequent Events

On January 3, 2013, the Company signed a definitive agreement to acquire Geomagic, Inc., a leading global provider of 3D authoring solutions including design, sculpt and scan software tools that are used to create 3D content and inspect products throughout the entire design and manufacturing process. Future revenue from this acquisition will be reported within the printers and other products revenue line. The transaction is subject to customary closing conditions and the Company expects to close by the end of February, 2013. Terms of the transaction were not disclosed. See Note 3.

On January 10, 2013, the Company acquired COWEB, located in Paris, France. COWEB is a start-up that creates consumer customized 3D printed products and collectibles. Due to the timing of this acquisition, the Company is in the process of allocating the fair values of the assets purchased, liabilities assumed and other intangibles identified as of the acquisition date, with any excess to be recorded as goodwill. The Company plans to integrate COWEB into its Cubify consumer solutions and future revenue from this acquisition will be reported in services revenue. The COWEB acquisition is not significant to the Company’s financial statements. See Note 3.

From January 1, 2013 through February 15, 2013, note holders have converted $34,620 aggregate principal amount of notes, which converted into 1,613 shares of common stock. The Company expects to recognize a loss of $4,792 on conversion of these notes in other expense, net during the first quarter of 2013. As of February 15, 2013, the aggregate principal amount of notes outstanding was $56,340, and the Company expects annual interest for the years 2013 through 2016 to be approximately $5,250 per year. See Note 11.

In relation to the ongoing DSM Desotech Inc. v. 3D Systems Corporation and 3D Systems, Inc. litigation, on January 31, 2013, the Court granted the Company summary judgment for all seven of the counts alleging anticompetitive behavior. The Court granted in part and denied in part summary judgment for one count of alleged tortious interference with contractual relations and did not grant summary judgment for the one count of alleged patent infringement. A trial for the two remaining counts is scheduled for April 2013. See Note 22.

On February 5, 2013, the Company announced that its Board of Directors declared a three-for-two split of the Company’s common stock in the nature of a 50% stock dividend. On February 22, 2013, each stockholder of record at the close of business on February 15, 2013 received one additional share for every two shares held on the record date. In lieu of fractional shares, shareholders received a cash payment based on the closing market price of DDD stock on the record date. Trading will begin on a split-adjusted basis on February 25, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

3D Systems Corporation

Rock Hill, South Carolina

The audits referred to in our report dated February 25, 2013, relating to the consolidated financial statements of 3D Systems Corporation for the years ended December 31, 2012, 2011 and 2010, which is contained in Item 8 of the Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

BDO USA, LLP

Charlotte, North Carolina

February 25, 2013

SCHEDULE II

3D Systems Corporation

Valuation and Qualifying Accounts

Years ended December 31, 2012, 2011 and 2010

Year Ended	Item	Balance at beginning of year	Additions charged/ (credited) to expense	Charged to other accounts	Deductions/ other	Balance at end of year
2012	Allowance for doubtful accounts	$3,019	$3,039	$(541)	$(1,200)	$4,317
2011	Allowance for doubtful accounts	2,017	1,731	83	(812)	3,019
2010	Allowance for doubtful accounts	1,790	328	—	(101)	2,017

2012	Reserve for excess and obsolete inventory	$2,542	$777	$—	$215	$3,534
2011	Reserve for excess and obsolete inventory	2,205	431	—	(94)	2,542
2010	Reserve for excess and obsolete inventory	2,693	(364)	—	(124)	2,205

2012	Deferred income tax asset allowance accounts(1)	$8,781	$11,146	$—	$(19,927)	$—
2011	Deferred income tax asset allowance accounts(1)	34,673	2,318	—	(28,210)	8,781
2010	Deferred income tax asset allowance accounts(1)	38,727	6,266	—	(10,320)	34,673

(1)	Additions represent increases in valuation allowances against deferred tax assets; deductions represent decreases in valuation allowances against deferred tax assets.