Form 10-Q
period 2013-03-31
3D SYSTEMS CORP
filed 2013-04-30
CIK 910638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Shares of Common Stock, par value $0.001, outstanding as of April 24, 2013: 92,907,604

3D SYSTEMS CORPORATION

Quarterly Report on Form 10-Q for the

Quarter Ended March 31, 2013

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$110,543	$155,859
Accounts receivable, net of allowance for doubtful accounts of $5,035 (2013) and $4,317 (2012)	89,558	79,869
Inventories	44,018	41,820
Prepaid expenses and other current assets	5,074	4,010
Current deferred income taxes	6,748	5,867
Restricted cash	13	13

Total current assets	255,954	287,438
Property and equipment, net	35,994	34,353
Intangible assets, net	121,492	108,377
Goodwill	277,690	240,314
Long term deferred income taxes	149	107
Other assets, net	6,375	6,853

Total assets	$697,654	$677,442

LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$178	$174
Accounts payable	29,779	32,095
Accrued and other liabilities	29,257	24,789
Customer deposits	4,043	2,786
Deferred revenue	18,540	15,309

Total current liabilities	81,797	75,153
Long term portion of capitalized lease obligations	7,395	7,443
Convertible senior notes, net	43,090	80,531
Deferred income tax liability	22,590	23,142
Other liabilities	10,133	10,840

Total liabilities	165,005	197,109

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, authorized 5,000 shares, none issued	—	—
Common stock, $0.001 par value, authorized 120,000 shares; issued 93,218 (2013) and 89,783 (2012)	93	60
Additional paid-in capital	509,904	460,237
Treasury stock, at cost: 539 (2013) and 533 shares (2012)	(244)	(240)
Accumulated earnings	22,262	16,410
Accumulated other comprehensive income	634	3,866

Total stockholders’ equity	532,649	480,333

Total liabilities and stockholders’equity	$697,654	$677,442

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended March 31,
(in thousands, except per share amounts)	2013	2012
Revenue:
Products	$68,452	$49,397
Services	33,627	28,523

Total revenue	102,079	77,920
Cost of sales:
Products	29,745	23,047
Services	18,857	16,020

Total cost of sales	48,602	39,067

Gross profit	53,477	38,853
Operating expenses:
Selling, general and administrative	29,454	23,950
Research and development	6,504	4,933

Total operating expenses	35,958	28,883

Income from operations	17,519	9,970
Interest and other expense, net	10,067	2,682

Income before income taxes	7,452	7,288
Provision for income taxes	1,569	1,100

Net income	$5,883	$6,188
Other comprehensive income
Unrealized gain (loss) on pension obligation	$29	$(6)
Foreign currency translation gain (loss)	(3,261)	1,190

Comprehensive income	$2,651	$7,372

Net income per share — basic	$0.06	$0.08

Net income per share — diluted	$0.06	$0.08

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$5,883	$6,188
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit of) deferred income taxes	(3,543)	628
Depreciation and amortization	5,992	5,391
Non-cash interest on convertible notes	467	960
Provision for bad debts	601	331
Stock-based compensation	2,221	1,176
Loss on the disposition of property and equipment	63	9
Loss on conversion of convertible debt	5,715	—
Changes in operating accounts:
Accounts receivable	(8,785)	(1,255)
Inventories	(3,320)	(4,097)
Prepaid expenses and other current assets	(440)	239
Accounts payable	(755)	2,305
Accrued liabilities	5,418	4,309
Customer deposits	1,284	(330)
Deferred revenue	1,798	397
Other operating assets and liabilities	(1,853)	(424)

Net cash provided by operating activities	10,746	15,827

Cash flows from investing activities:
Purchases of property and equipment	(2,295)	(755)
Additions to license and patent costs	(177)	(231)
Proceeds from disposition of property and equipment	4	—
Cash paid for acquisitions, net of cash assumed	(52,949)	(134,918)

Net cash used in investing activities	(55,417)	(135,904)

Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock, net	302	782
Cash disbursed in lieu of fractional shares related to stock split	(177)	—
Repayment of capital lease obligations	(38)	(36)

Net cash provided by financing activities	87	746

Effect of exchange rate changes on cash	(732)	238

Net decrease in cash and cash equivalents	(45,316)	(119,093)

Cash and cash equivalents at the beginning of the period	155,859	179,120

Cash and cash equivalents at the end of the period	$110,543	$60,027

Supplemental Cash Flow Information:
Interest payments	$133	$135
Income tax payments	739	168
Non-cash items:
Transfer of equipment from inventory to property and equipment, net(a)	915	755
Transfer of equipment to inventory from property and equipment, net(b)	—	773
Stock issued for conversions of 5.50% senior convertible notes	2,979	—
Notes redeemed for shares of common stock	42,060	—

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training or demonstration or for placement into on-demand parts locations.
(b)	In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock				Treasury Stock
(In thousands, except par value)	Shares	Par Value $0.001		Additional Paid In Capital	Shares	Amount	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2012	59,855	$60		$460,237	355	$(240)	$16,410	$3,866	$480,333
Tax benefit of stock options exercised	—	—	(a)	4,229	—	—	—	—	4,229
Issuance (repurchase) of restricted stock, net	323	—	(a)	306	184	(4)	—	—	302
Issuance of stock for 5.50% senior convertible notes	2,173	2		43,088	—	—	—	—	43,090
Common stock split	30,867	31		(177)	—	—	(31)	—	(177)
Stock-based compensation expense	—	—		2,221	—	—	—	—	2,221
Net income	—	—		—	—	—	5,883	—	5,883
Gain on pension plan – unrealized	—	—		—	—	—	—	29	29
Foreign currency translation adjustment	—	—		—	—	—	—	(3,261)	(3,261)

Balance at March 31, 2013	93,218	$93		$509,904	539	$(244)	$22,262	$634	$532,649

(a)	Amounts not shown due to rounding.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2012.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.

Certain prior period amounts presented in the accompanying footnotes have been reclassified to conform to current year presentation.

The Company’s Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend, which was paid on February 22, 2013 to stockholders of record at the close of business on February 15, 2013. The Company’s stockholders received one additional share for every two shares owned. This did not change the proportionate interest that a stockholder maintained in the Company. In lieu of fractional shares, shareholders received a cash payment based on the closing market price of DDD stock on the record date. All share and per share amounts set forth in this report, including earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share, for each respective period have been adjusted to reflect the three-for-two stock split.

All amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

The Company has evaluated subsequent events from the date of the condensed consolidated balance sheet through the date of the filing of this Form 10-Q. During this period no material recognizable subsequent events were identified.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-2 (“ASU 2012-2”), “Intangibles – Goodwill and Other (Topic 350).” ASU 2012-2 is intended to simplify the testing of intangible assets for impairment by permitting an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets is less than its carrying amount. If an entity determines on the basis of the qualitative factors this is the case, then it is required to perform the currently prescribed two-step impairment test described in Topic 350. The Company adopted the standard in January 2013 and it did not have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update 2013-2 (“ASU 2013-2”), “ Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220).” ASU 2013-2 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted the standard in January 2013 and it did not have a significant impact on the Company’s consolidated financial statements. See Note 16.

In March 2013, the FASB issued Accounting Standards Update 2013-5 (“ASU 2013-5”), “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (Topic 830).” ASU 2013-5 requires the release of cumulative translation adjustments into net income when an entity ceases to have a controlling financial interest resulting in the complete or substantially complete liquidation of a subsidiary or group of assets within a foreign entity. ASU 2013-5 will become effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not anticipate that this amendment will have a significant impact on the Company’s consolidated financial statements.

No other new accounting pronouncements, issued or effective during the first quarter of 2013, have had or are expected to have a significant impact on the Company’s consolidated financial statements.

(2) Acquisitions

The Company completed two acquisitions in the first quarter of 2013, which are discussed below.

On January 10, 2013, the Company acquired 100% of the shares of common stock and voting equity of Co-Web, located in Paris, France. Co-Web is a start-up that creates consumer customized 3D printed products and collectibles. Co-Web’s operations have been integrated into the Company’s Cubify consumer solutions and included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $262, based on the exchange rate of the Euro at the date of acquisition, all of which was paid in cash. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes first quarter 2013 acquisitions. The Co-Web acquisition is not significant to the Company’s operating results.

Subject to the terms and conditions of the acquisition agreement, the sellers have a right to earn an additional amount of up to approximately $655, based on the exchange rate of the Euro at the date of acquisitions, pursuant to a formula set forth in the acquisition agreement, for a period of 48 months, which commenced February 1, 2013, and will be recorded as compensation expense if it is earned.

On February 27, 2013, the Company acquired 100% of the shares of common stock and voting equity of Geomagic, Inc. (“Geomagic”). Geomagic is a leading global provider of 3D authoring solutions including design, sculpt and scan software tools that are used to create 3D content and inspect products throughout the entire design and manufacturing process. Geomagic’s operations have been integrated into the Company and are included in products and services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $52,687, all of which was paid in cash. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes first quarter 2013 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company. The Geomagic acquisition is not significant to the Company’s operating results.

Neither of the acquisitions the Company completed in the first quarter of 2013 were material relative to the Company’s assets or operating results, either individually or in aggregate; therefore, no proforma financial information is provided for these acquisitions.

The Company’s purchase price allocations for the acquired companies are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. The amounts related to the acquisition of these businesses were allocated to the assets acquired and the liabilities assumed and included in the Company’s condensed consolidated balance sheet at March 31, 2013 as follows:

(in thousands)	2013
Fixed assets	$948
Other intangible assets, net	17,983
Goodwill	38,718
Other assets, net of cash acquired	8,527
Liabilities	(13,227)

Net assets acquired	$52,949

(3) Inventories

Components of inventories, net at March 31, 2013 and December 31, 2012 were as follows:

(in thousands)	2013	2012
Raw materials	$19,322	$20,262
Work in process	795	477
Finished goods and parts	23,901	21,081

Inventories, net	$44,018	$41,820

(4) Property and Equipment

Property and equipment at March 31, 2013 and December 31, 2012 were as follows:

(in thousands)	2013	2012	Useful Life (in years)
Land	$541	$541	N/A
Building	9,315	9,315	25
Machinery and equipment	46,971	45,869	3-7
Capitalized software — ERP	3,680	3,181	5
Office furniture and equipment	3,525	3,357	5
Leasehold improvements	8,922	6,467	Life of lease (1)
Rental equipment	—	57	5
Construction in progress	1,822	2,595	N/A

Total property and equipment	74,776	71,382
Less: Accumulated depreciation and amortization	(38,782)	(37,029)

Total property and equipment, net	$35,994	$34,353

(1)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Depreciation and amortization expense on property and equipment for the quarter ended March 31, 2013 was $2,180 compared to $1,972 for the quarter ended March 31, 2012.

(5) Intangible Assets

Intangible assets other than goodwill at March 31, 2013 and December 31, 2012 were as follows:

	2013			2012			Useful Life (in years)
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses	$5,875	$(5,875)	$—	$5,875	$(5,875)	$—
Patent costs	27,398	(14,100)	13,298	27,635	(14,047)	13,588	6-7
Acquired technology	26,174	(12,190)	13,984	26,262	(11,852)	14,410	5-10
Internally developed software	17,847	(11,783)	6,064	17,847	(11,424)	6,423	5
Customer relationships	70,618	(9,483)	61,135	60,329	(7,754)	52,575	5-13
Non-compete agreements	14,294	(4,366)	9,982	14,051	(3,836)	10,215	3-11
Trade names	7,929	(1,032)	6,898	5,814	(723)	5,091	2-10
Other	11,424	(3,348)	8,077	6,356	(3,051)	3,305	<1-7
Intangibles with indefinite lives:
Trademarks	2,110	—	2,110	2,770	—	2,770	N/A

Total intangible assets	$183,669	$(62,177)	$121,492	$166,939	$(58,562)	$108,377	<1-13

For the three months ended March 31, 2013 and 2012, the Company capitalized $177 and $231, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.

Amortization expense for intangible assets for the quarter ended March 31, 2013 was $3,812 compared to $3,419 for the quarter ended March 31, 2012.

Annual amortization expense for intangible assets for 2013, 2014, 2015, 2016 and 2017 is expected to be $16,373, $16,841 $15,263, $13,261 and $12,006, respectively.

(6) Accrued and Other Liabilities

Accrued liabilities at March 31, 2013 and December 31, 2012 were as follows:

(in thousands)	2013	2012
Compensation and benefits	$16,786	$13,582
Vendor accruals	3,929	3,357
Accrued professional fees	482	533
Accrued taxes	3,243	3,382
Royalties payable	573	550
Accrued interest	783	266
Earnouts and deferred payments related to acquisitions	2,657	2,657
Accrued other	804	462

Total	$29,257	$24,789

Other liabilities at March 31, 2013 and December 31, 2012 were as follows:

(in thousands)	2013	2012
Defined benefit pension obligation	$4,970	$5,139
Long term tax liability	190	803
Earnouts and deferred payments related to acquisitions	1,454	1,454
Long term deferred revenue	2,880	2,787
Other long term liabilities	639	657

Total	$10,133	$10,840

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

There were no foreign currency contracts outstanding at March 31, 2013 or December 31, 2012.

The total impact of foreign currency transactions on the condensed consolidated statements of operations and comprehensive income for the quarter ended March 31, 2013 reflected a loss of $965 compared to a gain of $520 for the quarter ended March 31, 2012.

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

The notes accrue interest at the rate of 5.50% per year payable in cash semi-annually on June 15 and December 15 of each year.

The following table summarizes the principal amounts and related unamortized discount on convertible notes at March 31, 2013 and December 31, 2012:

(in thousands)	2013	2012
Principal amount of convertible notes	$48,340	$90,960
Unamortized discount on convertible notes	(5,250)	(10,429)

Net carrying value	$43,090	$80,531

These notes are convertible into shares of the Company’s Common Stock at an initial conversion rate equivalent to 69.9032 shares of Common Stock per $1 principal amount of notes, which represents an initial conversion rate of approximately $14.31 per share of Common Stock. The conversion rate is subject to adjustment in certain circumstances as more fully set forth in the indenture covering the notes. Conditions for conversion have been satisfied and the notes are convertible. During the first quarter of 2013 note holders converted $42,060 aggregate principal amount of notes, which converted into 2,979 shares of common stock, on a split-adjusted basis. The Company recognized a $5,715 loss on conversion of these notes in interest and other expense, net.

The number of shares of common stock that the notes are convertible into is approximately 3,379. In certain circumstances provided for in the indenture, the number of shares of common stock issuable upon conversion of the notes may be increased, and with it the aggregate principal amount of the notes. Unless earlier repurchased or converted, the notes will mature on December 15, 2016.

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

Upon certain terms and conditions, the Company may elect to satisfy its conversion obligation with respect to the notes by paying cash, in whole or in part, for specified aggregate principal amount of the notes. In the event of certain types of fundamental changes, the Company will increase the conversion rate by a number of additional shares, up to a maximum of 4,308 shares, which equates to a conversion price of approximately $11.22 per share.

(9) Stock-based Compensation Plans

The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Stock-based compensation expense for the quarter ended March 31, 2013 and 2012 was as follows:

	Quarter Ended March 31,
(in thousands)	2013	2012
Restricted stock awards	$2,221	$1,176

The number of shares of restricted common stock awarded and the weighted average fair value per share during the quarter ended March 31, 2013 and 2012 were as follows:

	Quarter Ended March 31,
	2013		2012
(in thousands, except per share amounts)	Shares Awarded	Weighted Average Fair Value	Shares Awarded	Weighted Average Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	228	$36.47	140	$10.40
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	—	—	—	—

Total restricted stock awards	228	$36.47	140	$10.40

In the three months ended March 31, 2013, the Company granted restricted stock awards covering 228 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan. Of the 228 shares granted in the first three months of 2013, 27 of the shares were awarded to executive officers of the Company. Additionally, of the 228 shares granted in the first three months of 2013, 178 remained subject to acceptance at March 31, 2013. In the first three months of 2012, the Company granted restricted stock awards covering 140 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan; none of which were awarded to executive officers of the Company.

In the first three months of 2013 and 2012, respectively, the Company granted no shares of common stock pursuant to the Company’s 2004 Restricted Stock Plan for Non-Employee Directors. Stock compensation expense for Non-Employee Directors for the first three months of 2013 and 2012 was zero.

(10) International Retirement Plan

The following table shows the components of net periodic benefit costs and other amounts recognized in the condensed consolidated statements of operations and comprehensive income for the quarter ended March 31, 2013 and 2012:

	Quarter Ended March 31,
(in thousands)	2013	2012
Service cost	$23	$19
Interest cost	49	33

Total	$72	$52

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

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares at March 31, 2013 and 2012:

	Quarter Ended March 31,
(in thousands, except per share amounts)	2013	2012
Numerator:
Net income – numerator for basic net earnings per share	$5,883	$6,188
Add: Effect of dilutive securities
Interest expense on 5.50% convertible notes (after-tax)(1)	—	—
Stock options and other equity compensation	—	—

Numerator for diluted earnings per share	$5,883	$6,188

Denominator:
Weighted average shares – denominator for basic net earnings per share	91,822	76,317
Add: Effect of dilutive securities
Stock options and other equity compensation	—	1,272
5.50% convertible notes (after-tax)(1)	—	—

Denominator for diluted earnings per share	91,822	77,589

Earnings per share
Basic	$0.06	$0.08

Diluted	$0.06	$0.08

Interest expense excluded from diluted earnings per share calculation (1)	$977	—
5.50% Convertible notes shares excluded from diluted earnings per share calculation (1)	3,379	—

(1)

Average outstanding diluted earnings per share calculation excludes shares that may be issued upon conversion of the outstanding senior convertible notes since the effect of their inclusion would have been anti-dilutive.

For the quarter ended March 31, 2013, average common shares for basic and diluted earnings per share were each 91,822, and basic and diluted earnings per share were each $0.06. For the quarter ended March 31, 2012, average common shares for basic and diluted earnings per share were 76,317 and 77,589 respectively, and basic and diluted earnings per share were each $0.08.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (1)	$52,714	$—	$—	$52,714

(1)

Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the quarter ended March 31, 2013.

The carrying value of the senior convertible notes as of March 31, 2013 and December 31, 2012 was $43,090 and $80,531, respectively, net of the unamortized discount. As of March 31, 2013 and December 31, 2012, the estimated fair value of the senior convertible notes was $47,043 and $86,981, respectively, based on quoted market prices. The Company determined the fair value of the convertible notes utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the senior convertible notes is considered Level 2.

In addition to the financial assets included in the above table, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of March 31, 2013 or December 31, 2012.

(13) Income Taxes

The Company’s effective tax rate was 21.1% for the quarter ended March 31, 2013 compared to 15.1% for the quarter ended March 31, 2012.

Tax years 2009 to 2012 remain subject to examination by the U.S. Internal Revenue Service. The Company has utilized a portion of its U.S. loss carryforwards covering the years 1997 through 2008. Should the Company utilize any of its remaining losses, which date back to 2003, these would be subject to examination. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in France (2006), Germany (2008), Japan (2007), Korea (2010), Italy (2007), Switzerland (2007), the United Kingdom (2009), the Netherlands (2007), India (2012) and Australia (2008).

(14) Segment Information

The Company operates in one reportable business segment. The Company conducts its business through subsidiaries in the United States, a subsidiary in Switzerland that operates a research and production facility, and sales and services offices, including custom parts services, operated by subsidiaries in Europe (France, Germany, the United Kingdom, Italy and the Netherlands) and in Asia-Pacific (Australia, China, Japan and Korea). The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.” Financial information concerning the Company’s geographical locations are based on the location of the selling entity.

Summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Quarter Ended March 31,
(in thousands)	2013	2012
Revenue from unaffiliated customers:
United States	$57,153	$45,909
Germany	11,911	7,423
Other Europe	16,669	13,288
Asia Pacific	16,346	11,300

Total	$102,079	$77,920

The Company’s revenue from unaffiliated customers by type was as follows:

	Quarter Ended March 31,
(in thousands)	2013	2012
Printers and other products	$39,723	$24,719
Materials	28,729	24,678
Services	33,627	28,523

Total revenue	$102,079	$77,920

Intercompany sales were as follows:

	Quarter Ended March 31, 2013
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$5,783	$3,604	$1,124	$10,511
Germany	318	—	1,359	—	1,677
Other Europe	3,931	283	78	31	4,323
Asia Pacific	525	380	—	255	1,160

Total	$4,774	$6,446	$5,041	$1,410	$17,671

	Quarter Ended March 31, 2012
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$3,902	$3,105	$877	$7,884
Germany	114	—	160	—	274
Other Europe	3,276	24	84	—	3,384
Asia Pacific	—	—	—	—	—

Total	$3,390	$3,926	$3,349	$877	$11,542

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Income from operations and assets for each geographic area was as follows:

	Quarter Ended March 31,
(in thousands)	2013	2012
Income from operations:
United States	$11,269	$5,456
Germany	661	253
Other Europe	1,766	1,009
Asia Pacific	4,317	3,155

Subtotal	18,013	9,873
Inter-segment elimination	(494)	97

Total	$17,519	$9,970

(in thousands)	March 31, 2013	December 31, 2012
Assets:
United States	$537,015	$501,157
Germany	23,220	24,264
Other Europe	81,124	86,494
Asia Pacific	56,295	65,527

Total	$697,654	$677,442

(15) Commitments and Contingencies

The Company leases office space under various non-cancelable operating leases. Rent expense under operating leases was $1,378 for the quarter ended March 31, 2013 compared to $1,185 for the quarter ended March 31, 2012.

The Company has supply commitments with third party assemblers for printer assembly that total $11,315 at March 31, 2013, compared to $7,590 at March 31, 2012.

For certain of the acquisitions, the Company is obligated for deferred purchase price commitments. At March 31, 2013, these commitments total $1,465, which are due in 2013, compared to obligations of $1,117 at March 31, 2012. Certain of the Company’s recent acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liabilities recorded for these earnouts as of March 31, 2013 was $2,647 compared to $1,917 as of March 31, 2012. See Note 2 for details of acquisitions and related commitments.

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

The Company filed answers to DSM Desotech’s complaint in which, among other things, the Company denied the material allegations of DSM Desotech’s complaint. Discovery regarding the claims pending in this case concluded in 2012. The Company filed motions for summary judgment in December 2012 that sought rulings in its favor on all of DSM Desotech’s claims in the litigation. On January 31, 2013, the Court granted the Company summary judgment for all seven of the counts alleging anticompetitive behavior. The Court granted in part and denied in part summary judgment for one count of alleged tortious interference with contractual relations and did not grant summary judgment for the one count of alleged patent infringement. On February 28, 2013, the parties filed a stipulation of dismissal of the counts of alleged tortious interference with contractual relations and of alleged patent infringement. The Court dismissed those counts in connection with the settlement of those portions of the litigation. On March 29, 2013, DSM Desotech filed a notice of appeal to the United States Court of Appeals for the Federal Circuit regarding the Court’s granting of summary judgment in favor of the Company on all seven counts of alleged anticompetitive behavior. The Company intends to continue to vigorously contest all the claims asserted by DSM Desotech.

On November 20, 2012, the Company filed a complaint in an action titled 3D Systems, Inc. v. Formlabs, Inc. and Kickstarter, Inc. in the United States District Court for the District of South Carolina (Rock Hill Division) asserting that Formlabs’ and Kickstarters’ sales of the Form 1 3D printer infringed one of the Company’s patents relating to stereolithography machines. Formlabs and Kickstarter filed a motion to dismiss or transfer venue on February 25, 2013, and the Company filed a first amended complaint on March 8, 2013. The Company intends to pursue claims for damages against Formlabs and Kickstarter.

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

(16) Accumulated Other Comprehensive Income

The changes in the balances of accumulated other comprehensive income by component are as follows:

(in thousands)	Foreign currency translation adjustments	Defined benefit pension plan	Total
Balance at December 31, 2012	$4,774	$(908)	$3,866
Other comprehensive income (loss)	(3,261)	29	(3,232)
Amounts reclassified to net income	—	—	—

Net other comprehensive income (loss)	(3,261)	29	(3,232)

Balance at March 31, 2013	$1,513	$(879)	$634

The amounts presented above in other comprehensive income are net of taxes. For additional information about foreign currency translation, see Note 7. For additional information about the pension plan, see Note 10.

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

Business Overview

We are a global provider of three-dimensional (“3D”) content-to-print solutions including 3D printers, print materials and on-demand custom parts services for professionals and consumers. We also provide CAD modeling, reverse engineering and inspection software and consumer apps and services. Our integrated solutions replace and complement traditional methods and reduce the time and cost of designing and manufacturing products. Our solutions are used to rapidly design, communicate, prototype or produce real, functional parts, empowering customers to create and make with confidence.

We derive our consolidated revenue primarily from the sales of our printers, the sales of the related print materials and services, the sales of our Quickparts brand on-demand parts services and the sales of reverse engineering and inspection software tools.

Recent Developments

We have continued to execute on our strategic initiatives, including growing our Quickparts on-demand parts services, accelerating 3D printer penetration, continuing to expand our healthcare solutions offerings, continuing to build 3D consumer content products and services and providing an integrated 3D authoring solutions platform.

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

In January 2013, we also launched our new ProJet® 3500 series professional 3D printers, the ProJet 3510, in eight models that deliver greater productivity for the production of functional plastic parts and investment casting wax patterns for professional grade design and manufacturing applications. The new ProJet 3510 series incorporates our patented Multi-Jet Modeling (MJM) print technology, production-grade printheads that include a 5-year warranty, advanced material management, tablet-like touchscreen controls and remote tablet and smartphone connectivity.

In connection with our consumer solutions initiative, in January 2013, we acquired Co-Web, a start-up company based in Paris, France, that creates consumer customized 3D printed products and collectibles. We have integrated Co-Web into our consumer solutions business and offer these personalized figures through our proprietary hosting and publishing platform, Cubify.

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

On February 5, 2013, we announced that our Board of Directors declared a three-for-two split of our common stock in the nature of a 50% stock dividend. On February 22, 2013, each stockholder of record at the close of business on February 15, 2013 received one additional share for every two shares held on the record date. In lieu of fractional shares, shareholders received a cash payment based on the closing market price of our stock on the record date. Trading on a split-adjusted basis began on February 25, 2013.

In connection with our 3D authoring solutions initiative, on February 27, 2013, we acquired Geomagic, Inc., a leading global provider of 3D authoring solutions including design, sculpt and scan software tools that are used to create 3D content and inspect products throughout the design and manufacturing process. Geomagic adds complementary products and technology and increases our reseller coverage globally.

In April, we announced the immediate availability of Geomagic® Design, a new suite of affordable CAD design solutions, in personal, professional and expert versions. Geomagic Design leverages our combined Alibre® and Geomagic platform and delivers comprehensive and robust mechanical CAD design solutions, allowing ideas to go from concept to manufacturing and production for professional engineers, makers, students, consumers and hobbyists. Geomagic Design is also available as part of a series of software packages with the Geomagic® Freeform products, combining organic, touch-based 3D sculpting with robust B-Rep CAD and detail design tools.

In April, we launched our new ProJet® x60 series of full color professional printers and new VisiJet® PXL materials utilizing our exclusive ColorJet Printing (CJP) technology. The ProJet x60 series is built on the ZPrinter® platform and combines the most comprehensive, capable and extensive features of 3D printers available today to further extend our range of addressable applications, and they deliver full-color models, precision verification parts or beautifully detailed assemblies that pass for finished products.

Results of Operations

Summary of 2013 financial results

Our operating activities generated $10.7 million of cash during the first three months of 2013, which is discussed in further detail below. We used $55.4 million to fund our strategic investing activities, including acquisitions of businesses. Financing activities during the first three months of 2013 provided $0.1 million of cash. In total, our unrestricted cash balance at March 31, 2013 was $110.5 million compared to $155.9 million at December 31, 2012.

During the first quarter of 2013 we reported improved revenue and profit results as compared to the first quarter of 2012 as our worldwide businesses continued to expand both organically and through acquisitions. Revenue for the first quarter of 2013 increased by 31.0% over the first quarter of 2012. This increase in revenue was led by a $15.0 million, or 60.7%, increase in sales of printers and other products together with a $4.1 million, or 16.4%, increase in print material sales and a $5.1 million, or 17.9%, increase in services revenue year-over-year. Higher revenue combined with increased selling, general and administrative expenses primarily related to compensation and acquisition expenses, higher R&D expenses and loss on conversions of the convertible notes resulted in net income of $5.9 million for the first quarter of 2013, compared to net income of $6.2 million for the same period in 2012.

Printers and other products revenue increased by $15.0 million from the first quarter of 2012, to $39.7 million, both organically and from acquired software products. Total printer units increased 81.0% compared to the first quarter of 2012.

Print materials sales for the first quarter of 2013 were $28.7 million, an increase of $4.1 million from the first quarter of 2012 as revenue from materials was favorably impacted by continued expansion of printers installed over past periods.

Revenue from services increased by $5.1 million to $33.6 million in the first quarter of 2013 from $28.5 million in the same quarter in 2012. The increase in services revenue reflects increased revenue from our printer services and custom parts services, from both organic growth and acquisitions. Service revenue from custom parts services was $20.9 million, or 62.1%, of total service revenue for the first quarter of 2013.

For the first quarter of 2013, healthcare solutions revenue made up 13.9%, or $14.1 million, of our total revenue compared to 15.4%, or $12.0 million, in the first quarter of 2012, primarily due to our increased penetration and growth in healthcare applications. Healthcare solutions revenue includes sales of printers, print materials, and services for hearing aid, dental, medical device and other health-related applications.

We calculate organic growth by comparing last year’s total revenue to this year’s total revenue excluding the revenue recognized for all acquired businesses that we have owned for less than 12 months. Once we have owned a business for one year, the revenue is included in organic growth and organic growth is calculated based on our prior year total revenue. In the first quarter of 2013, our organic growth was 22.1% compared to 26.1% for the first quarter of 2012.

Our gross profit in the first quarter of 2013 improved by $14.6 million, primarily due to our higher level of revenue from increases across all revenue categories, including increased gross profit margin on printers and other products and increased revenue from our higher gross profit margin print materials. Our gross profit margin increased to 52.4% in the first quarter of 2013 from 49.9% in the first quarter of 2012 due to product mix with increased sales of higher margin print materials, improvements in our cost structure, improvement in our printers and other products gross profit margin from the addition of software and improvement in on-demand parts gross profit margin.

Our total operating expenses increased by $7.1 million in the first quarter of 2013 to $36.0 million from $28.9 million in the 2012 quarter. The increase reflected higher selling, general and administrative expenses primarily due to higher commissions and staffing from our acquisitions. The increase also reflected a $1.6 million increase in research and development expenses related to our new product developments, expanded portfolio and acquired R&D expenses.

Our operating income for the first quarter of 2013 increased to $17.5 million from $10.0 million in the 2012 quarter. This improvement in operating income is due to higher revenue and increased gross profit, partially offset by higher operating expenses, including acquisition expenses incurred, as discussed below.

First quarter comparison of revenue by class of product and service

Table 1 sets forth our change in revenue by class of product and service for the first quarter of 2013 compared to the first quarter of 2012:

Table 1

(Dollars in thousands)	Printers and Other Products		Print Materials		Services		Totals
Revenue – 1st quarter 2012	$24,719	31.7%	$24,678	31.7%	$28,523	36.6%	$77,920	100%

Change in revenue:
Volume
Core products and services	45,449	183.9	6,779	27.5	3,334	11.7	55,562	71.3
New products and services	4,286	17.3	(1,968)	(8.0)	1,804	6.3	4,122	5.3
Price/Mix	(34,447)	(139.4)	(347)	(1.4)	0	—	(34,794)	(44.7)
Foreign currency translation	(284)	(1.1)	(413)	(1.7)	(34)	(0.1)	(731)	(0.9)

Net change	15,004	60.7	4,051	16.4	5,104	17.9	24,159	31.0

Revenue – 1st quarter 2013	$39,723	38.9%	$28,729	28.1%	$33,627	32.9%	$102,079	100%

We earn revenues from the sale of printers and other products, print materials and services. On a consolidated basis, revenue for the first quarter of 2013 increased by $24.2 million, or 31.0%, compared to the first quarter of 2012 primarily due to increased sales of printers and materials, coupled with acquired software revenue.

The $15.0 million increase in revenue from printers and other products compared to the first quarter of 2012 is primarily due to increased printer unit sales volume for the first quarter of 2013, driven by increased demand for personal and professional printers, coupled with acquired software revenue from Rapidform and Geomagic. Printers increased $9.6 million, or 43.4%, compared to the first quarter of 2012. As we have introduced new printers and price points, the professional and production printer capabilities have converged. Revenue from professional printers, including production printers, increased 40.5% and personal printers revenue increased 84.7% over 2012. Other products revenue includes Vidar digitizers, software products and Sensable haptic devices, which totaled $7.9 million of revenue for the first quarter, including $4.2 million of software products revenue compared to $0.5 million of software revenue in the 2012 quarter.

Due to the relatively high price of certain professional printers and a corresponding lengthy selling cycle and relatively low unit volume of the higher priced professional printer sales in any particular period, a shift in the timing and concentration of orders and shipments of a few printers from one period to another can significantly affect reported revenue in any given period. Revenue reported for printers sales in any particular period is also affected by timing of revenue recognition under rules prescribed by generally accepted accounting principles. The increase in printer revenue is consistent with our ongoing plan to accelerate printer adoption in the marketplace by introducing lower priced printers.

The $4.1 million increase in revenue from print materials was aided by the improvement in printers sales and by the continued expansion of printers installed over past periods. Sales of integrated materials represented 69.2% of total materials revenue in the first quarter of 2013 compared to 63.4% in the first quarter of 2012.

The increase in service revenue primarily reflects revenue from our on-demand parts services, predominantly from organic growth, coupled with the addition of software maintenance revenue. Service revenue from on-demand parts services was $20.9 million, or 62.1% of total service revenue, for the first quarter of 2013 compared to $17.7 million, or 62.0%, of total service revenue in the 2012 period. Services revenue from software maintenance services added $0.8 million of revenue.

At March 31, 2013 our backlog was $11.4 million, compared to backlogs of $11.4 million at December 31, 2012 and $9.6 million at March 31, 2012. Production and delivery of our printers is generally not characterized by long lead times, backlog is more dependent on timing of customers requested delivery. In addition, custom parts services lead time and backlog depends on whether orders are for rapid prototyping or longer-range production runs. The backlog at March 31, 2013 includes $6.2 million of custom parts services orders, compared to $5.7 million at March 31, 2012.

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

Change in first quarter revenue by geographic region

Each geographic region contributed to our higher level of revenue in first quarter of 2013. Table 2 sets forth the change in revenue by geographic area for the first quarter of 2013 compared to the first quarter of 2012:

Table 2

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Total
Revenue – 1st quarter 2012	$45,909	58.9%	$20,711	26.6%	$11,300	14.5%	$77,920	100%

Change in revenue:
Volume	37,134	80.9	12,973	62.6	9,577	84.8	59,684	76.6
Price/Mix	(25,890)	(56.4)	(4,945)	(23.9)	(3,959)	(35.0)	(34,794)	(44.7)
Foreign currency translation	—	—	(159)	(0.8)	(572)	(5.1)	(731)	(0.9)

Net change	11,244	24.5	7,869	38.0	5,046	44.7	24,159	31.0

Revenue – 1st quarter 2013	$57,153	56.0%	$28,580	28.0%	$16,346	16.0%	$102,079	100%

Revenue from U.S. operations in the first quarter of 2013 increased by $11.3 million, or 24.5%, to $57.2 million in 2013 from $45.9 million in the first quarter of 2012. The increase was due to higher volume, partially offset by the unfavorable combined effect of price and mix.

Revenue from non-U.S. operations in the first quarter of 2013 increased by $12.9 million, or 40.3%, to $44.9 million from $32.0 million in 2012. Revenue from non-U.S. operations as a percent of total revenue was 44.0% and 41.1%, respectively, at March 31, 2013 and 2012. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 42.6% in the first quarter of 2013 compared to 30.5% in the first quarter of 2012.

Revenue from European operations increased by $7.9 million, or 38.0%, to $28.6 million from $20.7 million in the prior year period. This increase was due to a $13.0 million increase in volume, partially offset by $4.9 million unfavorable combined effect of price and mix and a $0.2 million unfavorable impact of foreign currency translation.

Revenue from Asia-Pacific operations increased by $5.0 million, or 44.7%, to $16.3 million from $11.3 million in the prior year period due primarily to the favorable $9.6 million increase in volume, partially offset by a $4.0 million unfavorable combined effect of price and mix and a $0.6 million unfavorable impact of foreign currency translation.

Gross profit and gross profit margins

Table 3 sets forth gross profit and gross profit margins for our products and services for the first quarters of 2013 and 2012:

Table 3

	Quarter Ended March 31,
	2013		2012
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Printers and other products	$17,829	44.9%	$9,575	38.7%
Print materials	20,878	72.7	16,775	68.0
Services	14,770	43.9	12,503	43.8

Total	$53,477	52.4%	$38,853	49.9%

On a consolidated basis, gross profit for the first quarter of 2013 increased by $14.6 million to $53.5 million from $38.9 million in the first quarter of 2012, primarily as a result of higher sales from all revenue categories and an increase in our gross profit margin, as discussed below.

Consolidated gross profit margin in the first quarter of 2013 increased by 2.5 percentage points to 52.4% of revenue from 49.9% of revenue for the 2012 quarter. The higher gross profit margin reflected improvements in printers and other products gross profit margin which was primarily due to continued cost containment and margin expansion on printers coupled with the addition of higher gross profit margin software products. The higher gross profit margin also reflected improvements in print materials and services margins.

Printers and other products gross profit for the first quarter of 2013 increased to $17.8 million from $9.6 million for the 2012 quarter due to higher revenue and expanded gross profit margin. Gross profit margin for printers increased by 6.2 percentage points to 44.9% from 38.7% in the 2012 quarter primarily due to the addition of higher gross profit margin software products coupled with our continued cost containment and plans to expand gross profit margins on professional printers, which more than offset the impact of increased sales of lower margin printers.

Print materials gross profit for the first quarter of 2013 increased by $4.1 million, or 24.5%, to $20.9 million from $16.8 million for the 2012 quarter, and gross profit margin for print materials increased by 4.7 percentage points to 72.7% from 68.0% in the 2012 quarter primarily due to the favorable shift of the mix of materials towards higher gross profit margin personal and professional print materials and integrated materials.

Gross profit for services for the first quarter of 2013 increased by $2.3 million, or 18.1%, to $14.8 million from $12.5 million for the 2012 quarter, and gross profit margin for services increased by 0.1 percentage points to 43.9% from 43.8% in the 2012 quarter. The increase in gross profit was due primarily to higher levels of revenue from all categories. The increase in gross profit margin for services is primarily due to the increase in gross profit margin on printer services and increased revenue from higher gross profit margin consumer services. On-demand custom parts services gross profit margin decreased to 40.1% for the first quarter of 2013 from 40.9% in the first quarter of 2012, primarily due to the mix of products.

Operating expenses

As shown in Table 4, total operating expenses increased by $7.1 million, or 24.5%, to $36.0 million in the first quarter of 2013 from $28.9 million in the first quarter of 2012. This increase was due to higher selling, general and administrative expenses and higher research and development expenses, both of which are discussed below.

Table 4

	Quarter Ended March 31,
	2013		2012
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue
Selling, general and administrative expenses	$29,454	28.9%	$23,950	30.8%
Research and development expenses	6,504	6.4	4,933	6.3

Total operating expenses	$35,958	35.2%	$28,883	37.1%

Selling, general and administrative expenses increased by $5.5 million to $29.5 million in the first quarter of 2013 compared to $24.0 million in the first quarter of 2012, and decreased to 28.9% of revenue in 2013 compared to 30.8% for 2012. The increase was due primarily to a $1.4 million increase in compensation costs due to commissions on higher revenues and higher staffing from acquisitions and continued investment in our expanded product portfolio. Additionally, SG&A expenses were impacted by a $0.6 million increase in bad debt expense, a $0.6 million increase in travel expenses, a $0.3 million increase in consultants and outside processing expenses and a $0.2 million increase in occupancy costs related to additional acquired locations, partially offset by a $0.5 million improvement in legal expenses.

Research and development expenses increased by $1.6 million, or 31.8%, to $6.5 million in the first quarter of 2013 from $4.9 million in the first quarter of 2012. This increase was principally due to a $1.2 million increase in compensation and consultants expenses and a $0.2 million increase in building rent in the 2013 quarter related to new products and our expanded portfolio of products and services

Income from operations

Our income from operations of $17.5 million for the first quarter of 2013 improved from $10.0 million in 2012. See Gross profit and gross profit margins and Operating expenses above.

The following table sets forth operating income by geographic area for the first quarter of 2013 compared to 2012:

Table 5

	Quarter Ended March 31,
(Dollars in thousands)	2013	2012
Income from operations
United States	$11,269	$5,456
Germany	661	253
Other Europe	1,766	1,009
Asia Pacific	4,317	3,155

Subtotal	18,013	9,873
Inter-segment elimination	(494)	97

Total	$17,519	$9,970

With respect to the U.S., in 2013 and 2012, the changes in operating income by geographic area reflected the same factors discussed above in Gross profit and gross profit margins and Operating expenses.

As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income in our operations outside the U.S. in 2013 and 2012 resulted primarily from changes in transfer pricing, which is a function of revenue levels. Asia Pacific operating income also benefitted from our revenue growth and the acquisition completed in the fourth quarter of 2012.

Interest and other expense, net

Interest and other expense, net was $10.1 million in the first quarter of 2013 compared with $2.7 million in the 2012 quarter. The higher interest and other expense primarily reflected the loss on conversion of convertible notes of $5.7 million and interest related to the senior convertible notes, which amounted to $1.4 million of interest expense, of which $0.5 million represents non-cash amortization. Interest and other expense, net in the first quarter of 2013 also reflected a foreign exchange loss of $1.0 million and a loss on settlement of litigation. The $2.7 million of interest and other expense, net in the first quarter of 2012 primarily reflected the interest related to the senior convertible notes, which amounted to $3.2 million of interest expense, of which $1.0 million represents non-cash amortization; partially offset by foreign exchange gains of $0.5 million.

Provision for income taxes

We recorded a $1.6 million provision for income taxes in the first quarter of 2013 and a $1.1 million provision for income taxes in the first quarter of 2012. Our 2013 provision for income taxes reflects income taxes in U.S. and non-U.S. jurisdictions, reduced by the reversal of ASC-740 provisions in non-U.S. jurisdictions. The 2012 provision for income taxes primarily reflects deferred U.S. income taxes associated with the use of net operating loss carryforwards.

Net income

Our net income for the first quarter of 2013 decreased $0.3 million to $5.9 million compared to $6.2 million in the first quarter of 2012. The principal reasons for the decrease, which are discussed in more detail above, were:

•	the $7.5 million increase in operating income; partially offset by

•	the $7.3 million increase in interest and other expense; and

•	the $0.5 million increase in our tax provision.

For the quarter ended March 31, 2013, average common shares for basic and diluted earnings per share were 91.8 million, and basic and diluted earnings per share were $0.06. For the quarter ended March 31, 2012, average common shares for basic and diluted earnings per shares were 76.4 million and 77.6 million, respectively, and basic and diluted earnings per share were $0.08.

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

Our non-GAAP financial measures, which adjust net income and earnings per share, are adjusted for the following:

Stock-based compensation expenses. We exclude the tax-effected stock-based compensation expenses from operating expenses primarily because they are non-cash.

Amortization of intangibles. We exclude the tax-effected amortization of intangible assets from our cost of sales and operating expenses. The increase in recent periods is primarily in connection with acquisitions of businesses.

Acquisition and severance expenses. We exclude the tax-effected charges associated with the acquisition of businesses and the related severance expenses from our operating expenses.

Non-cash interest expenses. We exclude tax-effected, non-cash interest expenses, primarily related to the costs associated with our outstanding senior convertible notes, from interest and other expenses, net.

Loss on conversion of convertible notes. We exclude the tax-effected, loss on conversion of convertible notes from interest and other expenses, net.

Net loss on litigation settlements. We exclude the tax-effected, net gain or loss on litigation settlements from interest and other expenses, net.

Reconciliation of GAAP Net Income to Non-GAAP Financial Measures

Table 6

	Quarter Ended March 31,
(Dollars in thousands, except per share)	2013				2012
	GAAP	Non-GAAP Adjustment		Non-GAAP	GAAP	Non-GAAP Adjustment			Non-GAAP
Revenue	$102,079	$—		$102,079	$77,920	$			$77,920
Cost of sales	48,602	(59	)(a)	48,543	39,067		(47	)(a)	39,020

Gross Profit	53,477	59		53,536	38,853		47		38,900
Operating expenses	35,958	(8,172	)(b)	27,786	28,883		(6,934	)(e)	21,949

Income from operations	17,519	8,231		25,750	9,970		6,981		16,951
Interest and other expense, net	10,067	(8,183	)(c)	1,884	2,682		(960	)(f)	1,722

Income before taxes	7,452	16,414		23,866	7,288		7,941		15,229
Provision for income taxes	1,569	3,447	(d)	5,016	1,100		950	(d)	2,050

Net income	$5,883	$12,967		$18,850	$6,188		$6,991		$13,179

Basic earnings per share	$0.06			$0.21	$0.08				$0.17

Diluted earnings per share	$0.06			$0.21	$0.08				$0.17

(a)	Represents intangibles amortization expense related to acquisitions.
(b)	Represents $2.2 million of non-cash stock based compensation expense, $2.2 million of expenses related to acquisitions and $3.8 million of intangibles amortization expense related to acquisitions.
(c)	Represents $0.5 million of non-cash interest expense related to convertible notes, a $5.7 million loss on conversions of convertible notes and a loss on litigation settlement.
(d)	Represents the tax impact related to non-GAAP adjustments.
(e)	Represents $1.2 million of non-cash stock based compensation expense, $2.4 million of acquisition expenses, and $3.4 million of intangibles amortization expense related to acquisitions.
(f)	Represents $1.0 million of non-cash interest expense related to convertible notes.

Financial Condition and Liquidity

Table 7

(Dollars in thousands)	March 31, 2013	December 31, 2012
Cash and cash equivalents	$110,543	$155,859
Working capital	$174,157	$212,285
Total stockholders’ equity	$532,649	$480,333

Our unrestricted cash and cash equivalents decreased by $45.4 million to $110.5 million at March 31, 2013 from $155.9 million at December 31, 2012. We generated $10.7 million of cash from operating activities. Cash from operations consisted of $5.9 million net income, including $11.5 million of non-cash charges and $6.7 million of cash used by net changes in operating accounts. We used $55.4 million of cash in investing activities. See Cash flow and Capitalized lease obligations below.

Cash equivalents comprise funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending on credit quality.

Our net working capital decreased by $38.1 million to $174.2 million at March 31, 2013 from $212.3 million at December 31, 2012, primarily due to the factors discussed below.

Accounts receivable, net, increased by $9.7 million to $89.6 million at March 31, 2013 from $79.9 million at December 31, 2012. Our gross accounts receivable increased by $10.4 million from December 31, 2012, primarily due to our changing business model, which includes higher revenue from custom parts services and materials, both of which are generally sold on credit terms and which make up a larger percent of our total sales. With an increased portion of our sales on credit terms, our days sales outstanding increased to 79 days at March 31, 2013 from 72 days at December 31, 2012 and accounts receivable more than 90 days past due increased to 6.7% of gross receivables from 6.4% at December 31, 2012.

Inventories, net increased by $2.2 million to $44.0 million at March 31, 2013 from $41.8 million at December 31, 2012. This increase resulted primarily from an $1.0 million decrease in raw materials inventory, a $2.8 million increase in finished goods inventory and a $0.3 million increase in work in process due to the timing of sales and revenue recognition at quarter-end, which also impacts our backlog. We maintained $3.7 million of inventory reserves at March 31, 2013 and $3.5 million of such reserves at December 31, 2012.

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

Accounts payable decreased by $2.3 million to $29.8 million at March 31, 2013 from $32.1 million at December 31, 2012. The increase primarily related to the normal timing of our scheduled expense payments.

Accrued and other liabilities increased by $4.5 million to $29.3 million at March 31, 2013 from $24.8 million at December 31, 2012. This increase is primarily due to a $3.2 million increase in accrued compensation, which will reverse in the next quarter.

The changes in the first three months of 2013 that make up the other components of working capital not discussed above arose in the ordinary course of business.

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

Cash flow

The table below summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first three months of 2013 and 2012.

Table 8

	Three Months Ended March 31,
	2013	2012
(Dollars in thousands)
Cash provided by operating activities	$10,746	$15,827
Cash used in investing activities	(55,417)	(135,904)
Cash provided by financing activities	87	746
Effect of exchange rate changes on cash	(732)	238

Net decrease in cash and cash equivalents	$(45,316)	$(119,093)

Cash flow from operating activities

For the three months ended March 31, 2013, our operating activities provided $10.7 million of net cash. This source of cash consisted primarily of net income plus the effects of non-cash items and changes in working capital, which are described above. Our cash from operations fluctuates from quarter to quarter due to the timing of transactions and receipts and payments of cash, including the payment of the accrued interest on our senior convertible notes, which is paid in June and December each year.

For the three months ended March 31, 2012, our operating activities provided $15.3 million of net cash. This source of cash consisted of our $6.2 million net income, $8.5 million of non-cash items included in our net income and $1.1 million of cash provided by net changes in operating accounts.

Cash flow from investing activities

Net cash used in investing activities in the first three months of 2013 decreased to $55.4 million from $135.9 million for the first three months of 2012. This decrease was primarily due to $52.9 million of cash paid for acquisitions in the first three months of 2013 compared to $134.9 million paid for acquisitions in the 2012 period.

Cash flow from financing activities

Net cash provided by financing activities decreased to $0.1 million for the three months ended March 31, 2013 compared to $0.7 million in the 2012 period. Cash from financing activities in the first three months of 2013 was from $0.3 million of stock-based compensation proceeds, partially offset by $0.2 million of cash paid in lieu of fractional shares and capital lease payments. Cash from financing activities in the three months ended March 31, 2012 included $0.8 million of stock-based compensation proceeds, partially offset by capital lease payments.

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

Adjusted for the 3-for-2 stock split completed in February 2013, the Notes have an initial conversion rate of 69.9032 shares of Common Stock per $1,000 principal amount of Notes, which amounts to a conversion price of $14.31 per common share. Upon conversion, the Company has the option to pay cash or issue Common Stock, or a combination thereof. The aggregate principal amount of these Notes then outstanding matures on December 15, 2016, unless earlier converted or repurchased in accordance with the terms of the Notes.

Conditions for conversion have been satisfied and the notes are convertible. During the first quarter of 2013 note holders converted $42.6 million aggregate principal amount of notes, which converted into 3.0 million shares of common stock. The Company recognized a $5.7 million loss on conversion of these notes.

The Notes contain a number of covenants covering, among other things, payment of notes, reporting, maintenance of existence and payment of taxes. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the notes. We were in compliance with all covenants as of March 31, 2013. See Note 8 to the unaudited condensed consolidated financial statements.

Capitalized lease obligations

Our principal contractual commitments consist of capitalized lease obligations. Our capitalized lease obligations, which primarily relate to a lease agreement that we entered into during 2006 with respect to our Rock Hill facility which covers the facility itself, remained at $7.6 million at March 31, 2013 from $7.6 million at December 31, 2012 primarily due to scheduled payments of principal on capital lease installments.

Our outstanding capitalized lease obligations carrying values at March 31, 2013 and December 31, 2012 were as follows:

Table 9

(Dollars in thousands)	March 31, 2013	December 31, 2012
Capitalized lease obligations:
Current portion of capitalized lease obligations	$178	$174
Capitalized lease obligations, long-term portion	7,395	7,443

Total capitalized lease obligations	$7,573	$7,617

Other contractual commitments

For certain of our recent acquisitions we are obligated for the payment of deferred purchase price totaling $1.5 million, due in 2013, compared to $1.5 million at December 31, 2012. Certain of our recent acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts at March 31, 2013 is $2.6 million, compared to $2.6 million at December 31, 2012. See Note 2 and Note 15 for details of acquisitions and related commitments.

As of March 31, 2013, we have supply commitments related to printer assemblies that total $11.3 million compared to $10.9 million at December 31, 2012.

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

There were no foreign exchange contracts at March 31, 2013 or December 31, 2012. See Note 7 of the unaudited condensed consolidated financial statements.

Changes in the fair value of derivatives are recorded in interest and other expense, net, in our unaudited condensed consolidated statements of operations and comprehensive income. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our unaudited condensed consolidated balance sheets.

The total impact of foreign currency related items on our unaudited condensed consolidated statements of operations and comprehensive income was a $1.0 million loss for the three months ended March 31, 2013 and a $0.5 million gain for the three months ended March 31, 2012.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the unaudited condensed consolidated financial statements.

Critical Accounting Policies and Significant Estimates

For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or that include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of our control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below and those described in our other SEC reports, including our Form 10-K for the year ended December 31, 2012, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us. We assume no obligation, and do not intend, to update these forward-looking statements.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified or referred to in this Form 10-Q and our other SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2012, which would cause actual results to differ from those referred to in forward-looking statements.

Cautionary Statements and Risk Factors

We recognize that we are subject to a number of risks and uncertainties that may affect our future performance. The risks and uncertainties described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012 are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may impair our business operations. If any of these risks actually occur, our business, results of operations and financial condition could suffer. In that event the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012 also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks at December 31, 2012, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2012. During the first three months of 2013, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2012.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

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

Item 1A.Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6. Exhibits.

The following exhibits are included as part of this filing and incorporated herein by this reference:

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant’s Registration Statement on Form 8-A filed on January 8, 1996.)

3.4	Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 7, 2003.)

3.5	Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)

3.6	Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on September 9, 2006. (Incorporated reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on September 9, 2006.)

3.7	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed on August 5, 2004.)

3.8	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed on August 1, 2005.)

3.9	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on October 7, 2011. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 7, 2011.)

3.10	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the Secretary of State of Delaware on December 9, 2008. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on December 9, 2008.)

3.11	Certificate of Elimination of Series A Preferred Stock, filed with the Secretary of State of Delaware on November 14, 2012. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on November 15, 2012.)

3.12	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on December 1, 2006.)

3.13	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on October 7, 2012. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on October 7, 2012.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 30, 2013.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 30, 2013.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 30, 2013.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 30, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: April 30, 2013