Form 10-Q
period 2013-06-30
3D SYSTEMS CORP
filed 2013-07-30
CIK 910638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Shares of Common Stock, par value $0.001, outstanding as of July 23, 2013: 101,611,538

3D SYSTEMS CORPORATION

Quarterly Report on Form 10-Q for the

Quarter Ended June 30, 2013

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$349,255	$155,859
Accounts receivable, net of allowance for doubtful accounts of $6,073 (2013) and $4,317 (2012)	111,459	79,869
Inventories, net	49,771	41,820
Prepaid expenses and other current assets	4,883	4,010
Current deferred income taxes	6,780	5,867
Restricted cash	13	13

Total current assets	522,161	287,438
Property and equipment, net	36,466	34,353
Intangible assets, net	139,629	108,377
Goodwill	297,938	240,314
Long term deferred income taxes	316	107
Other assets, net	7,855	6,853

Total assets	$1,004,365	$677,442

LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$179	$174
Accounts payable	35,126	32,095
Accrued and other liabilities	29,208	24,789
Customer deposits	4,789	2,786
Deferred revenue	20,848	15,309

Total current liabilities	90,150	75,153
Long term portion of capitalized lease obligations	7,343	7,443
Convertible senior notes, net	24,719	80,531
Deferred income tax liability	22,455	23,142
Other liabilities	10,717	10,840

Total liabilities	155,384	197,109

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares (2013) and 120,000 (2012); issued 102,174 (2013) and 89,783 (2012)	102	60
Additional paid-in capital	819,372	460,237
Treasury stock, at cost: 561 shares (2013) and 533 shares (2012)	(259)	(240)
Accumulated earnings	31,605	16,410
Accumulated other comprehensive income (loss)	(1,839)	3,866

Total stockholders’ equity	848,981	480,333

Total liabilities and stockholders’ equity	$1,004,365	$677,442

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Revenue:
Products	$83,465	$52,275	$151,917	$101,672
Services	37,322	31,335	70,949	59,858

Total revenue	120,787	83,610	222,866	161,530
Cost of sales:
Products	37,215	23,845	66,960	46,892
Services	20,989	16,797	39,846	32,817

Total cost of sales	58,204	40,642	106,806	79,709

Gross profit	62,583	42,968	116,060	81,821
Operating expenses:
Selling, general and administrative	36,189	24,048	65,643	47,998
Research and development	9,598	4,921	16,102	9,854

Total operating expenses	45,787	28,969	81,745	57,852

Income from operations	16,796	13,999	34,315	23,969
Interest and other expense, net	2,662	3,740	12,729	6,422

Income before income taxes	14,134	10,259	21,586	17,547
Provision for income taxes	4,791	1,935	6,360	3,035

Net income	$9,343	$8,324	$15,226	$14,512
Other comprehensive income
Unrealized gain (loss) on pension obligation	$(13)	$13	$16	$7
Foreign currency translation loss	(2,460)	(3,016)	(5,721)	(1,826)

Comprehensive income	$6,870	$5,321	$9,521	$12,693

Net income per share — basic	$0.10	$0.11	$0.16	$0.19

Net income per share — diluted	$0.10	$0.11	$0.16	$0.19

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$15,226	$14,512
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit of) deferred income taxes	(4,481)	1,301
Depreciation and amortization	13,328	10,678
Non-cash interest on convertible notes	753	1,942
Provision for bad debts	601	904
Stock-based compensation	5,346	2,480
(Gain) loss on the disposition of property and equipment	3	(454)
Deferred interest income	(1,018)	—
Loss on conversion of convertible debt	9,253	—
Changes in operating accounts:
Accounts receivable	(26,801)	(4,980)
Inventories	(9,900)	(9,453)
Prepaid expenses and other current assets	(258)	20
Accounts payable	253	4,111
Accrued liabilities	6,654	129
Customer deposits	2,055	(280)
Deferred revenue	4,069	718
Other operating assets and liabilities	(2,290)	(250)

Net cash provided by operating activities	12,793	21,378

Cash flows from investing activities:
Purchases of property and equipment	(3,751)	(1,552)
Additions to license and patent costs	(1,313)	(389)
Proceeds from disposition of property and equipment	1,882	—
Cash paid for acquisitions, net of cash assumed	(86,199)	(147,511)
Other investing activities	(1,500)	—

Net cash used in investing activities	(90,881)	(149,452)

Cash flows from financing activities:
Proceeds from issuance of common stock	272,081	106,912
Proceeds from exercise of stock options and restricted stock, net	435	897
Cash disbursed in lieu of fractional shares related to stock split	(177)	—
Repayment of capital lease obligations	(95)	(81)
Restricted cash	—	1

Net cash provided by financing activities	272,244	107,729

Effect of exchange rate changes on cash	(760)	(274)

Net increase (decrease) in cash and cash equivalents	193,396	(20,619)

Cash and cash equivalents at the beginning of the period	155,859	179,120

Cash and cash equivalents at the end of the period	$349,255	$158,501

Supplemental Cash Flow Information:
Interest payments	$979	$4,303
Income tax payments	$1,601	$771
Non-cash items:
Transfer of equipment from inventory to property and equipment, net (a)	$1,946	$1,580
Transfer of equipment to inventory from property and equipment, net (b)	$441	$1,009
Stock issued for acquisitions of businesses	6,750	6,604
Stock issued for conversions of 5.50% senior convertible notes	4,433	—
Notes redeemed for shares of common stock	$63,420	$—

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training or demonstration or for placement into on-demand parts locations.
(b)	In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock				Treasury Stock			Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
(In thousands, except par value)	Shares	Par Value $0.001		Additional Paid In Capital	Shares	Amount	Accumulated Earnings
Balance at December 31, 2012	59,855	$60		$460,237	355	$(240)	$16,410	$3,866		$480,333
Tax benefit of stock options exercised	—	—	(a)	9,327	—	—	—	—		9,327
Issuance (repurchase) of restricted stock, net	508	—	(a)	454	29	(19)	—	—		435
Issuance of stock for 5.50% senior convertible notes	3,626	3		65,362	—	—	—	—		65,365
Common stock split	30,867	31		(177)	177	—	(31)	—		(177)
Issuance of stock for acquisitions	194	—		6,750	—	—	—	—		6,750
Issuance of stock for equity raise	7,112	8		272,073	—	—	—	—		272,081
Stock-based compensation expense	12	—		5,346	—	—	—	—		5,346
Net income	—	—		—	—	—	15,226	—		15,226
Gain on pension plan – unrealized	—	—		—	—	—	—	16		16
Foreign currency translation adjustment	—	—		—	—	—	—	(5,721)		(5,721)

Balance at June 30, 2013	102,174	$102		$819,372	561	$(259)	$31,605	$(1,839	)(b)	$848,981

(a)	Amounts not shown due to rounding.
(b)	Accumulated other comprehensive loss of $1,839 consists of a cumulative unrealized loss on pension plan of $892 and a foreign currency translation loss of $947.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.

Certain prior period amounts presented in the accompanying footnotes have been reclassified to conform to current year presentation.

The Company’s Board of Directors approved a three-for-two stock split, effected in the form of a 50% stock dividend, which was paid on February 22, 2013 to stockholders of record at the close of business on February 15, 2013. The Company’s stockholders received one additional share of common stock for every two shares of common stock owned. This did not change the proportionate interest that a stockholder maintained in the Company. In lieu of fractional shares, shareholders received a cash payment based on the closing market price of DDD stock on the record date. All share and per share amounts set forth in this report, including earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share, for each respective period, have been adjusted to reflect the three-for-two stock split.

All amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

The Company has evaluated subsequent events from the date of the condensed consolidated balance sheet through the date of the filing of this Form 10-Q. During the period, the Company closed the acquisition of Phenix Systems. See Note 2 and Note 17 for a description of subsequent events.

Recent Accounting Pronouncements

No new accounting pronouncements, issued or effective during the second quarter of 2013, have had or are expected to have a significant impact on the Company’s consolidated financial statements.

(2) Acquisitions

The Company completed one acquisition in the second quarter of 2013, which is discussed below. During the previous quarter of 2013, the Company completed two acquisitions which aggregated to a purchase price of $52,949.

On May 1, 2013, the Company acquired certain assets and liabilities of Rapid Product Development Group, Inc. (“RPDG”). RPDG is a global provider of additive and traditional quick turn manufacturing services. RPDG’s operations have been integrated into the Company’s Quickparts services and are included in services revenue. The fair value of the consideration that will be paid for this acquisition, net of cash acquired, is $44,500, of which $33,250 has been paid in cash and $6,750 has been paid in shares of the Company’s stock. The remaining $4,500 deferred purchase price, to paid on the 12 month anniversary of the closing date, will be paid with $3,750 of cash and $750 in shares of the Company’s stock. These shares will be issued in a private transaction exempt from registration under the Securities Act of 1933. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes the second quarter 2013 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company. The RPDG acquisition is not significant to the Company’s operating results.

The acquisition completed in the second quarter is not material relative to the Company’s assets or operating results; therefore, no proforma financial information is provided for this acquisition.

The Company’s purchase price allocation for the acquired company is preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. The amounts related to the second quarter acquisition were allocated to the assets acquired and the liabilities assumed and are included in the Company’s condensed consolidated balance sheet at June 30, 2013 as follows:

(in thousands)	2013
Fixed assets	$849
Other intangible assets, net	15,800
Goodwill	27,697
Other assets, net of cash acquired	3,796
Liabilities	(3,642)

Net assets acquired	$44,500

Subsequent Acquisition

On July 15, 2013, the Company acquired approximately 81% of the outstanding shares and voting rights of Phenix Systems, a leading global provider of direct metal selective laser sintering 3D Printers based in Riom, France. Phenix Systems designs, manufactures and sells proprietary direct metal 3D printers that can print chemically pure fully dense metal and ceramic parts from very fine powders. Materials include stainless steel, tool steel, super alloys, non-ferrous alloys, precious metals and alumina for a variety of aerospace, automotive and patient-specific medical device applications. The fair value of the consideration paid for this acquisition, net of cash acquired, was $15,110, all of which was paid in cash. Due to the timing of the acquisition, the Company is in the process of allocating fair values of assets purchased, liabilities assumed and other intangibles identified, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company. The Company plans to launch a simplified takeover bid process in accordance with the French markets’ authority on the remaining shares and voting rights. The Company plans to integrate Phenix Systems into its operations and future revenue from this acquisition would be included in printers and other products and services revenue. The acquisition is not significant to the Company’s operating results.

(3) Inventories

Components of inventories, net at June 30, 2013 and December 31, 2012 were as follows:

(in thousands)	2013	2012
Raw materials	$23,179	$19,785
Work in process	587	477
Finished goods and parts	26,005	21,558

Inventories, net	$49,771	$41,820

(4) Property and Equipment

Property and equipment at June 30, 2013 and December 31, 2012 were as follows:

(in thousands)	2013	2012	Useful Life (in years)
Land	$541	$541	N/A
Building	9,315	9,315	25
Machinery and equipment	47,919	45,869	3-7
Capitalized software — ERP	3,730	3,181	5
Office furniture and equipment	3,518	3,357	5
Leasehold improvements	8,833	6,467	Life of lease	(1)
Rental equipment	—	57	5
Construction in progress	3,166	2,595	N/A

Total property and equipment	77,022	71,382
Less: Accumulated depreciation and amortization	(40,556)	(37,029)

Total property and equipment, net	$36,466	$34,353

(1)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Depreciation and amortization expense on property and equipment for the quarter and six months ended June 30, 2013 was $2,251 and $4,432, respectively, compared to $2,162 and $4,134, respectively, for the quarter and six months ended June 30, 2012.

(5) Intangible Assets

Intangible assets other than goodwill at June 30, 2013 and December 31, 2012 were as follows:

	2013			2012
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)
Intangible assets with finite lives:
Licenses	$5,875	$(5,875)	$—	$5,875	$(5,875)	$—
Patent costs	30,334	(14,304)	16,030	27,635	(14,047)	13,588	6 - 7
Acquired technology	26,201	(12,599)	13,602	26,262	(11,852)	14,410	5 - 10
Internally developed software	17,847	(12,143)	5,704	17,847	(11,424)	6,423	5
Customer relationships	89,587	(12,011)	77,576	60,329	(7,754)	52,575	5 - 13
Non-compete agreements	15,087	(5,203)	9,884	14,051	(3,836)	10,215	3 - 11
Trade names	8,529	(1,375)	7,154	5,814	(723)	5,091	2 - 10
Other	11,205	(3,636)	7,569	6,356	(3,051)	3,305	<1 - 7
Intangibles with indefinite lives:
Trademarks	2,110	—	2,110	2,770	—	2,770	N/A

Total intangible assets	$206,775	$(67,146)	$139,629	$166,939	$(58,562)	$108,377	<1 - 13

For the six months ended June 30, 2013 and 2012, the Company capitalized $1,313 and $389, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.

Amortization expense for intangible assets for the quarter and six months ended June 30, 2013 was $5,084 and $8,896, respectively, compared to $3,021 and $6,440, respectively, for the quarter and six months ended June 30, 2012.

Annual amortization expense for intangible assets for 2013, 2014, 2015, 2016 and 2017 is expected to be $11,034, $18,613, $16,756, $14,889 and $13,481, respectively.

(6) Accrued and Other Liabilities

Accrued liabilities at June 30, 2013 and December 31, 2012 were as follows:

(in thousands)	2013	2012
Compensation and benefits	$12,322	$13,582
Vendor accruals	4,496	3,357
Accrued professional fees	393	533
Accrued taxes	3,247	3,382
Royalties payable	556	550
Accrued interest	111	266
Earnouts and deferred payments related to acquisitions	7,157	2,657
Accrued other	926	462

Total	$29,208	$24,789

Other liabilities at June 30, 2013 and December 31, 2012 were as follows:

(in thousands)	2013	2012
Defined benefit pension obligation	$5,034	$5,139
Long term tax liability	192	803
Earnouts related to acquisitions	1,455	1,454
Long term deferred revenue	3,223	2,787
Other long term liabilities	813	657

Total	$10,717	$10,840

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

There were no foreign currency contracts outstanding at June 30, 2013 or at December 31, 2012.

The total impact of foreign currency transactions on the condensed consolidated statements of operations and comprehensive income for the quarter and six months ended June 30, 2013 reflected a gain of $203 and a loss of $762, respectively, compared to a loss of $1,035 and $515, respectively, for the quarter and six months ended June 30, 2012.

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

The notes accrue interest at the rate of 5.50% per year payable in cash semi-annually on June 15 and December 15 of each year.

The following table summarizes the principal amounts and related unamortized discount on convertible notes at June 30, 2013 and December 31, 2012:

(in thousands)	2013	2012
Principal amount of convertible notes	$27,540	$90,960
Unamortized discount on convertible notes	(2,821)	(10,429)

Net carrying value	$24,719	$80,531

These notes are convertible into shares of the Company’s Common Stock at a conversion rate equivalent to 69.9032 shares of Common Stock per $1 principal amount of notes, which represents a conversion rate of approximately $14.31 per share of Common Stock. The conversion rate is subject to adjustment in certain circumstances as more fully set forth in the indenture covering the notes. Conditions for conversion have been satisfied and the notes are convertible. During the second quarter of 2013 note holders converted $20,800 aggregate principal amount of notes, which converted into 1,454 shares of common stock, on a split-adjusted basis. The Company recognized a $3,538 loss on conversion of these notes in interest and other expense, net. During the first six months of 2013, note holders converted $63,420 aggregate principal amount of notes, which converted into 4,433 shares of common stock, on a split-adjusted basis. The Company recognized a $9,253 loss on conversion of these notes in interest and other expense, net.

The remaining notes are convertible into approximately 1,925 shares of common stock. In certain circumstances provided for in the indenture, the number of shares of common stock issuable upon conversion of the notes may be increased, and with it the aggregate principal amount of the notes. Unless earlier repurchased or converted, the notes will mature on December 15, 2016.

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

Upon certain terms and conditions, the Company may elect to satisfy its conversion obligation with respect to the notes by paying cash, in whole or in part, for specified aggregate principal amount of the notes. In the event of certain types of fundamental changes, the Company will increase the conversion rate by a number of additional shares, up to a maximum of 2,455 shares, which equates to a conversion price of approximately $11.22 per share.

(9) Stock-based Compensation Plans

The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Stock-based compensation expense for the quarter and six months ended June 30, 2013 and 2012 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Restricted stock awards	$3,125	$1,304	$5,346	$2,480

The number of shares of restricted common stock awarded and the weighted average fair value per share during the quarter and six months ended June 30, 2013 and 2012 were as follows:

	Quarter Ended June 30,
	2013		2012
(in thousands, except per share amounts)	Shares Awarded	Weighted Average Fair Value	Shares Awarded	Weighted Average Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	68	$46.84	73	$26.31
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	12	48.43	11	27.42

Total restricted stock awards	80	$47.09	84	$26.45

	Six Months Ended June 30,
	2013		2012
(in thousands, except per share amounts)	Shares Awarded	Weighted Average Fair Value	Shares Awarded	Weighted Average Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	291	$39.14	157	$24.22
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	12	48.43	11	27.42

Total restricted stock awards	303	$39.52	168	$24.43

In the six months ended June 30, 2013, the Company granted restricted stock awards covering 291 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan. Of the 291 shares granted in the first six months of 2013, 27 shares were awarded to executive officers of the Company. Additionally, of the 291 shares granted in the first six months of 2013, 56 remained subject to acceptance at June 30, 2013. In the first six months of 2012, the Company granted restricted stock awards covering 157 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan; of which 13 shares were awarded to executive officers of the Company.

In the first six months of 2013 and 2012, respectively, the Company granted 12 and 11 shares, respectively, of common stock pursuant to the Company’s 2004 Restricted Stock Plan for Non-Employee Directors. Stock compensation expense for Non-Employee Directors for the first six months of 2013 and 2012 was $600 and $300, respectively.

(10) International Retirement Plan

The following table shows the components of net periodic benefit costs and other amounts recognized in the condensed consolidated statements of operations and comprehensive income for the quarter and six months ended June 30, 2013 and 2012:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Service cost	$24	$18	$47	$37
Interest cost	48	31	97	64

Total	$72	$49	$144	$101

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

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares at June 30, 2013 and 2012:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Numerator:
Net income – numerator for basic net earnings per share	$9,343	$8,324	$15,226	$14,512
Add: Effect of dilutive securities
Interest expense on 5.50% convertible notes (after-tax)(1)	—	—	—	—
Stock options and other equity compensation	—	—	—	—

Numerator for diluted earnings per share	$9,343	$8,324	$15,226	$14,512

Denominator:
Weighted average shares – denominator for basic net earnings per share	96,248	77,669	94,047	76,572
Add: Effect of dilutive securities
Stock options and other equity compensation	—	1,261	—	1,276
5.50% convertible notes (after-tax)(1)	—	—	—	—

Denominator for diluted earnings per share	96,248	78,930	94,047	77,848

Earnings per share
Basic	$0.10	$0.11	$0.16	$0.19

Diluted	$0.10	$0.11	$0.16	$0.19

Interest expense excluded from diluted earnings per share calculation (1)	$511	$2,654	$1,508	$5,262
5.50% Convertible notes shares excluded from diluted earnings per share calculation (1)	1,925	7,084	2,852	3,522

(1)

Average outstanding diluted earnings per share calculation excludes shares that may be issued upon conversion of the outstanding senior convertible notes since the effect of their inclusion would have been anti-dilutive.

For the quarter ended June 30, 2013, average common shares for basic and diluted earnings per share were each 96,248, and basic and diluted earnings per share were each $0.10. For the quarter ended June 30, 2012, average common shares for basic and diluted earnings per share were 77,669 and 78,930, respectively, and basic and diluted earnings per share were each $0.11.

For the six months ended June 30, 2013, average common shares for basic and diluted earnings per share were each 94,047, and basic and diluted earnings per share were each $0.16. For the six months ended June 30, 2012, average common shares for basic and diluted earnings per share were 76,572 and 77,848, respectively, and basic and diluted earnings per share were both $0.19.

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

•	Level 1 - Quoted prices in active markets for identical assets or liabilities;

•

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

For the Company, the above standard applies to cash equivalents and senior convertible notes. The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (1)	$294,075	$0	$0	$294,075

(1)

Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the quarter and six months ended June 30, 2013.

The carrying value of the senior convertible notes as of June 30, 2013 and December 31, 2012 was $24,719 and $80,531, respectively, net of the unamortized discount. As of June 30, 2013 and December 31, 2012, the estimated fair value of the senior convertible notes was $26,209 and $86,981, respectively, based on quoted market prices. The Company determined the fair value of the convertible notes utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the senior convertible notes is considered Level 2.

In addition to the financial assets included in the above table, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of June 30, 2013 or December 31, 2012.

(13) Income Taxes

The Company’s effective tax rates were 33.9% and 29.5% for the quarter and six months ended June 30, 2013, respectively, compared to 18.9% and 17.3% for the quarter and six months ended June 30, 2012.

The Company has not provided for any taxes on the unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings outside of the U.S. We believe a calculation of the deferred tax liability associated with these undistributed earnings is impracticable.

Tax years 2009 to 2012 remain subject to examination by the U.S. Internal Revenue Service. The Company has utilized a portion of its U.S. loss carryforwards covering the years 1997 through 2008. Should the Company utilize any of its remaining losses, which date back to 2003, these would be subject to examination. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in France (2006), Germany (2006), Japan (2007), Korea (2010), Italy (2007), Switzerland (2007), the United Kingdom (2009), the Netherlands (2007), India (2012), China (2013) and Australia (2008).

(14) Segment Information

The Company operates in one reportable business segment. The Company conducts its business through subsidiaries in the United States, a subsidiary in Switzerland that operates a research and production facility, and sales and services offices, including Quickparts services, operated by subsidiaries in Europe (France, Germany, the United Kingdom, Italy and the Netherlands) and in Asia-Pacific (Australia, China, Japan and Korea). The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.” Financial information concerning the Company’s geographical locations are based on the location of the selling entity.

Summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue from unaffiliated customers:
United States	$67,870	$46,761	$125,023	$92,670
Germany	13,286	9,896	25,197	17,319
Other Europe	18,569	14,757	35,238	28,045
Asia Pacific	21,062	12,196	37,408	23,496

Total	$120,787	$83,610	$222,866	$161,530

The Company’s revenue from unaffiliated customers by type was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Printers and other products	$54,190	$26,071	$93,913	$50,790
Materials	29,275	26,204	58,004	50,882
Services	37,322	31,335	70,949	59,858

Total revenue	$120,787	$83,610	$222,866	$161,530

Intercompany sales were as follows:

	Quarter Ended June 30, 2013
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$4,658	$4,234	$1,075	$9,967
Germany	386	—	447	—	833
Other Europe	5,292	674	1,097	93	7,156
Asia Pacific	347	261	67	167	842

Total	$6,025	$5,593	$5,845	$1,335	$18,798

	Quarter Ended June 30, 2012
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$4,369	$2,899	$692	$7,960
Germany	14	—	873	177	1,064
Other Europe	3,384	36	61	108	3,589
Asia Pacific	14	7	—	—	21

Total	$3,412	$4,412	$3,833	$977	$12,634

	Six Months Ended June 30, 2013
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$10,441	$7,838	$2,199	$20,478
Germany	704	—	1,806	—	2,510
Other Europe	9,223	957	1,175	124	11,479
Asia Pacific	872	641	67	422	2,002

Total	$10,799	$12,039	$10,886	$2,745	$36,469

	Six Months Ended June 30, 2012
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$8,270	$6,004	$1,539	$15,813
Germany	128	—	1,033	177	1,338
Other Europe	6,661	52	139	122	6,974
Asia Pacific	44	7	—	—	51

Total	$6,833	$8,329	$7,176	$1,838	$24,176

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Income from operations, assets, and cash for each geographic area was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Income from operations:
United States	$11,643	$7,550	$22,912	$13,006
Germany	(318)	563	343	816
Other Europe	235	2,423	2,001	3,432
Asia Pacific	5,476	3,464	9,793	6,619

Subtotal	17,036	14,000	35,049	23,873
Inter-segment elimination	(240)	(1)	(734)	96

Total	$16,796	$13,999	$34,315	$23,969

	June 30,	December 31,
(in thousands)	2013	2012
Assets:
United States	$799,541	$501,157
Germany	46,098	24,264
Other Europe	86,715	86,494
Asia Pacific	72,011	65,527

Total	$1,004,365	$677,442

	June 30,	December 31,
(in thousands)	2013	2012
Cash and cash equivalents:
United States	$328,089	$132,890
Germany	5,086	5,846
Other Europe	9,379	10,247
Asia Pacific	6,701	6,876

Total	$349,255	$155,859

(15) Commitments and Contingencies

The Company leases office space under various non-cancelable operating leases. Rent expense under operating leases was $1,440 and $2,818 for the quarter and six months ended June 30, 2013 compared to $1,164 and $2,336 for the quarter and six months ended June 30, 2012.

The Company has supply commitments with third party assemblers for printer assemblies that total $17,272 at June 30, 2013, compared to $10,894 at December 31, 2012.

For certain of the acquisitions, the Company is obligated for deferred purchase price commitments. At June 30, 2013, these commitments total $5,965, which are due in 2013, compared to obligations of $1,465 at December 31, 2012. Certain of the Company’s recent acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liabilities recorded for these earnouts as of June 30, 2013 and December 31, 2012 was $2,647. See Note 2 for details of acquisitions and related commitments.

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

On January 31, 2013, the Court granted the Company summary judgment for all seven of the counts alleging anticompetitive behavior. On February 28, 2013, the parties filed a stipulation of dismissal of the remaining counts, and the Court dismissed those counts in connection with the settlement of these portions of the litigation. On March 29, 2013, DSM Desotech filed a notice of appeal to the United States Court of Appeals for the Federal Circuit regarding the Court’s granting of summary judgment in favor of the Company on all seven counts of alleged anticompetitive behavior. DSM Desotech filed its opening appellate brief on May 28, 2013, and the Company filed its appellate brief on July 11, 2013. The Company intends to continue to vigorously contest all the claims asserted by DSM Desotech.

On November 20, 2012, the Company filed a complaint in an action titled 3D Systems, Inc. v. Formlabs, Inc. and Kickstarter, Inc. in the United States District Court for the District of South Carolina (Rock Hill Division) asserting that Formlabs’ and Kickstarter’s sales of the Form 1 3D printer infringed one of the Company’s patents relating to stereolithography machines. Formlabs and Kickstarter filed a motion to dismiss or transfer venue on February 25, 2013, and the Company filed a first amended complaint on March 8, 2013. On May 8, 2013, the Court granted the parties’ joint motion to stay the case until September 3, 2013 to enable the parties to continue settlement discussions. Unless a settlement is reached, the Company intends to pursue claims for damages against Formlabs and Kickstarter.

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

(16) Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income by component are as follows:

(in thousands)	Foreign currency translation adjustments	Defined benefit pension plan	Total
Balance at December 31, 2012	$4,774	$(908)	$3,866
Other comprehensive income (loss)	(5,721)	16	(5,705)
Amounts reclassified to net income	—	—	—

Net other comprehensive income (loss)	(5,721)	16	(5,705)

Balance at June 30, 2013	$(947)	$(892)	$(1,839)

The amounts presented above are included in other comprehensive income (loss) and are net of taxes. For additional information about foreign currency translation, see Note 7. For additional information about the pension plan, see Note 10.

(17) Subsequent Event

In July 2013, the Company acquired approximately 81% of the shares of Phenix Systems, a leading global provider of direct metal selective laser sintering 3D printers, based in Riom, France. Phenix Systems is listed on the French stock market (Alternext). Future revenue from this acquisition will be reported in printers and other products revenue and services revenue. The Phenix acquisition is not significant to the Company’s operating results. See Note 2.

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

Recent Developments

We have continued to execute on our strategic initiatives, including growing our Quickparts on-demand parts services, accelerating 3D printer penetration, continuing to expand our healthcare solutions offerings, continuing to build 3D consumer and retail products and services and expanding our integrated 3D authoring solutions platform.

In the second quarter, in connection with our 3D authoring solutions platform initiative, we announced the integration of our design-to-manufacturing software tools under our Geomagic® Solutions brand, combining our comprehensive reverse engineering tools together with our mechanical CAD, inspection and verification software and our cutting-edge haptic modeling devices and software to deliver intra-operable design functionality. We also announced the availability of Geomagic Design, a new suite of affordable design solutions, in personal, professional and expert versions. Geomagic Design leverages our combined Alibre® and Geomagic platform and delivers comprehensive and robust mechanical CAD design solutions, allowing ideas to go from concept to manufacturing and production for professional engineers, makers, students, consumers and hobbyists. Geomagic Design is also available as part of a series of software packages with the Geomagic® Freeform products, combining organic, touch-based 3D sculpting with robust CAD and detail design tools.

In April, we launched our new ProJet® x60 series of full color professional printers and new VisiJet® PXL materials utilizing our ColorJet Printing (CJP) technology. The ProJet x60 series is built on the ZPrinter® platform and further extends our range of addressable applications and they deliver full-color models, precision verification parts or beautifully detailed assemblies.

We also launched several new print materials. In April, we launched Accura® Xtreme White-200 plastic for use in our SLA® 3D printers. The plastic is the toughest and most durable SLA material available today, offering high impact, stiffness and durability of ABS plastic for both prototyping and advanced manufacturing uses and functional assemblies that must stand up to the harshest, most demanding environments. In June, we launched VisiJet® SL Impact for use in our ProJet 6000 and ProJet 7000 crossover 3D printers, delivering higher impact strength and durability and replicating the look and feel of injection molded parts for functional assemblies, master patterns and bolt-together parts. In July, we announced the availability of a new plastic injection molded-like material, VisiJet M3 Black for our ProJet 3500 and ProJet 3510 professional 3D printers. VisiJet M3 Black has toughness and flex properties that make it suitable for snap fit and assembly applications and it mimics injection molded plastic performance.

During the second quarter, we also continued to expand our global reseller network, including the addition of Seiko-I Infotech, Inc. (SIIT), Hawk Ridge Systems, and SYNNEX Corporation. SIIT is a leading wide-format solutions provider to manufacturers, architects and construction companies. SIIT will represent our complete portfolio of ProJet 3D printers, full color 3D printers and extensive range of print materials through its eleven locations in Japan. Hawk Ridge Systems is a leader in engineering design solutions and providing 3D CAD solutions. Hawk Ridge Systems will sell and support our complete portfolio of professional and personal 3D printers and materials in the United States and Canada. SYNNEX Corporation is a leading distributor of IT products and services. SYNNEX Corporation will sell and support our complete portfolio of personal and professional 3D printers and materials through its PRINTSolv Wide Format group in both the United States and Canada.

In May, as part of our Quickparts initiative, we acquired Rapid Product Development Group, Inc. (“RPDG”). RPDG is a global provider of additive and traditional quick turn manufacturing services. We are in the process of integrating RPDG’s state-of-the-art capabilities into our growing Quickparts services.

In May, we filed an updated shelf registration, under which we may issue, from time to time, up to $500.0 million of common stock, preferred stock, debt securities or warrants for debt or equity securities or units of such securities, in one or more offerings. In May, we completed an offering of 7.1 million shares of common stock in an underwritten public offering, including the underwriter’s exercised over-allotment option to purchase an additional 0.9 million shares. The offering raised approximately $272.1 million of cash proceeds, net of offering expenses.

In June, we formed 3D Systems Ventures, a new investment arm that will identify, seek and manage seed investments in promising enterprises that will benefit from or be powered by our leading technologies.

In June, we also announced our investment in and collaboration with Planetary Resources, Inc. to help Planetary Resources develop and manufacture components of its ARKYD Series of spacecraft using advanced 3D printing and digital manufacturing solutions. Planetary Resources plans to conduct low cost robotic space exploration with the ARKYD Series.

In July, we announced that we completed the acquisition of 81% of the shares of Phenix Systems, a leading global provider of direct metal selective laser sintering 3D printers based in Riom, France. Phenix Systems designs, manufactures and sells proprietary direct metal 3D printers that can print chemically pure, fully dense metal and ceramic parts from very fine powders and from materials including stainless steel, tool steel, super alloys, non-ferrous alloys, precious metals and alumina for a variety of aerospace, automotive and patient-specific medical device applications.

Results of Operations

Summary of 2013 financial results

Our operating activities generated $12.8 million of cash during the first six months of 2013, which is discussed in further detail below. We used $90.9 million to fund our strategic investing activities, including acquisitions of businesses. Financing activities during the first six months of 2013 provided $272.2 million of cash. In total, our unrestricted cash balance at June 30, 2013 was $349.3 million compared to $155.9 million at December 31, 2012.

During the second quarter of 2013 we reported improved revenue and profits as compared to the second quarter of 2012 as our worldwide businesses continued to expand both organically and through acquisitions. Revenue for the second quarter of 2013 increased by 44.5% over the second quarter of 2012. This increase in revenue was led by a $28.1 million, or 107.9%, increase in sales of printers and other products together with a $3.1 million, or 11.7%, increase in print material sales and a $6.0 million, or 19.1%, increase in services revenue year-over-year. Higher revenue combined with increased selling, general and administrative expenses primarily related to compensation and acquisition expenses, higher R&D expenses and loss on conversions of the convertible notes resulted in net income of $9.3 million for the second quarter of 2013, compared to net income of $8.3 million for the same period in 2012.

Printers and other products revenue increased by $28.1 million from the second quarter of 2012, to $54.2 million, both organically and from acquired software products. Total printer units increased 265.4% compared to the second quarter of 2012.

Print materials sales for the second quarter of 2013 were $29.3 million, an increase of $3.1 million from the second quarter of 2012 as revenue from materials was favorably impacted by continued expansion of printers installed over past periods.

Revenue from services increased by $6.0 million to $37.3 million in the second quarter of 2013 from $31.3 million in the same quarter in 2012. The increase in services revenue reflects increased revenue from our printer services and Quickparts services. Service revenue from Quickparts services was $23.7 million, or 63.5%, of total service revenue for the second quarter of 2013.

For the second quarter of 2013, healthcare solutions revenue made up 15.6%, or $18.9 million, of our total revenue compared to 14.5%, or $12.2 million, in the second quarter of 2012, primarily due to our increased penetration and growth in healthcare applications. Healthcare solutions revenue includes sales of printers, print materials, and services for hearing aid, dental, personalized medical devices and other health-related applications.

We calculate organic growth by comparing last year’s first six months revenue to this year’s total revenue excluding the revenue recognized for all acquired businesses that we have owned for less than 12 months. Once we have owned a business for one year, the revenue is included in organic growth and organic growth is calculated based on our prior year total revenue. In the second quarter of 2013, our organic growth was 30.1% compared to 19.9% for the second quarter of 2012. For the six months ended June 30, our organic growth was 26.2% in 2013 compared to 22.8% in 2012.

Our gross profit in the second quarter of 2013 improved by $19.6 million, primarily due to our higher level of revenue from increases across all revenue categories, including increased gross profit margin on printers and other products and increased revenue from our higher gross profit margin print materials. Our gross profit margin increased to 51.8% in the second quarter of 2013 from 51.4% in the second quarter of 2012 due to product mix with increased sales of higher margin print materials, improvements in our cost structure, improvement in our printers and other products gross profit margin from the addition of software, partially offset by a decrease in our Quickparts services gross profit margin.

Our total operating expenses increased by $16.8 million in the second quarter of 2013 to $45.8 million from $29.0 million in the same 2012 quarter. The increase reflected higher selling, general and administrative expenses primarily due to higher commissions and staffing from our acquisitions. The increase also reflected a $4.7 million increase in research and development expenses related to our new product developments, expanded portfolio and acquired R&D expenses.

Our operating income for the second quarter of 2013 increased to $16.8 million from $14.0 million in the same 2012 quarter. This improvement in operating income is due to higher revenue and increased gross profit, partially offset by higher operating expenses, including acquisition expenses incurred, as discussed below.

Second quarter comparison of revenue by class of product and service

Table 1 sets forth our change in revenue by class of product and service for the second quarter of 2013 compared to the second quarter of 2012:

Table 1

(Dollars in thousands)	Printers and Other Products		Print Materials		Services		Totals
Revenue – 2nd quarter 2012	$26,071	31.2%	$26,204	31.3%	$31,335	37.5%	$83,610	100%

Change in revenue:
Volume
Core products and services	62,452	239.6	10,789	41.1	5,629	18.0	78,870	94.3
New products and services	34,162	131.0	(273)	(1.0)	348	1.1	34,237	41.0
Price/Mix	(68,678)	(263.4)	(7,099)	(27.1)	—	—	(75,777)	(90.6)
Foreign currency translation	183	0.7	(346)	(1.3)	10	—	(153)	(0.2)

Net change	28,119	107.9	3,071	11.7	5,987	19.1	37,177	44.5

Revenue – 2nd quarter 2013	$54,190	44.9%	$29,275	24.2%	$37,322	30.9%	$120,787	100%

We earn revenues from the sale of printers and other products, print materials and services. On a consolidated basis, revenue for the second quarter of 2013 increased by $37.2 million, or 44.5%, compared to the second quarter of 2012 primarily due to increased sales of printers, coupled with acquired software revenue.

The $28.1 million increase in revenue from printers and other products compared to the second quarter of 2012 is primarily due to increased printer unit sales volume for the second quarter of 2013, driven by increased demand for personal and professional printers, coupled with acquired software revenue from Rapidform and Geomagic. Printers revenue increased $22.3 million, or 97.0%, compared to the second quarter of 2012. As we have introduced new printers and price points, the professional and production printer capabilities have converged. Revenue from professional printers, including production printers, increased 78.3% and personal printers revenue increased 332.9% over 2012. Other products revenue includes Vidar digitizers, software products and Sensable haptic devices, which totaled $8.8 million of revenue for the second quarter of 2013, including $5.0 million of software products revenue compared to $3.0 million of other products revenue in 2012, including $0.4 million of software revenue.

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

The $3.1 million increase in revenue from print materials was aided by the improvement in printers sales and by the continued expansion of printers installed over past periods. Sales of integrated materials represented 68.4% of total materials revenue in the second quarter of 2013 compared to 61.4% in the second quarter of 2012.

The increase in service revenue primarily reflects revenue from our Quickparts services, coupled with the addition of software maintenance revenue. Service revenue from Quickparts services was $23.7 million, or 63.5% of total service revenue, for the second quarter of 2013 compared to $20.5 million, or 65.5%, of total service revenue in the 2012 period. Services revenue from software maintenance services added $1.9 million of revenue.

At June 30, 2013 our backlog was $18.0 million, compared to backlogs of $11.4 million at December 31, 2012 and $12.3 million at June 30, 2012. Production and delivery of our printers is generally not characterized by long lead times, backlog is more dependent on timing of customers requested delivery. In addition, Quickparts services lead time and backlog depends on whether orders are for rapid prototyping or longer-range production runs. The backlog at June 30, 2013 includes $8.4 million of Quickparts services orders, compared to $6.2 million at June 30, 2012.

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

Change in second quarter revenue by geographic region

Each geographic region contributed to our higher level of revenue in second quarter of 2013. Table 2 sets forth the change in revenue by geographic area for the second quarter of 2013 compared to the second quarter of 2012:

Table 2

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Total
Revenue – 2nd quarter 2012	$46,761	55.9%	$24,653	29.5%	$12,196	14.6%	$83,610	100%

Change in revenue:
Volume	47,310	101.1	37,444	151.9	28,353	232.5	113,107	135.3
Price/Mix	(26,201)	(56.0)	(30,793)	(124.9)	(18,783)	(154.0)	(75,777)	(90.6)
Foreign currency translation	—	—	551	2.2	(704)	(5.8)	(153)	(0.2)

Net change	21,109	45.1	7,202	29.2	8,866	72.7	37,177	44.5

Revenue – 2nd quarter 2013	$67,870	56.2%	$31,855	26.4%	$21,062	17.4%	$120,787	100%

Revenue from U.S. operations in the second quarter of 2013 increased by $21.1 million, or 45.1%, to $67.9 million in 2013 from $46.8 million in the second quarter of 2012. The increase was due to higher volume, partially offset by the unfavorable combined effect of price and mix.

Revenue from non-U.S. operations in the second quarter of 2013 increased by $16.1 million, or 43.6%, to $52.9 million from $36.8 million in 2012. Revenue from non-U.S. operations as a percent of total revenue was 43.8% and 44.1%, respectively, at June 30, 2013 and 2012. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 44.0% in the second quarter of 2013 compared to 48.2% in the second quarter of 2012.

Revenue from European operations increased by $7.2 million, or 29.2%, to $31.9 million from $24.7 million in the prior year period. This increase was due to a $37.4 million increase in volume and a $0.6 million favorable impact of foreign currency translation, partially offset by $30.8 million unfavorable combined effect of price and mix.

Revenue from Asia-Pacific operations increased by $8.9 million, or 72.7%, to $21.1 million from $12.2 million in the prior year period due primarily to the favorable $28.4 million increase in volume, partially offset by an $18.8 million unfavorable combined effect of price and mix and a $0.7 million unfavorable impact of foreign currency translation.

Gross profit and gross profit margins

Table 3 sets forth gross profit and gross profit margins for our products and services for the second quarters of 2013 and 2012:

Table 3

	Quarter Ended June 30,
	2013		2012
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Printers and other products	$24,701	45.6%	$11,237	43.1%
Print materials	21,548	73.6	17,193	65.6
Services	16,334	43.8	14,538	46.4

Total	$62,583	51.8%	$42,968	51.4%

On a consolidated basis, gross profit for the second quarter of 2013 increased by $19.6 million to $62.6 million from $43.0 million in the second quarter of 2012, primarily as a result of higher sales from all revenue categories and an increase in our gross profit margin, as discussed below.

Consolidated gross profit margin in the second quarter of 2013 increased by 0.4 percentage points to 51.8% of revenue from 51.4% of revenue for the 2012 quarter. The higher gross profit margin reflected improvements in printers and other products gross profit margin which was primarily due to continued cost containment and margin expansion on printers coupled with the addition of higher gross profit margin software products. The higher gross profit margin also reflected improvements in print materials and services margins.

Printers and other products gross profit for the second quarter of 2013 increased to $24.7 million from $11.2 million for the 2012 quarter due to higher revenue and expanded gross profit margin. Gross profit margin for printers and other products increased by 2.5 percentage points to 45.6% from 43.1% in the 2012 quarter primarily due to the addition of higher gross profit margin software products coupled with our continued cost containment and margin expansion on professional printers, which more than offset the impact of increased sales of lower margin printers.

Print materials gross profit for the second quarter of 2013 increased by $4.3 million, or 25.3%, to $21.5 million from $17.2 million for the 2012 quarter, and gross profit margin for print materials increased by 8.0 percentage points to 73.6% from 65.6% in the 2012 quarter primarily due to the favorable shift of the mix of materials towards higher gross profit margin personal and professional print materials and integrated materials.

Gross profit for services for the second quarter of 2013 increased by $1.8 million, or 12.4%, to $16.3 million from $14.5 million for the 2012 quarter, and gross profit margin for services decreased by 2.6 percentage points to 43.8% from 46.4% in the 2012 quarter. The increase in gross profit was due primarily to higher levels of revenue from all categories. The decrease in the gross profit margin was due to a 3.1 percentage point decrease in Quickparts gross profit margin to 41.6% for the second quarter of 2013 from 44.7% in the second quarter of 2012, primarily due to the mix of products, and the completion of the RPDG acquisition during the quarter.

Operating expenses

As shown in Table 4, total operating expenses increased by $16.8 million, or 58.1%, to $45.8 million in the second quarter of 2013 from $29.0 million in the second quarter of 2012. This increase was due to higher selling, general and administrative expenses and higher research and development expenses, both of which are discussed below.

Table 4

	Quarter Ended June 30,
	2013		2012
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue
Selling, general and administrative expenses	$36,189	30.0%	$24,048	28.7%
Research and development expenses	9,598	7.9	4,921	5.9

Total operating expenses	$45,787	37.9%	$28,969	34.6%

Selling, general and administrative expenses increased by $12.2 million to $36.2 million in the second quarter of 2013 compared to $24.0 million in the second quarter of 2012, and increased to 30.0% of revenue in 2013 compared to 28.8% for 2012. The increase was due primarily to a $5.0 million increase in compensation costs due to commissions on higher revenues and higher staffing from acquisitions and continued investment in our expanded product portfolio. Additionally, SG&A expenses were impacted by a $2.0 million increase in amortization expense, a $1.8 million increase in marketing expense, a $0.7 million increase in occupancy costs related to additional acquired locations, a $0.5 million increase in bad debt expense, a $0.3 million increase in directors’ fees and a $0.3 million increase in investor and shareholder expenses.

Research and development expenses increased by $4.7 million, or 95.0%, to $9.6 million in the second quarter of 2013 from $4.9 million in the second quarter of 2012. This increase was primarily due to a $2.3 million increase in compensation and consultants expenses related to new products and our expanded portfolio of products and services, a $1.3 million increase in R&D materials and a $0.4 million increase in consultants and outside processing expenses.

Income from operations

Our income from operations of $16.8 million for the second quarter of 2013 improved from $14.0 million in 2012. See Gross profit and gross profit margins and Operating expenses above.

The following table sets forth operating income by geographic area for the second quarter of 2013 compared to 2012:

Table 5

	Quarter Ended June 30,
(Dollars in thousands)	2013	2012
Income (loss) from operations
United States	$11,643	$7,550
Germany	(318)	563
Other Europe	235	2,423
Asia Pacific	5,476	3,464

Subtotal	17,036	14,000
Inter-segment elimination	(240)	(1)

Total	$16,796	$13,999

With respect to the U.S., in 2013 and 2012, the changes in operating income by geographic area reflected the same factors discussed above in Gross profit and gross profit margins and Operating expenses.

As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income in our operations outside the U.S. in 2013 and 2012 resulted primarily from changes in transfer pricing, which is a function of revenue levels. Asia Pacific operating income also benefitted from our revenue growth and the Rapidform acquisition completed in the fourth quarter of 2012.

Interest and other expense, net

Interest and other expense, net was $2.7 million in the second quarter of 2013 compared with $3.7 million in the 2012 quarter. The lower interest and other expense primarily reflected the loss on conversion of convertible notes of $3.5 million and interest related to the senior convertible notes, which amounted to $0.8 million of interest expense, of which $0.3 million represents non-cash amortization, partially offset by $1.0 million of interest income and a $0.6 million gain that was deferred in a prior year and recognized upon settlement of a long-term note receivable. Interest and other expense, net in the second quarter of 2013 also reflected a foreign exchange gain of $0.2 million. The $3.7 million of interest and other expense, net in the second quarter of 2012 primarily reflected the interest related to the senior convertible notes, which amounted to $3.1 million of interest expense, of which $1.0 million represents non-cash amortization; and also reflected a foreign exchange loss of $1.0 million.

Provision for income taxes

We recorded a $4.8 million provision for income taxes in the second quarter of 2013 and a $1.9 million provision for income taxes in the second quarter of 2012. Our 2013 provision for income taxes reflects income taxes in U.S. and non-U.S. jurisdictions. The 2012 provision for income taxes primarily reflects deferred U.S. income taxes associated with the use of net operating loss carryforwards and tax expense associated with income taxes in non-U.S. jurisdictions.

Net income

Our net income for the second quarter of 2013 increased $1.0 million to $9.3 million compared to $8.3 million in the second quarter of 2012. The principal reasons for the increase, which are discussed in more detail above, were:

•	the $2.8 million increase in operating income;

•	the $1.0 million decrease in interest and other expense; partially offset by

•	the $2.9 million increase in our tax provision.

For the quarter ended June 30, 2013, average common shares for basic and diluted earnings per share were 96.2 million, and basic and diluted earnings per share were $0.10. For the quarter ended June 30, 2012, average common shares for basic and diluted earnings per shares were 77.7 million and 78.9 million, respectively, and basic and diluted earnings per share were $0.11.

Results of Operations – Six Months Comparison

Six months comparison of revenue by class of product and service

Table 6 sets forth our change in revenue by class of product and service for the first six months of 2013 compared to the first six months of 2012:

Table 6

(Dollars in thousands)	Printers and Other Products		Print Materials		Services		Total
Revenue – six months 2012	$50,790	31.4%	$50,882	31.5%	$59,858	37.1%	$161,530	100%

Change in revenue:
Volume
Core products and services	107,901	212.4	17,568	34.5	8,963	15.0	134,432	83.2
New products and services	38,448	75.7	(2,241)	(4.4)	2,152	3.6	38,359	23.8
Price/Mix	(103,125)	(203.0)	(7,446)	(14.6)	—	—	(110,571)	(68.5)
Foreign currency translation	(101)	(0.2)	(759)	(1.5)	(24)	0.1	(884)	(0.5)

Net change	43,123	84.9	7,122	14.0	11,091	18.5	61,336	38.0

Revenue – six months 2013	$93,913	42.1%	$58,004	26.0%	$70,949	31.8%	$222,866	100%

We earn revenues from the sale of printers and other products, print materials and services. On a consolidated basis, revenue for the first six months of 2013 increased by $61.3 million, or 38.0%, compared to the first six months of 2012 across all revenue categories, from acquired and organic growth.

Printers and other products revenue increased by $43.1 million from the second quarter of 2012, to $93.9 million, both organically and from acquired software products. Total printer units increased 180.4% compared to the second quarter of 2012.

The $43.1 million increase in revenue from printers and other products compared to the first six months of 2012 is primarily due to increased printer unit sales volume for the first six months of 2013, driven by increased demand for personal and professional printers, coupled with acquired software revenue from Rapidform and Geomagic. Printers revenue increased $32.0 million, or 70.7%, compared to the first six months of 2012. As we have introduced new printers and price points, the professional and production printer capabilities have converged. Revenue from professional printers, including production printers, increased 59.6% and personal printers revenue increased 209.5% over 2012. Other products revenue includes Vidar digitizers, software products and Sensable haptic devices, which totaled $16.8 million for the first six months of 2013, including $9.2 million of software products revenue, compared to $5.6 million of other products revenue in 2012, including $0.9 million of software revenue.

Due to the relatively high price of certain professional printers and a corresponding lengthy selling cycle and relatively low unit volume of these higher priced professional printer sales in any particular period, a shift in the timing and concentration of orders and shipments of a few printers from one period to another can significantly affect reported revenue in any given period. Revenue reported for printers sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles. The increase in printer revenue is consistent with our ongoing plan to accelerate printer adoption in the marketplace by introducing lower priced printers.

The $7.1 million increase in revenue from print materials was aided by the improvement in printers sales and by the continued expansion of printers installed over past periods. Sales of integrated materials represented 68.8% of total materials revenue in the first six months of 2013 compared to 62.4% in the first six months of 2012.

The increase in services revenue primarily reflects revenue from our Quickparts services and acquisitions, coupled with the addition of software maintenance revenue. Service revenue from Quickparts services was $44.6 million, or 62.9% of total service revenue for the first six months of 2013 compared to $38.2 million, or 63.8% of total service revenue in the 2012 period. Services revenue from software maintenance services added $2.7 million of revenue in 2013.

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

Change in first six months revenue by geographic region

Each geographic region contributed to our higher level of revenue in first six months of 2013. Table 7 sets forth the change in revenue by geographic area for the first six months of 2013 compared to the first six months of 2012:

Table 7

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Total
Revenue – six months 2012	$92,670	57.4%	$45,364	28.1%	$23,496	14.5%	$161,530	100%

Change in revenue:
Volume	84,444	91.1	50,417	111.1	37,930	161.4	172,791	107.0
Price/Mix	(52,091)	(56.2)	(35,738)	(78.8)	(22,742)	(96.8)	(110,571)	(68.5)
Foreign currency translation	—	—	392	0.9	(1,276)	(5.4)	(884)	(0.5)

Net change	32,353	34.9	15,071	33.2	13,912	59.2	61,336	38.0

Revenue – six months 2013	$125,023	56.1%	$60,435	27.1%	$37,408	16.8%	$222,866	100%

Revenue from U.S. operations increased by $32.3 million, or 34.9%, to $125.0 million in 2013 from $92.7 million in the first six months of 2012. The increase was due to higher volume, partially offset by the unfavorable combined effect of price and mix.

Revenue from non-U.S. operations in the first six months of 2013 increased by $28.9 million, or 42.1%, to $97.8 million from $68.9 million in 2012. Revenue from non-U.S. operations as a percent of total revenue was 43.9% and 42.6%, respectively, for the first six months of 2013 and 2012. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 43.4% in the first six months of 2013 compared to 39.6% in the first six months of 2012.

Revenue from European operations increased by $15.0 million, or 33.2%, to $60.4 million from $45.4 million in the prior year period. This increase was due to a $50.4 million increase in volume and a $0.4 million favorable impact of foreign currency translation, partially offset by $35.7 million unfavorable combined effect of price and mix.

Revenue from Asia-Pacific operations increased by $13.9 million, or 59.2%, to $37.4 million from $23.5 million in the prior year period due primarily to the favorable $37.9 million increase in volume, partially offset by a $22.7 million unfavorable combined effect of price and mix and a $1.3 million unfavorable impact of foreign currency translation.

Gross profit and gross profit margins

Table 8 sets forth gross profit and gross profit margin for our products and services for the first six months of 2013 and 2012:

Table 8

	Six Months Ended June 30,
	2013		2012
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Printers and other products	$42,530	45.3%	$20,812	41.0%
Print materials	42,426	73.1	33,968	66.8
Services	31,104	43.8	27,041	45.2

Total	$116,060	52.1%	$81,821	50.7%

On a consolidated basis, gross profit for the first six months of 2013 increased by $34.3 million to $116.1 million from $81.8 million in the first six months of 2012, primarily as a result of higher sales from all revenue categories and helped by an increase in our gross profit margin, as discussed below.

Consolidated gross profit margin in the first six months of 2013 increased by 1.4 percentage points to 52.1% of revenue from 50.7% of revenue for the first six months of 2012. The higher gross profit margin reflected improvements in printers and other products gross profit margin which was primarily due to continued cost containment and margin expansion on printers coupled with the addition of higher gross profit margin software products. The higher gross profit margin also reflected improvements in print materials margins, partially offset by lower service gross profit margins.

Printers and other products gross profit for the first six months of 2013 increased to $42.5 million from $20.8 million for the 2012 period. Gross profit margin for printers and other products increased 4.3 percentage points to 45.3% from 41.0% in the 2012 period, primarily due to the addition of higher gross profit margin software products coupled with our continued cost containment and margin expansion on professional printers, which more than offset the impact of increased sales of lower margin printers.

Print materials gross profit for the first six months of 2013 increased by $8.4 million, or 24.9%, to $42.4 million from $34.0 million for the first six months of 2012, and gross profit margin for print materials increased by 6.3 percentage points to 73.1% from 66.8% in the 2012 period, primarily due to the favorable shift of the mix of materials towards personal and professional print materials and integrated materials.

Gross profit for services for the first six months of 2013 increased by $4.1 million, or 15.0%, to $31.1 million from $27.0 million for the 2012 period, and gross profit margin for services decreased by 1.4 percentage points to 43.8% from 45.2% in the first six months of 2012. Quickparts services gross profit margin decreased by 1.5 percentage points to 41.5% for the first six months of 2013 from 43.0% in the first six months of 2012 primarily due to unfavorable mix and the acquisition of RPDG during the second quarter. Printer services has a gross profit margin of 49.2% compared to 48.1% for the first six months of 2012.

Operating expenses

As shown in Table 9, total operating expenses increased by $23.8 million, or 41.3%, to $81.7 million in the first six months of 2013 from $57.9 million in the first six months of 2012. This increase was due to higher selling, general and administrative expenses and higher research and development expenses, both of which are discussed below.

Table 9

	Six Months Ended June 30,
	2013		2012
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue
Selling, general and administrative expenses	$65,643	29.5%	$47,998	29.7%
Research and development expenses	16,102	7.2	9,854	6.1

Total operating expenses	$81,745	36.7%	$57,852	35.8%

Selling, general and administrative expenses increased by $17.6 million to $65.6 million in the first six months of 2013 compared to $48.0 million in the first six months of 2012, and decreased to 29.5% of revenue in 2013 compared to 29.7% for 2012. The increase was due primarily to a $6.7 million increase in compensation costs due to commissions on higher revenues and higher staffing from acquisitions. SG&A expenses were also impacted by a $2.4 million increase in amortization expense due to acquired intangibles, a $1.1 million increase in marketing expenses, a $1.1 million increase in occupancy costs related to additional acquired locations, a $1.1 million increase in bad debts and bank fees, a $0.8 million increase in travel expenses and a $0.5 million increase in outside agent commissions, partially offset by a $0.5 million improvement in legal expenses.

Research and development expenses increased by $6.2 million, or 63.4%, to $16.1 million in the first six months of 2013 from $9.9 million in the first six months of 2012, primarily due to a $3.1 million increase in compensation expense, a $1.0 million increase in R&D materials and a $0.6 million increase in consultants expenses.

Income from operations

Our income from operations of $34.3 million for the first six months of 2013 improved from $24.0 million in 2012. See Gross profit and gross profit margins and Operating expenses above.

The following table sets forth operating income by geographic area for the first six months of 2013 compared to 2012:

Table 10

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Income from operations
United States	$22,912	$13,006
Germany	343	816
Other Europe	2,001	3,432
Asia Pacific	9,793	6,619

Subtotal	35,049	23,873
Inter-segment elimination	(734)	96

Total	$34,315	$23,969

With respect to the U.S., in 2013 and 2012, the changes in operating income by geographic area reflected the same factors discussed above in Gross profit and gross profit margins and Operating expenses.

As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income in our operations outside the U.S. in 2013 and 2012 resulted primarily from changes in transfer pricing which is a function of revenue levels.

Interest and other expense, net

Interest and other expense, net was $12.7 million in the first six months of 2013 compared with $6.4 million in the 2012 period. The higher interest and other expense, net in 2013 primarily reflected a loss on conversion of convertible notes of $9.3 million, the interest related to the senior convertible notes, which amounted to $2.2 million of interest expense, of which $0.8 million represents non-cash amortization, partially offset by $1.0 million of interest income and a $0.6 million gain that was deferred in a prior year and recognized upon settlement of a long-term note receivable. Interest and other expense, net in the first six months of 2013 also reflected a foreign exchange loss of $0.8 million. The $6.4 million of expense, net in the first six months of 2012 reflected $6.1 million of interest expense primarily related to the senior convertible notes and a $0.5 million foreign exchange loss.

Provision for income taxes

We recorded a $6.4 million provision for income taxes in the first six months of 2013 and a $3.0 million provision for income taxes in the first six months of 2012. Our 2013 provision for income taxes reflects income taxes in U.S. and non-U.S. jurisdictions. The 2012 provision for income taxes primarily reflects tax expense associated with income taxes in non-U.S. jurisdictions and deferred U.S. income taxes associated with the use of net operating loss carryforwards.

Net income

Our net income for the first six months of 2013 increased $0.7 million to $15.2 million compared to $14.5 million in the first six months of 2012. The principal reasons for the increase, which are discussed in more detail above, were:

•	the $10.3 million increase in operating income as discussed above; partially offset by

•	the $6.3 million increase in interest and other expense, net, and

•	the $3.3 million increase in our tax provision.

For the six months ended June 30, 2013, average common shares for basic and diluted earnings per share were both 94.0 million and basic and diluted earnings per share were both $0.16. For the six months ended June 30, 2012, average common shares for basic and diluted earnings per shares were 76.6 million and 77.8 million, respectively, and basic and diluted earnings per share were both $0.19.

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

Our non-GAAP financial measures, which adjust net income and earnings per share, are adjusted for the following:

•	Non-cash stock-based compensation expenses. We exclude the tax-effected stock-based compensation expenses from operating expenses primarily because they are non-cash.

•

Amortization of intangibles. We exclude the tax-effected amortization of intangible assets from our cost of sales and operating expenses. The increase in recent periods is primarily in connection with acquisitions of businesses.

•	Acquisition and severance expenses. We exclude the tax-effected charges associated with the acquisition of businesses and the related severance expenses from our operating expenses.

•

Non-cash interest expenses. We exclude tax-effected non-cash interest expenses, primarily related to the costs associated with our outstanding senior convertible notes, from interest and other expenses, net.

•	Loss on conversion of convertible notes. We exclude the tax-effected loss on conversion of convertible notes from interest and other expenses, net.

•	Net loss on litigation settlements. We exclude the tax-effected net gain or loss on litigation settlements from interest and other expenses, net.

Reconciliation of GAAP Net Income to Non-GAAP Financial Measures

Table 11

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share)	2013	2012	2013	2012
GAAP net income	$9,343	$8,324	$15,226	$14,512
Cost of sales adjustments:
Amortization of intangibles	66	53	125	100
Operating expense adjustments:
Amortization of intangibles	5,018	2,968	8,771	6,340
Acquisition and severance expenses	2,504	673	4,702	3,059
Non-cash stock-based compensation expense	3,125	1,304	5,346	2,480
Other expense adjustments:
Non-cash interest expense	285	983	753	1,943
Loss on convertible notes	3,538	—	9,253	—
Loss on litigation settlements	—	—	2,000	—
Tax effect	(4,928)	(358)	(8,375)	(1,308)

Non-GAAP net income	$18,951	$13,947	$37,801	$27,126

Non-GAAP basic earnings per share	$0.20	$0.18	$0.40	$0.35

Non-GAAP diluted earnings per share	$0.20	$0.18	$0.40	$0.35

Financial Condition and Liquidity

Table 12

(Dollars in thousands)	June 30, 2013	December 31, 2012
Cash and cash equivalents	$349,255	$155,859
Working capital	$432,011	$212,285
Total stockholders’ equity	$848,981	$480,333

Our unrestricted cash and cash equivalents increased by $193.4 million to $349.3 million at June 30, 2013 from $155.9 million at December 31, 2012. We generated $12.8 million of cash from operating activities. Cash from operations consisted of $15.2 million net income, including $23.8 million of non-cash charges and $26.2 million of cash used by net changes in operating accounts. We used $90.9 million of cash in investing activities. Cash from financing activities provided $272.2 million of cash, including $272.1 million of net proceeds from our common stock offering completed in May 2013. See Cash flow and Capitalized lease obligations below.

Cash and cash equivalents of June 30, 2013 includes $21.2 ,million of cash held overseas, compared to $23.0 million of June 30, 2012. Cash held overseas is used in our foreign operations for working capital purposes and is considered to be permanently invested; consequently we have not provided for any taxes on repatriation.

Cash equivalents comprise funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending on credit quality.

Our net working capital increased by $219.7 million to $432.0 million at June 30, 2013 from $212.3 million at December 31, 2012, primarily due to the factors discussed below.

Accounts receivable, net, increased by $31.6 million to $111.5 million at June 30, 2013 from $79.9 million at December 31, 2012. Gross accounts receivable increased by $33.3 million from December 31, 2012. With a greater portion of our revenue mix shifting to resellers and retailers, as part of our planned business model, a larger proportion of our sales are transacted on standard credit terms. This shift in our business model was exacerbated by the combined effect of the timing and concentration of orders during the third month of the quarter as a result of increasing demand, meaningful contributions from new products and the impact of the RPDG acquisition during the quarter, which has driven DSO to 84 days for the June 2013 quarter from 72 days at December 31, 2012. Accounts receivable more than 90 days past due increased to 7.8% of gross receivables from 6.4% at December 31, 2012.

Inventories, net increased by $8.0 million to $49.8 million at June 30, 2013 from $41.8 million at December 31, 2012. This increase resulted primarily from a $4.4 million increase in finished goods inventory due to the timing of sales and revenue recognition at quarter-end, which also impacts our backlog, and a $3.4 million increase in raw materials inventory. We maintained $3.7 million of inventory reserves at June 30, 2013 and $3.5 million of such reserves at December 31, 2012.

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

Accounts payable increased by $3.0 million to $35.1 million at June 30, 2013 from $32.1 million at December 31, 2012. The increase is primarily related to the normal timing of our scheduled expense payments and acquired payables.

Accrued and other liabilities increased by $4.4 million to $29.2 million at June 30, 2013 from $24.8 million at December 31, 2012. This increase is primarily due to a $4.5 million increase in earnouts and deferred payments related to acquisitions.

The changes in the first six months of 2013 that make up the other components of working capital not discussed above arose in the ordinary course of business.

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

Cash flow

The table below summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first six months of 2013 and 2012.

Table 13

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Cash provided by operating activities	$12,793	$21,378
Cash used in investing activities	(90,881)	(149,452)
Cash provided by financing activities	272,244	107,729
Effect of exchange rate changes on cash	(760)	(274)

Net increase (decrease) in cash and cash equivalents	$193,396	$(20,619)

Cash flow from operating activities

For the six months ended June 30, 2013, our operating activities provided $12.8 million of net cash. This source of cash consisted primarily of net income plus the effects of non-cash items and changes in working capital, which are described above. Our cash from operations fluctuates from quarter to quarter due to the timing of transactions and receipts and payments of cash, including the payment of the accrued interest on our senior convertible notes, which is paid in June and December each year.

For the six months ended June 30, 2012, our operating activities provided $21.4 million of net cash. This source of cash consisted primarily of net income plus the effects of non-cash items and changes in working capital.

Cash flow from investing activities

Net cash used in investing activities in the first six months of 2013 decreased to $90.9 million from $149.5 million for the first six months of 2012. This decrease was primarily due to $86.2 million of cash paid for acquisitions in the first six months of 2013 compared to $147.5 million paid for acquisitions in the 2012 period. Cash used in investing activities for the first six months of 2013 also includes $1.5 million of other investing activities.

Cash flow from financing activities

Net cash provided by financing activities increased to $272.2 million for the six months ended June 30, 2013 compared to $107.7 million in the 2012 period. Cash from financing activities in the first six months of 2013 was from $272.1 million net proceeds from common stock offering and $0.4 million of stock-based compensation proceeds, partially offset by $0.2 million of cash paid in lieu of fractional shares and capital lease payments. Cash from financing activities in the six months ended June 30, 2012 included $106.9 million of net proceeds resulting from our Common Stock offering in the second quarter of 2012 and $0.9 million of stock-based compensation proceeds, partially offset by capital lease payments.

Contractual commitments and off-balance sheet arrangements

Debt

In November 2011, we issued 5.50% Senior Convertible Notes due 2016 (“the Notes”) in an aggregate principal amount of $152.0 million. The Notes bear interest at a fixed rate of 5.50% per annum, payable June 15 and December 15 of each year while they are outstanding, beginning June 15, 2012. The net proceeds of the Notes were used to fund the acquisition of Z Corp and Vidar and for general corporate purposes.

Adjusted for the 3-for-2 stock split completed in February 2013, the Notes have a conversion rate of 69.9032 shares of Common Stock per $1,000 principal amount of Notes, which amounts to a conversion price of $14.31 per common share. Upon conversion, the Company has the option to pay cash or issue Common Stock, or a combination thereof. The aggregate principal amount of these Notes then outstanding matures on December 15, 2016, unless earlier converted or repurchased in accordance with the terms of the Notes.

Conditions for conversion have been satisfied and the Notes are convertible. During the second quarter of 2013 Note holders converted $20.8 million aggregate principal amount of Notes, which converted into 1.5 million shares of common stock. The Company recognized a $3.5 million loss on conversion of these Notes. For the six months ended 2013, Note holders converted $63.4 million aggregate principal amount of notes, which converted into 4,433 shares of common stock, on a split-adjusted basis. The Company recognized a $9,253 loss on conversion of these Notes in interest and other expense, net.

The Notes contain a number of covenants covering, among other things, payment of Notes, reporting, maintenance of existence and payment of taxes. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the Notes. We were in compliance with all covenants as of June 30, 2013. See Note 8 to the unaudited condensed consolidated financial statements.

Capitalized lease obligations

Our principal contractual commitments consist of capitalized lease obligations. Our capitalized lease obligations, which primarily relate to a lease agreement that we entered into during 2006 with respect to our Rock Hill facility which covers the facility itself, decreased to $7.5 million at June 30, 2013 from $7.6 million at December 31, 2012 primarily due to scheduled payments of principal on capital lease installments.

Our outstanding capitalized lease obligations carrying values at June 30, 2013 and December 31, 2012 were as follows:

Table 14

(Dollars in thousands)	June 30, 2013	December 31, 2012
Capitalized lease obligations:
Current portion of capitalized lease obligations	$179	$174
Capitalized lease obligations, long-term portion	7,343	7,443

Total capitalized lease obligations	$7,522	$7,617

Other contractual commitments

For certain of our recent acquisitions we are obligated for the payment of deferred purchase price totaling $6.0 million, due in 2013, compared to $1.5 million at December 31, 2012. Certain of our recent acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts at June 30, 2013 is $2.6 million, compared to $2.6 million at December 31, 2012. See Note 2 and Note 15 for details of acquisitions and related commitments.

As of June 30, 2013, we have supply commitments related to printer assemblies that total $17.2 million compared to $10.9 million at December 31, 2012.

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

There were no foreign exchange contracts at June 30, 2013 or December 31, 2012. See Note 7 of the unaudited condensed consolidated financial statements.

Changes in the fair value of derivatives are recorded in interest and other expense, net, in our unaudited condensed consolidated statements of operations and comprehensive income. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our unaudited condensed consolidated balance sheets.

The total impact of foreign currency related items on our unaudited condensed consolidated statements of operations and comprehensive income was a $0.8 million loss for the six months ended June 30, 2013 and a $0.5 million loss for the six months ended June 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks at December 31, 2012, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2012. During the first six months of 2013, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2012.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

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

Item 6. Exhibits.

The following exhibits are included as part of this filing and incorporated herein by this reference:

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant’s Registration Statement on Form 8-A filed on January 8, 1996.)

3.4	Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 7, 2003.)

3.5	Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)

3.6	Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on September 9, 2006. (Incorporated reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on September 9, 2006.)

3.7	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed on August 5, 2004.)

3.8	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed on August 1, 2005.)

3.9	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on October 7, 2011. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 7, 2011.)

3.10	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the Secretary of State of Delaware on December 9, 2008. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on December 9, 2008.)

3.11	Certificate of Elimination of Series A Preferred Stock, filed with the Secretary of State of Delaware on November 14, 2012. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on November 15, 2012.)

3.12	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on December 1, 2006.)

3.13	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on May 21, 2013. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 22, 2013.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 30, 2013.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 30, 2013.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 30, 2013.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 30, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation

By	/S/ DAMON J. GREGOIRE
Damon J. Gregoire
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)

Date: July 30, 2013