Form 10-Q
period 2013-09-30
3D SYSTEMS CORP
filed 2013-10-29
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10‑Q

_______________________________

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

o    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File No. 001-34220

__________________________

3D SYSTEMS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

_______________  _____________________________

DELAWARE	95‑4431352
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
333 THREE D SYSTEMS CIRCLE ROCK HILL, SOUTH CAROLINA	29730
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): (803) 326‑3900

__________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes x No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.) Yes o No x

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of Common Stock, par value $0.001, outstanding as of October 23, 2013: 102,780,833

3D SYSTEMS CORPORATION

Quarterly Report on Form 10-Q for the

Quarter Ended September 30, 2013

PART I. — FINANCIAL INFORMATION

Item 1.  Financial Statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except par value)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$345,356	$155,859
Accounts receivable, net of allowance for doubtful accounts of $7,505 (2013) and $4,317 (2012)	113,993	79,869
Inventories, net	66,110	41,820
Prepaid expenses and other current assets	9,830	4,010
Current deferred income taxes	5,887	5,867
Restricted cash	14	13
Total current assets	541,190	287,438
Property and equipment, net	41,038	34,353
Intangible assets, net	145,073	108,377
Goodwill	324,389	240,314
Long term deferred income taxes	327	107
Other assets, net	11,465	6,853
Total assets	$1,063,482	$677,442
LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$184	$174
Accounts payable	46,534	32,095
Accrued and other liabilities	32,045	24,789
Customer deposits	4,280	2,786
Deferred revenue	21,331	15,309
Total current liabilities	104,374	75,153
Long term portion of capitalized lease obligations	7,329	7,443
Convertible senior notes, net	11,335	80,531
Deferred income tax liability	27,303	23,142
Other liabilities	11,354	10,840
Total liabilities	161,695	197,109
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares (2013) and 120,000 (2012); issued 103,348 (2013) and 89,783 (2012)	103	60
Additional paid-in capital	845,003	460,237
Treasury stock, at cost: 566 shares (2013) and 533 shares (2012)	(262)	(240)
Accumulated earnings	49,262	16,410
Accumulated other comprehensive income	3,988	3,866
Total 3D Systems Corporation stockholders' equity	898,094	480,333
Noncontrolling interest	3,693	—
Total stockholders’ equity	901,787	480,333
Total liabilities and stockholders’ equity	$1,063,482	$677,442

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Revenue:
Products	$93,020	$59,551	$244,937	$161,223
Services	42,697	30,981	113,646	90,839
Total revenue	135,717	90,532	358,583	252,062
Cost of sales:
Products	41,609	26,729	108,569	73,621
Services	22,671	16,924	62,517	49,741
Total cost of sales	64,280	43,653	171,086	123,362
Gross profit	71,437	46,879	187,497	128,700
Operating expenses:
Selling, general and administrative	32,054	22,900	97,697	70,898
Research and development	10,813	5,543	26,915	15,397
Total operating expenses	42,867	28,443	124,612	86,295
Income from operations	28,570	18,436	62,885	42,405
Interest and other expense, net	2,651	2,167	15,380	8,589
Income before income taxes	25,919	16,269	47,505	33,816
Provision for income taxes	8,279	2,752	14,639	5,787
Net income	17,640	13,517	32,866	28,029
Net loss attributable to noncontrolling interest	17	—	17	—
Net income attributable to 3D Systems Corporation	$17,657	$13,517	$32,883	$28,029
Other comprehensive income:
Unrealized gain (loss) on pension obligation	$6	$(6)	$22	$1
Foreign currency translation gain	5,821	2,016	100	191
Comprehensive income	$23,484	$15,527	$33,005	$28,221

Net income per share available to 3D System's common stockholders' — basic	$0.17	$0.16	$0.34	$0.35
Net income per share available to 3D System's common stockholders' — diluted	$0.17	$0.16	$0.34	$0.35

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$32,866	$28,029
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit of) deferred income taxes	(4,274)	2,941
Depreciation and amortization	22,086	15,804
Non-cash interest on convertible notes	880	2,923
Provision for bad debts	3,254	2,369
Stock-based compensation	8,464	3,656
(Gain) loss on the disposition of property and equipment	133	(631)
Deferred interest income	(1,018)	—
Loss on conversion of convertible debt	11,275	1,245
Changes in operating accounts:
Accounts receivable	(25,962)	(11,270)
Inventories	(21,752)	(10,582)
Prepaid expenses and other current assets	(4,695)	237
Accounts payable	6,439	(4,488)
Accrued liabilities	15,838	14,298
Customer deposits	1,256	(1,347)
Deferred revenue	4,282	815
Other operating assets and liabilities	(4,637)	12
Net cash provided by operating activities	44,435	44,011
Cash flows from investing activities:
Purchases of property and equipment	(5,728)	(1,902)
Additions to license and patent costs	(1,502)	(535)
Proceeds from disposition of property and equipment	1,882	—
Cash paid for acquisitions, net of cash assumed	(113,069)	(148,278)
Other investing activities	(4,101)	—
Net cash used in investing activities	(122,518)	(150,715)
Cash flows from financing activities:
Proceeds from issuance of common stock	272,116	106,890
Proceeds from exercise of stock options and restricted stock, net	545	4,582
Cash disbursed in lieu of fractional shares related to stock split	(177)	—
Repayment of capital lease obligations	(3,680)	(121)
Net cash provided by financing activities	268,804	111,351
Effect of exchange rate changes on cash	(1,224)	164
Net increase in cash and cash equivalents	189,497	4,811
Cash and cash equivalents at the beginning of the period	155,859	179,120
Cash and cash equivalents at the end of the period	$345,356	$183,931

(Continued)	Nine Months Ended September 30,
	2013	2012
Supplemental Cash Flow Information:
Interest payments	$1,110	$5,114
Income tax payments	$3,165	$1,889
Non-cash items:
Transfer of equipment from inventory to property and equipment, net (a)	$3,167	$2,228
Transfer of equipment to inventory from property and equipment, net (b)	$677	$1,365
Stock issued for acquisitions of businesses	$7,250	$7,103
Stock issued for conversions of 5.50% senior convertible notes	5,482	11,250
Notes redeemed for shares of common stock	$78,420	$11,500

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training or demonstration or for placement into on-demand parts locations.
(b)	In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock				Treasury Stock
(In thousands, except par value)	Shares	Par Value $0.001		Additional Paid In Capital	Shares	Amount	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)		Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2012	59,855	$60		$460,237	355	$(240)	$16,410	$3,866		480,333	$—	480,333
Tax benefit of stock options exercised	—	—	(a)	15,843	—	—	—	—		15,843	—	15,843
Issuance (repurchase) of restricted stock, net	621	—	(a)	568	34	(22)	—	—		546	—	546
Issuance of stock for 5.50% senior convertible notes	4,675	5		80,749	—	—	—	—		80,754	—	80,754
Common stock split	30,867	31		(177)	177	—	(31)	—		(177)	—	(177)
Issuance of stock for acquisitions	203	—		7,250	—	—	—	—		7,250	—	7,250
Issuance of stock for equity raise	7,112	7		272,069	—	—	—	—		272,076	—	272,076
Stock-based compensation expense	15	—		8,464	—	—	—	—		8,464	—	8,464
Net income	—	—		—	—	—	32,883	—		32,883	(17)	32,866
Noncontrolling interest for business combinations	—	—		—	—	—	—	—		—	3,710	3,710
Gain on pension plan – unrealized	—	—		—	—	—	—	22		22	—	22
Foreign currency translation adjustment	—	—		—	—	—	—	100		100	—	100
Balance at September 30, 2013	103,348	$103		$845,003	566	$(262)	$49,262	$3,988	(b)	$898,094	$3,693	$901,787

(a)	Amounts not shown due to rounding.
(b)	Accumulated other comprehensive gain of $3,988 consists of a cumulative unrealized loss on pension plan of $886 and a foreign currency translation gain of $4,874.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

No new accounting pronouncements, issued or effective during the third quarter of 2013, have had or are expected to have a significant impact on the Company’s consolidated financial statements.

(2) Acquisitions

The Company completed four acquisitions in the third quarter of 2013, which are discussed below. During the previous quarters of 2013, the Company completed three acquisitions which aggregated to a purchase price of $97,449.

On July 15, 2013, the Company acquired approximately 82% of the outstanding shares and voting rights of Phenix Systems, a leading global provider of direct metal selective laser sintering 3D Printers based in Riom, France. Phenix Systems designs, manufactures and sells proprietary direct metal 3D printers that can print chemically pure, fully dense metal and ceramic parts from very fine powders. The fair value of the consideration paid for this acquisition, net of cash acquired, was approximately $14,561 based on the exchange rate at the date of acquisition, all of which was paid in cash. Phenix’s operations have been integrated into printers and other products and services revenue.  Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

On August 6, 2013, the Company acquired VisPower Technology, Inc.,  a  cloud-based, collaborative design and project management platform (“TeamPlatform”). The fair value of the consideration paid for this acquisition, net of cash acquired, was $4,998, all of which was paid in cash. TeamPlatform’s operations have been integrated into the Company’s professional and consumer offerings, including Geomagic Solutions and Cubify.com. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

On August 20, 2013, the Company acquired CRDM, Ltd. (“CRDM”), a U.K. provider of rapid prototyping and rapid tooling services.  The fair value of the consideration paid for this acquisition, net of cash acquired, was approximately $6,399 based on the exchange rate at the date of acquisition, all of which was paid in cash. CRDM’s operations have been integrated into the Company’s global Quickparts Solutions custom parts and manufacturing services revenue. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

On September 6, 2013, the Company acquired The Sugar Lab, a  start-up micro-design firm based in Los Angeles, California, that is dedicated to 3D printing customized, multi-dimensional, edible confections. The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,500, of which $1,000 was paid in cash and $500 was paid in shares of the Company’s stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The Sugar Lab’s operations have been integrated into the Company’s printers and services revenue.  Factors considered in determination of goodwill include synergies, vertical integration and strategic fit for the Company.

The acquisitions completed in the third quarter are not material relative to the Company’s assets or operating results; therefore, no proforma financial information is provided.

The Company’s purchase price allocation for the acquired companies is preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. The amounts related to the third quarter acquisitions are allocated to the assets acquired and the liabilities assumed and are included in the Company’s condensed consolidated balance sheet at September 30, 2013 as follows:

(in thousands)	2013
Fixed assets	$3,824
Other intangible assets, net	9,658
Goodwill	16,625
Other assets, net of cash acquired	9,099
Liabilities	(11,748)
Net assets acquired	$27,458

(3)  Inventories

Components of inventories, net at September 30, 2013 and December 31, 2012 were as follows:

(in thousands)	2013	2012
Raw materials	$28,866	$19,785
Work in process	3,071	477
Finished goods and parts	34,173	21,558
Inventories, net	$66,110	$41,820

(4)  Property and Equipment

Property and equipment at September 30, 2013 and December 31, 2012 were as follows:

(in thousands)	2013	2012	Useful Life (in years)
Land	$541	$541	N/A
Building	9,315	9,315	25
Machinery and equipment	54,314	45,869	3-7
Capitalized software — ERP	3,761	3,181	5
Office furniture and equipment	3,677	3,357	5
Leasehold improvements	9,281	6,467	Life of lease (a)
Rental equipment	—	57	5
Construction in progress	3,500	2,595	N/A
Total property and equipment	84,389	71,382
Less: Accumulated depreciation and amortization	(43,351)	(37,029)
Total property and equipment, net	$41,038	$34,353

(a)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Depreciation and amortization expense on property and equipment for the quarter and nine months ended September 30, 2013 was $2,552 and $6,984, respectively, compared to $2,151 and $6,285, respectively, for the quarter and nine months ended September 30, 2012.

(5)  Intangible Assets

Intangible assets other than goodwill at September 30, 2013 and December 31, 2012 were as follows:

	2013			2012
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)
Intangible assets with finite lives:
Licenses	$5,875	$(5,875)	$—	$5,875	$(5,875)	$—
Patent costs	30,088	(14,459)	15,629	27,635	(14,047)	13,588	6 - 7
Acquired technology	28,510	(13,087)	15,423	26,262	(11,852)	14,410	5 - 10
Internally developed software	17,847	(12,503)	5,344	17,847	(11,424)	6,423	5
Customer relationships	96,215	(15,310)	80,905	60,329	(7,754)	52,575	5 - 13
Non-compete agreements	16,521	(6,103)	10,418	14,051	(3,836)	10,215	3 - 11
Trade names	9,084	(1,819)	7,265	5,814	(723)	5,091	2 - 10
Other	12,540	(4,561)	7,979	6,356	(3,051)	3,305	<1 - 7
Intangibles with indefinite lives:
Trademarks	2,110	—	2,110	2,770	—	2,770	N/A
Total intangible assets	$218,790	$(73,717)	$145,073	$166,939	$(58,562)	$108,377	<1 - 13

For the nine months ended September 30, 2013 and 2012, the Company capitalized $1,502 and $535, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.

Amortization expense for intangible assets for the quarter and nine months ended September 30, 2013 was $6,206 and $15,102, respectively, compared to $3,079 and $9,519, respectively, for the quarter and nine months ended September 30, 2012.

Annual amortization expense for intangible assets for 2013, 2014, 2015, 2016 and 2017 is expected to be $20,517, $20,432,  $18,649, $16,551 and $15,129, respectively.

(6)  Accrued and Other Liabilities

Accrued liabilities at September 30, 2013 and December 31, 2012 were as follows:

(in thousands)	2013	2012
Compensation and benefits	$13,430	$13,582
Vendor accruals	5,418	3,357
Accrued professional fees	539	533
Accrued taxes	3,675	3,382
Royalties payable	563	550
Accrued interest	246	266
Earnouts and deferred payments related to acquisitions	7,322	2,657
Accrued other	852	462
Total	$32,045	$24,789

Other liabilities at September 30, 2013 and December 31, 2012 were as follows:

(in thousands)	2013	2012
Defined benefit pension obligation	$5,214	$5,139
Long term tax liability	90	803
Earnouts related to acquisitions	674	1,454
Long term deferred revenue	4,315	2,787
Other long term liabilities	1,061	657
Total	$11,354	$10,840

(7)  Hedging Activities and Financial Instruments

The Company conducts business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, the Company is subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. When appropriate, the Company enters into foreign currency contracts to hedge exposures arising from those transactions. The Company has elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, all gains and losses (realized or unrealized) are recognized in "Interest and other expense, net”  in the condensed consolidated statements of operations and comprehensive income. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the condensed consolidated balance sheet.

There were no foreign currency contracts outstanding at September 30, 2013  or at December 31, 2012.

The total impact of foreign currency transactions on the condensed consolidated statements of operations and comprehensive income for the quarter and nine months ended September 30, 2013 reflected a  gain of  $505 and a loss of  $258, respectively, compared to a gain of $653 and a gain of  $138, respectively, for the quarter and nine months ended September 30, 2012.

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

The following table summarizes the principal amounts and related unamortized discount on convertible notes at September 30, 2013 and December 31, 2012:

(in thousands)	2013	2012
Principal amount of convertible notes	$12,540	$90,960
Unamortized discount on convertible notes	(1,205)	(10,429)
Net carrying value	$11,335	$80,531

These notes are convertible into shares of the Company’s Common Stock at a conversion rate equivalent to 69.9032 shares of Common Stock per $1 principal amount of notes, which represents a conversion rate of approximately $14.31 per share of Common Stock.  The conversion rate is subject to adjustment in certain circumstances as more fully set forth in the indenture covering the notes.  Conditions for conversion have been satisfied and the notes are convertible. During the third quarter of 2013 note holders converted $15,000 aggregate principal amount of notes, which converted into 1,049 shares of common stock, on a split-adjusted basis. The Company recognized a $2,022 loss on conversion of these notes in interest and other expense, net. During the first nine months of 2013, note holders converted $78,420 aggregate principal amount of notes, which converted into 5,482 shares of common stock, on a split-adjusted basis. The Company recognized a $11,275 loss on conversion of these notes in interest and other expense, net.

The remaining notes are convertible into approximately 876 shares of common stock. In certain circumstances provided for in the indenture, the number of shares of common stock issuable upon conversion of the notes may be increased, and with it the aggregate principal amount of the notes. Unless earlier repurchased or converted, the notes will mature on December 15, 2016.

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

Upon certain terms and conditions, the Company may elect to satisfy its conversion obligation with respect to the notes by paying cash, in whole or in part, for specified aggregate principal amount of the notes. In the event of certain types of fundamental changes, the Company will increase the conversion rate by a number of additional shares, up to a maximum of 1,118 shares, which equates to a conversion price of approximately $11.22 per share.

(9)  Stock-based Compensation Plans

The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Stock-based compensation expense for the quarter and nine months ended September 30, 2013 and 2012 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Restricted stock awards	$3,118	$1,176	$8,464	$3,656

The number of shares of restricted common stock awarded and the weighted average fair value per share during the quarter and nine months ended September 30, 2013 and 2012 were as follows:

	Quarter Ended September 30,
	2013		2012
(in thousands, except per share amounts)	Shares Awarded	Weighted Average Fair Value	Shares Awarded	Weighted Average Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	96	$49.35	80	$34.78
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	3	47.12	—	—
Total restricted stock awards	99	$49.29	80	$34.78

	Nine Months Ended September 30,
	2013		2012
(in thousands, except per share amounts)	Shares Awarded	Weighted Average Fair Value	Shares Awarded	Weighted Average Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	385	$41.66	237	$27.78
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	15	48.20	11	27.42
Total restricted stock awards	400	$41.91	248	$27.76

In the nine months ended September 30, 2013, the Company granted restricted stock awards covering 385 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan. Of the 385 shares granted in the first nine months of 2013, 27 shares were awarded to executive officers of the Company. Additionally, of the 385 shares granted in the first nine months of 2013, 38 remained subject to acceptance at September 30, 2013. In the first nine months of 2012, the Company granted restricted stock awards covering 237 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan; of which 13 shares were awarded to executive officers of the Company.

In the first nine months of 2013 and 2012, respectively, the Company granted 15 and 11 shares, respectively, of common stock pursuant to the Company’s 2004 Restricted Stock Plan for Non-Employee Directors. Stock compensation expense for Non-Employee Directors for the first nine months of 2013 and 2012 was $727 and $300, respectively.

(10)  International Retirement Plan

The following table shows the components of net periodic benefit costs and other amounts recognized in the condensed consolidated statements of operations and comprehensive income for the quarter and nine months ended September 30, 2013 and 2012:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Service cost	$37	$18	$84	$55
Interest cost	78	29	175	93
Total	$115	$47	$259	$148

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

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares at September 30, 2013 and 2012:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Numerator:
Net income attributable to 3D Systems – numerator for basic net earnings per share	$17,657	$13,517	$32,883	$28,029
Add: Effect of dilutive securities
Interest expense on 5.50% convertible notes (after-tax)	—	—	—	—
Stock options and other equity compensation	—	—	—	—
Numerator for diluted earnings per share	$17,657	$13,517	$32,883	$28,029

Denominator:
Weighted average shares – denominator for basic net earnings per share	102,437	83,903	96,874	79,034
Add: Effect of dilutive securities
Stock options and other equity compensation	—	944	—	1,176
5.50% convertible notes (after-tax)	—	—	—	—
Denominator for diluted earnings per share	102,437	84,847	96,874	80,210

Earnings per share
Basic	$0.17	$0.16	$0.34	$0.35
Diluted	$0.17	$0.16	$0.34	$0.35

Interest expense excluded from diluted earnings per share calculation (a)	$243	$2,508	$1,751	$7,578
5.50% Convertible notes shares excluded from diluted earnings per share calculation (a)	876	6,548	2,060	5,303

(a)

Average outstanding diluted earnings per share calculation excludes shares that may be issued upon conversion of the outstanding senior convertible notes since the effect of their inclusion would have been anti-dilutive.

For the quarter ended September 30, 2013, average common shares for basic and diluted earnings per share were 102,437 and basic and diluted earnings per share were $0.17. For the quarter ended September 30, 2012, average common shares for basic and diluted earnings per share were 83,903 and 84,847, respectively, and basic and diluted earnings per share were $0.16.

For the nine months ended September 30, 2013, average common shares for basic and diluted earnings per share were 96,874,  and basic and diluted earnings per share were $0.34. For the nine months ended September 30, 2012, average common shares for basic and diluted earnings per share were 79,034 and 80,210, respectively, and basic and diluted earnings per share were $0.35.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$289,219	$—	$—	$289,219

(a)

Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the quarter and nine months ended September 30, 2013.

The carrying value of the senior convertible notes as of September 30, 2013 and December 31, 2012 was $11,335 and $80,531, respectively, net of the unamortized discount. As of September 30, 2013 and December 31, 2012, the estimated fair value of the senior convertible notes was $12,188 and $86,981, respectively, based on quoted market prices. The Company determined the fair value of the convertible notes utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the senior convertible notes is considered Level 2.

In addition to the financial assets included in the above table, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of September 30, 2013 or December 31, 2012.

(13)  Income Taxes

The Company’s effective tax rates  were 31.9%  and 30.8%  for the quarter and nine months ended September 30, 2013, respectively, compared to 16.9%  and 17.1%  for the quarter and nine months ended September 30, 2012.

The Company has not provided for any taxes on the unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings outside of the U.S. We believe a calculation of the deferred tax liability associated with these undistributed earnings is impracticable.

Tax years 2009 to 2012 remain subject to examination by the U.S. Internal Revenue Service. The Company has utilized U.S. loss carryforwards incurred during the 1997-2008 period and these years are subject to examination. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in France (2006), Germany (2006), Japan (2007), Korea (2010), Italy (2007), Switzerland (2007), the United Kingdom (2009), the Netherlands (2007), India (2012), China (2013) and Australia (2008).

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

Summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue from unaffiliated customers:
United States	$74,427	$48,828	$199,450	$141,498
Germany	11,039	11,608	36,236	28,927
Other Europe	21,728	13,991	56,966	42,036
Asia Pacific	28,523	16,105	65,931	39,601
Total	$135,717	$90,532	$358,583	$252,062

The Company’s revenue from unaffiliated customers by type was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Printers and other products	$59,841	$34,069	$153,754	$84,859
Materials	33,179	25,482	91,183	76,364
Services	42,697	30,981	113,646	90,839
Total revenue	$135,717	$90,532	$358,583	$252,062

Intercompany sales were as follows:

	Quarter Ended September 30, 2013
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$5,617	$3,186	$1,286	$10,089
Germany	355	—	794	—	1,149
Other Europe	7,398	420	347	442	8,607
Asia Pacific	1,732	—	—	492	2,224
Total	$9,485	$6,037	$4,327	$2,220	$22,069

	Quarter Ended September 30, 2012
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$5,577	$3,065	$802	$9,444
Germany	94	—	504	—	598
Other Europe	3,714	78	113	29	3,934
Asia Pacific	127	—	—	—	127
Total	$3,935	$5,655	$3,682	$831	$14,103

	Nine Months Ended September 30, 2013
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$16,058	$11,024	$3,485	$30,567
Germany	1,059	—	2,600	—	3,659
Other Europe	16,621	1,377	1,522	566	20,086
Asia Pacific	2,604	641	67	915	4,227
Total	$20,284	$18,076	$15,213	$4,966	$58,539

	Nine Months Ended September 30, 2012
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$8,270	$6,004	$1,539	$15,813
Germany	128	—	1,033	177	1,338
Other Europe	6,661	52	139	122	6,974
Asia Pacific	44	7	—	—	51
Total	$6,833	$8,329	$7,176	$1,838	$24,176

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Income from operations,  assets, and cash for each geographic area was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Income from operations:
United States	$17,833	$11,601	$40,745	$24,607
Germany	(56)	133	287	949
Other Europe	1,601	793	3,602	4,225
Asia Pacific	9,309	5,909	19,102	12,528
Subtotal	28,687	18,436	63,736	42,309
Inter-segment elimination	(117)	—	(851)	96
Total	$28,570	$18,436	$62,885	$42,405

	September 30,	December 31,
(in thousands)	2013	2012
Assets:
United States	$832,344	$501,157
Germany	35,189	24,264
Other Europe	126,925	86,494
Asia Pacific	69,024	65,527
Total	$1,063,482	$677,442

	September 30,	December 31,
(in thousands)	2013	2012
Cash and cash equivalents:
United States	$324,399	$132,890
Germany	1,569	5,846
Other Europe	12,443	10,247
Asia Pacific	6,945	6,876
Total	$345,356	$155,859

(15)  Commitments and Contingencies

The Company leases office space under various non-cancelable operating leases. Rent expense under operating leases was $2,122 and $4,940 for the quarter and nine months ended September 30, 2013 compared to $1,217 and $3,553 for the quarter and nine months ended September 30, 2012.

The Company has supply commitments with third party assemblers for printer assemblies that total $17,613 at September 30, 2013, compared to $10,894 at December 31, 2012.

For certain of the acquisitions, the Company is obligated for deferred purchase price commitments. At September 30, 2013, these commitments total $5,980, which are due through 2014, compared to obligations of $1,465 at December 31, 2012. Certain of the Company’s recent acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liabilities recorded for these earnouts as of September 30, 2013 and December 31, 2012 was $2,016 and $2,647, respectively. See Note 2 for details of acquisitions and related commitments.

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

On January 31, 2013, the Court granted the Company summary judgment for all seven of the counts alleging anticompetitive behavior. On February 28, 2013, the parties filed a stipulation of dismissal of the remaining counts, and the Court dismissed those counts in connection with the settlement of these portions of the litigation. On March 29, 2013, DSM Desotech filed a notice of appeal to the United States Court of Appeals for the Federal Circuit regarding the Court’s granting of summary judgment in favor of the Company on all seven counts of alleged anticompetitive behavior. DSM Desotech filed its opening appellate brief on May 28, 2013. The Company filed its response appellate brief on July 11, 2013 and DSM Desotech filed its reply appellate brief on August 12, 2013.  The Company intends to continue to vigorously contest all the claims asserted by DSM Desotech.

On November 20, 2012, the Company filed a complaint in an action titled 3D Systems, Inc. v. Formlabs, Inc. and Kickstarter, Inc. in the United States District Court for the District of South Carolina (Rock Hill Division) asserting that Formlabs’ and Kickstarter’s sales of the Form 1 3D printer infringed one of the Company’s patents relating to stereolithography machines. Formlabs and Kickstarter filed a motion to dismiss or transfer venue on February 25, 2013, and the Company filed a first amended complaint on March 8, 2013. On May 8, 2013, the Court granted the parties’ joint motion to stay the case until September 3, 2013 to enable the parties to continue settlement discussions. No settlement has been reached and the Company intends to pursue claims for damages against Formlabs and Kickstarter.

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

(16)  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income by component are as follows:

(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance at December 31, 2012	$4,774	$(908)	$3,866
Other comprehensive income	100	22	122
Amounts reclassified to net income	—	—	—
Net other comprehensive income	100	22	122
Balance at September 30, 2013	$4,874	$(886)	$3,988

The amounts presented above are included in other comprehensive income and are net of taxes. For additional information about foreign currency translation, see Note 7. For additional information about the pension plan, see Note 10.

(17)  Noncontrolling Interest

On July 15, 2013, the Company acquired approximately 82% of the outstanding shares and voting rights of Phenix Systems, a global provider of direct metal selective laser sintering 3D printers based in Riom, France. Phenix’s operating results are included in these condensed consolidated financial statements. In accordance with ASC 810, “Consolidation,” the carrying value of the noncontrolling interest is reported in the condensed consolidated balance sheets as a separate component of equity and consolidated net income has been adjusted to report the net loss attributable to the noncontrolling interest.

(18)  Subsequent Event

On October 15, 2013, the Company launched the tender offer for the remaining 18.18% of Phenix Systems outstanding shares. The offered price is 13 euros per share.  The offer is open between October 18, 2013 and November 8, 2013, and the results will be disclosed on November 13, 2013 by the stock market authority (Autorité des Marchés Financiers).  Should the Company hold more than 95% of the outstanding shares of Phenix Systems after the tender offer, it will launch a compulsory acquisition procedure, and ultimately, Phenix Systems will be delisted from Alternext stock exchange.

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

Business Overview

We are a global provider of three-dimensional (“3D”) content-to-print solutions including 3D printers, print materials and on-demand custom parts services for professionals and consumers with materials ranging from thermoplastics, metals, ceramics, and edible sugar. We also provide CAD modeling, reverse engineering and inspection software tools and consumer 3D printers, applications and services. Our integrated solutions replace and complement traditional methods and reduce the time and cost of designing and manufacturing products.  Our solutions are used to rapidly design, create, communicate, prototype or produce real, functional parts, empowering customers to manufacture the future.

We derive our consolidated revenue primarily from the sales of our printers, the sales of the related print materials and services, the sales of our Quickparts brand on-demand parts services and the sales of design reverse engineering and inspection software tools.

Recent Developments

We have continued to execute on our strategic initiatives, including growing our Quickparts on-demand parts services, accelerating 3D printer penetration, expanding our healthcare solutions offerings, building 3D consumer and retail products and services and expanding our integrated 3D authoring solutions platform.

In July, we completed the acquisition of 82% of the shares of Phenix Systems, a global provider of direct metal selective laser sintering 3D printers based in Riom, France. Phenix Systems designs, manufactures and sells proprietary direct metal 3D printers that can print chemically pure, fully dense metal and ceramic parts from very fine powders and from materials including stainless steel, tool steel, super alloys, non-ferrous alloys, precious metals and alumina for a variety of aerospace, automotive and patient-specific medical device applications. Phenix adds proprietary, direct metals printing capabilities to our advanced manufacturing portfolio.

In July, we also announced the availability of VisiJet® M3 Black, a new plastic injection molding-like material for use in our ProJet® 3500/3510 professional 3D printers. VisiJet® M3 Black further expands the range of use cases of our ProJet® printers into more demanding, functional, end use parts and products.

In August, we announced the acquisition of VisPower Technology, Inc., a cloud-based, collaborative design and project management platform (“TeamPlatform”). TeamPlatform allows product design, engineering services and manufacturing companies to easily manage hundreds of small or large projects with data being shared and used concurrently, and strengthens our consumer and professional design and communications capabilities.

In August, as part of our Quickparts initiative, we acquired CRDM, Ltd., a U.K.-based provider of rapid prototyping and rapid tooling services. CRDM designs, prototypes and manufactures parts and tooling for a variety of automotive, aerospace, medical device and motorsports applications. CRDM extends our offerings and our footprint in the U.K.

In September, we acquired The Sugar Lab, a start-up micro-design firm based in Los Angeles, California, that is dedicated to 3D printing customized, edible confections in real sugar. The Sugar Lab used our Color Jet Printing technology and adapted it to print on a sugar bed using different flavored edible binders that meet all food safety requirements. Current applications for printable sugar include high-complexity, sculptural cakes for weddings and special events, as well as customizable confections for bake shops and restaurants.

Results of Operations

Summary of 2013 financial results

Our operating activities generated $44.4 million of cash during the first nine months of 2013, which is discussed in further detail below. We used $122.5 million to fund our strategic investing activities, including acquisitions of businesses. Financing activities during the first nine months of 2013 provided $268.8 million of cash. In total, our unrestricted cash balance at September 30, 2013 was $345.4 million compared to $155.9 million at December 31, 2012.

During the third quarter of 2013 we reported improved revenue and profits as compared to the third quarter of 2012 as our worldwide businesses continued to expand both organically and through acquisitions. Revenue for the third quarter of 2013 increased by 49.9% over the third quarter of 2012.  This increase in revenue was led by a $25.8 million, or 75.6%, increase in sales of printers and other products together with a $7.7 million, or 30.1%, increase in print material sales and a $11.7 million, or 37.8%, increase in services revenue year-over-year. Higher revenue offset by increased selling, general and administrative expenses primarily related to compensation and acquisition expenses, higher R&D expenses and the loss on conversions of the convertible notes resulted in net income of $17.7 million for the third quarter of 2013, compared to net income of $13.5 million for the same period in 2012.

Printers and other products revenue increased by $25.8 million from the third quarter of 2012, to $59.8 million, both organically and from acquired software products.

Print materials sales for the third quarter of 2013 were $33.2 million, an increase of $7.7 million from the third quarter of 2012 as revenue from materials was  favorably impacted by continued expansion of printers installed over past periods.

Revenue from services increased by $11.7 million to $42.7 million in the third quarter of 2013 from $31.0 million in the same quarter in 2012. The increase in services revenue reflects increased revenue from our printer services and Quickparts services.

For the third quarter of 2013, healthcare solutions revenue made up 12.4%, or $16.9 million, of our total revenue compared to 13.3%, or $12.1 million, in the third quarter of 2012, primarily due to our increased penetration and growth in healthcare applications.  Healthcare solutions revenue includes sales of printers, print materials, and services for hearing aid, dental, personalized medical devices and other health-related applications.

Consumer solutions revenue includes sales of Cube® and Cube XTM consumer 3D printers and their related print materials and other Cubify.com products and services. For the third quarter of 2013, consumer solutions revenue was $13.5 million, or 9.9% of our total revenue, compared to $3.3 million, or 3.7% of revenue, in the third quarter of 2012. For the nine months ended September 30, 2013, consumer solutions revenue was $25.8 million, or 7.2% of our total revenue, compared to $7.9 million, or 3.1% of revenue, in the 2012 period.

We calculate organic growth by comparing last year’s total revenue for the period to this year’s total revenue for the period, excluding the revenue recognized for all acquired businesses that we have owned for less than 12 months. Once we have owned a business for one year, the revenue is included in organic growth and organic growth is calculated based on our prior year total revenue. In the third quarter of 2013, our organic growth was 29.7% compared to 26.2% for the third quarter of 2012. For the nine months ended September 30, our organic growth was 27.5% in 2013 compared to 24.0% in 2012.

Our gross profit in the third quarter of 2013 improved by $24.6 million, primarily due to our higher level of revenue from increases across all revenue categories, including increased revenue from our higher gross profit margin print materials and services. Our gross profit margin increased to 52.6% in the third quarter of 2013 from 51.8% in the third quarter of 2012 due to product mix with increased sales of higher margin print materials and services and improvements in our cost structure.

Our total operating expenses increased by $14.5 million in the third quarter of 2013 to $42.9 million from $28.4 million in the same 2012 quarter. The increase reflected higher selling, general and administrative expenses primarily due to higher commissions, compensation and sales and marketing expenses. The increase also reflected a $5.3 million increase in research and development expenses related to our new product developments, expanded portfolio and acquired R&D expenses.

Our operating income for the third quarter of 2013 increased to $28.6 million from $18.4 million in the same 2012 quarter. This improvement in operating income is due to higher revenue and increased gross profit, partially offset by higher operating expenses, as discussed below.

Third quarter comparison of revenue by class of product and service

Table 1 sets forth our change in revenue by class of product and service for the third quarter of 2013 compared to the third quarter of 2012:

Table 1

(Dollars in thousands)	Printers and Other Products		Print Materials		Services		Totals
Revenue – 3rd quarter 2012	$34,069	37.7%	$25,482	28.1%	$30,981	34.2%	$90,532	100%
Change in revenue:
Volume
Core products and services	171,728	504.1	12,982	51.0	10,415	33.6	195,125	215.5
New products and services	24,778	72.7	2,749	10.8	1,138	3.7	28,665	31.6
Price/Mix	(170,399)	(500.2)	(7,711)	(30.3)	—	—	(178,110)	(196.7)
Foreign currency translation	(335)	(1.0)	(323)	(1.3)	163	0.5	(495)	(0.5)
Net change	25,772	75.6	7,697	30.2	11,716	37.8	45,185	49.9
Revenue – 3rd quarter 2013	$59,841	44.1%	$33,179	24.4%	$42,697	31.5%	$135,717	100%

We earn revenues from the sale of printers and other products, print materials and services. On a consolidated basis, revenue for the third quarter of 2013 increased by $45.2 million, or 49.9%, compared to the third quarter of 2012 primarily due to increased sales of printers, coupled with acquired software revenue.

The $25.8 million increase in revenue from printers and other products compared to the third quarter of 2012 is primarily due to increased printer unit sales volume for the third quarter of 2013, driven by increased demand for consumer and professional printers, coupled with acquired software revenue from Rapidform and Geomagic. Printers revenue increased $20.6 million, or 66.3%, compared to the third quarter of 2012. As we have introduced new printers and price points, the professional and production printer capabilities have converged. Revenue from professional printers, including production printers, increased 42.2% and consumer printers revenue increased 353.2% over 2012. In connection with the rapid expansion of our professional and retail channels, certain resellers may purchase stock inventory in the ordinary course of business. For the third quarter of 2013, we estimate that revenue related to reseller inventory amounted to less than 6% of total revenue. These transactions were reviewed for revenue recognition criteria and these sales met all the requirements of our revenue recognition policy.

Other products revenue includes Vidar digitizers, software products and Sensable haptic devices, which totaled $8.1 million of revenue for the third quarter of 2013, including $5.1 million of software products revenue compared to $3.0 million of other products revenue in 2012, including $0.4 million of software revenue.

Due to the relatively high price of certain professional printers and a corresponding lengthy selling cycle and relatively low unit volume of the higher priced professional printer sales in any particular period, a shift in the timing and concentration of orders and shipments of a few printers from one period to another can significantly affect reported revenue in any given period. Revenue reported for printers sales in any particular period is also affected by timing of revenue recognition under rules prescribed by generally accepted accounting principles. The increase in printer revenue is consistent with our ongoing plan to accelerate printer adoption in the marketplace by introducing lower priced printers, expanded capabilities and increased printing speeds.

The $7.7 million increase in revenue from print materials was aided by the improvement in printers sales and by the continued expansion of printers installed over past periods. Sales of integrated materials represented 72.6% of total materials revenue in the third quarter of 2013 compared to 63.2% in the third quarter of 2012.

The increase in service revenue primarily reflects revenue from our Quickparts solutions, coupled with the addition of software maintenance revenue. Service revenue from Quickparts services was $28.0 million, or 65.6% of total service revenue, for the third quarter of 2013 compared to $20.0 million, or 64.7%, of total service revenue in the 2012 period. Services revenue from software maintenance services added $1.9 million of revenue.

At September 30, 2013 our backlog was $14.4 million, compared to backlogs of $11.4 million at December 31, 2012 and $9.3 million at September 30, 2012. Production and delivery of our printers is generally not characterized by long lead times, backlog is more dependent on timing of customers requested delivery. In addition, Quickparts services lead time and backlog depends on whether orders are for rapid prototyping or longer-range production runs. The backlog at September 30, 2013 includes $8.7 million of Quickparts services orders, compared to $5.5 million at September 30, 2012.

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

Change in third quarter revenue by geographic region

Each geographic region contributed to our higher level of revenue in third quarter of 2013. Table 2 sets forth the change in revenue by geographic area for the third quarter of 2013 compared to the third quarter of 2012:

Table 2

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Total
Revenue – 3rd quarter 2012	$48,828	53.9%	$25,599	28.3%	$16,105	17.8%	$90,532	100%
Change in revenue:
Volume	42,238	86.5	94,090	367.6	87,462	543.1	223,790	247.2
Price/Mix	(16,639)	(34.1)	(87,883)	(343.3)	(73,588)	(456.9)	(178,110)	(196.8)
Foreign currency translation	—	—	961	3.8	(1,456)	(9.0)	(495)	(0.5)
Net change	25,599	52.4	7,168	28.1	12,418	77.2	45,185	49.9
Revenue – 3rd quarter 2013	$74,427	54.9%	$32,767	24.1%	$28,523	21.0%	$135,717	100%

Revenue from U.S. operations in the third quarter of 2013 increased by $25.6 million, or 52.4%, to $74.4 million in 2013 from $48.8 million in the third quarter of 2012. The increase was due to higher volume, partially offset by the unfavorable combined effect of price and mix.

Revenue from non-U.S. operations in the third quarter of 2013 increased by $19.6 million, or 47.0%, to $61.3 million from $41.7 million in 2012. Revenue from non-U.S. operations as a percent of total revenue was 45.2% and 46.1%, respectively, at September 30, 2013 and 2012. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 48.2% in the third quarter of 2013 compared to  70.3% in the third quarter of 2012.

Revenue from European operations increased by $7.2 million, or 28.1%, to $32.8 million from $25.6 million in the prior year period. This increase was due to a $94.1 million increase in volume, a $1.0 million favorable impact of foreign currency translation, partially offset by an $87.9 million unfavorable combined effect of price and mix.

Revenue from Asia-Pacific operations increased by $12.4 million, or 77.2%, to $28.5 million from $16.1 million in the prior year period due primarily to the favorable $87.5 million increase in volume, partially offset by a $73.6 million unfavorable combined effect of price and mix and a $1.5 million unfavorable impact of foreign currency translation.

Gross profit and gross profit margins

Table 3 sets forth gross profit and gross profit margins for our products and services for the third quarters of 2013 and 2012:

Table 3

	Quarter Ended September 30,
	2013		2012
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Printers and other products	$26,933	45.0%	$15,412	45.2%
Print materials	24,481	73.8	17,410	68.3
Services	20,023	46.9	14,057	45.4
Total	$71,437	52.6%	$46,879	51.8%

On a consolidated basis, gross profit for the third quarter of 2013 increased by $24.5 million to $71.4 million from $46.9 million in the third quarter of 2012, primarily as a result of higher sales from all revenue categories and an increase in our gross profit margin, as discussed below.

Consolidated gross profit margin in the third quarter of 2013 increased by 0.8 percentage points to 52.6% of revenue from 51.8% of revenue for the 2012 quarter. The higher gross profit margin reflected improvements in print materials and services gross profit margin, which was primarily due to continued cost containment, overhead absorption and capacity utilization.

Printers and other products gross profit for the third quarter of 2013 increased by $11.5 million, or 74.8%, to $26.9 million from $15.4 million for the 2012 quarter due to higher revenue. Gross profit margin for printers and other products decreased by 0.2 percentage points to 45.0% from 45.2% in the 2012 quarter. The increase in gross profit margin due to sales of higher margin software products was more than offset by the increased sales of lower margin products.

Print materials gross profit for the third quarter of 2013 increased by $7.1 million, or 40.6%, to $24.5 million from $17.4 million for the 2012 quarter, and gross profit margin for print materials increased by 5.5 percentage points to 73.8% from 68.3% in the 2012 quarter primarily due to the favorable shift of the mix of materials towards higher gross profit margin consumer and professional print materials and integrated materials.

Gross profit for services for the third quarter of 2013 increased by $5.9 million, or 42.4%, to $20.0 million from $14.1 million for the  2012 quarter, and gross profit margin for services increased by 1.5 percentage points to 46.9% from 45.4% in the 2012 quarter. The increase in gross profit was due primarily to higher levels of revenue. The increase in the gross profit margin was due to a 2.6 percentage point increase in Quickparts gross profit margin to 45.1% for the third quarter of 2013 from 42.5% in the third quarter of 2012, primarily due to the mix of products, and the recent completions of the CRDM and RPDG acquisitions. Printer services has a gross profit margin of 52.0% for the third quarter of 2013, compared to 48.8% for the third quarter of 2012.

Operating expenses

As shown in Table 4, total operating expenses increased by $14.5 million, or 50.7%, to $42.9 million in the third quarter of 2013 from $28.4 million in the third quarter of 2012.  This increase was due to higher selling, general and administrative expenses and higher research and development expenses, both of which are discussed below.

Table 4

	Quarter Ended September 30,
	2013		2012
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue
Selling, general and administrative expenses	$32,054	23.6%	$22,900	25.3%
Research and development expenses	10,813	8.0	5,543	6.1
Total operating expenses	$42,867	31.6%	$28,443	31.4%

Selling, general and administrative expenses increased by $9.2 million to $32.1 million in the third quarter of 2013 compared to $22.9 million in the third quarter of 2012, and decreased to 23.6% of revenue in 2013 compared to 25.3% for 2012. The increase was due primarily to a $3.1 million increase in amortization expense combined with a $2.9 million increase in compensation costs due to commissions on higher revenues, increased staffing and continued investment in expanding our product portfolio, a $1.0 million increase in occupancy expense, a $0.8 million increase in travel expense, a $0.4 million increase in consulting, a $0.2 million increase in legal fees and a $0.2 million increase in bad debt expense.

Research and development expenses increased by $5.3 million, or 95.1%, to $10.8 million in the third quarter of 2013 from $5.5 million in the third quarter of 2012. This increase was primarily due to a $2.6 million increase in compensation expenses related to new products and our expanded portfolio of products and services, a $1.6 million increase in R&D materials, a $0.3 increase in consulting fees and a $0.2 million increase in travel expenses.

Income from operations

Our income from operations of $28.6 million for the third quarter of 2013 improved from $18.4 million in 2012. See Gross profit and gross profit margins and Operating expenses above.

The following table sets forth operating income by geographic area for the third quarter of 2013 compared to 2012:

Table 5

	Quarter Ended September 30,
(Dollars in thousands)	2013	2012
Income (loss) from operations
United States	$17,833	$11,601
Germany	(56)	133
Other Europe	1,601	793
Asia Pacific	9,309	5,909
Subtotal	28,687	18,436
Inter-segment elimination	(117)	—
Total	$28,570	$18,436

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

Interest and other expense, net

Interest and other expense, net was $2.7 million in the third quarter of 2013 compared with $2.2 million in the 2012 quarter. The higher interest and other expense primarily reflected the loss on conversion of convertible notes of $2.0 million and interest related to the senior convertible notes, which amounted to $0.4 million of interest expense, of which $0.1 million represents non-cash amortization. Interest and other expense, net in the third quarter of 2013 also reflected a foreign exchange gain of $0.5 million. The $2.2 million of interest and other expense, net in the third quarter of 2012 primarily reflected the interest related to the senior convertible notes, which amounted to $3.2 million of interest expense, of which $1.0 million represents non-cash amortization; and also reflected a foreign exchange gain of $0.7 million.

Provision for income taxes

We recorded an $8.3 million provision for income taxes in the third quarter of 2013 and a $2.8 million provision for income taxes in the third quarter of 2012. Our 2013 provision for income taxes reflects income taxes in U.S. and non-U.S. jurisdictions. The 2012 provision for income taxes primarily reflects deferred U.S. income taxes associated with the use of net operating loss carryforwards and tax expense associated with income taxes in non-U.S. jurisdictions.

Net income

Our net income for the third quarter of 2013 increased $4.2 million to $17.7 million compared to $13.5 million in the third quarter of 2012.  The principal reasons for the increase, which are discussed in more detail above, were:

• the $10.2 million increase in operating income; partially offset by

• the $5.5 million increase in our tax provision; and

• the $0.5 million increase in interest and other expense.

For the quarter ended September 30, 2013, average common shares for basic and diluted earnings per share were 102.4 million and  basic and diluted earnings per share were $0.17. For the quarter ended September 30, 2012, average common shares for basic and diluted earnings per share were 83.9 million and 84.8 million, respectively, and basic and diluted earnings per share were $0.16.

Results of Operations – Nine Months Comparison

Nine months comparison of revenue by class of product and service

Table 6 sets forth our change in revenue by class of product and service for the first nine months of 2013 compared to the first nine months of 2012:

Table 6

(Dollars in thousands)	Printers and Other Products		Print Materials		Services		Total
Revenue – nine months 2012	$84,859	33.7%	$76,364	30.3%	$90,839	36.0%	$252,062	100%
Change in revenue:
Volume
Core products and services	279,766	329.7	30,550	40.0	19,255	21.2	329,571	130.7
New products and services	63,089	74.3	508	0.7	3,413	3.8	67,010	26.6
Price/Mix	(273,524)	(322.3)	(15,157)	(19.8)	—	—	(288,681)	(114.5)
Foreign currency translation	(436)	(0.5)	(1,082)	(1.4)	139	0.2	(1,379)	(0.5)
Net change	68,895	81.2	14,819	19.5	22,807	25.2	106,521	42.3
Revenue – nine months 2013	$153,754	42.9%	$91,183	25.4%	$113,646	31.7%	$358,583	100%

We earn revenues from the sale of printers and other products, print materials and services. On a consolidated basis, revenue for the first nine months of 2013 increased by $106.5 million, or 42.3%, compared to the first nine months of 2012 across all revenue categories, from acquired and organic growth.

Printers and other products revenue increased by $68.9 million from the first nine months of 2012, to $153.8 million, both organically and from acquired software products.

The $68.9 million increase in revenue from printers and other products compared to the first nine months of 2012 is primarily due to increased printer unit sales volume for the first nine months of 2013, driven by increased demand for consumer and professional printers, coupled with acquired software revenue from Rapidform and Geomagic. Printers revenue increased $52.6 million, or 68.9%, compared to the first nine months of 2012. Revenue from professional printers, including production printers, increased 52.5% and consumer printers revenue increased 269.7% over 2012.

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

Other products revenue includes Vidar digitizers, software products and Sensable haptic devices, which totaled $24.9 million for the first nine months of 2013, including $14.3 million of software products revenue, compared to $8.6 million of other products revenue in 2012, including $1.3 million of  software revenue.

The $14.8 million increase in revenue from print materials was aided by the improvement in printers sales and by the continued expansion of printers installed over past periods. Sales of integrated materials represented 70.2% of total materials revenue in the first nine months of 2013 compared to 62.7% in the first nine months of 2012.

The increase in services revenue primarily reflects revenue growth from our Quickparts services and acquisitions, coupled with the addition of software maintenance revenue. Service revenue from Quickparts solutions was $72.6 million, or 63.9% of total service revenue for the first nine months of 2013 compared to $58.3 million, or 64.1% of total service revenue in the 2012 period. Services revenue from software maintenance services added $4.6 million of revenue in 2013.

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

Change in first nine months revenue by geographic region

Each geographic region contributed to our higher level of revenue in first nine months of 2013. Table 7 sets forth the change in revenue by geographic area for the first nine months of 2013 compared to the first nine months of 2012:

Table 7

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Total
Revenue – nine months 2012	$141,498	56.1%	$70,963	28.2%	$39,601	15.7%	$252,062	100%
Change in revenue:
Volume	126,682	89.5	144,506	203.6	125,393	316.6	396,581	157.3
Price/Mix	(68,730)	(48.6)	(123,621)	(174.2)	(96,330)	(243.3)	(288,681)	(114.5)
Foreign currency translation	—	—	1,354	1.9	(2,733)	(6.9)	(1,379)	(0.5)
Net change	57,952	40.9	22,239	31.3	26,330	66.4	106,521	42.3
Revenue – nine months 2013	$199,450	55.6%	$93,202	26.0%	$65,931	18.4%	$358,583	100%

Revenue from U.S. operations increased by $58.0 million, or 40.9%, to $199.5 million in 2013 from $141.5 million in the first nine months of 2012. The increase was due to higher volume, partially offset by the unfavorable combined effect of price and mix.

Revenue from non-U.S. operations in the first nine months of 2013 increased by $48.5 million, or 43.9%, to $159.1 million from $110.6 million in 2012. Revenue from non-U.S. operations as a percent of total revenue was 44.4% and 43.9%, respectively, for the first nine months of  2013 and 2012. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 45.2% in the first nine months of 2013 compared to 49.9% in the first nine months of 2012.

Revenue from European operations increased by $22.2 million, or 31.3%, to $93.2 million from $71.0 million in the prior year period. This increase was due to a $144.5 million increase in volume and a $1.4 million favorable impact of foreign currency translation, partially offset by $123.6 million unfavorable combined effect of price and mix.

Revenue from Asia-Pacific operations increased by $26.3 million, or 66.4%, to $65.9 million from $39.6 million in the prior year period due primarily to the favorable $125.4 million increase in volume, partially offset by a $96.3 million unfavorable combined effect of price and mix and a $2.7 million unfavorable impact of foreign currency translation.

Gross profit and gross profit margins

Table 8 sets forth gross profit and gross profit margin for our products and services for the first nine months of 2013 and 2012:

Table 8

	Nine Months Ended September 30,
	2013		2012
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Printers and other products	$69,463	45.2%	$36,222	42.7%
Print materials	66,907	73.4	51,381	67.3
Services	51,127	45.0	41,097	45.2
Total	$187,497	52.3%	$128,700	51.1%

On a consolidated basis, gross profit for the first nine months of 2013 increased by $58.8 million, or 45.7%, to $187.5 million from $128.7 million in the first nine months of 2012, primarily as a result of higher sales from all revenue categories and helped by an increase in our gross profit margin, as discussed below.

Consolidated gross profit margin in the first nine months of 2013 increased by 1.2 percentage points to 52.3% of revenue from 51.1% of revenue for the first nine months of 2012. The higher gross profit margin reflected improvements in printers and other products gross profit margin which was primarily due to continued cost containment and margin expansion on printers coupled with the addition of higher gross profit margin software products. The higher gross profit margin also reflected improvements in print materials margins, partially offset by lower service gross profit margins.

Printers and other products gross profit for the first nine months of 2013 increased by $33.3 million, or 91.8%, to $69.5 million from $36.2 million for the 2012 period. Gross profit margin for printers and other products increased 2.5 percentage points to 45.2% from 42.7% in the 2012 period, primarily due to the addition of higher gross profit margin software products coupled with our continued cost containment and margin expansion on professional printers, which more than offset the impact of increased sales of lower margin printers.

Print materials gross profit for the first nine months of 2013 increased by $15.5 million, or 30.2%, to $66.9 million from $51.4 million for the first nine months of 2012, and gross profit margin for print materials increased by 6.1 percentage points to 73.4% from 67.3% in the 2012 period, primarily due to the favorable shift of the mix of materials towards consumer and professional print materials and integrated materials.

Gross profit for services for the first nine months of 2013 increased by $10.0 million, or 24.4%, to $51.1 million from $41.1 million for the 2012 period, and gross profit margin for services decreased by 0.2 percentage points to 45.0% from 45.2% in the first nine months of 2012. Quickparts services gross profit margin increased by 0.1 percentage points to 42.9% for the first nine months of 2013 from 42.8% in the first nine months of 2012 primarily due to favorable mix and expanding margins, partially offset by the acquisition of CRDM and RPDG during the period. Printer services has a gross profit margin of 50.2% compared to 48.3% for the first nine months of 2012.

Operating expenses

As shown in Table 9, total operating expenses increased by $38.3 million, or 44.4%, to $124.6 million in the first nine months of 2013 from $86.3 million in the first nine months of 2012. This increase was due to higher selling, general and administrative expenses and higher research and development expenses, both of which are discussed below.

Table 9

	Nine Months Ended September 30,
	2013		2012
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue
Selling, general and administrative expenses	$97,697	27.2%	$70,898	28.1%
Research and development expenses	26,915	7.5	15,397	6.1
Total operating expenses	$124,612	34.7%	$86,295	34.2%

Selling, general and administrative expenses increased by $26.8 million to $97.7 million in the first nine months of 2013 compared to $70.9 million in the first nine months of 2012, and decreased to 27.2% of revenue in 2013 compared to 28.1% for 2012. The increase was due primarily to a $9.6 million increase in compensation costs due to commissions on higher revenues, higher staffing related to marketing, and our expanding product portfolio. SG&A expenses were also impacted by a $5.5 million increase in amortization expense due to acquired intangibles, a $2.0 million increase in occupancy costs related to additional acquired locations, a $1.6 million increase in travel expenses, a $1.2 million increase in marketing expenses, a $0.9 million increase in bad debt expenses, a $0.6 million increase in franchise taxes, a $0.5 million increase in outside agent commissions and a $0.5 increase in insurance expenses.

Research and development expenses increased by $11.5 million, or 74.8%, to $26.9 million in the first nine months of 2013 from $15.4 million in the first nine months of 2012, primarily due to a $5.5 million increase in compensation expense, a $1.3 million increase in consultants expense and a $1.2 million increase in R&D materials.

Income from operations

Our income from operations of $62.9 million for the first nine months of 2013 improved from $42.4 million in 2012. See Gross profit and gross profit margins and Operating expenses above.

The following table sets forth operating income by geographic area for the first nine months of 2013 compared to 2012:

Table 10

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Income from operations
United States	$40,745	$24,607
Germany	287	949
Other Europe	3,602	4,225
Asia Pacific	19,102	12,528
Subtotal	63,736	42,309
Inter-segment elimination	(851)	96
Total	$62,885	$42,405

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

Interest and other expense, net

Interest and other expense, net was $15.4 million in the first nine months of 2013 compared with $8.6 million in the 2012 period. The higher interest and other expense, net in 2013 primarily reflected a loss on conversion of convertible notes of $11.3 million, the interest related to the senior convertible notes, which amounted to $2.6 million of interest expense, of which $0.9 million represents non-cash amortization, partially offset by $1.0 million of interest income and a $0.6 million gain that was deferred in a prior year and recognized upon settlement of a long-term note receivable. Interest and other expense, net in the first nine months of 2013 also reflected a foreign exchange loss of $0.3 million. The $8.6 million of expense, net in the first nine months of 2012 reflected $9.5 million of interest expense primarily related to the senior convertible notes and a $0.1 million foreign exchange gain

Provision for income taxes

We recorded a $14.6 million provision for income taxes in the first nine months of 2013 and a $5.8 million provision for income taxes in the first nine months of 2012. Our 2013 provision for income taxes reflects income taxes in U.S. and non-U.S. jurisdictions. The 2012 provision for income taxes primarily reflects tax expense associated with income taxes in non-U.S. jurisdictions and deferred U.S. income taxes associated with the use of net operating loss carryforwards.

Net income

Our net income for the first nine months of 2013 increased $4.9 million to $32.9 million compared to $28.0 million in the first nine months of 2012. The principal reasons for the increase, which are discussed in more detail above, were:

• the $20.5 million increase in operating income as discussed above; partially offset by

• the $8.9 million increase in our tax provision; and

• the $6.7 million increase in interest and other expense, net.

For the nine months ended September 30, 2013, average common shares for basic and diluted earnings per share were 96.9 and basic and diluted earnings per share were $0.34. For the nine months ended September 30, 2012, average common shares for basic and diluted earnings per share were 79.0 million and 80.2 million, respectively,  and basic and diluted earnings per share were $0.35.

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

•	Loss on conversion of convertible notes. We exclude the tax-effected loss on conversion of convertible notes from interest and other expenses, net.

•	Net (gain) loss on litigation and tax settlements. We exclude the tax-effected net gain or loss on litigation and tax settlements from interest and other expenses, net.

Reconciliation of GAAP Net Income to Non-GAAP Financial Measures

Table 11

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
GAAP net income	$17,657	$13,517	$32,883	$28,029
Cost of sales adjustments:
Amortization of intangibles	65	54	190	154
Operating expense adjustments:
Amortization of intangibles	6,141	3,024	14,912	9,365
Acquisition and severance expenses	655	264	5,357	3,323
Non-cash stock-based compensation expense	3,118	1,177	8,464	3,656
Other expense adjustments:
Non-cash interest expense	127	981	880	2,924
Loss on convertible notes	2,022	1,245	11,275	1,245
(Gain) loss on litigation and tax settlements	457	(1,473)	2,457	(1,473)
Tax effect	(4,027)	(633)	(12,402)	(1,941)
Non-GAAP net income	$26,215	$18,156	$64,016	$45,282

Non-GAAP basic earnings per share	$0.26	$0.22	$0.66	$0.57
Non-GAAP diluted earnings per share	$0.26	$0.21	$0.66	$0.57

Financial Condition and Liquidity

Table 12

(Dollars in thousands)	September 30, 2013	December 31, 2012
Cash and cash equivalents	$345,356	$155,859
Working capital	$436,816	$212,285
Total stockholders’ equity	$901,787	$480,333

Our unrestricted cash and cash equivalents increased by $189.5 million to $345.4 million at September 30, 2013 from $155.9 million at December 31, 2012. We generated $44.4 million of cash from operating activities. Cash from operations consisted of $32.9 million net income, including $40.8 million of non-cash charges and $29.2 million of cash used by net changes in operating accounts.  We used $122.5 million of cash in investing activities.  Cash from financing activities provided $268.8 million of cash, including $272.1 million of net proceeds from our common stock offering completed in May 2013.  See Cash flow and Capitalized lease obligations below.

Cash and cash equivalents and September 30, 2013 includes $21.0 million of cash held overseas, compared to $23.0 million at December 31, 2012. Cash held overseas is used in our foreign operations for working capital purposes and is considered to be permanently invested; consequently, we have not provided for any taxes on repatriation.

Cash equivalents comprise funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending on credit quality.

Our net working capital increased by $224.5 million to $436.8 million at September 30, 2013 from $212.3 million at December 31, 2012, primarily due to the factors discussed below.

Accounts receivable, net, increased by $34.1 million to $114.0 million at September 30, 2013 from $79.9 million at December 31, 2012. Gross accounts receivable increased by $37.3 million from December 31, 2012. With a greater portion of our revenue mix shifting to resellers and retailers, as part of our planned business model, a larger proportion of our sales are transacted on standard credit terms. This shift in our business model was exacerbated by the combined effect of the timing and concentration of orders during the third month of the quarter as a result of increasing demand, meaningful contributions from new products and the impact of the CRDM and RPDG acquisitions during the period, which has driven days sales outstanding to 77 days for the September 2013 quarter from 72 days at December 31, 2012. Accounts receivable more than 90 days past due increased to 10.2% of gross receivables from 6.4% at December 31, 2012.

Inventories, net increased by $24.3 million to $66.1 million at September 30, 2013 from $41.8 million at December 31, 2012. This increase resulted primarily from a $12.6 million increase in finished goods inventory due to the timing of sales and revenue recognition at quarter-end, which also impacts our backlog, and a  $9.1 million increase in raw materials inventory.  We maintained $3.8 million of inventory reserves at September 30, 2013 and $3.5 million of such reserves at December 31, 2012.

The majority of our inventory consists of finished goods, including primarily printers, print materials and service parts. Inventory also consists of raw materials and spare parts for the in-house assembly and support service for consumer and professional 3D printers.  We outsource the assembly and refurbishment of production printers; therefore, we generally do not hold in inventory most parts for production printer assembly or refurbishment.

Accounts payable increased by $14.4 million to $46.5 million at September 30, 2013 from $32.1 million at December 31, 2012. The increase is primarily related to the normal timing of our scheduled expense payments and acquired payables.

Accrued and other liabilities increased by $7.2 million to $32.0 million at September 30, 2013 from $24.8 million at December 31, 2012.  This increase is primarily due to a $3.9 million increase in earnouts and deferred payments related to acquisitions.

The changes in the first nine months of 2013 that make up the other components of working capital not discussed above arose in the ordinary course of business.

Differences between the amounts of working capital item changes in the cash flow statement and the balance sheet changes for the corresponding items are primarily the result of foreign currency translation adjustments.

We have relied on our unrestricted cash,  cash flow from operations and capital markets transactions to meet our cash requirements for working capital, capital expenditures and acquisitions; however, it is possible that we may need to raise additional funds to finance our activities beyond the next twelve months or to consummate significant acquisitions of other businesses, assets, products or technologies.  If needed, we may be able to raise such funds by issuing equity or debt securities to the public or selected investors, or by borrowing from financial institutions, selling assets or restructuring debt.

Cash flow

The table below summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first nine months of 2013 and 2012.

Table 13

	Nine Months Ended September 30,
	2013	2012
(Dollars in thousands)
Cash provided by operating activities	$44,435	$44,011
Cash used in investing activities	(122,518)	(150,715)
Cash provided by financing activities	268,804	111,351
Effect of exchange rate changes on cash	(1,224)	164
Net increase in cash and cash equivalents	$189,497	$4,811

Cash flow from operating activities

For the nine months ended September 30, 2013, our operating activities provided $44.4 million of net cash. This source of cash consisted primarily of net income plus the effects of non-cash items and changes in working capital, which are described above. Our cash from operations fluctuates from quarter to quarter due to the timing of transactions and receipts and payments of cash, including the payment of the accrued interest on our senior convertible notes, which is paid in June and December each year.

For the nine months ended September 30, 2012, our operating activities provided $44.0 million of net cash. This source of cash consisted primarily of net income plus the effects of non-cash items and changes in working capital.

Cash flow from investing activities

Net cash used in investing activities in the first nine months of 2013 decreased to $122.5 million from $150.7 million for the first nine months of 2012. This decrease was primarily due to $113.1 million of cash paid for acquisitions in the first nine months of 2013 compared to $148.3 million paid for acquisitions in the 2012 period. Cash flow used in investing activities also includes minority investments of less than 20% made through 3D Ventures in promising enterprises that we believe will benefit from or be powered by our technologies. During the first nine months of 2013, we invested $4.1 million in three enterprises.

Cash flow from financing activities

Net cash provided by financing activities increased to $268.8 million for the nine months ended September 30, 2013 compared to $111.4 million in the 2012 period. Cash from financing activities in the first nine months of 2013 was from $272.1 million net proceeds from common stock offering and $0.5 million of stock-based compensation proceeds, partially offset by $0.2 million of cash paid in lieu of fractional shares and capital lease payments. Cash from financing activities in the nine months ended September 30, 2012 included $106.9 million of net proceeds resulting from our Common Stock offering in the third quarter of 2012 and $4.6 million of stock-based compensation proceeds, partially offset by capital lease payments.

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

Conditions for conversion have been satisfied and the Notes are convertible. During the third quarter of 2013 Note holders converted $15 million aggregate principal amount of Notes, which converted into 1.0 million shares of common stock. The Company recognized a $2.0 million loss on conversion of these Notes. For the nine months ended 2013, Note holders converted $78.4 million aggregate principal amount of notes, which converted into 5.5 million shares of common stock, on a split-adjusted basis. The Company recognized a $11.3 million loss on conversion of these Notes in interest and other expense, net.

The Notes contain a number of covenants covering, among other things, payment of Notes, reporting, maintenance of existence and payment of taxes. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the Notes. We were in compliance with all covenants as of September 30, 2013.   See Note 8 to the unaudited condensed consolidated financial statements.

Capitalized lease obligations

Our principal contractual commitments consist of capitalized lease obligations. Our capitalized lease obligations, which primarily relate to a lease agreement that we entered into during 2006 with respect to our Rock Hill facility, which covers the facility itself,  decreased to $7.5 million at September 30, 2013 from $7.6 million at December 31, 2012 primarily due to scheduled payments of principal on capital lease installments.

Our outstanding capitalized lease obligations carrying values at September 30, 2013 and December 31, 2012 were as follows:

Table 14

(Dollars in thousands)	September 30, 2013	December 31, 2012
Capitalized lease obligations:
Current portion of capitalized lease obligations	$184	$174
Capitalized lease obligations, long-term portion	7,329	7,443
Total capitalized lease obligations	$7,513	$7,617

Other contractual commitments

For certain of our recent acquisitions we are obligated for the payment of deferred purchase price totaling $6.0 million, due through 2014, compared to $1.5 million at December 31, 2012. Certain of our recent acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts at September 30, 2013 and December 31, 2012 was $2.0 million and $2.6 million, respectively. See Note 2 and Note 15 for details of acquisitions and related commitments.

As of September 30, 2013, we have supply commitments related to printer assemblies that total $17.6 million compared to $10.9 million at December 31, 2012.

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

There were no foreign exchange contracts at September 30, 2013 or December 31, 2012.  See Note 7 of the unaudited condensed consolidated financial statements.

Changes in the fair value of derivatives are recorded in interest and other expense, net, in our unaudited condensed consolidated statements of operations and comprehensive income. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our unaudited condensed consolidated balance sheets.

The total impact of foreign currency related items on our unaudited condensed consolidated statements of operations and comprehensive income was a $0.3 million loss for the nine months ended September 30, 2013 and a $0.1 million gain for the nine months ended September 30, 2012 and a $0.1 million increase in other comprehensive income for the nine months ended September 30, 2013 compared to a $0.2 million increase for the first nine months of 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks at December 31, 2012, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2012. During the first nine months of 2013, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2012.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

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

3. 11

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

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 29, 2013.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 29, 2013.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 29, 2013.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 29, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation

By	/s/ Damon J. Gregoire
Damon J. Gregoire
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)

Date: October 29, 2013