Form 10-K
period 2013-12-31
3D SYSTEMS CORP
filed 2014-02-28
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10‑K

_______________________________

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

__________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 28, 2013 was $4,098,482,445. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of the registrant were “held by affiliates.” This assumption is not to be deemed an admission by these persons that they are affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock as of February 19, 2014 was 103,210,661.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

A

3D SYSTEMS CORPORATION

Annual Report on Form 10‑K for the
Year Ended December 31, 2013

PART I

Item 1. Business

General

3D Systems Corporation (“3D Systems” or the “Company”) is a holding company incorporated in Delaware that operates through subsidiaries in the United States, Europe and the Asia-Pacific region, and distributes its products in those areas as well as in other parts of the world. 3D Systems is a leading provider of 3D printing centric design-to-manufacturing solutions including 3D printers, print materials and cloud sourced on-demand custom parts for professionals and consumers alike in materials including plastics, metals, ceramics and edibles. The company also provides a variety of perceptual devices including 3D scan-to-CAD, freeform modeling and inspection tools. Its products and services replace and complement traditional methods and reduce the time and cost of designing new products by printing real parts directly from digital input. These solutions are used to rapidly design, create, communicate, prototype or produce real parts, empowering customers to manufacture the future.

3D printers can print almost anything from personalized medical devices to functional airplane and car parts and from individualized accessories to customized jewelry and toys. Over the past three decades, entire industries transformed their design-to-manufacturing processes using 3D content-to-print solutions. Companies using 3D printing have the freedom to create and manufacture customized products with no additional cost for complexity and uniqueness. Instead of investing in expensive tooling and incurring long lead-times and costly freight charges, customers can use 3D printing to mass customize and locally print what they need, when they need it and in a more cost effective way, while significantly reducing undesired environmental impacts of traditional manufacturing.

We pioneered 3D printing and digital manufacturing with the invention of stereolithography (“SLA”) and the universally used .stl file format almost 30 years ago and we subsequently developed selective laser sintering (“SLS”), multi-jet printing (“MJP”), film transfer imaging (“FTI”), color jet printing (“CJP”), direct metal sintering (“DMS”) and plastic jet printing (“PJP”) 3D printing technologies. Over the past decades many companies enhanced their competitive advantage by embracing our 3D printing solutions to convert their new product design and rapid prototyping activities and transitioned to new Direct Manufacturing of end use parts and custom products. Today, we continue to drive the adoption of large-scale custom manufacturing solutions, including end use parts in a variety of aerospace, defense, transportation and healthcare applications worldwide.

We are committed to democratizing access and accelerating adoption of our products and services through affordability and simplicity for the benefit of professionals and consumers. We are extending the range of our affordable printing solutions from the design department and production floor to classrooms and living rooms.

Our growing portfolio of 3D printers ranges from under $1,000 to nearly $1 million and includes several unique print engines that employ proprietary, additive layer printing processes designed to meet our customers’ most demanding design, prototyping, testing, tooling, production and manufacturing requirements. Our principal print engines include stereolithography, selective laser sintering, direct metal sintering, multi-jet printing, color-jet printing, film transfer imaging and plastic jet printing. We believe that our 3D printing solutions and services enable our customers to develop and manufacture new products faster and more economically, with better quality and greater functionality, than with traditional methods.

Our printers utilize a wide range of proprietary print materials that we develop, blend and market to print real parts. Our print materials range from real wax and plastic to real metals and engineered materials designed to replicate the performance of specific plastics, composites, nylons and metals.  We augment and complement our own portfolio of print materials with materials that we purchase from third parties under private label and distribution arrangements.

We provide our customers with our Geomagic® software tools and Cubify® apps and downloads for creativity and design, including 3D scan-to-CAD and inspection tools, haptic design and sculpting and medical modeling. Our software solutions seamlessly integrate 3D content creation and manipulation with 3D scanners, CAD packages and 3D printers. We also offer proprietary software printer drivers and pre-sale and post-sale services, ranging from applications development and custom engineered production solutions to installation, warranty and maintenance services.

We also provide quick turn, short run custom manufacturing services via our leading Quickparts®, on-demand cloud printed parts services, to satisfy our customers’ entire design-to-manufacturing requirements. We offer a broad range of precision plastic and metal parts capabilities produced from a wide range of 3D printing and traditional materials using a variety of additive and traditional manufacturing processes.

In addition to 3D printing solutions, we provide digitizing scanners for medical and mechanical applications that are sold under our Vidar® brand.

We continue to develop new products and services and have expanded our technology platform and 3D ecosystem through internal developments, relationships with third parties and acquisitions. We maintain ongoing product development programs that are focused on providing our customers with the most comprehensive portfolio of 3D content-to-print solutions, targeting their entire design-to-manufacturing requirements, from desktop prototyping to fab-grade manufacturing. We are focusing on developing a comprehensive menu of affordable to own and operate 3D printing solutions to address applications in the aerospace, automotive, healthcare, education, MCAD, architecture and consumer marketplaces, which we believe represent significant growth opportunities for our business.

We offer a wide variety of products, tools and services including rapid manufacturing used to manufacture end-use parts, rapid prototyping used to quickly and efficiently generate product-concept models and functional testing prototypes, communication and design applications used to produce presentation models, healthcare solutions used for medical study models and tools, consumer solutions used to provide customers with easy to use printers and concept creation apps, and software solutions used to provide CAD modeling, reverse engineering and inspection tools.

We provide expertly integrated solutions consisting of printers, print materials, software tools, 3D scanners and a variety of related Quickparts and other customer services. Our extensive solutions portfolio enables us to offer our customers cost effective ways to transform the manner in which they design, develop and manufacture their products.

Recent Developments

We are continuing to expand our global facilities and increase manufacturing capacity to meet demand for our products and services.  In October, we announced that we plan to expand our Rock Hill, SC, manufacturing operations, which we expect to generate approximately 145 new jobs. We are also expanding manufacturing capacity in our other facilities for printers, including at least tripling our direct metals printers’ production output.

In October, we announced the availability of Cubify Design™, a parametric CAD design tool for consumers and prosumers for complex projects requiring real-world functionality and accuracy.

In November, we announced the availability of the Sense™ 3D scanner, the first ever digital photography device, designed for the consumer and optimized for 3D printing. The Sense delivers precise, instant, physical photography and its user interface includes zoom, track, focus, crop, enhance and share tools. Sense printables can be sent to Cube® and CubeX and ProJet x60 series 3D printers, or directly uploaded to Cubify.com for cloud printing in a range of materials.

In November, we announced the availability of Geomagic Capture®, a family of integrated desktop, scanner and software tools for professional scan-based design and quality inspection. Geomagic Capture is available in six configurations and each package includes a compact, blue-light LED scanner directly integrated with Geomagic software. Using Geomagic Capture, designers and engineers can instantly incorporate real world objects into CAD at their desktops.

In November, we entered into a multi-year development agreement with Google, Inc., to create a continuous high-speed 3D printing production platform and fulfilment system and functional materials in support of its Project Ara. Project Ara aims to develop highly-custom, modular smartphones that allow users the opportunity to make functional and aesthetic choices about their device.

In December, we announced the availability of the ProJet® 4500 3D printer, a continuous-tone and full-color plastic 3D printer.  This professional 3D printer delivers ready-to-use, full-color durable plastic parts for a wide range of modeling, functional prototyping and real-use products. The ProJet 4500 builds with a new class of sustainable VisiJet® C4 Spectrum materials that were launched simultaneously. This printer delivers both flexible and strong parts with pixel-by-pixel color, in high-resolution color with a superior surface finish.

In December, we announced the availability of the ProJet 5500X, a multi-material, 3D printer and a related family of engineered composite materials to deliver high quality, accurate and tough parts. The ProJet 5500X simultaneously prints and fuses together flexible, rigid and polycarbonate-like composite materials layer by layer at the pixel level in a variety of colors and shades including opaque, clear, black, white and shades of gray. Our printed multi-material composites result in realistic, functional, large and small prototypes and products for a wide range of manufacturers, designers and engineers.

In December, we announced the availability of the ProX™ 950 SLA® 3D printer, the largest-format, highest-speed, greatest accuracy and greenest 3D printer we currently provide. The ProX 950 is equipped with our PolyRay™ print head technology that can manufacture real parts at up to 10 times the speed of other 3D printers, drawing on a wide choice of high-performance engineered materials that are qualified for aerospace, medical device and industrial use-cases.

In December, we announced the availability of the ProX 500 SLS® 3D printer that delivers high-precision, durable and high-quality parts in a compact production-grade system. Designed for the manufacturing floor, the ProX 500 produces ready-to-use functional parts and complete assemblies for a variety of aerospace, automotive, patient-specific medical devices, fashion accessories and mobile device cases. The compact ProX 500 printer was developed in tandem with our new DuraForm® ProX material to produce smoother wall surfaces and injection molding-like part quality.

In December, we announced the availability of the ProX 300,  the first Phenix system to be rebranded as part of our rapidly expanding DMS 3D printers family. The ProX 300 is a direct metal printer with an industrial grade direct metal platform that is specifically designed for demanding manufacturing floor conditions, delivering high density, metal-printed parts from a large choice of materials and to accurate precision. We also have available our rebranded ProX 100 and ProX 200 DMS 3D printers.

In December, we announced the availability of the ProJet 1200, a new micro-SLA 3D printer that is ideal for small, precise, detail-rich parts and casting patterns, such as jewelry, electronic components and dental wax-ups. With a footprint smaller than a coffee maker and an all-in-one cartridge materials delivery system that  is economical to own, safe to operate anywhere and simple to use. We expect shipments for the ProJet 1200 to begin during the first quarter of 2014.

In December, we announced the acquisition of Figulo, a provider of 3D-printed ceramics. We plan to integrate Figulo’s operations into our Cubify ecosystem and our professional cloud printing service, Quickparts, and to leverage Figulo’s ceramics materials and process knowledge to fast track the commercialization of our own family of end-user real ceramic 3D printers based on our ColorJet Printing technology. 3D-printed ceramics enable new possibilities in complex designs for kitchenware, tiling, art and more.

In December, we announced the acquisition of Village Plastics Co., a manufacturer of filament-based ABS, PLA and HIPS 3D printing materials. Through its manufacturing facility in Norton, Ohio, Village Plastics delivers high quality, precision 3D printing filaments. We plan to integrate Village Plastics materials and manufacturing technologies to accelerate our development of advanced filament-based materials for our Cube and CubeX 3D printers. Additionally, we plan to support all Village Plastics’ existing customers by providing full access to our complete portfolio of design-to-manufacturing products and services.

In December, we announced the acquisition of Xerox Corporation’s Wilsonville, Oregon product design, engineering and chemistry group and related assets. As part of the agreement, we have added more than 100 Xerox engineers and contractors specializing in product design and materials science to our global R&D team and operate our own facility within the Xerox Wilsonville campus. Xerox will provide ink and print head development resources along with research relevant for digital printing and the 3D markets.

In December, we announced the acquisition of Gentle Giant Studios, a provider of 3D modeling for the entertainment and toy industry. Gentle Giant Studios develops high quality content using 3D scanning and modeling to develop and manufacture licensed 3D printed characters, toys and collectibles from a variety of franchise properties with global brand recognition. We plan to leverage Gentle Giant Studios’ technology and library of digital content into our consumer platform and extend existing brand relationships to further the reach of 3D scanning, modeling and printing for entertainment, toys, collectibles and action figures.

In January, we revealed several new consumer products at the 2014 International Consumer Electronics Show (“CES”), including six new 3D printers. The Cube® 3 3D printer, expected to be released during the second quarter of 2014, is the first sub-$1,000 plug-and-play home printer that is certified kid-safe and offers multi-material and dual color options. The CubePro™ 3D printer, expected to be priced below $5,000 and released during the second quarter of 2014, offers printing in up to 3 colors at a time and the largest build size in its class and utilizes a controlled print chamber that automatically adjusts for ABS and/or PLA print materials. The ChefJet™ and ChefJet Pro 3D printers, expected to be released during the second half of 2014 at sub-$5,000 and sub-$10,000, respectively, printing in real sugar and chocolate. The CeraJet™ 3D printer prints in real ceramic material that is ready for glazing and firing and is expected to be released during the second half of 2014 for under $10,000. The CubeJet™ 3D printer is the first desktop, full-color printer and we expect to release it during the second half of 2014 for less than $5,000. We also unveiled the Touch™, the first haptic-based, consumer mouse for 3D sculpting and design with instant force feedback, which is expected for commercial shipment during the second quarter of 2014 at $499, including software. We previewed the iSense, a 3D scanner for iPads for physical photography of objects up to 10 feet and optimized for seamless 3D printing, which is expected to be available in the second quarter of 2014 for $499. At CES, we also showcased the 3DMe® Photobooth, an integrated physical photography pod to bring the 3DMe experience to retail floors and event spaces, which we expect to commercialize in the second quarter of 2014.

In January, we announced a partnership with Intel Corporation to mainstream the adoption of 3D scanning and 3D printing. We will make available our consumer Sense scanning, editing and 3D printing software applications for Intel-powered Ultrabook, 2 in 1, AIO and tablet devices equipped with the new Intel 3D camera during the second half of 2014. Also in January, we announced a multi-year joint development agreement with The Hershey Company, a large producer of chocolate in North America and a global leader in chocolate, sweets and refreshment, to explore and develop innovative opportunities for using 3D printing technology in creating edible foods, including confectionery treats.  In February of 2014, Hasbro, Inc., a global branded play company, announced their intent to co-develop, co-venture and deliver new immersive, creative play experiences powered by 3D printing for children and their families later in 2014.

Products

Printers and Other Products

All our 3D printers employ one of our seven print engines, which are discussed in more detail below. Our 3D printers convert data input from any CAD generated software format or 3D scanning and sculpting devices, to printed parts using our proprietary engineered plastic, metal, nylon, rubber, wax and composite print materials. Our professional and production printers comprise our SLA, SLS, DMS, MJP, CJP, and FTI printers. Our consumer printers price points include our PJP and CJP printers.

Customers use our professional and production printers to produce highly accurate geometries and/or very durable parts for applications in various industries, including aerospace, automotive and patient-specific medical devices for a variety of healthcare use cases. They are also used in engineering and design spaces for product development, architecture, marketing communication, education and research and for custom manufacturing of advanced oral and orthopedic restorative devices, custom jewelry and customized toys, action figures and collectibles. Our professional printers are capable of rapidly producing tools, fixtures, jigs, patterns, medical models and end-use parts.

Our consumer 3D printers produce ready-to-use functional parts at home, school or office workstations. These plug and print 3D printers enable students, consumers, designers, engineers, hobbyists and do-it-yourselfers to imagine, design and print their ideas at home or at their desks.

We develop, blend, compound, extrude and market a wide range of proprietary print materials that replicate the performance of engineered plastics, composites and metals. We augment and complement our own portfolio of print materials with materials that we purchase from third parties under private label and distribution arrangements.

We provide our customers proprietary software tools under our Geomagic brand name for professionals and Cubify brand for consumers. We provide a library of content files and content creation apps through our Cubify.com online destination. We also provide software drivers embedded within our printers. We provide pre-sale and post-sale services, ranging from applications development to installation, warranty and maintenance services. We also provide a comprehensive suite of printed parts services through our Quickparts branded, on-demand custom parts services. Our Quickparts services offer a broad range of precision plastic and metal parts service capabilities produced from a wide range of 3D printing and traditional materials using a variety of additive and traditional manufacturing processes.

3D Printer Solutions

SLA Printers

Our stereolithography printers convert our proprietary, engineered print materials and composites into solid cross-sections, layer by layer, to print the desired fully fused objects. Our SLA printers are capable of making multiple distinct parts at the same time and are designed to produce highly accurate geometries in a wide range of sizes and shapes with a variety of material performance characteristics. Our family of SLA printers offers a wide range of capabilities, including size, speed, accuracy, throughput and surface finish in different formats and price points. Our SLA printers come in a variety of print formats and footprint sizes designed to quickly and economically produce durable plastic parts with unprecedented surface smoothness, feature resolution, edge definition and tolerances that rival the accuracy of CNC-machined plastic parts.

SLA parts are designed for uses from functional models to foundary patterns and end-use parts and are known for their ultra-high definition, fine feature detail, resolution and surface quality. Product designers, engineers and marketers in many manufacturing companies throughout the world use our SLA printers for a wide variety of applications, ranging from automotive, aerospace and consumer and electronic applications to healthcare for mass customization of orthodontics, hearing aids and surgical guides and kits.

SLS Printers

Our selective laser sintering printers convert our proprietary, engineered print materials and composites by melting and fusing (sintering) these print materials into solid cross‑sections, layer by layer, to produce finished parts. SLS printers can create parts from a variety of proprietary engineered plastic and nylon powders and are capable of processing multiple parts in a single build session.

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

Our family of SLS printers comes in a variety of print formats and degrees of automation. Our SLS production printers are designed to enable our customers to mass customize and produce high-quality, end-use parts, patterns, fixtures and tools consistently and economically from our proprietary engineered plastics, nylons and composites, on site and on demand.

DMS Printers

Our direct metal sintering printers produce chemically pure, fully dense metal parts, by sintering very fine granularity powders in a variety of different metals materials and a ceramic material. We offer direct metal printers in several sizes, including the ProX 100, 200 and 300.

MJP Printers

Our professional MJP printers utilize jetting head technology to deliver high quality, accurate and tough parts in plastics, wax, engineered materials and the capability to print parts in multiple materials in a single part. Our MJP professional printers come with a five-year print head warranty and are designed to print high-definition, functional and durable models for form, fit and function analysis, including certain models that are capable of ultra-fine resolution for precision dental and jewelry applications.

CJP Printers

Our professional CJP printers produce parts in ceramic-like material and plastics using powder materials and binders.  These printers are full color printers, capable of printing in a million colors pixel by pixel and are ideal for MCAD, architecture, design communication, education, art and medical modeling applications.

FTI Printers

Our film transfer imaging printers use DLP light curing technology to print durable plastic parts with a smooth surface finish and true to design detailed features. Parts printed on these ProJet printers can be drilled, machined, painted and metal-plated after building and parts can be printed in six different colors.

PJP Printers

Our PJP consumer 3D printers utilize a proven, simple, clean, compact and quiet plastic extrusion print engine technology designed for office, home and classroom use. Our PJP printers are designed and engineered to be simple, accurate and robust and some are equipped with up to three compact precision print heads for print speed, accuracy, multi-color, multi-material printing with fast material changeovers and multiple print modes available.

PJP printers offer an easy to use interface, affordable color printing in one to three colors in a  single build in PLA or ABS plastic.

3D Print Materials

As part of our integrated solutions approach, we blend, market, sell and distribute proprietary, consumable, engineered plastic, nylon and metal materials and composites under several leading brand names for use in all our printers. We market our SLA materials under the Accura® brand, our SLS materials under the DuraForm, CastForm™ and LaserForm™ brands and materials for our MJP, CJP and FTI printers under the VisiJet brand. We augment and complement our own portfolio of print materials with materials that we purchase from third parties under private label and distribution arrangements.

With the exception of the recently acquired metals printers, our currently offered printers have built-in intelligence that communicates vital processing and quality statistics in real time. For these printers, we furnish integrated print materials that are specifically designed for use in those printers and that are packaged in smart cartridges designed to enhance system functionality, up-time, materials shelf life and overall printer reliability, with the objective of providing our customers with a built-in quality management system and a fully integrated work flow solution.

We work closely with our customers to optimize the performance of our print materials in their applications. Our expertise in print materials formulation, combined with our process, software and equipment design strengths, enables us to help our customers select the print material that best meets their needs and obtain optimal cost and performance results. We also work with third parties to develop different types of print materials designed to meet the needs of our customers.

SLA Print Materials and Composites

Our family of proprietary stereolithography materials and composites offers a variety of plastic-like performance characteristics and attributes designed to mimic specific, engineered, thermoplastic materials. When used in our SLA printers, our proprietary liquid resins turn into a solid surface one layer at a time, and through an additive building process, all the layers bond and fuse to make a solid part. SLA print materials are ideal for fit and form testing, wind tunnel testing, patterns and molds, show models and healthcare applications such as in-the-ear hearing aids, surgical kits and medical models.

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

SLS Print Materials and Composites

Our family of proprietary selective laser sintering materials and composites includes a range of rigid plastic, elastomeric and nylon materials as well as various composites of these ingredients. Our SLS printers have built-in versatility; therefore, the same printers can be used to process multiple materials.

Our DuraForm laser sintering materials include CastForm and LaserForm proprietary SLS materials. SLS materials are used to create durable, functional end-use parts, prototypes and durable patterns as well as assembly jigs and fixtures. They are also used to produce flexible, rubber-like parts, high-temperature resistant parts, patterns for investment casting, functional tooling such as injection molding tool inserts, and end-use parts for customized advanced manufacturing applications.

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

Metal Materials

Our family of DMS print materials includes metal and ceramic very fine powders with granularity of six to nine microns. These materials include ceramics, stainless steels, tool steels, super alloys, non-ferrous alloys, precious metals and alumina. Our DMS printers and materials are used for chemically pure, fully dense, fine feature detail printing of end use part and patterns in aerospace, automotive and healthcare applications. Super alloys are commonly used in parts of gas turbine engines that are subject to high temperatures and require high strength, high temperature creep resistance, phase stability and oxidation and corrosion resistance. Non-ferrous metals include aluminum and titanium. Precious metals such as gold, silver and platinum and exotic or rare metals such as cobalt, mercury or tungsten can also be processed.

VisiJet Print Materials

Our family of MJP VisiJet print materials includes plastic, wax and engineered part-building materials and compatible disposable support materials that are used in the modeling process and facilitate an easily-melted support removal process. Our CJP VisiJet materials include powder-based and plastic materials and binders. These print materials are sold to our customers packaged in proprietary smart cartridges designed for our professional 3D printers. Our proprietary VisiJet plastic print materials are ideal for study models and form, fit and function engineering studies. VisiJet wax print materials and special dissolvable support materials are used for direct casting applications such as custom jewelry manufacturing, dental crowns and bridge work and other casting and micro-casting applications. Our VisiJet materials family also includes durable materials that provide injection-molded like properties for high-end prototyping and demanding applications and high performance powders for full-color printing in ceramic-like material and plastics for design communication, architecture, medical and education applications.

PJP Print Materials

Our family of print materials for use in our PJP 3D printers includes polylatic acid (PLA), acrylonitrile butadiene styrene (ABS), polypropylene (PP), high density polyethylene (HDPE), low density polyethylene (LDPE), and unplasticised polyvinyl chloride (uPVC). These print materials are packaged in proprietary smart cartridges and offer a variety of properties, including tough polymer materials for car bumpers, tough and flexible polymers for face masks or containers, and chemical and solvent resistant materials for fuel tanks, snowboards and water pipes. PLA and ABS plastics are for use in our consumer 3D printers, providing multi-color, durable, real plastic parts.

Software Solutions

We provide our customers with software tools for design, reverse engineering and inspection and proprietary digital workflow software tools. We offer Geomagic software packages and design tools for reverse engineering, inspection and haptic design packages, enabling our customers to open scan data directly in the CAD parametric environment, design in Voxel CAD and sculpt. We also offer Cubify Invent and Cubify Design CAD software solutions. We also offer proprietary software embedded within our printers.

3D Scanners

We offer affordable 3D scanners enabling seamless integration with our software solutions and 3D printers for consumers and professionals. Geomagic Capture™ is designed for the professional user and is available in six configuration packages, each including a compact, ultra-precise, blue light LED scanner directly integrated with our Geomagic software. The Sense™ 3D scanner is the first 3D scanner designed for the consumer and optimized for 3D printing. It delivers precise, instant digital data for physical photography or 3D design. Our scanners are easy to use and intuitive for a fraction of the cost of others available in their classes today.

Services

Warranty, Maintenance and Training Services

We provide a variety of customer services and local application support and field support on a worldwide basis for all our SLA, SLS and DMS 3D printers. For our 3D printers and software, we provide these services and field support either directly or through a network of authorized resellers or other sources. We are continuing to expand our reseller channel for our line of consumer and professional 3D printers and software and to train our resellers to perform installation and maintenance services for our printers.

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

All our 3D printers are sold with maintenance support that generally covers a warranty period ranging from 90 days to one year. We generally offer service contracts that enable our customers to continue maintenance coverage beyond the initial warranty period. These service contracts are offered with various levels of support and are priced accordingly. We employ customer-support sales engineers in North America, in several countries in Europe and in parts of the Asia-Pacific region to support our worldwide customer base. As a key element of warranty and service contract maintenance, our service engineers provide regularly scheduled preventive maintenance visits to customer sites. We also provide training to our distributors and resellers to enable them to perform these services.

We distribute spare parts on a worldwide basis to our customers, primarily from locations in the U.S. and Europe.

We also offer upgrade kits for certain of our printers that enable our existing customers to take advantage of new or enhanced printer capabilities; however, we have discontinued upgrade support for certain of our older legacy printers.

Quickparts Services

We provide an extensive suite of on-demand parts services through our Quickparts branded global network of fulfillment facilities. Our Quickparts service offers a broad range of precision plastic and metal parts service capabilities produced from a wide range of 3D printing and traditional materials using a variety of additive and traditional manufacturing processes. Customers may procure a complete range of precision plastic and metal parts services using a variety of finishing, molding and casting capabilities. In addition, preferred service providers and leading service bureaus can use our on-demand custom parts service as their comprehensive order-fulfillment center.

We are continuing to expand our Quickparts service by bringing together a wide range of production and additive grade print materials and the latest additive and traditional manufacturing systems to deliver to our customers the broadest available range of precision plastic and metal parts and assemblies. Since October 2009, we have acquired sixteen service providers in the U.S., Europe and Asia-Pacific, enhancing our North American and European presence and expanding our local presence in Australia and China.

Consumer Services

In addition to our consumer 3D printers, we offer Cubify, our online hosting and publishing platform providing simple-to-use content creation tools, content downloads, cloud printing services and licensing arrangements and hosting for third parties. We are continuing to expand our Cubify offerings, including expanded content creation tools, content files and partnerships to offer personalized and customized jewelry, figurines, collectibles, toys, housewares, edibles and other items.

Software Services

In addition to our software products, we offer customers post sale software maintenance, which includes updates and software support, for our design, reverse engineering and inspection software packages.

Global Operations

We operate in North America,  Europe and the Asia-Pacific regions, and distribute our products and services in those areas as well as to other parts of the world. Revenue in countries outside the U.S. accounted for 44.5%, 44.5% and 48.9% of consolidated revenue in the years ended December 31, 2013, 2012 and 2011, respectively.

In maintaining foreign operations, we expose our business to risks inherent in such operations, including currency fluctuations. Information on foreign exchange risk appears in Part I, Item 1A “Risk Factors”, Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Item 8, “Financial Statements and Supplementary Data,” of this Form 10‑K, which information is incorporated herein by reference.

Financial information about geographic areas, including revenue, long-lived assets, and cash balances, appears in Note 21 to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, which information is incorporated herein by reference.

Marketing and Customers

Our sales and marketing strategy focuses on an integrated approach that is directed at providing 3D content-to-print solutions and services to meet a wide range of customer needs. This integrated approach includes the sales and marketing of our parts service, either as an adjunct to a customer’s in-house use of additive technologies or to the much broader audience of users who do not have 3D printers.

Our sales organization is responsible for the sale of all of our products and services on a worldwide basis and for the management and coordination of our growing network of authorized resellers. With the exception of our online channels and direct Quickparts salespersons, we sell our products primarily through resellers who are supported by our own experienced channel sales managers consisting of salespersons who work throughout North America, Europe and Asia-Pacific.  Our application engineers provide professional services through pre-sales and post-sales support and assist existing customers so that they can take advantage of our latest print materials and techniques to improve part quality and machine productivity. This group also leverages our customer contacts to help identify new application opportunities that utilize our proprietary processes and access to our Quickparts printing service.  As of December 31, 2013, our worldwide sales, application and service staff consisted of 234 employees.

In certain areas of the world where we do not operate directly, we have appointed sales agents, resellers and distributors who are authorized to sell our production printers and the print materials used in them on our behalf. Certain of those agents, resellers and distributors also provide services to customers in those geographic areas.

Our consumer and professional printers and related print materials, services, 3D scanners and software solutions are sold worldwide directly and through a network of authorized distributors and resellers who are managed and directed by a dedicated team of channel sales managers.

As a complement to our printers and print materials sales, we maintain our on demand parts service, a global network of parts printing service locations branded as Quickparts. Quickparts is designed to provide our customers a single source for all their design-to-manufacturing needs, through which we offer access to a wide range of additive and traditional manufacturing technologies, print materials from plastics to metals and our project management and finishing capabilities through a powerful e-commerce platform with on-line quoting, plug-ins and secure ordering.

Our consumer oriented 3D printers, design productivity tools, downloadable content, and curation services are available through Cubify and through hundreds of retail stores and traditional retail distributors.

Our commercial customers include major companies and small and midsize businesses in a broad range of industries, including manufacturers of automotive, aerospace, computer, electronic, defense, education, consumer, energy and healthcare products. Purchasers of our printers include original equipment manufacturers (OEM’s), government agencies, universities and other educational institutions, independent service bureaus and individual consumers.  No single customer accounted for more than 10 percent of our consolidated revenue for the years ended December 31, 2013, 2012 or 2011.

Production and Supplies

We assemble our Cube X consumer 3D printers and our ProJet 1000 through 7000 professional 3D printers and other equipment at our Rock Hill, South Carolina facilities. Our Vidar digitizers and Cube consumer 3D printers are assembled in our Herndon, Virginia facility. Our ProJet x60 series of professional printers are assembled at our Andover, Massachusetts location. Our direct metals printers are produced in our Riom, France facility, as part of the acquisition of Phenix Systems.

We outsource certain production printer assembly and refurbishment activities to selected design and engineering companies and suppliers in the United States. These suppliers also carry out quality control procedures on our printers prior to their shipment to customers. As part of these activities, these suppliers have responsibility for procuring the components and sub-assemblies that are used in our printers. We purchase finished printers from these suppliers pursuant to forecasts and customer orders that we supply to them. While the outsourced suppliers of our printers have responsibility for the supply chain of the components for the printers they assemble, the components, parts and sub-assemblies that are used in our printers are generally available from several potential suppliers.

We produce print materials at our facilities in Andover, Massachusetts, Norton, Ohio, Marly, Switzerland and Rock Hill, South Carolina. We also have arrangements with third parties who blend to our specifications certain print materials that we sell under our own brand names. As discussed above, we also purchase print materials from third parties for resale to our customers.

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

Research and Development

The 3D printing industry is experiencing rapid technological change. Consequently, we have ongoing research and development programs to develop new printers and print materials and to enhance our product lines as well as to improve and expand the capabilities of our printers, print materials and software. This includes all significant technology platform developments for all our print engines, print materials, software products and perceptual devices which includes our scanners and haptic tools. Our development efforts are often augmented by development arrangements with research institutions, customers, suppliers of material and hardware and the assembly and design firms that we have engaged to assemble our printers. From time to time, we also engage third party engineering companies and specialty print materials companies in specific development projects.

In addition to our internally developed technology platforms, we have acquired products or technologies developed by others by acquiring business entities that held ownership rights to the technologies. In other instances we have licensed or purchased the intellectual property rights of technologies developed by third parties through licensing agreements that may obligate us to pay a license fee or royalty, typically based upon a dollar amount per unit or a percentage of the revenue generated by such products. As noted below, the amount of such royalties was not material to our results of operations or consolidated financial position for the three-year period ended December 31, 2013.

Research and development expenses were $43.5 million, $23.2 million and $14.3 million in 2013, 2012 and 2011, respectively.

We capitalized software development costs of $0.3 million from acquisitions in 2013. We did not capitalize any software development costs in 2012.  We capitalized software development costs of  $7.9 million from acquisitions in 2011.  See Note 6 to the Consolidated Financial Statements.

Intellectual Property

We regard our technology platforms and materials as proprietary and seek to protect them through copyrights, patents, trademarks and trade secrets. At December 31, 2013 and 2012, we held 973 and 852 patents worldwide, respectively. At December 31, 2013, we also had 204 pending patent applications worldwide, including applications covering inventions contained in our recently introduced printers. The principal issued patents covering aspects of our various technologies will expire at varying times through the year 2027.

We are also a party to various licenses that have had the effect of broadening the range of the patents, patent applications and other intellectual property available to us.

We have also entered into licensing or cross-licensing arrangements with various companies in the United States and in other countries that enable those companies to utilize our technologies in their products or that enable us to use their technologies in our products. Under certain of these licenses, we are entitled to receive, or we are obligated to pay, royalties for the sale of licensed products in the U.S. or in other countries. The amount of such royalties was not material to our results of operations or consolidated financial position for the three-year period ended December 31, 2013.

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

Our competitors also include other suppliers of 3D printers, print materials and software, including CAD design and scanning software, as well as suppliers of forming manufacturing solutions such as vacuum casting equipment. A number of companies currently sell print materials that compete with those we sell, and there are a wide number of suppliers of maintenance services for the equipment that we sell.  Numerous suppliers of these products operate both internationally and regionally, and many of them have well-recognized product lines that compete with us in a wide range of our product applications.

Competition in the on-demand parts printing service business is highly fragmented, with most of the services suppliers operating on a local level.

We believe that our future success depends on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technologies to new applications and anticipate and respond to emerging standards, business models, service delivery methods and other technological changes.

Employees

At December 31, 2013, we had 1,388  full-time employees. Although some of our employees outside the U.S. are subject to local statutory employment and labor arrangements, none of our U.S. employees are covered by collective bargaining agreements. We have not experienced any material work stoppages and believe that our relations with our employees are satisfactory.

Available Information

Our website address is www.3DSystems.com.  The information contained on our website is neither a part of, nor incorporated by reference into, this Form 10-K. We make available free of charge through our website our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K,  amendments to those reports, and other documents that we file with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330.

Several of our corporate governance materials, including our Code of Conduct, Code of Ethics for Senior Financial Executives and Directors, Corporate Governance Guidelines, the current charters of each of the standing committees of the Board of Directors and our corporate charter documents and by-laws are available on our website.

Executive and Other Officers

The information appearing in the table below sets forth the current position or positions held by each of our officers and his or her age as of February 1,  2014. All of our officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our officers or directors.

Name and Current Position	Age as of February 1, 2014
Abraham N. Reichental
President and Chief Executive Officer	57
Charles W. Hull
Executive Vice President, Chief Technology Officer	74
Damon J. Gregoire
Senior Vice President and Chief Financial Officer	45
Kevin P. McAlea
Senior Vice President and Chief Impact Officer	55
Andrew M. Johnson
Vice President, General Counsel and Secretary	39
Cathy L. Lewis
Vice President, Chief Marketing Officer	62

We have employed each of the individuals in the foregoing table other than Ms. Lewis for more than five years.

Ms. Lewis joined us as Vice President Global Marketing on October 15, 2009 and was elected an officer of the company in May 2010.  From 2006 until 2009, she was Chief Executive Officer of Desktop Factory, Inc., a venture financed technology start-up focused on the development and delivery of a low cost 3D printer. For more than three years prior to 2006, Ms. Lewis served as Senior Vice President, Marketing for IKON Office Solutions, a global office copying/printing/imaging and related services company.

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

The risks discussed below also include forward‑looking statements that are intended to provide our current expectations with regard to those risks. There can be no assurance that our current expectations will be met, and our actual results may differ substantially from the expectations expressed in these forward‑looking statements.

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

We completed eleven acquisitions in 2013.  We also intend to continue to evaluate acquisition opportunities in the future in an effort to expand our business and enhance stockholder value.  Acquisitions involve certain risks and uncertainties including:

•

Difficulty in integrating newly acquired businesses and operations in an efficient and cost-effective manner, which may also impact our ability to realize the potential benefits associated with the acquisition;

•	The risk that significant unanticipated costs or other problems associated with integration may be encountered;

•	The challenges in achieving strategic objectives, cost savings and other anticipated benefits;

•	The risk that our marketplaces do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in the marketplaces that we serve;

•	The risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying party;

•	The inability to maintain a relationship with key customers, vendors and other business partners of the acquired businesses;

•	The difficulty in maintaining controls, procedures and policies during the transition and integration;

•	The potential loss of key employees of the acquired businesses;

•	The risk of diverting management attention from our existing operations;

•	The potential failure of the due diligence process to identify significant problems, liabilities or other challenges of an acquired company or technology;

•	The risk that we incur significant costs associated with such acquisition activity that may negatively impact our operating results before the benefits of such acquisitions are realized, if at all;

•	The risk of incurring significant exit costs if products or services are unsuccessful;

•	The entry into marketplaces where we have no or limited direct prior experience and where competitors have stronger marketplace positions;

•	The exposure to litigation or other claims in connection with our assuming claims or litigation risks from terminated employees, customers, former shareholders or other third parties; and

•	The risk that historical financial information may not be representative or indicative of our results as a combined company.

If we cease to generate net cash flow from operations and if we are unable to raise additional capital, our financial condition could be adversely affected and we may not be able to execute our growth strategy.

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

During 2013 we carried out one capital markets transaction and received $272.1 million of net proceeds. From time-to-time we may seek access to additional external sources of capital to fund working capital needs, capital expenditures, acquisitions and for other general corporate purposes. However, we cannot assure you that capital would be available from external sources such as bank credit facilities, debt or equity financings or other potential sources to fund any of those future needs.

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

Approximately 44.5 percent of our consolidated revenue is derived from customers in countries outside the U.S. There are many risks inherent in business activities outside the U.S. that, unless managed properly, may adversely affect our profitability, including our ability to collect amounts due from customers. While most of our operations outside the U.S. are conducted in highly developed countries, they could be adversely affected by:

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

We intend to continue to follow a strategy of continuing product development to enhance our position to the extent practicable. We cannot assure you that we will be able to maintain our current position in the field or continue to compete successfully against current and future sources of competition. If we do not keep pace with technological change and introduce new products, we may lose revenue and demand for our products. We also incur significant costs associated with the investment in our product development in furtherance of our strategy that may not result in increased revenue or demand for our products and which could negatively affect our operating results.

New regulations related to conflict-free minerals may cause us to incur additional expenses and may create challenges with our customers.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability regarding the use of “conflict” minerals mined from the Democratic Republic of Congo (the “DRC”) and adjoining countries. The SEC has established new annual disclosure and reporting requirements for those companies who use “conflict” minerals sourced from the DRC and adjoining countries in their products. We are currently conducting due diligence efforts in order to adhere to the initial disclosure requirements beginning in May 2014. These new requirements could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict-free minerals, we cannot ensure that we will be able to obtain these conflict-free minerals in sufficient quantities or at competitive prices. Compliance with these new requirements may also increase our costs, including costs that may be incurred in conducting due diligence procedures to determine the sources of certain minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. In addition, we may face challenges with our customers if we are unable to sufficiently verify the origins of the minerals used in our products.

We depend on our supply chain for components and sub-assemblies used in our 3D printers and for raw materials used in our print materials. If these relationships were to terminate or be disrupted, our business could be disrupted while we located alternative suppliers and our expenses may increase.

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

Products as complex as those we offer may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing, are not discovered until after the product has been installed and used by customers. This could result in lost revenue, delayed marketplace acceptance of the product, claims from customers or others, damage to our reputation and business or significant costs to correct the defect or error.

We attempt to include provisions in our agreements with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our products. However, the nature and extent of these limitations vary from customer to customer. Their effect is subject to a variety of legal limitations and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future.

The sale and support of our products entails the risk of product liability claims. Any product liability claim brought against us, regardless of its merit, could result in material expense, diversion of management time and attention, damage to our business reputation and failure to retain existing customers or to fail to attract new customers.

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

The market price of our common stock has experienced, and may continue to experience, considerable volatility. Between January 1, 2012 and December 31, 2013,  after giving effect to the three-for-two stock split in the nature of a 50% stock dividend that we distributed in February 2013, the trading price of our common stock has ranged from a low of $9.82 per share to a high of $92.93 per share.

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

We have an effective registration statement on Form S-3 under which, among other things, we may issue up to $500.0 million of securities. We issued $272.1 million of Common Stock in 2013 and $112.1 million of Common in Stock in 2012 in reliance upon this registration statement and the remaining $115.8 million of securities covered by it may be issued until June 12, 2015. We may file a new registration statement at any time to increase these available amounts as necessary to provide flexibility to execute our growth strategy.

In February 2013, the Company announced that its Board of Directors declared a three-for-two split of the Company’s common stock in the nature of a 50% stock dividend. On February 22, 2013, each stockholder of record at the close of business on February 15, 2013 received one additional share for every two shares held on the record date. In lieu of fractional shares, shareholders received a cash payment based on the closing market price of our stock on the record date. Trading began on a split-adjusted basis on February 25, 2013.

Our Certificate of Incorporation, as amended, authorizes our issuance of up to a total 220.0 million shares of common stock, of which 103.8 million shares have been issued or are otherwise currently reserved for issuance.  Future issuances could have the effect of diluting our earnings per share as well as our existing stockholders’ individual ownership percentages and could lead to volatility in our common stock price.

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

Our balance sheet contains several categories of intangible assets totaling $511.8 million at December 31, 2013 that we could be required to write off or write down in the event of the impairment of certain of those assets arising from any deterioration in our future performance or other circumstances. Such write-offs or write-downs could adversely impact our future earnings and stock price, our ability to obtain financing and affect our customer relationships.

At December 31, 2013, we had $370.1 million in goodwill capitalized on our balance sheet. Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” requires that goodwill and some long-lived intangibles be tested for impairment at least annually. In addition, goodwill and intangible assets are tested for impairment at other times as circumstances warrant, and such testing could result in write-downs of some of our goodwill and long‑lived intangibles. Impairment is measured as the excess of the carrying value of the goodwill or intangible asset over the fair value of the underlying asset. A key factor in determining whether impairment has occurred is the relationship between our market capitalization and our book value. Accordingly, we may, from time to time, incur impairment charges, which are recorded as operating expenses when they are incurred and would reduce our net income and adversely affect our operating results in the period in which they are incurred.

As of December 31, 2013, we had $141.7 million of other intangible assets, net, consisting of licenses, patents, and other intangibles that we amortize over time. Any material impairment to any of these items would result in a non-cash charge and would not impact our cash position or cash flows, but such a charge could adversely affect our results of operations and equity and could affect the trading price of our common stock in the period in which they are incurred.

As discussed below, we completed several business acquisitions during 2013, 2012 and 2011. The majority of the acquisitions have resulted in our recording additional goodwill on our consolidated balance sheet. This goodwill typically arises because the purchase price for these businesses reflects a number of factors including the future earnings and cash flow potential of these businesses, the multiples to earnings, cash flow and other factors, such as prices at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which we acquired the business, and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

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

In addition, we are subject to audits and examinations of previously filed income tax returns by the Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities. We regularly assess the potential impact of such examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that we expect may result from the current examinations. We believe such estimates to be reasonable; however, there is no assurance that the final determination of any examination will not have an adverse effect on our operating results and financial position.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We occupy an 80,000 square foot headquarters, research and development and manufacturing facility in Rock Hill, South Carolina, which we lease pursuant to a lease agreement with Lex Rock Hill, LP. After its initial term ending August 31, 2021, the lease provides us with the option to renew the lease for two additional five-year terms as well as the right to cause Lex Rock Hill, LP, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of approximately $0.7 million annually from 2013 through 2020, including a  rent escalation in 2016, and $0.5 million in 2021. Under the terms of the lease, we are obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. Pursuant to the terms of the lease, we exercised the right to purchase the undeveloped land surrounding the leased premises in March 2011.  We purchased this 11-acre parcel contiguous to our Rock Hill facility for future expansion and additional facility capacity to continue to expand in-house manufacturing activities for printers and print materials.

In addition, we lease a second property in Rock Hill, SC for production and warehouse facilities and several other properties globally, which are summarized in the table below:

Location	Square Feet	Primary Function
Wilsonville, Oregon	80,000	Research and development
Baja, Mexico	63,400	Quickparts services
Andover, Massachusetts	57,600	Production and research and development
Lawrenceburg, Tennessee	35,000	Quickparts services
Rock Hill, South Carolina	33,700	Production and warehouse
Riom, France	33,300	Production and research and development
Turin, Italy	32,300	Quickparts services
Morrisville, North Carolina	32,200	Research and development and sales
Seoul, Korea	30,900	Research and development and sales
Seattle, Washington	30,000	Quickparts services
Herndon, Virginia	27,000	Production and research and development
Burbank, California	23,000	Production and sales
High Wycombe, United Kingdom	22,300	Quickparts services
Le Mans, France	21,300	Quickparts services
Budel, Netherlands	19,900	Quickparts services
Langhorne, Pennsylvania	18,800	Quickparts services
Marly, Switzerland	15,300	Production and research and development
Hemel Hempstead, United Kingdom	12,400	General and corporate
Norton, Ohio	12,000	Production
Valencia, California	11,000	Research and development
Atlanta, Georgia	10,900	Quickparts services

We also lease various other sales and service offices in Germany, the United Kingdom, the Netherlands, Australia, Japan, China, and India as well as various other facilities used in the U.S., Australia and the Netherlands.

Item 3. Legal Proceedings

For information relating to legal proceedings, see Note 22 to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On May 26, 2011, we transferred the listing of our Common Stock to the New York Stock Exchange (“NYSE”) under the trading symbol “DDD.” Prior to that, our Common Stock was listed on The NASDAQ Global Market (“NASDAQ”) and traded under the symbol “TDSC.” The following table sets forth, for the periods indicated, the range of high and low prices of our common stock, $0.001 par value, as quoted on The NASDAQ Global Market and the NYSE, with tickers TDSC and DDD, respectively. In addition, we completed a three-for-two stock split in the form of a 50% stock dividend, effective February 15, 2013,  which is reflected in the prices in the table below.

Year	Period	High	Low
2012	First Quarter	$17.18	$9.82
	Second Quarter	23.32	14.83
	Third Quarter	29.87	20.25
	Fourth Quarter	35.65	22.21
2013	First Quarter	$46.53	$29.16
	Second Quarter	50.22	30.75
	Third Quarter	55.69	44.87
	Fourth Quarter	92.93	49.46

As of February 19, 2014, our outstanding common stock was held by approximately 633  stockholders of record. This figure does not reflect the beneficial ownership of shares held in the nominee name.

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

Issuance of Unregistered Securities and Issuer Purchases of Equity Securities

On November 21, 2011, we issued $152 million aggregate principal amount of 5.50% Senior Convertible Notes due 2016 to institutional accredited investors and qualified institutional buyers in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. During 2013, note holders converted $80.8 million aggregate principal amount of 5.50% Senior Convertible Notes, which converted into 5.5 million shares of common stock. During 2012, note holders converted $61.0 million aggregate principal amount of 5.50% Senior Convertible Notes, which converted into 2.8 million shares of common stock. As of December 31, 2013, the aggregate principal amount of notes outstanding was $12.5 million. See Note 11 to the Consolidated Financial Statements.

We did not repurchase any of our equity securities during the year ended 2013, except for unvested restricted stock awards repurchased pursuant to our 2004 Incentive Stock Plan. See Note 14 to the Consolidated Financial Statements. For information regarding the securities authorized for issuance under our equity compensation plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plans” under Item 12. Also see Note 14 to the Consolidated Financial Statements.

Stock Performance Graph

The graph below shows, for the five years ended December 31, 2013, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2008 in our common stock. For purposes of the graph, cumulative total return assumes the reinvestment of all dividends. The graph compares such return with those of comparable investments assumed to have been made on the same date in (a) the NYSE Composite Index,  (b) the S&P 500 Information Technology Index, and (c) the S&P Mid-Cap 400 Index, which are published market indices with which we are sometimes compared.

Although total return for the assumed investment assumes the reinvestment of all dividends on December 31 of the year in which such dividends were paid, we paid no cash dividends on our common stock during the periods presented.

Our common stock is listed on the NYSE (trading symbol: DDD).

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

* $100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/08	12/09	12/10	12/11	12/12	12/13
3D Systems Corporation	$ 100	$ 142	$ 396	$ 362	$ 1,342	$ 3,507
NYSE Composite Index	100	129	147	141	164	208
S&P 500 Information Technology Index	100	162	178	183	210	269
S&P 500 Mid-Cap 400 Index	100	137	174	171	202	269

Item 6. Selected Financial Data

The selected consolidated financial data set forth below for the five years ended December 31, 2013 have been derived from our historical Consolidated Financial Statements. You should read this information together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the notes to the selected consolidated financial data and our Consolidated Financial Statements and the notes thereto for December 31, 2013 and prior years included in this Form 10-K.

	Year ended December 31,
(in thousands, except per share amounts)	2013	2012	2011	2010	2009
Consolidated Statement of Operations and Other Comprehensive Income Data:
Consolidated Revenue:
Printers and other products	$227,627	$126,798	$66,665	$54,686	$30,501
Materials	128,405	103,182	70,641	58,431	50,297
Services	157,368	123,653	93,117	46,751	32,037
Total	513,400	353,633	230,423	159,868	112,835
Gross Profit	267,594	181,196	109,028	73,976	49,730
Income from operations	80,861	60,571	34,902	20,920	3,073
Net income (a)	44,119	38,941	35,420	19,566	1,139
Net income available to common stockholders	44,107	38,941	35,420	19,566	1,066
Net income available to common stockholders per share:
Basic and diluted	$0.45	$0.48	$0.47	$0.28	$0.01

Consolidated Balance Sheet Data:
Working capital	$416,399	$212,285	$202,357	$42,475	$36,718
Total assets	1,097,856	677,442	462,974	208,800	150,403
Current portion of long-term debt and capitalized lease obligations	187	174	163	224	213
Long-term debt and capitalized lease obligations, less current portion	18,693	87,974	138,716	8,055	8,254
Total stockholders' equity	933,792	480,333	254,788	133,119	104,697

Other Data:
Depreciation and amortization	$30,444	$21,229	$11,093	$7,520	$5,886
Interest expense	3,425	12,468	2,090	587	618
Capital expenditures (b)	6,972	3,224	2,870	1,283	974

(a)

In 2013, 2012 and 2011, based upon our recent results of operations and expectation of continued profitability in future years, we concluded that it is more likely than not that our net U.S. deferred tax assets will be realized. In accordance with ASC 740, in 2012 and 2011 we released valuation allowances associated with U.S. deferred tax assets resulting in non-cash income tax benefits of $5,372 and $6,221, respectively.

(b)	Excludes capital lease additions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with the selected consolidated financial data and our Consolidated Financial Statements and notes thereto set forth in this Form 10-K. Certain statements contained in this discussion may constitute forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements, as discussed more fully in this Form 10-K. See “Forward-Looking Statements” and “Cautionary Statements and Risk Factors” in Item 1A.

The forward-looking information set forth in this Form 10-K is provided as of the date of this filing, and, except as required by law, we undertake no duty to update that information.

Overview

We are a leading global provider of 3D printing centric design-to-manufacturing solutions, including 3D printers, print materials and on-demand custom parts for professionals and consumers alike. Our materials include plastics, metals, ceramics and edibles. We also provide integrated 3D scan-based design, freeform modeling and inspection tools. Our products and services replace and complement traditional methods and reduce the time and cost of designing new products by printing real parts directly from digital input. These solutions are used to rapidly design, create, communicate, prototype or produce real parts, empowering customers to manufacture the future.

Growth strategy

We are pursuing a growth strategy that focuses on five strategic initiatives:

• Expand global Quickparts services;
• Accelerate 3D printer penetration;
• Grow healthcare solutions revenue;
• Build 3D consumer and retail products and services; and
• Reimagine the engineer’s desktop.

We are working to accomplish our growth initiatives organically and, as opportunities arise, through selective acquisitions, including those we have already completed. We expect to be able to support organic growth by leveraging our comprehensive toolkit of solutions in order to sell more products and services to our existing customer base. As with any growth strategy, there can be no assurance that we will succeed in accomplishing our strategic initiatives.

Expand Quickparts Services. As a supplement to our 3D printer solutions, we believe growing and expanding our Quickparts services, through organic growth and acquisitions, enables us to impart the latest technology to our customers months or years in advance of their ability to invest in new printers for their own use. We view this as an opportunity to introduce customers to the newest 3D additive production technologies and to build brand experience and customer loyalty.  We also view it as a significant cross-selling and upselling opportunity from single parts all the way to advanced manufacturing printers. In connection with this initiative, we launched our Quickparts services in October 2009. Quickparts services generated revenue of  $101.1 million and $79.2 million for the years ended 2013 and 2012, respectively.

Accelerate 3D Printer Penetration. We believe that accelerating 3D printer penetration through channel expansion, new products and enhanced 3D printing materials will provide a growing installed base to enable higher revenue from recurring sales of print materials and services. With this objective in mind, we have developed an extensive portfolio of 3D printers. We are continuing to expand our reseller channel for our printers and to train our resellers to perform installation and services for those printers. In 2013, revenue from the sale of printers was $207.1 million, or 40.3% of our total revenue, compared to $121.2 million or 34.3% of revenue, in 2012.

Grow Healthcare Solutions Revenue. We believe that, by leveraging our rapid manufacturing core competencies in healthcare solutions applications and expanding into new applications, we can grow revenue within this marketplace. Healthcare solutions revenue includes the related sales of printers, print materials and services for hearing aid, dental, medical device and other health-related applications. In 2013, healthcare revenue was $71.7 million, or 14.0% of our total revenue, compared to $49.3 million or 14.0% of revenue, in 2012.

Build 3D Consumer and Retail Products and Services. We believe that the affordability of our consumer printers makes 3D consumer content critical to accelerated adoption. Recognizing the opportunity to deliver 3D content to an expanded audience, we have begun work to identify the tools and services required to deliver 3D content to consumers. We believe that the creation and expansion of a consumer ecosystem, including content, products and services, could make affordable 3D printers more widely adopted and used. We expect to build this capability through a combination of internal developments and acquisitions. In 2013, consumer solutions revenue was $34.8 million, or 6.8% of our total revenue, compared to $11.4 million or 3.2% of revenue, in 2012.

Reimagine the Engineer’s Desktop. We believe that by providing an integrated 3D authoring solutions platform, including software, perceptual devices and tools to combine, capture, mesh, surface, model and measure, we will be able to continue to expand the applications and utilization of 3D printing, enabling seamless integration throughout the design and manufacturing processes. During 2013, we continued to build this platform through a combination of internal developments and acquisitions. In 2013, software revenue was $20.6 million, or 4.0% of our total revenue, compared to $4.6 million or 1.3% of revenue, in 2012.

We intend to accomplish growth in all areas of our growth strategy organically and, as opportunities present themselves, through selective acquisitions. As with any growth strategy, there can be no assurance that we will succeed in accomplishing our strategic initiatives.

Summary of 2013 Financial Results

As discussed in greater detail below, revenue for the year ended 2013 increased primarily due to higher sales across all revenue categories.  Our revenue increased by 45.2% to $513.4 million in 2013, compared to  $353.6 million in 2012 and $230.4 million in 2011. These results reflected growth in demand for 3D printers and increased demand in several key industries we serve, increased print material sales from a growing installed base, increased software revenue and higher service revenue from Quickparts.

We calculate organic growth by comparing last year’s total revenue to this year’s total revenue, excluding the revenue of all acquired businesses that we have owned for less than twelve months. Once we have owned a business for one year, the revenue is included in organic revenue and organic growth is calculated based on our prior year total revenue. In 2013, our organic growth was 34.3% for the fourth quarter and 29.4% for the full year.  In 2012, our organic growth was 18.8% for the fourth quarter and 22.4% for the full year.

For the year ended 2013, healthcare solutions revenue grew 45.3% and accounted for $71.7 million, or 14.0%,  of our total revenue and included sales of printers, print materials and services for hearing aid, dental, medical device and other health-related applications, compared to $49.3 million, or 14.0%, in 2012.

Consumer solutions revenue includes sales of Cube® and Cube X® consumer 3D printers and their related print materials and other products and services provided through Cubify.com and other retail channels. For the fourth quarter of 2013, consumer solutions revenue was $8.9 million, or 5.8% of our total revenue, compared to $3.4 million or 3.3% of revenue, in the fourth quarter of 2012. For the year ended 2013, consumer solutions revenue was $34.8 million, or 6.8% of our total revenue, compared to $11.4 million or 3.2% of revenue, in 2012.

Our gross profit for the year ended 2013  increased by 47.7%, to $267.6 million, from $181.2 million in 2012, after increasing from $109.0 million in 2011. Our higher gross profit for the year ended 2013 arose primarily from an increase in sales and our increased gross profit margin printers and other products and materials.  Our gross profit margin percentage improved to 52.1% in 2013 from 51.2% in 2012 and 47.3% in 2011. Gross profit margin benefited from improvements in our cost structure, higher print materials gross profit margin, and the addition of software products, partially offset by increased sales of lower margin on-demand custom parts services and an adverse revenue mix.

Our total operating expenses for the year ended 2013 increased by 54.8%, to $186.7 million,  from $120.6 million in 2012,  reflecting a $45.8 million, or 47.0%, increase in SG&A expenses, primarily due to increased sales and marketing expenses and higher staffing due to our expanding portfolio. The increase also reflected a $20.3 million, or 87.4%, increase in research and development expenses related to our portfolio expansion and diversification and concentrated and accelerated new products developments.

Our operating income improved by $20.3 million to $80.9 million in 2013, compared to operating income of $60.6 million in 2012 and $34.9 million in 2011. This was primarily due to higher revenue and the increase in our gross profit noted above, partially offset by higher operating expenses.

Our net income for 2013 included $51.4 million of non-cash expenses, which primarily consisted of depreciation and amortization, loss on conversion of convertible debt, stock-based compensation and non-cash interest expense, compared to $38.9 million of non-cash expenses in 2012, which primarily consisted of depreciation and amortization, deferred tax benefits and stock-based compensation. The increase in non-cash expenses is primarily due to increased amortization from acquired intangibles, the loss on conversion of convertible debt as well as an increase in stock-based compensation.

A number of actions or events occurred in 2013 that affected our liquidity and our balance sheet including the following:

•

Our unrestricted cash and cash equivalents increased by $150.4 million to $306.3 million at December 31, 2013 from $155.9 million at December 31, 2012.  Our cash included $272.1 million of net proceeds from the issuance of common stock, partially offset by $162.3 million of cash paid for acquisitions. Cash at December 31, 2012 included $183.7 million of cash paid for acquisitions, partially offset by $106.9 million of net proceeds from a public equity offering carried out in June 2012 and $51.5 million of net cash from operations. See “Liquidity and Capital Resources” below.

•

During 2013, we used $162.3 million of cash to acquire eleven businesses, including deferred purchase payments from prior acquisitions, to augment our printers business, Quickparts services and consumer solutions initiative.  See “Liquidity and Capital Resources –Cash Flow-Cash flow from investing activities.”

•	Our working capital increased by $204.1 million from $212.3 million at December 31, 2012 to $416.4 million at December 31, 2013. See “Liquidity and Capital Resources – Working capital” below.

•

Among major components of working capital, accounts receivable, net of allowances, increased by $52.3 million from December 31, 2012 to December 31, 2013, primarily reflecting higher revenue from an increased portion of revenue categories sold on credit terms.  Inventory at December 31, 2013, net of reserves, was $33.3 million higher than its December 31, 2012 level, primarily reflecting timing of orders and delivery of finished goods print materials and raw materials, which are ordered in large quantities. Accounts payable increased by $19.6 million primarily reflecting timing of orders and payments to vendors associated with inventory and printer assembly.

Results of Operations for 2013,  2012 and 2011

Table 1 below sets forth revenue and percentage of revenue by class of product and service.

Table 1

(Dollars in thousands)	2013		2012		2011
Printers and other products	$227,627	44.3%	$126,798	35.8%	$66,665	28.9%
Materials	128,405	25.0	103,182	29.2	70,641	30.7
Services	157,368	30.7	123,653	35.0	93,117	40.4
Totals	$513,400	100.0%	$353,633	100.0%	$230,423	100.0%

Consolidated revenue

Consolidated revenue increased in 2013 due primarily to a 233.7% increase in printer unit sales over 2012 coupled with increased sales of print materials and increased software and Quickparts revenue, from both acquired and organic growth.  These changes are explained in greater detail in the Revenue by class of product and service and Revenue by geographic region sections below.

At December 31, 2013 our backlog was approximately $28.6 million, compared to $11.4 million at December 31, 2012 and $8.3 million at December 31, 2011. Production and delivery of our printers is generally not characterized by long lead times, backlog is more dependent on timing of customers’ requested delivery. In addition, Quickparts services lead time and backlog depends on whether orders are for rapid prototyping or longer-range production runs. The December 31, 2013 backlog included a portion from each of our revenue categories,  but primarily consisted of $17.2 million of printer sales driven by demand for advanced manufacturing. The December 2012 backlog was well distributed with a portion from each of our revenue categories, including printer sales of $3.2 million. The December 2011 backlog included orders for production printers that amounted to $1.0 million and three orders for print materials that amounted to $1.2 million. The backlog at December 31, 2013 includes $8.4 million of Quickparts orders, compared to  $5.9 million at December 31, 2012 and $4.8 million at December 31, 2011.

Revenue by class of product and service

2013 compared to 2012

Table 2 sets forth the change in revenue by class of product and service for 2013 compared to 2012.

Table 2

(Dollars in thousands)	Printers and Other Products		Print Materials		Services		Total
2012 Revenue	$126,798	35.8%	$103,182	29.2%	$123,653	35.0%	$353,633	100.0%
Change in revenue:
Volume
Core products and services	409,370	322.9	38,839	37.6	27,976	22.6	476,185	134.7
New products and services	89,574	70.6	4,546	4.4	5,430	4.4	99,550	28.2
Price/Mix	(397,719)	(313.7)	(16,793)	(16.3)	—	—	(414,512)	(117.2)
Foreign currency translation	(396)	(0.3)	(1,369)	(1.3)	309	0.2	(1,456)	(0.5)
Net change	100,829	79.5	25,223	24.4	33,715	27.2	159,767	45.2
2013 Revenue	$227,627	44.3%	$128,405	25.0%	$157,368	30.7%	$513,400	100.0%

We earn revenues from the sale of printers and other products, print materials and services. On a consolidated basis, revenue for the year ended 2013 increased by $159.8 million, or 45.2%, compared to 2012, primarily due to increased sales of printers, coupled with acquired software revenue.

The $100.8 million increase in revenue from printers and other products compared to the year ended 2012 is primarily due to increased printer unit sales volume for the year ended 2013, driven by increased demand for consumer and professional printers. Printers revenue  increased $80.8 million, or 72.7%, compared to 2012. As we have introduced new printers and price points, the professional and production printer capabilities have converged. Revenue from professional printers, including production printers, increased 59.7% and consumer printers revenue increased 238.4% over 2012. In connection with the rapid expansion of our professional and retail channels, certain resellers may purchase stock inventory in the ordinary course of business. For the years ended 2013 and 2012, we estimate that revenue related to reseller inventory amounted to approximately 2.0% of total revenue. These transactions were reviewed for revenue recognition criteria and these sales met all the requirements of our revenue recognition policy.

Other products revenue includes software products, Sensable haptic devices, 3D scanners and Vidar digitizers. Other products revenue totaled  $36.0 million of revenue for the year ended 2013, including $20.6 million of software products revenue. For the year ended 2012, other products revenue totaled $15.7 million, including $4.6 million of software revenue.

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

The $25.2 million increase in revenue from print materials was aided by the improvement in printers sales and by the continued expansion of printers installed over past periods. Sales of integrated materials increased 40.2% and represented 70.6% of total materials revenue for the year ended 2013, compared to 62.6% for 2012.

The increase in service revenue primarily reflects revenue from our Quickparts solutions, coupled with the addition of software maintenance revenue. Service revenue from Quickparts services was $101.1 million, or 64.2% of total service revenue, for the year ended 2013, compared to $79.2 million, or 64.1% of total service revenue for 2012. Services revenue from software maintenance services added $8.2 million of revenue for the year ended 2013. For the fourth quarter of 2013, revenue from Quickparts services was $28.4 million, or 18.4% of total fourth quarter revenue compared to $21.0 million, or 20.6% of total 2012 fourth quarter revenue.

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

2012 compared to 2011

Table 3 sets forth the change in revenue by class of product and service for 2012 compared to 2011.

Table 3

(Dollars in thousands)	Printers and Other Products		Print Materials		Services		Total
2011 Revenue	$66,665	28.9%	$70,641	30.7%	$93,117	40.4%	$230,423	100.0%
Change in revenue:
Volume
Core products and services	145,224	217.8	6,084	8.6	32,010	34.4	183,318	79.6
New products and services	25,975	39.0	26,695	37.8	752	0.8	53,422	23.2
Price/Mix	(109,109)	(163.7)	1,766	2.5	—	—	(107,343)	(46.6)
Foreign currency translation	(1,957)	(2.9)	(2,004)	(2.8)	(2,226)	(2.4)	(6,187)	(2.7)
Net change	60,133	90.2	32,541	46.1	30,536	32.8	123,210	53.5
2012 Revenue	$126,798	35.8%	$103,182	29.2%	$123,653	35.0%	$353,633	100.0%

As set forth in Table 1 and Table 3:

•

Revenue from printers and other products increased by $60.1 million, or 90.2%, to $126.8 million for 2012 from $66.7 million for 2011 and increased to 35.8% of consolidated revenue in 2012 from 28.9% in 2011. The increase in revenue from printers and other products that is due to volume for 2012 compared to 2011 was primarily the result of higher volume with a shift in the mix of printers and other products toward lower priced consumer and professional printers. This increase was partially offset by a $109.1 million unfavorable effect of price and mix and a negative $2.0 million foreign currency translation impact.

•

Revenue from materials increased by $32.6 million, or 46.1%, to $103.2 million for 2012 from $70.6 million for 2011.   Revenue from materials was aided by the improvement in production printer sales, which are typically accompanied by significant initial materials purchases to charge up new printers and commence production, and the continued expansion of printers installed over the past periods. This increase was partially offset by a negative $2.0 million foreign currency translation impact.

•	Revenue from services increased $30.5 million for 2012 compared to 2011 and decreased to 35.0% of consolidated revenue in 2012 from 40.4% in 2011.

Revenue by geographic region

2013 compared to 2012

All geographic regions experienced higher levels of revenue in 2013 compared to 2012. This was principally due to continued global R&D spending, which we believe, led to higher levels of printer sales and print materials sales.

Table 4 sets forth the change in revenue by geographic area for 2013 compared to 2012:

Table 4

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Total
2012 Revenue	$196,414	55.5%	$100,687	28.5%	$56,532	16.0%	$353,633	100.0%
Change in revenue:
Volume	183,799	93.6	212,287	210.8	179,649	317.8	575,735	162.8
Price/Mix	(95,461)	(48.6)	(182,048)	(180.8)	(137,003)	(242.3)	(414,512)	(117.2)
Foreign currency translation	—	—	2,855	2.8	(4,311)	(7.6)	(1,456)	(0.4)
Net change	88,338	45.0	33,094	32.8	38,335	67.9	159,767	45.2
2013 Revenue	$284,752	55.4%	$133,781	26.1%	$94,867	18.5%	$513,400	100.0%

Revenue from U.S. operations, for the year ended 2013, increased by $88.4 million, or 45.0%, to $284.8 million from $196.4 million in 2012. This increase was due primarily to higher volume, partially offset by the unfavorable combined effect of price and mix.

Revenue from non-U.S. operations, for the year ended 2013, increased by $71.4 million, or 45.4%, to $228.6 million from $157.2 million in 2012 and comprised 44.5% of consolidated revenue in 2013 compared to 44.5% in 2012. The increase in non-U.S. revenue, excluding the impact of foreign currency translation, was 46.4% for the year ended 2013 compared to 45.0%  in 2012.

Revenue from European operations increased by $33.1 million, or 32.8%, to $133.8 million in 2013 from $100.7 million in 2012. This increase was due primarily to higher volume, partially offset by the unfavorable combined effect of price and mix.

Revenue from Asia-Pacific operations increased by $38.4 million, or 67.9%, to $94.9 million in 2013 from $56.5 million in 2012. This increase was due primarily to higher volume, partially offset by the unfavorable combined effect of price and mix.

2012 compared to 2011

All geographic regions experienced higher levels of revenue in 2012 compared to 2011. This was principally due to an increase in R&D spending, which we believe led to higher levels of printer sales and print material sales. Revenue from U.S. operations increased as a percentage of total revenue due to revenue related to increased acquisition activity in the U.S., including the acquisition of Quickparts, Z Corp and Vidar. The banking crisis combined with economic weakness in several European countries led to increased negative impact of foreign currency translation for the European region, while a strengthening Japanese Yen for most of 2012 resulted in a favorable foreign currency translation for the Asia-Pacific region.

Table 5 sets forth the change in revenue by geographic area for 2012 compared to 2011.

Table 5

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Total
2011 Revenue	$117,739	51.1%	$83,324	36.2%	$29,360	12.7%	$230,423	100.0%
Change in revenue:
Volume	174,459	148.2	28,016	33.6	34,265	116.7	236,740	102.7
Price/Mix	(95,784)	(81.4)	(4,015)	(4.8)	(7,544)	(25.7)	(107,343)	(46.6)
Foreign currency translation	—	—	(6,638)	(8.0)	451	1.5	(6,187)	(2.7)
Net change	78,675	66.8	17,363	20.8	27,172	92.5	123,210	53.5
2012 Revenue	$196,414	55.5%	$100,687	28.5%	$56,532	16.0%	$353,633	100.0%

As shown in Table 5:

•

Revenue from U.S. operations increased by $78.7 million or 66.8% in 2012 to $196.4 million from $117.7 million in 2011.  This increase was due primarily to higher volume, partially offset by an unfavorable combined effect of price and mix.

•

Revenue from non-U.S. increased by $44.5 million or 39.5% to $157.2 million in 2012 from $112.7 million in 2011 and comprised 44.5% of consolidated revenue in 2012 compared to 48.9% in 2011. The increase in non-U.S. revenue, excluding the impact of foreign currency translation, was  45.0% in 2012 compared to 23.5% in 2011.

•

Revenue from European operations increased by $17.4 million, or 20.8%, to $100.7 million in 2012 from $83.3 million in 2011.  This increase was due primarily to higher volume, partially offset by a unfavorable combined effect of price and mix and foreign currency translation.

•

Revenue from Asia-Pacific operations increased by $27.1 million or 92.5% to $56.5 million in 2012 from $29.4 million in 2011.  This increase was due primarily to higher volume coupled with a favorable effect of foreign currency translation, partially offset by an unfavorable combined effect of price and mix.

Gross profit and gross profit margins

Gross profit margin improved in both 2013 and 2012.  Table 6 sets forth gross profit and gross profit margin for our products and services.

Table 6

	Year Ended December 31,
	2013		2012		2011
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Printers and other products	$101,838	44.7%	$54,276	42.8%	$24,967	37.4%
Print materials	94,581	73.7	70,418	68.2	45,751	64.8
Services	71,175	45.2	56,502	45.7	38,310	41.1
Total	$267,594	52.1%	$181,196	51.2%	$109,028	47.3%

On a consolidated basis, gross profit for the year ended 2013 increased by $86.4 million, or 47.7%,  to $267.6 million compared to  $181.2 million and $109.0 million for 2012 and 2011, respectively. Gross profit margin for the year ended 2013 increased 0.9 percentage points, from 51.2% in 2012, to 52.1% in 2013.The higher gross profit margin reflects increased revenue from higher gross profit margins on consumer and professional materials, increased revenue from higher margin software products and continued operational efficiencies.

Printers and other products gross profit increased by 87.6%, to $101.8 million, for the year ended 2013, from $54.3 million in 2012, while the gross profit margin increased by 1.9 percentage points in 2013 to 44.7%. The increase in gross profit margin is due to sales of higher margin software products, expanding printer margins, partially offset by the adverse mix of increased sales of lower margin products.

Gross profit for materials increased by 34.3% to $94.6 million in 2013, with the gross profit margin increasing 5.5 percentage points to 73.7% from 68.2% in 2012. This is primarily due to the favorable shift of the mix of materials towards higher gross profit margin print materials and integrated materials.

Gross profit for services increased by 26.0% to $71.2 million compared to $56.5 million in 2012,  with the gross profit margin decreasing 0.5 percentage points to 45.2%. The gross profit increase is primarily due to increased revenue from Quickparts services.  The decrease in gross profit margin for services was due to lower consumer margins, partially offset by a 0.2 percentage point increase in Quickparts services gross profit margin, to 42.9%, for the year ended 2013, compared to 42.7% in 2012 and a 1.0 percentage point increase of printer services margin, to 51.1%, for the year ended 2013, compared to 50.1% in 2012.

Operating expenses

As shown in the table below, total operating expenses increased by $66.1 million, or 54.8%, to $186.7 million for the year ended 2013, after increasing to $120.6 million for 2012 from $74.1 million for 2011, and increased to 36.4% of revenue compared to 34.1% and 32.2% in 2012 and 2011, respectively. This increase consists of $45.8 million of higher selling, general and administrative expenses and $20.3 million of higher research and development expenses, both of which are discussed below.

Table 7

	Year Ended December 31,
	2013		2012		2011
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Selling, general and administrative expenses	$143,244	27.9%	$97,422	27.5%	$59,795	26.0%
Research and development expenses	43,489	8.5	23,203	6.6	14,331	6.2
Total operating expenses	$186,733	36.4%	$120,625	34.1%	$74,126	32.2%

2013 compared to 2012

Selling, general and administrative expenses increased by $45.8 million, or 47.0%, to $143.2 million for the year ended 2013, from $97.4 million in 2012. The $45.8 million increase in selling, general and administrative expenses in 2013 was primarily driven by support of concentrated new product launches, channel expansion and training and included  a $16.8 million increase in salary, benefits and contract labor costs, a $7.9 million increase in amortization expense, a $5.0 million increase in marketing expense, a $3.4 million increase in occupancy costs, a $2.6 million increase in travel expenses, a $1.9 million increase in bad debt expense, a $1.2 million increase in operating supplies expense and a $1.0 million increase in consultant fees.

Depreciation and amortization increased $9.2 million, to $30.4 million for the year ended 2013, from $21.2 million in 2012. The increase in depreciation and amortization in 2013 and 2012 is primarily due to intangible assets from acquired businesses and additional capital equipment placed in service.

Research and development expenses increased by 87.4%, to $43.5 million for the year ended 2013, from $23.2 million in 2012.  The $20.3 million increase in 2013 was primarily driven by an $8.1 million increase in supplies and materials in support of our accelerated new product developments and investments, a $7.2 million increase in R&D salary and compensation expenses primarily due to talent expansion and a $2.0 million increase in outside consulting and outsourcing services.

2012 compared to 2011

Selling, general and administrative expenses increased by $37.6 million, or 62.9%, to $97.4 million in 2012, from $59.8 million in 2011. The $37.6 million increase in selling, general and administrative expenses in 2012 included an $18.4 million increase in salary, benefits and contract labor costs. The majority of that was related to increased commissions on higher revenues and operating costs for newly acquired businesses. SG&A expenses were also impacted by a $3.7 million increase in marketing expenses, a $2.5 million increase in agent commissions, a $1.7 million increase in occupancy costs, a $1.3 million increase in bad debt expense and a $1.2 million increase in travel costs, partially offset by a $4.2 million improvement in legal expenses. In addition, SG&A included $5.1 million of acquisition expenses.

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

Income from operations

Operating income increased $20.3 million, to $80.9 million for the year ended 2013, compared to $60.6 million in 2012 and $34.9 million in 2011.  The increase in operating income was primarily due to increased revenue in all categories, which led to improved overhead absorption, partially offset by increased operating expenses. See “Gross profit and gross profit margins” and “Selling, general and administrative costs”  above.

The following table sets forth income from operations by geographic area for 2013, 2012 and 2011.

Table 8

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Income from operations
United States	$43,743	$37,743	$19,045
Germany	302	1,305	1,509
Other Europe	7,849	5,415	6,645
Asia Pacific	30,499	16,528	7,152
Subtotal	82,393	60,991	34,351
Inter-segment elimination	(1,532)	(420)	551
Total	$80,861	$60,571	$34,902

With respect to the U.S., in 2013, 2012 and 2011, the changes in operating income by geographic area reflected the same factors relating to our consolidated operating income that are discussed above.

As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income in our operations outside the U.S. in each of 2013,  2012 and 2011 resulted primarily from changes in sales volume, transfer pricing and foreign currency translation.

Interest and other expenses, net

Interest and other expenses,  net,  which consisted primarily of interest and other expense and foreign exchange gain or loss,  amounted to  $16.9 million of net expense for the year ended 2013, compared to $17.3 million for 2012 and $2.5 million for 2011.  For the year ended 2013, interest and other expense, net included $3.4 million of interest expense, including $2.7 million of interest expense related to the 5.50% senior convertible notes, $14.1 million of other expense, primarily related to loss on conversion of convertible notes; partially offset by $1.4 million of interest and other income, including a gain that was deferred in a prior year and recognized upon settlement of a long-term note receivable, and $0.8 million of foreign exchange loss. For the year ended 2012, interest and other expense, net included $12.5 million of interest expense, including $12.0 million of interest expense related to the 5.50% senior convertible notes, $7.3 million of other expense, primarily related to loss on conversion of convertible notes; partially offset by $2.4 million of interest and other income and $0.1 million of foreign exchange gain. The 2013 and 2012 changes resulted primarily from the senior convertible notes interest and losses on conversion.

Provisions for income taxes

We recorded a $19.9 million provision for income taxes for the year ended 2013. We recorded a $4.3 million provision for income taxes and a  $3.0 million benefit for income taxes in 2012 and 2011, respectively. In 2013, this expense primarily reflects an $18.4 million U.S. tax expense and $1.5 million of tax expense in foreign jurisdictions. In 2012, this expense primarily reflects a $6.2 million expense related to the use of U.S. net operating losses against which the valuation allowance had been released during 2011; $2.8 million of tax expense in foreign jurisdictions; partially offset by a $5.4 million benefit due to the release of valuation allowances associated with U.S. deferred tax assets.  In 2011, this benefit primarily reflects a $6.2 million benefit due to  a $17.0 million release of valuation allowances associated with U.S. deferred tax assets, partially offset by $1.6 million of tax expense in foreign jurisdictions.

During 2013, based upon our recent results of operations and expected profitability in the future, we concluded that it is more likely than not that all our U.S. deferred tax assets will be realized. As a result, in accordance with ASC 740, no valuation allowances have been recorded for 2013. During the fourth quarter of 2012, based upon our results of operations and expected profitability in the future, we concluded that it is more likely than not that the remainder of our current U.S. deferred tax assets would be realized. As a result, in accordance with ASC 740, during 2012 we reversed $5.4 million of the valuation allowance related to $12.4 million of reserves, accruals and tax credits and to $7.6 million of net operating losses for state income tax purposes. The reversal of the valuation allowance resulted in a non-cash income tax benefit of $5.4 million, which resulted in a benefit of $0.10 per share.  During the second quarter of 2011, based upon our results of operations and expected profitability in the future, we concluded that it is more likely than not that a portion of our U.S. net deferred tax assets would be realized. As a result, in accordance with ASC 740, during 2011 we reversed $6.2 million of the valuation allowance related to $17.0 million of net operating carryforwards. The reversal of the valuation allowance resulted in a non-cash income tax benefit of $6.2 million, which resulted in a benefit of $0.12 per share.

In 2012 and 2011, we utilized U.S. net operating loss carryforwards, which had had a full valuation allowance against them, to eliminate any U.S. federal income taxes and to significantly reduce U.S state taxes. These U.S. net operating loss carryforwards which had full valuation allowances against them were recognized in full in 2012. Their use does not impact income tax expense and income tax rate in 2013.

Absent the use of these net operating loss carryforwards, income tax expense would have been $10.8 million and $5.1 million, respectively, and the income tax rate would have been 24.9% and 15.6%, respectively for the years ended 2012 and 2011. Absent the combined impact of the use of these net operating loss carryforwards and the release of the valuation allowances in 2012 and 2011, income tax expense would have been $16.2 million and $11.3 million, respectively, and the income tax rate would have been 37.3% and 34.8%, respectively.

Our $19.9 million expense for income taxes for the year ended 2013 increased from 2012 principally due to increased U.S. income in 2013 and to there being no tax benefit from utilizing net operating loss carryforwards against which valuation allowance had been released in 2012.

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

See Note 20 to the Consolidated Financial Statements.

Net income; net income available to 3D Systems common stockholders

Net income was  $44.1 million, $38.9 million and $35.4 million, for the years ended 2013, 2012 and 2011.

The principal reasons for our higher net income in 2013, which are discussed in more detail above, were a $159.8 million increase in revenue and an $86.4 million increase in gross profit, partially offset by $66.1 million higher operating expenses as a result of higher sales and marketing and R&D expense in support of concentrated new product launches and channel expansion and training.

The principal reasons for our higher net income in 2012, which are discussed in more detail above, were a $123.2 million increase in revenue and a $72.2 million increase in gross profit, partially offset by $46.5 million higher operating expenses as a result of commissions, operating costs of acquired companies and acquisition expenses.

Net income available to common stockholders was $44.1 million for 2013, $38.9 million for 2012 and $35.4 million for 2011.  On a per share basis, our basic and diluted net income per share available to the common stockholders was $0.45 in 2013. In 2012,  our basic and diluted net income per share available to the common stockholders was $0.48.  In 2011, our basic and diluted net income per share available to the common stockholders was $0.47 per share.

The average outstanding diluted shares calculation excluded shares that may be issued upon conversion of the outstanding senior convertible notes because the effect of their inclusion would have been anti-dilutive resulting in an increase to the net earnings per share.

In February 2013, we announced a three-for-two stock split, in the form of a stock dividend. Trading began on a split-adjusted basis on February 25, 2013.

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

Our non-GAAP financial measures which adjust net income and earnings per share are adjusted for the following:

Non-cash stock-based compensation expenses. We exclude the tax-effected stock-based compensation expenses from our operating expenses primarily because they are non-cash.

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

Non-cash interest expenses. We exclude tax-effected, non-cash interest expenses, primarily related to the amortization costs associated with our outstanding senior convertible notes, from interest and other expenses, net.

Loss on conversion of convertible notes. We exclude the tax-effected, loss on conversion of convertible notes, from interest and other expenses, net.

Net gain (loss) on litigation and tax settlements. We exclude the tax-effected, net gain or loss on acquisitions and litigation settlements from other expenses, net.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

Table 9

	Year Ended December 31,
(Dollars in thousands, except per share)	2013	2012	2011
GAAP net income	$44,107	$38,941	$35,420
Cost of sales adjustments:
Amortization of intangibles	250	193	237
Operating expense adjustments:
Amortization of intangibles	20,448	11,259	4,813
Acquisition and severance expenses	7,057	4,982	3,664
Non-cash stock-based compensation expense	13,495	4,613	2,637
Other expense adjustments:
Non-cash interest expense	973	3,489	400
Loss on convertible notes	11,275	6,295	—
Net (gain) loss on litigation and tax settlements	2,457	(1,296)	—
Tax effect	(16,327)	(610)	(6,221)
Non-GAAP net income	$83,735	$67,866	$40,950

Non-GAAP basic earnings per share	$0.85	$0.84	$0.55
Non-GAAP diluted earnings per share	$0.85	$0.83	$0.54

Liquidity and Capital Resources

Our cash flow from operations and the net proceeds from capital markets transactions in 2013 have enabled us to continue to execute our growth strategies, including our acquisitions in 2013. During 2013, we generated $25.2 million of cash from operations and utilized $162.3  million of cash to fund acquisitions.

Operating cash flow, a key source of our liquidity, was $25.2 million in 2013, a decrease of $26.3 million, or 51.1%, as compared to 2012. In 2012, cash provided by operations was $51.5 million.

Unrestricted cash and cash equivalents increased by $150.4 million to $306.3 million at December 31, 2013 from $155.9 million at December 31, 2012 and $179.1 million at December 31, 2011.

During 2013, we completed a common stock offering that resulted in $272.1 million in net proceeds. During 2012, we completed a common stock offering that resulted in $106.9 million in net proceeds. The cash at December 31, 2011 included $145.4 million net proceeds from senior convertible notes, of which $135.5 million was used to complete the acquisition of Z Corp and Vidar on January 3, 2012. During 2011, we also completed a common stock offering that resulted in net proceeds of $62.1 million.

Acquisitions constituted a $162.3 million use of cash in 2013, including the completion of eleven acquisitions, as compared to a $183.7 million use of cash in 2012 for nine acquisitions and a  $92.7 million use of cash for the completion of twelve acquisitions in 2011.

Our net working capital increased by $204.1 million to $416.4 million at December 31, 2013 from $212.3 million at December 31, 2012.

See Cash flow and Lease obligations below.

We have an effective registration statement on Form S-3 under which, among other things, we may issue up to $500.0 million of securities. We issued $272.1 million of common stock in 2013 and $112.1 million in 2012 in reliance upon this registration statement and the remaining $115.8 million of securities covered by it may be issued until June 12, 2015. We may file a new registration statement at any time to increase these available amounts as necessary to provide flexibility to execute our growth strategy.

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

A summary of the components of liquidity is shown below in Table 10.

Table 10

	December 31,
(Dollars in thousands)	2013	2012
Cash and cash equivalents	$306,316	$155,859
Working capital	$416,399	$212,285
Stockholders’ equity attributable to 3D Systems Corporation	$932,646	$480,333

Cash flow

A summary of the components of cash flows is shown below in Table 11.

Table 11

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Cash provided by operating activities	$25,184	$51,530	$27,660
Cash used in investing activities	(173,757)	(187,654)	(95,709)
Cash provided by financing activities	298,696	112,640	209,975
Effect of exchange rate changes on cash	334	223	(155)
Net increase (decrease) in cash and cash equivalents	$150,457	$(23,261)	$141,771

Cash flow from operations

2013 compared to 2012

For the year ended December 31, 2013, we generated $25.2 million of net cash from operating activities. This change in cash primarily consisted of our $44.1 million net income, $51.4 million of non-cash charges that were included in our net income and $70.4 million of cash used in net changes of operating accounts.

The principal changes in non-cash items that favorably affected operating cash flow included $30.4 million of depreciation and amortization expense, $11.3 million loss on conversion of convertible notes, partially offset by $9.9 million deferred tax benefit.

Changes in working capital that resulted in a source of cash included the following:

•	a $7.6 million increase in accounts payable;
•	a $7.5 million increase in deferred revenue; and
•	a $1.9 million increase in customer deposits.

Changes in working capital that resulted in a use of cash included the following:

•	a $43.7 million increase in accounts receivable, net;
•	a $30.9 million increase in inventory;
•	a $6.5 million increase in accrued liabilities; and
•	a $4.6 million increase in other operating assets and liabilities.
•	a $1.8 million increase in prepaid expenses and other current assets.

Accounts receivable, net increased as a result of the record revenues for 2013 and days sales outstanding increased to 79 days in 2013 from 72 days in 2012. Inventories increased primarily due to the implementation of new product launches and the timing of orders and delivery of finished goods materials and raw materials, which are purchased in large quantities.

2012 compared to 2011

For the year ended December 31, 2012, we generated $51.5 million of net cash from operating activities.  This change in cash primarily consisted of our $38.9 million net income, $38.9 million of non-cash charges that were included in our net income and $24.8 million of cash used in net changes in operating accounts.

The principal changes in non-cash items that favorably affected operating cash flow included $21.2 million of depreciation and amortization expense, $7.0 million loss on conversion of convertible notes, and $5.1 million of stock-based compensation expense, partially offset by $0.7 million deferred tax benefit.

Changes in working capital that resulted in a source of cash included the following:

•	a $7.6 million increase in accrued liabilities.

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

Accounts receivable, net increased as a result of the record revenues in 2012 and days sales outstanding increased to 72 days in 2012 from 67 days in 2011. Inventories increased primarily due to the timing of orders and delivery of finished goods materials and raw materials, which are purchased in large quantities.

Cash flow from investing activities

Net cash used in investing activities for the year ended 2013 decreased to $173.8 million, from $187.7 million in 2012. In 2013, this consisted of $162.3 million related to acquisitions,  $7.0 million of net purchases of property and equipment, $1.6 million of additions to license and patent costs and $4.7 million in minority investments of less than 20% made through 3D Ventures in promising enterprises that we believe will benefit from or be powered by our technologies, partially offset by $1.9 million of proceeds from the disposition of property and equipment.  See Notes 3, 5 and 6 to the Consolidated Financial Statements.

Net cash used in investing activities in 2012 increased to $187.7 million from $95.7 million in 2011. In 2012, this consisted of $183.7 million related to acquisitions and $3.2 million of net purchases of property and equipment and $0.7 million of additions to license and patent costs.

Capital expenditures were $7.0 million in 2013,  $3.2 million in 2012 and $2.9 million in 2011. Capital expenditures in 2013, 2012 and 2011 primarily consisted of expenditures for equipment to support our Quickparts service, tooling and printers associated with our new product development efforts and leasehold improvements.

As discussed below, we completed thirty-two  business acquisitions during 2011, 2012 and 2013. The majority of the acquisitions have resulted in the recording of goodwill. This goodwill typically arises because the purchase price for these businesses reflects a number of factors including the future earnings and cash flow potential of these businesses; the multiples to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which we acquired the business; and the complementary strategic fit and resulting synergies these businesses bring to existing operations. See Note 7 to the Consolidated Financial Statements.

2013 acquisitions

We acquired eleven businesses in 2013 for cash consideration of $162.3 million, net of cash acquired, with an additional $13.1 million of consideration paid in the form of common stock. Four of the acquisitions were related to accelerating our 3D printer penetration through new products and materials, three of the acquisitions were related to building our 3D consumer and retail products and services, two of the acquisitions were related to expanding our global Quickparts custom parts services and two acquisitions were related to reinventing the engineer’s desktop. See Note 3 to the Consolidated Financial Statements. See Note 3 to the Consolidated Financial Statements.

2012 acquisitions

We acquired nine businesses in 2012 for cash consideration of $183.7 million, net of cash acquired, with an additional $7.7 million of consideration paid in the form of common stock.  Two of the acquisitions were related to Quickparts custom parts services, three were building blocks for our consumer growth initiative, two acquisitions  were related to our printers business, one was related to healthcare solutions and one was related to our 3D authoring solutions initiative.  In addition, we made deferred purchase payments of $0.4 million in connection with acquisitions completed in 2011.

2011 acquisitions

We acquired twelve businesses in 2011 for cash consideration of $92.7 million, net of cash acquired, with an additional $3.0 million of consideration paid in the form of common stock.  Five of the acquisitions were related to Quickparts custom parts services, four were building blocks for our consumer growth initiative and three acquisitions  were related to our printers business.  In addition, we made deferred purchase payments of $3.7 million in connection with acquisitions completed in 2010.  See Note 3 to the Consolidated Financial Statements.

Recent acquisition developments

See Notes 3 and 25 to the Consolidated Financial Statements.

Cash flow from financing activities

As previously discussed, we have an effective registration statement on Form S-3 under which, among other things, we may issue up to $500.0 million of securities. We issued $272.1 million of Common Stock in 2013 and $112.1 million in 2012 in reliance upon this registration statement and the remaining $115.8 million of securities covered by it may be issued until June 12, 2015. Subject to the limitations of our Certificate of Incorporation and applicable law, we are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We may file a new registration statement at any time to increase these available amounts as necessary to provide flexibility to execute our growth strategy.

In May 2013, we completed an equity offering netting $272.1 million in proceeds after deducting related expenses.  In June 2012, we completed an equity offering netting $106.9 million in proceeds after deducting related expenses. In early 2011, we completed an equity offering netting $62.1 million in proceeds after deducting related expenses. In November 2011, we issued $152.0 million in senior convertible notes due 2016 in a private placement, netting $145.4 million in proceeds after deducting related expenses, of which $135.5 million was subsequently paid to complete the acquisition of Z Corp and Vidar on January 3, 2012. See Note 3 to the Consolidated Financial Statements.

Net cash provided by financing activities increased to $298.7 million for the year ended 2013 from $112.6 million in 2012. Net cash provided by financing activities in 2011 was $210.0 million. The 2013 cash provided by financing activities primarily resulted from the $272.1 million of net proceeds from the common stock issuance, $26.0 million of tax benefits from share-based payment arrangements and from $0.9 million of stock-based compensation proceeds, partially offset by a $0.2 million repayment of capital lease obligations.  The 2012 cash provided by financing primarily resulted from the $106.9 million of net proceeds from the common stock issuance and from $4.4 million of stock-based compensation proceeds. The 2011 proceeds primarily resulted from the previously discussed net proceeds of the common stock issuance and net proceeds of the convertible notes issuance and from $2.8 million of stock-based compensation proceeds.

Contractual Commitments and Off-Balance Sheet Arrangements

Our principal commitments at December 31, 2013 consisted of the capital lease on our Rock Hill facility, operating leases, deferred purchase price and earnouts on acquisitions and purchase obligations, which are discussed in greater detail below. Tables 12 and 13 below summarize our contractual obligations as of December 31, 2013.

Future contractual payments at December 31, 2013 are set forth below.

Table 12

	Years Ending December 31,
(Dollars in thousands)	2014	2015-2016	2017-2018	Later Years	Total
Capitalized lease obligations	$696	$1,400	$1,433	$9,636	$13,165
Non-cancelable operating leases	6,756	10,031	6,342	2,100	25,229
Purchase obligations	41,091	—	—	—	41,091
Deferred purchase price on acquisitions	4,500	—	—	—	4,500
Earnouts on acquisitions	1,372	4,206	—	—	5,578
Principal of senior convertible notes	—	12,540	—	—	12,540
Interest on senior convertible notes	1,087	2,242	—	—	3,329
Total	$55,502	$30,419	$7,775	$11,736	$105,432

Debt and lease obligations

Debt

As previously discussed, in November 2011, we issued senior convertible notes due 2016 in an aggregate principal amount of $152.0 million. These notes bear interest at a fixed rate of 5.50% per annum, payable June 15 and December 15 of each year while they are outstanding. Interest payments began June 15, 2012. The net proceeds of the notes were used to fund the acquisition of Z Corp and Vidar and for general corporate purposes.

The notes are convertible into shares of the Company’s Common Stock at a conversion rate equivalent to 69.932 shares of Common Stock per $.001 million principal amount of notes, which amounts to a conversion price of $14.31 per common share. Upon conversion, the Company has the option to pay cash or issue Common Stock, or a combination thereof. The aggregate principal amount of these notes then outstanding matures on December 15, 2016, unless earlier converted or repurchased in accordance with the terms of the notes.

Conditions for conversion have been satisfied and the notes are convertible. During 2013, note holders converted $80.8 million aggregate principal amount of notes, which converted into 5.5 million shares of common stock. We recognized an $11.3 million loss on conversion of these notes in interest and other expense, net. As of December 31, 2013, the aggregate principal amount of notes outstanding was $12.5 million.  If additional conversions occur, we will recognize the impact of those conversions in interest and other expense, net and interest expense going forward will be reduced.

As of February 19, 2014, the aggregate principal amount of notes outstanding was $12.5 million.

The notes contain a number of covenants covering, among other things, payment of notes, reporting, maintenance of existence, and payment of taxes. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the notes. We were in compliance with all covenants as of December 31, 2013. See Note 11 to the Consolidated Financial Statements. The notes are senior in right of payment (as defined in the Note Agreement).

Leases

On February 8, 2006, we entered into a lease agreement with KDC-Carolina Investments 3, LP (now Lex Rock Hill, LP successor) pursuant to which KDC constructed and leased to us an approximately 80,000 square foot building in Rock Hill, South Carolina. Under the terms of this lease the landlord agreed to lease the building to us for an initial 15‑year term following completion. We took occupancy of the building in November 2006.    See Note 12 to the Consolidated Financial Statements.

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

In accordance with ASC 840, “Leases,” we are considered an owner of the property. Therefore, we have recorded $7.5 million and $7.6 million at December 31, 2013 and 2012, respectively, as building in our consolidated balance sheet with a corresponding capitalized lease obligation in the liabilities section of the consolidated balance sheet. See Note 12 to the  Consolidated Financial Statements.

Our outstanding capitalized lease obligations at December 31, 2012 and December 31, 2011 were as follows:

Table 13

(Dollars in thousands)	2013	2012
Capitalized lease obligations:
Current portion of capitalized lease obligations	$187	$174
Capitalized lease obligations, long-term portion	7,277	7,443
Total capitalized lease obligations	$7,464	$7,617

Capitalized lease obligations of $7.5 million at December 31, 2013 decreased from $7.6 million at December 31, 2012 primarily due to scheduled payments of principal on capital lease installments.

We lease certain other facilities under non-cancelable operating leases expiring through 2023. The leases are generally on a net-rent basis, under which we pay taxes, maintenance and insurance. We expect leases that expire to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2013, 2012 and 2011 was $6.9 million, $5.0 million and $2.7 million, respectively.

Other contractual commitments

The Company has supply commitments for printer assemblies that total $41.1 at December 31, 2013, compared to $10.9 at December 31, 2012.

For certain of our acquisitions, we are obligated for the payment of deferred purchase price totaling $4.5 million. Certain of the acquisition purchase agreements contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts is $5.6 million at December 31, 2013 compared to $2.6 million at December 31, 2012. See Note 3 for details of acquisitions and related commitments.

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

We do not hedge for trading or speculative purposes, and our foreign currency contracts are generally short-term in nature, typically maturing in 90 days or less. We have elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, we recognize all gains and losses (realized or unrealized) in interest and other expense, net in our Consolidated Statements of Income and Other Comprehensive Income.

Changes in the fair value of derivatives are recorded in interest and other expense, net, in our Consolidated Statements of Income and Other Comprehensive Income. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our Consolidated Balance Sheets.

The total impact of foreign currency related items on our Consolidated Statements of Income and Comprehensive Income was a loss of $0.8 million for 2013,  a gain of $0.1 million in 2012, and a loss of $0.1 million in 2011.

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

We recognize revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. We sell our products through our direct sales force and through authorized resellers. We recognize revenue on sales to resellers at the time of sale when the reseller has economic substance apart from us, and we have completed our obligations related to the sale.

We enter into sales arrangements that may provide for multiple deliverables to a customer. Sales of printers may include ancillary equipment, print materials, warranty on the equipment, training and installation. We identify all goods and/or services that are to be delivered separately under a sales arrangement and allocate revenue to each deliverable based on either vendor-specific objective evidence (“VSOE”) or if VSOE is not determinable then we use best estimated selling price (“BESP”) of each deliverable. We establish VSOE of selling price using the price charged for a deliverable when sold separately. The objective of BESP is to determine the price at which we would transact a sale if the deliverable was sold regularly on a stand-alone basis. We consider multiple factors including, but not limited to, market conditions, geographies, competitive landscape, and entity-specific factors such as internal costs, gross margin objectives and pricing practices when estimating BESP. Consideration in a multiple element arrangement is then allocated to the elements on a relative sales value basis using either VSOE or BESP for all the elements. We also evaluate the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defer revenue on delivered items when that functionality has been affected.  Functionality is determined to be met if the delivered products or services represent a separate earnings process.

Hardware

In general, revenues are separated between printers and other products, print materials, training services, maintenance services and installation services. The allocated revenue for each deliverable is then recognized based on relative fair values of the components of the sale, consistent within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 Revenue Recognition.

Under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. We defer the estimated revenue associated with post-sale obligations that are not essential to the functionality of the delivered items, and recognize revenue in the future as the conditions for revenue recognition are met.

Software

We also market and sell software tools that enable our customers to capture and customize content using our printers, as well as reverse engineering and inspection software. The software does not require significant modification or customization. We apply the guidance in ASC 985-605, Software-Revenue Recognition in recognizing revenue when software is more than incidental to the product or service as a whole based on fair value using vendor-specific objective evidence. Revenue from perpetual software licenses is recognized either upon delivery of the product or delivery of a key code which allows the customer to access the software. In instances where software access is provided for a trial period, revenue is not recognized until the customer has purchased the software at the expiration of the trial period. We use the residual method to allocate revenue to software licenses at the inception of the license term when VSOE of fair value for all undelivered elements, such as maintenance, exists and all other revenue recognition criteria have been satisfied.  In instances in which customers purchase post sale support, it is considered a separate element from the software and is deferred at the time of sale and subsequently amortized in future periods.

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

Services

Printers include a warranty under which we provide maintenance for periods up to one year, as well as training, installation and non-contract maintenance services. We defer this portion of the revenue at the time of sale based on the relative fair value of these services. Deferred revenue is recognized ratably according to the term of the warranty. Costs associated with our obligations during the warranty period are expensed as incurred. After the initial warranty period, we offer these customers optional maintenance contracts. Deferred maintenance revenue is recognized ratably, on a straight-line basis, over the period of the contract and recognizes the costs associated with these contracts as incurred. Revenue from training, installation and non-contract maintenance services is recognized at the time of performance.

Quickparts sales are included within services revenue and revenue is recognized upon shipment or delivery of the parts, based on the terms of the sales arrangement.

Terms of sale

Shipping and handling costs billed to customers for equipment sales and sales of print materials are included in product revenue in the consolidated statements of income and other comprehensive income. Costs we incur associated with shipping and handling are included in product cost of sales in the Consolidated Statements of Income and Other Comprehensive Income.

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

Allowance for doubtful accounts

In evaluating the collectability of our accounts receivable, we assess a number of factors, including a specific customer’s ability to meet its financial obligations to us, such as whether a customer declares bankruptcy. Other factors include the length of time the receivables are past due and historical collection experience. Based on these assessments, we record a reserve for specific customers as well as a general reserve based on our historical experience for bad debts. If circumstances related to specific customers change, or economic conditions deteriorate such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels provided for in the Consolidated Financial Statements.

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

Our bad debt expense increased to $5.0 million in 2013 from $3.0 million in 2012 and $1.7 million in 2011. The higher expense in 2013 was due to higher receivables related to increased revenue.

Our allowance for doubtful accounts increased to $8.1 million, or 6.2% of outstanding accounts receivable, at December 31, 2013 from $4.3 million, or 5.4% of outstanding accounts receivable, at December 31, 2012. Our percent of accounts receivable over 90 days past due increased to 9.1% in 2013 from 6.4% in 2012. We believe that our allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur and because the impact of recognizing additional allowances for doubtful accounts may be material to the assets reported on our balance sheet and in our results of operations.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined predominantly on the first-in, first-out method.  Reserves for inventories are provided based on historical experience and current product demand. Our inventory reserve was $4.3 million at December 31, 2013, compared with $3.5 million at December 31, 2012.  We evaluate the adequacy of these reserves quarterly. Our determination of the allowance for inventory reserves is subject to change because it is based on management’s current estimates of required reserves and potential adjustments.

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

Goodwill set forth on the Consolidated Balance Sheet as of December 31, 2013 arose from acquisitions carried out in 2013, 2012, 2011, 2010, 2009, and in years prior to 2007. Goodwill arising from acquisitions prior to 2007 was allocated to geographic reporting units based on the percentage of SLS printers then installed by geographic area. Goodwill arising from acquisitions since 2009 was allocated to geographic reporting units based on geographic dispersion of the acquired companies’ sales or capitalization at the time of their acquisition.

Pursuant to the requirements of ASC 350, we are required to perform a valuation of each of our three geographic reporting units annually, or upon significant changes in our business environment. We conducted our annual impairment analysis in the fourth quarter of 2013. To determine the fair value of each reporting unit we utilized discounted cash flows, using five years of projected unleveraged free cash flows and terminal EBITDA earnings multiples. The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. We also considered the current trading multiples of comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in the industry. Under each fair value measurement methodology considered, the fair value of each reporting unit exceeded its carrying value; accordingly, no goodwill impairment adjustments were recorded on our Consolidated Balance Sheet.

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

The estimated fair value of the three geographic reporting units incorporated judgment and the use of estimates by management. Potential factors requiring assessment include a further or sustained decline in our stock price, variance in results of operations from projections, and additional acquisition transactions in the industry that reflect a lower control premium. Any of these factors may cause us to re-evaluate goodwill during any quarter throughout the year. If an impairment charge was to be taken for goodwill it would be a non-cash charge and would not impact our cash position or cash flows; however such a charge could have a material impact to equity and the Consolidated Statement of Income and Comprehensive Income.

There was no goodwill impairment for the years ended December 31, 2013, 2012 or 2011.

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

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We seek to minimize the risk to our cash and cash equivalents by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions, corporations or governments. With the amount of cash and cash equivalents that we maintained at December 31, 2013, a hypothetical interest rate change of 1 percentage point, or 100 basis points, would have a $3.1 million effect on our financial position and results of operations.

From time to time, we may use derivative financial instruments, including interest rate swaps, collars or options, to manage our exposure to fluctuations in interest rates. At December 31, 2013, we had no such financial instruments outstanding.

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 44.5% of our consolidated revenue is derived from sales outside the U.S. See “Business—Global Operations” above. This revenue is generated primarily from the operations of our foreign sales subsidiaries in their respective countries and surrounding geographic areas and the operations of our research and production subsidiary in Switzerland, and is denominated in each subsidiary’s local functional currency although certain sales are denominated in other currencies, rather than the local functional currency. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies. These currencies include the Euro, Australian Dollar, British Pound, Swiss Franc, Korean Won, Japanese Yen and Indian Rupee.

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

We do not hedge for trading or speculative purposes, and our foreign currency contracts are generally short-term in nature, typically maturing in 90 days or less. We have elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, we recognize all gains and losses (realized or unrealized) in interest and other expense, net in our Consolidated Statements of Income and Comprehensive Income.

As noted above, we may use derivative financial instruments, including foreign exchange forward contracts and foreign currency options, to fix or limit our exposure to currency fluctuations.  We do not hedge our foreign currency exposures in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our consolidated net income or loss.

At December 31, 2013, a hypothetical change of 10% in foreign currency exchange rates would cause approximately a $22.9 million change in revenue in our Consolidated Statement of Income and Comprehensive Income assuming all other variables were held constant.

Commodity prices

We use various raw materials and energy products in conjunction with our printer assembly and print materials blending processes. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices of these components. At December 31, 2013, a hypothetical 10% change in commodity prices for raw materials would cause approximately a $0.9 million change to cost of sales in our Consolidated Statement of Income and Comprehensive Income.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements set forth below on pages F-1 through F-43 are incorporated herein by reference.

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

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 9A, management has concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

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

In connection with the preparation of this Form 10-K, with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (“COSO”). Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in response to this Item will be set forth in our Proxy Statement for our 2014 Annual Meeting of Stockholders under the captions “Election of Directors,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters—Code of Conduct and Code of Ethics,” “Corporate Governance Matters—Corporate Governance and Nominating Committee,” and “Corporate Governance Matters—Audit Committee.” Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information in response to this Item will be set forth in our Proxy Statement for our 2014 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” “Corporate Governance Matters—Compensation Committee,” and “Executive Compensation—Compensation Committee Report.” Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required in response to this Item will be set forth in our Proxy Statement for our 2014  Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2013. For a description of these plans, please see Note 14 to the Consolidated Financial Statements.

(Dollars in thousands)	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan Category
Equity compensation plans approved by stockholders	—	$—	1,445
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	1,445

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required in response to this Item will be set forth in our Proxy Statement for our 2014 Annual Meeting of Stockholders under the captions “Corporate Governance Matters—Director Independence” and “Corporate Governance Matters – Related Party Transaction Policies and Procedures.” Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information in response to this Item will be set forth in our Proxy Statement for our 2014 Annual Meeting of Stockholders under the caption “Fees of Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(3)	Exhibits
The following exhibits are included as part of this filing and incorporated herein by this reference:

2.1

Acquisition Agreement, dated October 12, 2010, by and among 3D Systems Corporation, 3D Systems Italia, Mr. Francesco Giorgio Buson and Glas S.S. (Incorporated by reference to Exhibit 2.1 to Form 8‑K filed on October 12, 2010.)

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

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8‑B filed on August 16, 1993, and the amendment thereto, filed on Form 8‑B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S‑2/A, filed on May 25, 1995.)

3.3

Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant’s Registration Statement on Form 8‑A filed on January 8, 1996.)

3.4

Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8‑K, filed on May 7, 2003.)

3.5

Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated by reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2003, filed on March 15, 2004.)

3.6

Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on June 9, 2006. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8‑K, filed on June 9, 2006.)

3.7

Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

3.8

Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

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

3.12	Amended and Restated By‑Laws. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8‑K, filed on December 1, 2006.)

3.13

Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on May 21, 2013. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 22, 2013.)

4.1*

Amended and Restated 2004 Incentive Stock Plan of 3D Systems Corporation (Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No.1 to Registration Statement on Form S-8, filed May 20, 2009.)

4.2*	Form of Restricted Stock Purchase Agreement for Employees. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S‑8, filed on May 19, 2004.)

4.3*	Form of Restricted Stock Purchase Agreement for Officers. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S‑8, filed on May 19, 2004.)

4.4*	Restricted Stock Plan for Non‑Employee Directors of 3D Systems Corporation. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S‑8, filed on May 19, 2004.)

4.5*

Amendment No. 1 to Restricted Stock Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

4.6*	Form of Restricted Stock Purchase Agreement for Non‑Employee Directors. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S‑8, filed on May 19, 2004.)

4.7

Indenture, dated as of November 22, 2011, by and between 3D Systems Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 22, 2011.)

4.8	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-182065) filed on June 12, 2012.)

10.1

Patent License Agreement dated December 16, 1998 by and between 3D Systems, Inc., NTT Data CMET, Inc. and NTT Data Corporation. (Incorporated by reference to Exhibit 10.56 to Registrant’s Annual Report on Form 10‑K for the year ended December 31, 1998, filed on March 31, 1999.)

10.2

Lease Agreement dated February 8, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8‑K, filed on February 10, 2006.)

10.3

First Amendment to Lease Agreement dated August 7, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8‑K, filed on August 14, 2006.)

10.4

Second Amendment to Lease Agreement effective as of October 6, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8‑K, filed on October 10, 2006.)

10.5

Third Amendment to Lease Agreement effective as of December 18, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8‑K, filed on December 20, 2006.)

10.6

Fourth Amendment to Lease Agreement effective as of February 26, 2007 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8‑K, filed on March 1, 2007.)

10.7

Fifth Amendment to Lease Agreement effective as of March 17, 2011 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP.  (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 18, 2011.)

10.8*

Employment Letter Agreement, effective September 19, 2003, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K, filed on September 22, 2003.)

10.9*

Agreement, dated December 17, 2003, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.43 to Registrant’s Amendment No. 1 to Registration Statement on Form S‑1, filed on January 21, 2004.)

10.10*

First Amendment to Employment Agreement, dated July 24, 2007, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2007, filed on August 6, 2007.)

10.11*	Charles W. Hull consulting arrangement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on July 29, 2010.)

10.12*	Kevin P. McAlea severance arrangement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on July 29, 2010.)

14.1	Code of Conduct, as amended effective as of November 30, 2006 (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8‑K, filed on December 1, 2006.)

14.2

3D Systems Corporation Code of Ethics for Senior Financial Executives and Directors. (Incorporated by reference to Exhibit 14.2 of the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2003, filed on March 15, 2004.)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm dated February 28, 2014.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002, dated February 28, 2014.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002, dated February 28, 2014.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated February 28, 2014.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated February 28, 2014.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*              Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

3D Systems Corporation

By:	/s/ ABRAHAM N. REICHENTAL
Abraham N. Reichental
President and Chief Executive Officer

Date:	February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ABRAHAM N. REICHENTAL	Chief Executive Officer, President and Director	February 28, 2014
Abraham N. Reichental	(Principal Executive Officer)

/s/ DAMON J. GREGOIRE	Senior Vice President and Chief Financial Officer	February 28, 2014
Damon J. Gregoire	(Principal Financial and Accounting Officer)

/s/ CHARLES W. HULL	Executive Vice President, Chief Technology	February 28, 2014
Charles W. Hull	Officer and Director

/s/ G. WALTER LOEWENBAUM, II	Chairman of the Board of Directors	February 28, 2014
G. Walter Loewenbaum, II

/s/ JIM D. KEVER	Director	February 28, 2014
Jim D. Kever

/s/ KEVIN S. MOORE	Director	February 28, 2014
Kevin S. Moore

/s/ DANIEL S. VAN RIPER	Director	February 28, 2014
Daniel S. Van Riper

/s/ WILLIAM E. CURRAN	Director	February 28, 2014
William E. Curran

/s/ KAREN E. WELKE	Director	February 28, 2014
Karen E. Welke

/s/ PETER H. DIAMANDIS	Director	February 28, 2014
Peter H. Diamandis

3D Systems Corporation

Index to Consolidated Financial Statements
and Consolidated Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

3D Systems Corporation

Rock Hill, South Carolina

We have audited 3D Systems Corporation and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission in (the COSO criteria). 3D Systems Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, 3D Systems Corporation did maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 3D Systems Corporation and its subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP

Charlotte, North Carolina

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
3D Systems Corporation
Rock Hill, South Carolina

We have audited the accompanying consolidated balance sheets of 3D Systems Corporation and its subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of 3D Systems Corporation and its subsidiaries as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission in (COSO) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP

Charlotte, North Carolina

February 28, 2014

3D Systems Corporation
Consolidated Balance Sheets
As of December 31, 2013 and 2012

	December 31,	December 31,
(in thousands, except par value)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$306,316	$155,859
Accounts receivable, net of allowance for doubtful accounts of $8,133 (2013) and $4,317 (2012)	132,121	79,869
Inventories, net	75,148	41,820
Prepaid expenses and other current assets	7,203	4,010
Current deferred income taxes	6,067	5,867
Restricted cash	—	13
Total current assets	526,855	287,438
Property and equipment, net	45,208	34,353
Intangible assets, net	141,709	108,377
Goodwill	370,066	240,314
Long term deferred income taxes	548	107
Other assets, net	13,470	6,853
Total assets	$1,097,856	$677,442
LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$187	$174
Accounts payable	51,729	32,095
Accrued and other liabilities	28,430	24,789
Customer deposits	5,466	2,786
Deferred revenue	24,644	15,309
Total current liabilities	110,456	75,153
Long term portion of capitalized lease obligations	7,277	7,443
Convertible senior notes, net	11,416	80,531
Deferred income tax liability	19,714	23,142
Other liabilities	15,201	10,840
Total liabilities	164,064	197,109
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares (2013) and 120,000 (2012); issued 103,818 (2013) and 89,783 (2012)	104	60
Additional paid-in capital	866,552	460,237
Treasury stock, at cost: 600 shares (2013) and 355 shares (2012)	(286)	(240)
Accumulated earnings	60,487	16,410
Accumulated other comprehensive income	5,789	3,866
Total 3D Systems Corporation stockholders' equity	932,646	480,333
Noncontrolling interest	1,146	—
Total stockholders’ equity	933,792	480,333
Total liabilities and stockholders’ equity	$1,097,856	$677,442

See accompanying notes to consolidated financial statements.

3D Systems Corporation
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2013, 2012 and 2011

(in thousands, except per share amounts)	2013	2012	2011
Revenue:
Products	$356,032	$229,980	$137,306
Services	157,368	123,653	93,117
Total revenue	513,400	353,633	230,423
Cost of sales:
Products	159,628	105,286	66,589
Services	86,178	67,151	54,806
Total cost of sales	245,806	172,437	121,395
Gross profit	267,594	181,196	109,028
Operating expenses:
Selling, general and administrative	143,244	97,422	59,795
Research and development	43,489	23,203	14,331
Total operating expenses	186,733	120,625	74,126
Income from operations	80,861	60,571	34,902
Interest and other expense, net	16,855	17,292	2,456
Income before income taxes	64,006	43,279	32,446
Provision for (benefit of) income taxes	19,887	4,338	(2,974)
Net income	44,119	38,941	35,420
Net (income) attributable to noncontrolling interest	(12)	—	—
Net income attributable to 3D Systems Corporation	$44,107	$38,941	$35,420

Other comprehensive income:
Pension adjustments, net of taxes: $78 (2013), $316 (2012) and $122 (2011)	$(168)	$(714)	$(275)
Foreign currency translation gain (loss) attributable to 3D Systems Corporation	1,968	1,640	(1,743)
Liquidation of non-US entity	173	—	—
Total other comprehensive income (loss)	1,973	926	(2,018)
Comprehensive income	46,080	39,867	33,402
Foreign currency translation (gain) attributable to noncontrolling interest	(50)	—	—
Comprehensive income attributable to 3D Systems Corporation	$46,030	$39,867	$33,402

Net income per share available to 3D Systems common stockholders — basic and diluted	$0.45	$0.48	$0.47

See accompanying notes to consolidated financial statements.

3D Systems Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2013, 2012 and 2011

	Common Stock				Treasury Stock
(In thousands, except par value)	Shares	Par Value $0.001		Additional Paid In Capital	Shares	Amount	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)		Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2010	23,474	$23		$186,252	134	$(189)	$(57,925)	$4,958		133,119	$—	133,119
Exercise of stock options	306	—	(a)	2,536	—	—	—	—		2,536	—	2,536
Issuance (repurchase) of restricted stock, net	253	—	(a)	253	190	(25)	—	—		228	—	228
Issuance of common stock	1,495	2		62,052	—	—	—	—		62,054	—	62,054
Issuance of stock for 5.50% senior convertible notes	—	—		17,770	—	—	—	—		17,770	—	17,770
Common stock split	25,329	26		—	—	—	(26)	—		—	—	—
Issuance of stock for acquisitions	110	—		3,042	—	—	—	—		3,042	—	3,042
Stock-based compensation expense	8	—		2,637	—	—	—	—		2,637	—	2,637
Net income	—	—		—	—	—	35,420	—		35,420	—	35,420
Pension adjustment	—	—		—	—	—	—	(275)		(275)	—	(275)
Foreign currency translation adjustment	—	—		—	—	—	—	(1,743)		(1,743)	—	(1,743)
Balance at December 31, 2011	50,975	$51		$274,542	324	$(214)	$(22,531)	$2,940		$254,788	$—	$254,788
Exercise of stock options	1,055	1		3,903	—	—	—	—		3,904	—	3,904
Tax benefits from share-based payment arrangements	—	—		1,514	—	—	—	—		1,514	—	1,514
Issuance (repurchase) of restricted stock, net	524	1		524	31	(26)	—	—		499	—	499
Issuance of common stock	4,151	4		106,885	—		—			106,889	—	106,889
Issuance of stock for 5.50% senior convertible notes	2,845	3		60,079	—	—	—	—		60,082	—	60,082
Issuance of stock for acquisitions	294	—	(a)	7,672	—	—	—	—		7,672	—	7,672
Stock-based compensation expense	11	—		5,118	—	—	—	—		5,118	—	5,118
Net income	—	—		—	—	—	38,941	—		38,941	—	38,941
Pension adjustment	—	—		—	—	—	—	(714)		(714)	—	(714)
Foreign currency translation adjustment	—	—		—	—	—	—	1,640		1,640	—	1,640
Balance at December 31, 2012	59,855	$60		$460,237	355	$(240)	$16,410	$3,866		$480,333	$—	$480,333
Tax benefits from share-based payment arrangements	—	—		26,038	—	—	—	—		26,038	—	26,038
Issuance (repurchase) of restricted stock, net	1,001	1		947	68	(46)	—	—		902	—	902
Issuance of stock for 5.50% senior convertible notes	4,675	5		80,749	—	—	—	—		80,754	—	80,754
Common stock split	30,867	31		(177)	177	—	(30)	—		(176)	—	(176)
Issuance of stock for acquisitions	293	—		13,131	—	—	—	—		13,131	—	13,131
Issuance of stock for equity raise	7,112	7		272,069	—	—	—	—		272,076	—	272,076
Stock-based compensation expense	15	—		13,558	—	—	—	—		13,558	—	13,558
Net income	—	—		—	—	—	44,107	—		44,107	12	44,119
Noncontrolling interest for business combinations	—	—		—	—	—	—	—		—	1,084	1,084
Pension adjustment	—	—		—	—	—	—	(168)		(168)	—	(168)
Liquidation of non-US entity	—	—		—	—	—	—	173		173	—	173
Foreign currency translation adjustment	—	—		—	—	—	—	1,918		1,918	50	1,968
Balance at December 31, 2013	103,818	$104		$866,552	600	$(286)	$60,487	$5,789	(b)	$932,646	$1,146	$933,792

(a)	Amounts not shown due to rounding.
(b)

Accumulated other comprehensive income of $5,789 consists of a cumulative unrealized loss on pension plan of $1,076, a $173 gain on the liquidation of a non-US entity and foreign currency translation gain of $6,692.

See accompanying notes to consolidated financial statements.

3D Systems Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011

(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$44,119	$38,941	$35,420
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit of deferred income taxes	(9,892)	(661)	(5,140)
Depreciation and amortization	30,444	21,229	11,093
Non-cash interest on convertible notes	974	3,876	409
Provision for bad debts	4,961	3,039	1,731
Stock-based compensation	13,558	5,118	2,637
(Gain) loss on the disposition of property and equipment	1,128	(674)	256
Deferred interest income	(1,018)	—	—
Loss on conversion of convertible debt	11,275	7,021	—
Changes in operating accounts:
Accounts receivable	(43,684)	(19,246)	(12,090)
Inventories	(30,893)	(12,225)	(2,608)
Prepaid expenses and other current assets	(1,780)	(794)	45
Accounts payable	7,620	(238)	(3,457)
Accrued liabilities	(6,495)	7,567	(2,496)
Customer deposits	1,904	(1,336)	857
Deferred revenue	7,526	1,164	525
Other operating assets and liabilities	(4,563)	(1,251)	478
Net cash provided by operating activities	25,184	51,530	27,660
Cash flows from investing activities:
Purchases of property and equipment	(6,972)	(3,224)	(2,870)
Additions to license and patent costs	(1,648)	(729)	(336)
Proceeds from disposition of property and equipment	1,882	—	174
Cash paid for acquisitions, net of cash assumed	(162,318)	(183,701)	(92,677)
Other investing activities	(4,701)	—	—
Net cash used in investing activities	(173,757)	(187,654)	(95,709)
Cash flows from financing activities:
Proceeds from issuance of common stock	272,076	106,889	62,054
Proceeds from 5.50% convertible notes	—	—	148,960
Tax benefits from share-based payment arrangements	26,038	1,514	—
Convertible notes capitalized costs	—	—	(3,594)
Proceeds from exercise of stock options and restricted stock, net	902	4,400	2,764
Cash disbursed in lieu of fractional shares related to stock split	(176)	—	—
Repayment of capital lease obligations	(157)	(163)	(221)
Restricted cash	13	—	12
Net cash provided by financing activities	298,696	112,640	209,975
Effect of exchange rate changes on cash	334	223	(155)
Net increase (decrease) in cash and cash equivalents	150,457	(23,261)	141,771
Cash and cash equivalents at the beginning of the period	155,859	179,120	37,349
Cash and cash equivalents at the end of the period	$306,316	$155,859	$179,120

Interest payments	$1,584	$9,113	$1,188
Income tax payments	5,642	3,506	1,523
Transfer of equipment from inventory to property and equipment, net (a)	4,886	4,057	3,714
Transfer of equipment to inventory from property and equipment, net (b)	612	1,924	1,068
Stock issued for acquisitions of businesses	13,131	7,672	3,042
Notes redeemed for shares of common stock	80,754	60,082	—

See accompanying notes to consolidated financial statements.

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training or demonstration or for placement into Quickparts locations.
(b)	In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine.

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

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. The Company sells its products through its direct sales force and through authorized resellers. The Company recognizes revenue on sales to resellers at the time of sale when the reseller has economic substance apart from Company, and the Company has completed its obligations related to the sale.

The Company enters into sales arrangements that may provide for multiple deliverables to a customer. Sales of printers may include ancillary equipment, print materials, a warranty on the equipment, training and installation. The Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates revenue to each deliverable based on either vendor-specific objective evidence (“VSOE”) or if VSOE is not determinable then the Company uses best estimated selling price (“BESP”) of each deliverable. The Company established VSOE of selling price using the price charged for a deliverable when sold separately. The objective of BESP is to determine the price at which the Company would transact a sale if the deliverable was sold regularly on a stand-alone basis. The Company considers multiple factors including, but not limited to, market conditions, geographies, competitive landscapes, and entity-specific factors such as internal costs, gross margin objectives and pricing practices when estimating BESP. Consideration in a multiple element arrangement is then allocated to the elements on a relative sales value basis using either VSOE or BESP for all the elements. The Company also evaluates the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defers revenue on delivered items when that functionality has been affected.  Functionality is determined to be met if the delivered products or services represent a separate earnings process.

Hardware

In general, revenues are separated between printers and other products, print materials, training services, maintenance services and installation services. The allocated revenue for each deliverable is then recognized based on relative fair values of the components of the sale, consistent within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 Revenue Recognition.

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

Software

The Company also markets and sells software tools that enable our customers to capture and customize content using our printers, as well as reverse engineering and inspection software. The software does not require significant modification or customization. The Company applies the guidance in ASC 985-605, Software-Revenue Recognition in recognizing revenue when software is more than incidental to the product or service as a whole based on fair value using vendor-specific objective evidence. Revenue from perpetual software licenses is recognized either upon delivery of the product or delivery of a key code which allows the customer to access the software. In instances where software access is provided for a trial period, revenue is not recognized until the customer has purchased the software at the expiration of the trial period. The Company uses the residual method to allocate revenue to software licenses at the inception of the license term when VSOE of fair value for all undelivered elements, such as maintenance, exists and all other revenue recognition criteria have been satisfied. In instances in which customers purchase post sale support, it is considered a separate element from the software and is deferred at the time of sale and subsequently amortized in future periods.

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

Services

Printers include a warranty under which the Company provides maintenance for periods up to one year, as well as training, installation and non-contract maintenance services. The Company defers this portion of the revenue at the time of sale based on the relative fair value of these services. Deferred revenue is recognized ratably according to the term of the warranty. Costs associated with our obligations during the warranty period are expensed as incurred. After the initial warranty period, the Company offers these customers optional maintenance contracts. Deferred maintenance revenue is recognized ratably, on a straight-line basis, over the period of the contract and recognizes the costs associated with these contracts as incurred. Revenue from training, installation and non-contract maintenance services is recognized at the time of performance.

Quickparts printed parts sales are included within services revenue and revenue is recognized upon shipment or delivery of the parts, based on the terms of the sales arrangement.

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

Cash and Cash Equivalents

Investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company’s policy is to invest cash in excess of short-term operating and debt-service requirements in such cash equivalents. These instruments are stated at cost, which approximates market value because of the short maturity of the instruments. The Company places its cash with highly creditworthy financial institutions, corporations or governments, and believes its risk of loss is limited; however, at times, account balances may exceed international and U.S. federally insured limits.

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

Goodwill set forth on the Consolidated Balance Sheet as of December 31, 2013 arose from acquisitions carried out in 2013, 2012, 2011, 2010 and 2009 and in years prior to December 31, 2007. Goodwill arising from acquisitions prior to 2007 was allocated to geographic reporting units based on the percentage of SLS printers then installed by geographic area. Goodwill arising from acquisitions in 2009 through 2013 was allocated to geographic reporting units based on geographic dispersion of the acquired companies’ sales or capitalization at the time of their acquisition.

The Company is required to perform a valuation of each of its three geographic reporting units annually, or upon significant changes in the Company’s business environment. The Company conducted its annual impairment analysis in the fourth quarter of 2013. To determine the fair value of each reporting unit the Company utilized discounted cash flows, using five years of projected unleveraged free cash flows and terminal EBITDA earnings multiples. The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. The Company also considered the current trading multiples of comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in the industry. The control premium that a third party would be willing to pay to obtain a controlling interest in a reporting unit 3D Systems Corporation was a component of the reporting unit’s considered when determining fair value. In addition, factors such as the performance of competitors were also considered. Under each fair value measurement methodology considered, the fair value of each reporting unit exceeded its carrying value; accordingly, no goodwill impairment adjustments were recorded. In addition, factors such as the performance of competitors were also considered. The Company concluded that there was a reasonable basis for the excess of the estimated fair value of the geographic reporting units over its market capitalization.

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

There was no goodwill impairment for the years ended December 31, 2013, 2012 or 2011.

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

Capitalized Software Costs

Certain software development and production costs are capitalized when the related product reaches technological feasibility. Software development costs of $250 were capitalized in 2013. No software development costs were capitalized in 2012. Software development costs capitalized in 2011 were $7,863. Capitalized software costs include internally developed software and certain costs that relate to developed software that the Company acquired through acquisition of businesses. Amortization of software development costs begins when the related products are available for use in related printers. Amortization expense, included in cost of sales, amounted to $1,439, $1,440 and $1,046 for 2013, 2012 and 2011, respectively, based on the straight-line method using an estimated useful life ranging from two years to eight years. Net capitalized software costs aggregated $5,234, $6,424 and $7,864 at December 31, 2013, 2012 and 2011, respectively, and are included in intangible assets in the accompanying consolidated balance sheets.

Contingencies

The Company follows the provisions of ASC 450, “Contingencies,” which requires that an estimated loss from a loss contingency be accrued by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated.

Foreign Currency Translation

The Company transacts business globally and is subject to risks associated with fluctuating foreign exchange rates. Approximately 44.5% of the Company’s consolidated revenue is derived from sales outside the U.S. This revenue is generated primarily from sales subsidiaries operating outside the U.S. in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, although certain sales are denominated in other currencies. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies. These currencies include Australian Dollars, British Pounds, Euros, Japanese Yen, Swiss Francs, South Korean Won and Indian Rupee.

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

The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes. The Company has elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, all gains and losses (realized or unrealized) related to derivative instruments are recognized in interest and other expense, net in the consolidated statements of income and comprehensive income and depending on the fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in the consolidated balance sheets.

The Company and its subsidiaries conduct business in various countries using both their functional currencies and other currencies to effect cross border transactions. As a result, they are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its U.S. balance sheet and those of its subsidiaries in order to reduce these risks. The Company, when it considers it to be appropriate, enters into foreign currency contracts to hedge the exposures arising from those transactions. See Note 10 to the consolidated financial statements.

The Company is exposed to credit risk if the counterparties to such transactions are unable to perform their obligations. However, the Company seeks to minimize such risk by entering into transactions with counterparties that are believed to be creditworthy financial institutions.

The 5.50% senior convertible notes provide the noteholders with certain rights that the Company considers being embedded derivatives. Embedded derivatives could be required to be bifurcated and accounted for separately from the underlying notes. The Company evaluated the embedded derivatives and determined that they were not required to be bifurcated.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income, as adjusted for the assumed issuance of all dilutive shares, by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive common shares issuable upon exercise of outstanding stock options or conversion of convertible securities had been issued. Common shares related to stock options are excluded from the computation when their effect is anti-dilutive, that is, when their inclusion would increase the Company’s net income per share or reduce its net loss per share. The average outstanding diluted shares calculation also excludes shares that may be issued upon conversion of the outstanding senior convertible notes because at December 31, 2013 and 2012 their inclusion would have been anti-dilutive. At December 31, 2011, the average outstanding diluted shares calculation also excluded shares that may be issued upon conversion of the outstanding senior convertible notes because their conversion price exceeded the market price of the shares at December 31, 2011. See Note 17 to the consolidated financial statements.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $6,010, $3,972 and $1,516 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Based upon the Company’s recent results of operations and its expected profitability in the future, the Company concluded that it is more likely than not that its U.S. deferred tax assets will be realized.

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

Recent Accounting Pronouncements

Accounting Standards Implemented in 2013

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-2 (“ASU 2012-2”), “Intangibles – Goodwill and Other (Topic 350).” ASU 2012-2 is intended to simplify the testing of intangible assets for impairment by permitting an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets is less than their carrying amounts. If an entity determines on the basis of the qualitative factors this is the case, then it is required to perform the currently prescribed two-step impairment test described in Topic 350. The Company adopted the standard in January 2013 and it did not have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update 2013-2 (“ASU 2013-2”), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220).” ASU 2013-2 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted the standard in January 2013, and it did not have a significant impact on the Company’s consolidated financial statements. See Note 23.

New Accounting Standards to be Implemented

No other new accounting pronouncements issued or effective during 2013 have had or are expected to have a significant impact on the Company’s consolidated financial statements.

Note 3 Acquisitions

2013 Acquisitions

On January 9, 2013, the Company acquired 100% of the shares of common stock and voting equity of Co-Web, located in Paris, France. Co-Web is a start-up that creates consumer customized 3D printed products and collectibles. Co-Web’s operations have been integrated into the Company’s Cubify consumer solutions and included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $262, based on the exchange rate of the Euro at the date of acquisition, all of which was paid in cash. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2013 acquisitions. Factors considered in determination of goodwill include synergies, vertical integration and strategic fit for the Company.

On February 27, 2013, the Company acquired 100% of the shares of common stock and voting equity of Geomagic, Inc. (“Geomagic”). Geomagic is a leading global provider of 3D authoring solutions including design, sculpt and scan software tools that are used to create 3D content and inspect products throughout the entire design and manufacturing process. Geomagic’s operations have been integrated into the Company and are included in products and services revenue.  The fair value of the consideration paid for this acquisition, net of cash acquired, was $52,687, all of which was paid in cash. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2013 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

On May 1, 2013, the Company acquired certain assets and liabilities of Rapid Product Development Group, Inc. (“RPDG”). RPDG is a global provider of additive and traditional quick turn manufacturing services.  RPDG’s operations have been integrated into the Company’s Quickparts services and are included in services revenue.  The fair value of the consideration that will be paid for this acquisition, net of cash acquired, is $44,413, of which $33,163 has been paid in cash and $6,750 has been paid in shares of the Company’s stock.  The remaining $4,500 deferred purchase price, to paid on the 12 month anniversary of the closing date, will be paid with $3,750 of cash and $750 in shares of the Company’s stock. These shares will be issued in a private transaction exempt from registration under the Securities Act of 1933. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2013 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

On July 15, 2013, the Company acquired approximately 82% of the outstanding shares and voting rights of Phenix Systems, a leading global provider of direct metal selective laser sintering 3D Printers based in Riom, France. During 2013, the Company acquired additional shares and completed a tender offer. As of December 31, 2013, the Company owned 94.7% of the capital and voting rights of Phenix Systems. Phenix Systems designs, manufactures and sells proprietary direct metal 3D printers that can print chemically pure, fully dense metal and ceramic parts from very fine powders. The fair value of the consideration paid for this acquisition, net of cash acquired, was approximately $16,975 based on the exchange rate at the date of acquisition, all of which was paid in cash. Phenix’s operations have been integrated into printers and other products and services revenue. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2013 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

On August 6, 2013, the Company acquired 100% of the common stock, preferred stock and voting equity of VisPower Technology, Inc., a cloud-based, collaborative design and project management platform (“TeamPlatform”). The fair value of the consideration paid for this acquisition, net of cash acquired, was $4,998, all of which was paid in cash. TeamPlatform’s operations have been integrated into the Company’s professional and consumer offerings, including Geomagic Solutions and Cubify.com. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2013 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

On August 20, 2013, the Company acquired 100% of the common stock and voting equity of CRDM, Ltd. (“CRDM”), a U.K. provider of rapid prototyping and rapid tooling services. The fair value of the consideration paid for this acquisition, net of cash acquired, was approximately $6,399 based on the exchange rate at the date of acquisition, all of which was paid in cash. CRDM’s operations have been integrated into the Company’s global Quickparts Solutions custom parts and manufacturing services revenue. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2013 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

On September 6, 2013, the Company acquired the assets of The Sugar Lab, a start-up micro-design firm based in Los Angeles, California, that is dedicated to 3D printing customized, multi-dimensional, edible confections. The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,500, of which $1,000 was paid in cash and $500 was paid in shares of the Company’s stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The Sugar Lab’s operations have been integrated into the Company’s printers and services revenue. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2013 acquisitions. Factors considered in determination of goodwill include synergies, vertical integration and strategic fit for the Company.

On December 4, 2013, the Company acquired 100% of the common stock and voting equity of Figulo Corporation, a provider of 3D-printed ceramics. The fair value of the consideration paid for this acquisition, net of cash acquired, was $2,846, of which $1,996 was paid in cash and $850 was paid in shares of the Company’s stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. Figulo’s operations have been integrated into the Company’s printers and services revenue. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2013 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

On December 13, 2013, the Company acquired 100% of the common stock and voting equity of Village Plastics Co., a manufacturer of filament-based ABS, PLA and HIPS 3D printing materials. The fair value of the consideration paid for this acquisition, net of cash acquired, was $6,361, of which $4,361 was paid in cash and $2,000 was paid in shares of the Company’s stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. Village Plastics operations have been integrated into the Company’s supply chain and manufacturing operations. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2013 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

On December 23, 2013, the Company acquired 100% of the common stock and voting rights of Gentle Giant Studios, Inc., a provider of 3D scanning and modeling content for the entertainment and toy industries. The fair value of the consideration paid for this acquisition, net of cash acquired, was $10,650, of which $7,975 was paid in cash and $2,675 was paid in shares of the Company’s stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. Gentle Giant Studios’ technology and content have been integrated into the Company’s service revenue. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2013 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company. The Company’s purchase price allocations are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available.

Subject to the terms and conditions of the Gentle Giant Share Purchase Agreement, additional consideration will be paid on the third, fourth and fifth anniversaries of the Closing Date, calculated based on revenues of Gentle Giant for the twelve month period prior to each such anniversary date.

On December 31, 2013, the Company acquired certain assets of Xerox Corporation’s Wilsonville, Oregon product design, engineering and chemistry group and related assets. The fair value of the consideration paid for this acquisition, net of cash acquired, was $32,500, all of which was paid in cash. The Wilsonville team and assets have been integrated into the Company’s R&D operations. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2013 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company. The Company’s purchase price allocations are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available.

The acquisitions completed during the year are not material relative to the Company’s assets or operating results; therefore, no proforma financial information is provided.

The Company’s purchase price allocations for the acquired companies are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. The amounts related to the acquisitions of these businesses were allocated to the assets acquired and the liabilities assumed and included in the Company’s condensed consolidated balance sheet at December 31, 2013 as follows:

(in thousands)	2013
Fixed assets	$9,830
Other intangible assets, net	51,930
Goodwill	128,328
Other assets, net of cash acquired	21,843
Liabilities	(32,340)
Net assets acquired	$179,591

Subsequent Acquisitions

On February 19, 2014, we announced the acquisition of Digital PlaySpace, Inc. (DPS), an innovative digital play platform that connects brands and retailers with consumers around printable play activities with creativity and design through its two digital properties, DigitalDollhouse.com and Dreamhouse Designer, a Facebook social gaming app. The DPS platform combines home design, gaming, and community sharing to deliver a vivid 3D create-and-make experience for children and their parents. The DPS acquisition is not significant to the Company’s financial statements. See Note 25.

2012 Acquisitions

On January 3, 2012, the Company acquired 100% of the outstanding shares and voting rights of Z Corporation (“Z Corp”) and Vidar Systems Corporation (“Vidar”), located in Burlington, MA and Herndon, VA, respectively. Z Corp is a provider of consumer and professional 3D printers, 3D scanners, proprietary print materials and printer services. Z Corp’s operations have been integrated into the Company and are included in printers and other products and services revenue. Vidar is a provider of medical film scanners that digitize film for radiology, oncology, mammography and dental applications.  Vidar’s operations have been integrated into the Company and included in printers and other products revenue. The fair value of the consideration paid for this acquisition was $134,918, net of cash acquired, all of which was paid in cash, and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date, and is included in the table below which summarizes 2012 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

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

On April 5, 2012, the Company acquired 100% of the outstanding shares and voting rights of Fresh Fiber B.V. (“Fresh Fiber”), moving from a minority shareholder to 100% ownership. Fresh Fiber designs and markets innovative 3D printed accessories for retail consumer electronics.  Fresh Fiber’s operations have been integrated into the Company and are included in products revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,243, based on the Euro exchange rate at the date of acquisition, of which $848 was paid in cash and $395 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.  The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below which summarizes 2012 acquisitions. The Fresh Fiber acquisition is not significant to the Company’s financial statements. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

Subject to the terms and conditions of the Fresh Fiber acquisition agreement, the seller has the right to earn an additional amount pursuant to an earnout formula over a three-year period as set forth in the acquisition agreement. The earnout was determined to be acquisition consideration and therefore is reflected as part of goodwill and was accrued based on the acquisition date fair value.

On April 10, 2012, the Company acquired 100% of the outstanding shares and voting rights of Kodama Studios, LLC, which operates My Robot Nation, (“My Robot Nation”), a consumer technology platform that provides intuitive, game-like content creation for 3D printing. My Robot Nation’s operations have been integrated into the Company and revenue from this acquisition is included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $2,749, of which $1,499 was paid in cash and $1,250 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.  The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed based on the estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below which summarizes 2012 acquisitions. The My Robot Nation acquisition is not significant to the Company’s financial statements.  Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

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

Subject to the terms and conditions of the Paramount acquisition agreement, the seller has the right to earn an additional amount pursuant to an earnout formula over a five-year period as set forth in the acquisition agreement. The earnout was determined not to be acquisition consideration and therefore will be recorded as compensation expense in the period earned. In connection with the acquisition the Company entered into a lease agreement with the former owner of Paramount pursuant to which the Company agreed to lease the facilities at which Paramount conducts its operations. The lease provides for an initial term of five years, with options for two successive three-year terms.

On May 23, 2012, the Company acquired 100% of the outstanding shares and voting rights of Bespoke Innovations, Inc. (“Bespoke”), a startup that is bringing a more personal approach to the way a broad spectrum of medical devices are developed and used. Bespoke develops proprietary, integrated scan, design and print technology that is designed to deliver custom fit prosthetics, orthotics and orthopedic devices that improve treatment and lifestyle outcomes. Bespoke’s operations have been integrated into the Company and revenue since the date of acquisition is reported in products revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $7,903 of which $4,064 was paid in cash and $3,144 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. Subject to the terms and conditions of the acquisition agreement, the sellers have the right to a deferred payment of $695. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on the estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below which summarizes 2012 acquisitions. The Bespoke acquisition is not significant to the Company’s financial statements. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

On July 23, 2012, the Company acquired 100% of the outstanding shares and voting rights of Viztu Technologies, Inc. (“Viztu”).  Viztu is the developer of Hypr3D™, an online platform that allows anyone to turn their pictures and videos into printable 3D creations. Viztu’s operations have been integrated into the Company and revenue since the date of acquisition is included in services revenue.  The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,000, of which $500 was paid in cash and $500 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below which summarizes 2012 acquisitions.  The Viztu acquisition is not significant to the Company’s financial statements.  Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

Subject to the terms and conditions of the Viztu acquisition agreement, the seller has the right to earn an additional amount, of up to a maximum of $1,000, pursuant to an earnout formula over a four-year period as set forth in the acquisition agreement. The earnout was determined not to be acquisition consideration and therefore will be recorded as compensation expense in the period earned.

On October 1, 2012, the Company acquired 100% of the outstanding shares and voting rights of The Innovative Modelmakers B.V. (“TIM”), a full service provider of Quickparts custom parts services, located in the Netherlands.  The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,714, based on the exchange rate of the Euro at the date of acquisition, of which $1,148 was paid in cash and $566 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below which summarizes 2012 acquisitions. The Company integrated TIM into its European Quickparts services, and revenue since the acquisition date is reported in services revenue. The TIM acquisition is not significant to the Company’s financial statements. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

On October 9, 2012, the Company acquired 100% of the outstanding shares and voting rights of INUS Technology, Inc., a developer of scan-to-CAD and inspection software tools, known as Rapidform (“Rapidform”). Rapidform is located in Seoul, South Korea. The fair value of the consideration paid for this acquisition, net of cash acquired, was $33,918, all of which was paid in cash. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below which summarizes 2012 acquisitions. Rapidform revenue is reported in products revenue.  The Rapidform acquisition is not significant to the Company’s financial statements. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

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

On February 22, 2011, the Company acquired 100% of the outstanding shares and voting rights of Quickparts.com, Inc. (“Quickparts”).  Quickparts is a custom parts services company. Quickparts operations have been integrated into the Company and included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $22,775, all of which was paid in cash, and was allocated to the assets purchased and liabilities assumed, based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

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

On April 13, 2011, the Company acquired the assets of Print3D Corporation (“Print3D”), a startup company that develops custom parts services for Computer Aided Design (“CAD”) users through advanced desktop tools that integrate directly into their design environment. Print3D operations have been integrated into consumer solutions and revenue is included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,250 and was allocated to the assets purchased based on their estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions. Of the consideration, $1,000 was paid in cash and $250 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

Subject to the terms and conditions of the Print 3D acquisition agreement, the sellers have the right to earn an additional amount of up to approximately $8,925, pursuant to an earnout formula set forth in the acquisition agreement, for a period of thirty-six months, which commenced on June 1, 2011.  The earnout was determined not to be acquisition consideration and therefore has been recorded as compensation expense in the period earned.

On April 14, 2011, the Company acquired the assets of Sycode, a software development company based in India. Sycode specializes in providing plug-ins for all commercially available CAD packages.  Sycode operations have been integrated into the Company and revenue is included in products revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $500, all of which was paid in cash, and was allocated to the assets purchased based on their estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

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

On May 12, 2011, the Company acquired 100% of the outstanding shares and voting rights of Freedom of Creation (“FOC”), based in the Netherlands, a provider of printable collections of innovative and practical 3D content, including products commercialized by fashion and design labels. FOC operations have been integrated into the Company and included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $2,286 and was allocated to the assets purchased and liabilities assumed based on their estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions.  Of the consideration, $1,136 was paid in cash and $1,150 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

On July 19, 2011, the Company acquired the assets of Alibre Inc. (“Alibre”), a provider of design productivity solutions.  Alibre’s operations have been integrated into the Company and revenue is included in products and services revenue. The fair value of the consideration paid for this acquisition was $3,800, all of which was paid in cash and was allocated to the assets purchased and liabilities assumed, based on their estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

On August 9, 2011, the Company acquired certain assets of Content Media, Inc. related to the Botmill printer (“Botmill”). Botmill is a manufacturer of desktop 3D printers, kits, materials and accessories.  Botmill’s operations have been integrated into the Company and revenue is included in products revenue.  The fair value of the consideration paid for this acquisition was $17, all of which was paid in cash, and was allocated to the assets purchased based on their estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

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

On September 20, 2011, the Company acquired 100% of the outstanding shares and voting rights of Formero Pty, Ltd. and its wholly-owned subsidiary XYZ Innovation (“Formero”).  Formero, based in Australia, with an additional office in China, is a provider of on-demand custom parts services and a distributor of 3D printers.  Formero’s operations have been integrated into the Company and included in services revenue and products revenue.  The fair value of the consideration paid for this acquisition, net of cash acquired, was $5,967 and was allocated to the assets purchased and liabilities assumed, based on their estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions.  Of the consideration, $4,967 was paid in cash and $1,000 was paid in shares of the Company’s common stock.  These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

Subject to the terms and conditions of the Formero acquisition agreement, the sellers have the right to earn an additional amount of up to a maximum of approximately $2,012, based on the exchange rate at the date of acquisition, pursuant to an earn-out formula set forth in the acquisition agreement, for a period of three years, which commenced on October 1, 2011. The earnout was determined not to be acquisition consideration and therefore has been recorded as compensation expense in the period earned.

On October 4, 2011, the Company acquired 100% of the outstanding shares and voting rights of Kemo Modelmakerij B.V. (“Kemo”).  Kemo, based in the Netherlands, is a provider of on-demand custom parts services.  Kemo’s operations have been integrated into the Company and revenue is recorded in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was approximately $3,719, based on the exchange rate at the date of acquisition, all of which was paid in cash, and was allocated to the assets purchased and liabilities assumed based on their estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

On November 1, 2011, the Company acquired the RenShape® stereolithography print materials and Digitalis® rapid manufacturing 3D printer product line from the Advanced Materials Division of Huntsman Corporation (“Huntsman”). Huntsman’s print materials operations have been integrated into the Company and revenue is included in products revenue. The fair value of the consideration paid for this acquisition was $41,286 all of which was paid in cash, and was allocated to the assets purchased based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

The amounts related to the acquisition of these businesses were allocated to the assets acquired and the liabilities assumed as follows:

(in thousands)	2011
Fixed assets	$3,597
Intangible assets	89,881
Other liabilities, net of cash acquired and assets assumed	(2,828)
Net assets acquired	$90,650

Note 4 Inventories

Components of inventories, net at December 31, 2013 and 2012 are as follows:

(in thousands)	2013	2012
Raw materials	$34,144	$19,785
Work in process	3,050	477
Finished goods and parts	37,954	21,558
Inventories, net	$75,148	$41,820

Note 5 Property and Equipment

Property and equipment at December 31, 2013 and 2012 are summarized as follows:

(in thousands)	2013	2012	Useful Life (in years)
Land	$541	$541	N/A
Building	9,315	9,315	25
Machinery and equipment	56,962	45,869	3-7
Capitalized software — ERP	3,872	3,181	5
Office furniture and equipment	3,586	3,357	5
Leasehold improvements	9,395	6,467	Life of lease (a)
Rental equipment	—	57	5
Construction in progress	4,014	2,595	N/A
Total property and equipment	87,685	71,382
Less: Accumulated depreciation and amortization	(42,477)	(37,029)
Total property and equipment, net	$45,208	$34,353

(a)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Depreciation and amortization expense on property and equipment for the years ended 2013, 2012 and 2011 was $9,746, $8,441 and $6,267, respectively.

Capitalized leases related to buildings had a cost of $8,496 at December 31, 2013 and $8,496 at December 31, 2012. Capitalized leases related to office furniture and equipment had a cost of $47 at December 31, 2013 and $125  at December 31, 2012.

For the years ended December 31, 2013 and 2012, the Company recognized no software amortization expense for enterprise resource planning (“ERP”) system capitalization costs compared to $225 for the year ended December 31, 2011.

Note 6 Intangible Assets

Intangible assets other than goodwill at December 31, 2013 and December 31, 2012 are as follows:

	2013			2012
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Licenses	$5,875	$(5,875)	$—	$5,875	$(5,875)	$—
Patent costs	21,545	(5,960)	15,585	27,635	(14,047)	13,588	6 - 19	3
Acquired technology	30,095	(13,615)	16,480	26,262	(11,852)	14,410	5 - 10	5
Internally developed software	18,097	(12,863)	5,234	17,847	(11,424)	6,423	5	<1
Customer relationships	95,793	(18,283)	77,510	60,329	(7,754)	52,575	5 - 20	5
Non-compete agreements	16,848	(6,666)	10,182	14,051	(3,836)	10,215	3 - 11	3
Trade names	9,302	(2,211)	7,091	5,814	(723)	5,091	2 - 10	3
Other	11,598	(4,081)	7,517	6,356	(3,051)	3,305	<1 - 7	2
Intangible assets with indefinite lives:
Trademarks	2,110	—	2,110	2,770	—	2,770	N/A	N/A
Total intangible assets	$211,263	$(69,554)	$141,709	$166,939	$(58,562)	$108,377	<1 - 20	4

During 2013, 2012 and 2011, the Company capitalized $1,648, $729 and $336, respectively, for costs incurred to acquire, develop and extend patents in the United States and various other countries. Amortization of such previously capitalized patent costs was $250 in 2013, $215 in 2012 and $237 in 2011.

At December 31, 2013, the gross acquired technology balance increased by $3,833, to $30,095, compared to $26,262 in 2012, due to technology from acquisitions and foreign currency exchange effects. The related accumulated amortization increased by  $1,763, net of foreign currency exchange impacts.

The Company had $109,644 and $80,276 of other net intangible assets, consisting of internally developed software, non-compete agreements, customer relationships and trade names and other intangibles from acquisitions, as of December 31, 2013 and 2012, respectively. Internally developed software also includes certain software costs that relate to developed software the Company obtained through acquisitions. Acquisition activities during the year ended December 31, 2013 yielded $51,930 of other intangible assets compared to $65,957 in 2012. Amortization expense related to such intangible assets was $20,447, $12,573 and $4,588 for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of these intangible assets is calculated on a straight-line basis over periods ranging from less than one year to twenty years.

Annual amortization expense for intangible assets is expected to be $22,120 in 2014, $20,302 in 2015, $18,119 in 2016, $16,109 in 2017 and $13,616 in 2018.

Note 7 Goodwill

The following are the changes in the carrying amount of goodwill by geographic reporting unit:

(in thousands)	U.S.	Europe	Asia-Pacific	Total
Balance at January 1, 2012	$61,312	$34,489	$11,850	$107,651
Effect of foreign currency exchange rates	—	697	630	1,327
Goodwill acquired through acquisitions	106,890	5,090	19,356	131,336
Balance at December 31, 2012	168,202	40,276	31,836	240,314
Effect of foreign currency exchange rates	—	2,145	(967)	1,178
Goodwill acquired through acquisitions	96,533	28,734	3,307	128,574
Balance at December 31, 2013	$264,735	$71,155	$34,176	$370,066

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

Note 8 Employee Benefits

The Company sponsors a Section 401(k) plan (the “Plan”) covering substantially all its eligible U.S. employees. The Plan entitles eligible employees to make contributions to the Plan after meeting certain eligibility requirements. Contributions are limited to the maximum contribution allowances permitted under the Internal Revenue Code. The Company matches 50% of the employee contributions up to a maximum of $3 of the employees contributions, as set forth in the Plan. The Company may also make discretionary contributions to the Plan, which would be allocable to participants in accordance with the Plan.

The Company sponsors a Z Corporation 401(k) plan (the “Z Corp Plan”) covering employees of Z Corporation, which was acquired in 2012. The Z Corp Plan entitles eligible employees to make contributions to the Z Corp Plan after meeting certain eligibility requirements. Contributions are limited to the maximum contribution allowances permitted under the Internal Revenue Code. The Company matches 50% of the first 6% of the employee’s 401(k) contributions, as set forth in the Z Corp Plan. The Company may also make discretionary contributions to the Plan, which would be allocable to participants in accordance with the Plan.

The Company sponsors a Vidar Systems Corporation Retirement Savings Plan (the “Vidar Plan”) covering employees of Vidar Corporation, which was acquired in 2012. The Vidar Plan entitles eligible employees to make contributions to the Vidar Plan after meeting certain eligibility requirements. Contributions are limited to the maximum contribution allowances permitted under the Internal Revenue Code. The Company matches 50% of employee contributions up to a maximum of 6% of the employee’s pay, as set forth in the Z Corp Plan. The Company may also make discretionary contributions to the Plan, which would be allocable to participants in accordance with the Plan.

The Company sponsors a Rapidform 401(k) plan (the “Rapidform Plan”) covering employees of Rapidform, Inc., which was acquired in 2012. The Rapidform Plan entitles eligible employees to make contributions to the Rapidform Plan after meeting certain eligibility requirements. Contributions are limited to the maximum contribution allowances permitted under the Internal Revenue Code. The Company matches up to a maximum of $4.5 of the employee’s 401(k) contributions, as set forth in the Rapidform Plan. The Company may also make discretionary contributions to the Plan, which would be allocable to participants in accordance with the Plan.

For the years ended December 31, 2013, 2012 and 2011, the Company expensed $527, $489 and $241, respectively, for matching contributions to the Plan.

Note 9 Accrued and Other Liabilities

Accrued liabilities at December 31, 2013 and 2012 are as follows:

(in thousands)	2013	2012
Compensation and benefits	$13,197	$13,582
Vendor accruals	5,449	3,357
Accrued professional fees	493	533
Accrued taxes	1,834	3,382
Royalties payable	750	550
Accrued interest	73	266
Earnouts and deferred payments related to acquisitions	5,872	2,657
Accrued other	762	462
Total	$28,430	$24,789

Other liabilities at December 31, 2013 and 2012 are summarized below:

(in thousands)	2013	2012
Defined benefit pension obligation	$5,861	$5,139
Long-term tax liability	90	803
Earnouts related to acquisitions	4,206	1,454
Long term deferred revenue	4,218	2,787
Other long-term liabilities	826	657
Total	$15,201	$10,840

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

The carrying amounts and fair values of the Company’s other financial instruments at December 31, 2013 and 2012 were as follows:

	2013		2012
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Grand Junction note receivable	$—	$—	$1,891	$1,711
5.50% convertible notes	$11,416	$12,035	$80,531	$86,981

In December 2008, the Company sold its Grand Junction, Colorado facility for $5,500, consisting of $3,500 of cash proceeds (before deducting closing costs) and a zero interest five-year promissory note from the buyer. The Company discounted the note receivable by $1,017, reducing the net gain on the sale to $636.  The note receivable was settled during 2013 and the deferred gain of $636 was recognized in interest and other expense, net.

The note was secured by (i) a guarantee from the principals of the entity that purchased the facility and (ii) a second deed of trust on the facility.

The fair value of the Grand Junction note receivable was calculated at December 31, 2012 by discounting the remaining payments using a discount rate of 13.63%. This rate was derived by taking the risk-free interest rate for similar maturities and adding an estimated risk premium intended to reflect the credit risk.

In November 2011, the Company entered into an indenture under which it privately placed $152,000 of 5.50% senior convertible notes due December 15, 2016 with institutional and accredited investors. The estimated fair value of the fixed-rate convertible notes in the table above differs from the amounts reflected on the balance sheet based on the difference between the mandatory redemption value and the market value of the notes. The interest rate used to discount the contractual payments associated with the debentures was 6.91% for 2013 and 6.67% for 2012.

The foregoing estimates are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the Company’s estimates.

The Company conducts business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, the Company is subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. When appropriate, the Company enters into foreign currency contracts to hedge exposures arising from those transactions. The Company has elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, all gains and losses (realized or unrealized) are recognized in “Interest and other expense, net” in the consolidated statements of income and comprehensive income. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the consolidated balance sheet.

There were no foreign currency contracts outstanding at December 31, 2013 or at December 31, 2012.

The total impact of foreign currency related items on the consolidated statements of income and comprehensive income was a loss of $773, a gain of $145 and a loss of  $118 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company recognized a deferred tax liability of $7,200 as the tax effect of the basis difference between carrying values and tax basis of the convertible notes. The carrying value of this deferred tax liability offset certain net deferred tax assets for determining valuation allowances against those deferred tax assets. See Note 20 to the consolidated financial statements.

The following table summarizes the principal amounts and related unamortized discount on convertible notes:

(in thousands)	2013	2012
Principal amount of convertible notes	$12,540	$90,960
Unamortized discount on convertible notes	(1,124)	(10,429)
Net carrying value	$11,416	$80,531

The following table summarizes other information related to the convertible notes:

Total amortization period for debt discount	5 years
Remaining amortization period for debt discount	3 years
Effective interest rates on convertible notes	9.51%

The following table summarizes interest costs recognized on convertible notes:

(in thousands)	2013	2012	2011
Contractual interest coupon	$1,685	$8,053	$906
Amortization of debt discount	974	3,876	409
Total	$2,659	$11,929	$1,315

These notes are convertible into shares of the Company’s Common Stock at an initial conversion rate equivalent to 69.9032 shares of Common Stock per $1 principal amount of notes, which represents an initial conversion rate of approximately $14.31 per share of Common Stock.  The conversion rate is subject to adjustment in certain circumstances as more fully set forth in the indenture covering the notes. During 2013 note holders converted $80,754 aggregate principal amount of notes which converted into 5,482 shares of common stock on a split-adjusted basis. The Company recognized a loss of  $11,275 and $7,021, respectively, at December 31, 2013 and 2012 on conversions of these notes in interest and other expense, net. As of December 31, 2013 and 2012, the aggregate principal of notes outstanding was $12,540 and $90,960, respectively.

If converted, the aggregate principal amount of the notes then outstanding may be settled in cash, shares of common stock, or a combination thereof, at the Company’s election. Subject to the terms of the indenture, holders may convert their notes at any time. The remaining notes are convertible into approximately 876 shares of common stock. In certain circumstances provided by the indenture, the number of shares of common stock issuable upon conversion of the notes may be increased, and with it, the aggregate principal amount of the notes. Unless earlier repurchased or converted, the notes will mature on December 15, 2016.

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

Redemption Features – convertible securities

Upon certain terms and conditions, the Company may elect to satisfy its conversion obligation with respect to the notes by paying cash, in whole or in part, for specified aggregate principal amount of the notes. In the event of certain types of fundamental changes, the Company will increase the conversion rate by a number of additional shares, up to a maximum of 1,118 shares which equates to a conversion price of approximately $11.22 per share at December 31, 2013.

Interest Expense

Interest expense totaled $3,425,  $12,468, and $2,090 for the years ended December 31, 2013, 2012 and 2011, respectively. Interest income totaled $1,258,  $168, and $51 for the years ended December 31, 2013, 2012 and 2011, respectively, reflecting the combined effect of the issuance and conversion of the senior convertible notes, lower interest rates on investments, and higher cash balances.

Note 12 Lease Obligations

The Company leases certain of its facilities and equipment under capitalized leases and other facilities and equipment under non-cancelable operating leases. The leases are generally on a net-rent basis, under which the Company pays taxes, maintenance and insurance. Leases that expire at various dates through 2031 are expected to be renewed or replaced by leases on other properties. Rent expense for the years ended December 31, 2013, 2012 and 2011 aggregated $6,891, $4,968 and $2,738, respectively.

The Company’s future minimum lease payments as of December 31, 2013 under capitalized leases and non-cancelable operating leases, with initial or remaining lease terms in excess of one year, were as follows:

(in thousands)	Capitalized Leases	Operating Leases
Years ending December 31:
2014	$696	$6,756
2015	709	5,615
2016	691	4,416
2017	718	3,452
2018	715	2,890
Later years	9,636	2,100
Total minimum lease payments	13,165	$25,229
Less: amounts representing imputed interest	(5,701)
Present value of minimum lease payments	7,464
Less: current portion of capitalized lease obligations	(187)
Capitalized lease obligations, excluding current portion	$7,277

Rock Hill Facility

The Company leases its headquarters and research and development facility pursuant to a lease agreement with Lex Rock Hill, LP. After its initial term ending August 31, 2021, the lease provides the Company with the option to renew the lease for two additional five-year terms. The lease also grants the Company the right to cause Lex Rock Hill, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of $669 in 2013 through 2015, $683 in 2016, including a rent escalation in 2016, $709 in 2017 through 2020 and $723 in 2021. Under the terms of the lease, the Company is obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. The lease also grants the Company the right to purchase the leased premises and undeveloped land surrounding the leased premises on terms and conditions described more particularly in the lease. In 2011, the Company exercised its right to purchase the undeveloped land for $370.  This lease is recorded as a capitalized lease obligation under ASC 840, “Leases.” The implicit interest rate at December 31, 2013 and 2012 was 6.93%.

Other Capital Lease Obligations

The Company leases other equipment with lease terms through August 2018.  In accordance with ASC 840, the Company has recorded these leases as capitalized leases. The implicit interest rate ranged from 1.75% to 7.80% at December 31, 2013 and 1.55% to 7.80% at December 31, 2012.

Note 13 Preferred Stock

The Company had 5,000 shares of preferred stock that were authorized but unissued at December 31, 2013 and 2012.

Note 14 Stock-Based Compensation

Effective May 19, 2004, the Company adopted its 2004 Incentive Stock Plan (the “2004 Stock Plan”) and its 2004 Restricted Stock Plan for Non-Employee Directors (the “2004 Director Plan”). Effective upon the adoption of these Plans, all the Company’s previous stock option plans terminated, except with respect to options outstanding under those plans. As of December 31, 2013 and 2012, all vested options had been exercised and there were no options outstanding. All stock-based compensation expense for vested options was recognized prior to 2008.

In 2013, the maximum number of shares of common stock reserved for issuance under the 2004 Stock Plan was increased from 4,000 to 6,000. Total awards issued under this plan, net of repurchases, amounted to 1,046 shares of restricted stock in 2013,  540 shares of restricted stock in 2012, and 384 shares of restricted stock in 2011. The Company estimated the future value associated with awards granted in 2013, 2012 and 2011 as $67,942, $20,458 and $8,007, respectively, which is calculated based on the fair market value of the common stock on the date of grant less the amount paid by the recipient and is expensed over the vesting period of each award. The compensation expense recognized in 2013, 2012 and 2011 was $12,958, $4,818 and $2,337, respectively. Generally, each of these awards is made with a vesting period of three years to five years from the date of grant and requires the recipient to pay the lesser of $1.00 for each share or an amount equal to ten percent of the fair market value of the Company’s common stock per share at the date of grant.

The purpose of the 2014 Stock Plan is to provide an incentive that permits the persons responsible for the Company’s growth to share directly in that growth and to further the identity of their interests with the interests of the Company’s stockholders. Any person who is an employee of or consultant to the Company, or a subsidiary or an affiliate of the Company, is eligible to be considered for the grant of restricted stock awards, stock options or performance awards pursuant to the 2004 Stock Plan. The 2004 Stock Plan is administered by the Compensation Committee of the Board of Directors, which, pursuant to the provisions of the 2004 Stock Plan, has the sole authority to determine recipients of awards under that plan, the number of shares to be covered by such awards and the terms and conditions of each award. The 2004 Stock Plan may be amended, altered or discontinued at the sole discretion of the Board of Directors at any time.

The 2004 Director Plan provides for the grant of up to 600 shares of common stock to non-employee directors (as defined in the Plan) of the Company, subject to adjustment in accordance with the terms of the Plan. The purpose of this Plan is to attract, retain and motivate non-employee directors of exceptional ability and to promote the common interests of directors and stockholders in enhancing the value of the Company’s common stock. Each non-employee director of the Company is eligible to participate in this Plan upon their election to the Board of Directors. The Plan provides for initial grants of 1 share of common stock to each newly elected non-employee director, annual grants of 3 shares of common stock as of the close of business on the date of each annual meeting of stockholders, and interim grants of 3 shares of common stock, or a pro rata portion thereof, to non-employee directors elected at meetings other than the annual meeting. Effective April 1, 2011, the Board of Directors amended this Plan to limit the value of any award of shares made to an eligible director to $50, valued on the date of the award. Effective April 1, 2013, the Board of Directors amended this Plan to increase the limit of the value of any award of shares made to an eligible director to $100, valued on the date of award. The issue price of common stock awarded under this Plan is equal to the par value per share of the common stock. The Company accounts for the fair value of awards of common stock made under this Plan, net of the issue price, as director compensation expense in the period in which the award is made. During the years ended December 31, 2013, 2012 and 2011, the Company recorded $600, $300 and $300, respectively, as director compensation expense in connection with awards of 12 shares in 2013,  11 shares in 2012 and 16 shares in 2011 of common stock made to the non-employee directors of the Company pursuant to this Plan.

As of December 31, 2013,  150 and 1,295 shares of common stock were available for future grants under the 2004 Director Plan and the 2004 Stock Plan, respectively. The status of the Company’s stock options is summarized below:

	2013		2012		2011
(shares and options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	1,076	$3.76	1,554	$4.34
Exercised	—	—	(1,056)	3.70	(452)	5.61
Lapsed or canceled	—	—	(20)	7.12	(26)	6.72
Outstanding at end of year	—	$—	—	$—	1,076	$3.76
Options exercisable at end of year	—		—		1,076
Shares available for future option grants (a)	1,445		1,667		2,217

(a)	Assumes the issuance of options permitted by the 2004 Incentive Stock Plan.

As of December 31, 2012, all stock options were exercised or expired; consequently, no stock options were outstanding or exercised during 2013. The aggregate intrinsic value of stock options exercised during 2012 and 2011 was  $39,165 and $5,298, respectively, determined as of the date of exercise.

Note 15 International Retirement Plan

The Company sponsors a non-contributory defined benefit pension plan for certain employees of a non-U.S. subsidiary initiated by a predecessor of the subsidiary. The Company maintains insurance contracts that provide an annuity that is used to fund the current obligations under this plan. The net present value of that annuity was $3,144 and $2,819 as of December 31, 2013 and 2012, respectively. The net present value of that annuity is included in “Other assets, net” on the Company’s consolidated balance sheets at December 31, 2013 and 2012. The following table provides a reconciliation of the changes in the projected benefit obligation for the years ended December 31, 2013 and 2012:

(in thousands)	2013	2012
Reconciliation of benefit obligations:
Obligations as of January 1	$5,240	$3,936
Service cost	144	92
Interest cost	198	191
Actuarial loss	246	1,030
Benefit payments	(122)	(98)
Effect of foreign currency exchange rate changes	281	89
Obligations as of December 31	5,987	5,240
Funded status as of December 31 (net of tax benefit)	$(5,987)	$(5,240)

The projected benefit obligation in the table above includes $246 and $1,030 of unrecognized net loss for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, the Company recorded the $246 loss, net of a $78 tax benefit, as a $168 adjustment to “Accumulated other comprehensive income” in accordance with ASC 715, “Compensation – Retirement Benefits.” At December 31, 2012, the Company recorded the $1,030 loss, net of a $316 tax benefit, as a $714 adjustment to “Accumulated other comprehensive income” in accordance with ASC 715, “Compensation – Retirement Benefits.”

The Company has recognized the following amounts in the consolidated balance sheets at December 31, 2013 and 2012:

(in thousands)	2013	2012
Accrued liabilities	$127	$101
Other liabilities	5,860	5,139
Projected benefit obligation	5,987	5,240
Accumulated other comprehensive income	(1,076)	(908)
Total	$4,911	$4,332

The following projected benefit obligation and accumulated benefit obligation were estimated as of December 31, 2013 and 2012:

(in thousands)	2013	2012
Projected benefit obligation	$5,987	$5,240
Accumulated benefit obligation	$5,553	$4,840

The following table shows the components of net periodic benefit costs and other amounts recognized in other comprehensive income:

(in thousands)	2013	2012
Net periodic benefit cost:
Service cost	$144	$92
Interest cost	198	191
Amortization of actuarial loss	55	—
Total	$397	$283
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss	168	714
Total expense recognized in net periodic benefit cost and other comprehensive income	$565	$997

The following assumptions are used to determine benefit obligations as of December 31:

	2013	2012
Discount rate	3.50%	3.80%
Rate of compensation	2.00%	2.00%

The following benefit payments, including expected future service cost, are expected to be paid:

(in thousands)
Estimated future benefit payments:
2014	$153
2015	156
2016	176
2017	179
2018	183
2019-2023	1,224

Note 16 Warranty Contracts

The Company provides product warranties for up to one year, or longer if required by applicable laws or regulations, as part of sales transactions for certain of its printers. Warranty revenue is recognized ratably over the term of the warranties, which is the period during which the related costs are incurred. This warranty provides the customer with maintenance on the equipment during the warranty period and provides for certain repair, labor and replacement parts that may be required. In connection with this activity, the Company recognized warranty revenue and incurred warranty costs as shown in the table below.

Warranty Revenue Recognition:
(in thousands)	Beginning Balance Deferred Warranty Revenue	Warranty Revenue Deferred	Warranty Revenue Recognized	Ending Balance Deferred Warranty Revenue
Year Ended December 31,
2013	$4,081	$14,681	$(9,621)	$9,141
2012	3,094	7,540	(6,553)	4,081
2011	4,433	4,210	(5,549)	3,094

Warranty Costs Incurred:
(in thousands)		Materials	Labor and Overhead	Total
Year Ended December 31,
2013		$4,441	$4,821	$9,262
2012		2,672	3,720	6,392
2011		2,020	3,565	5,585

Note 17 Computation of Net Income per Share

The Company presents basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the applicable period.  Diluted EPS is calculated by dividing net income available to 3D Systems’ common stockholders by the weighted average number of common and common equivalent shares outstanding during the applicable period. The following table is a reconciliation of the numerator and denominator of the basic and diluted income per share computations for the years ended December 31, 2013, 2012 and 2011:

(in thousands, except per share amounts)	2013	2012	2011
Numerator:
Net income attributable to 3D Systems – numerator for basic net earnings per share	$44,107	$38,941	$35,420
Add: Effect of dilutive securities
Interest expense on 5.50% convertible notes (after-tax)(a)	—	—	—
Numerator for diluted earnings per share	$44,107	$38,941	$35,420

Denominator:
Weighted average shares – denominator for basic net earnings per share	$98,393	$80,817	$74,622
Add: Effect of dilutive securities
Stock options and other equity compensation	—	906	1,463
5.50% convertible notes (after-tax)(a)	—	—	—
Denominator for diluted earnings per share	$98,393	$81,723	$76,085

Earnings per share
Basic and Diluted	$0.45	$0.48	$0.47

Interest expense excluded from diluted earnings per share calculation (a)	$1,835	$9,002	906
5.50% Convertible notes shares excluded from diluted earnings per share calculation (a)	1,764	5,957	7,084

(a)

Average outstanding diluted earnings per share calculation excludes shares that may be issued upon conversion of the outstanding senior convertible notes since the effect of their inclusion would have been anti-dilutive.

Note 18 Noncontrolling Interest

On July 15, 2013, the Company acquired approximately 82% of the outstanding shares and voting rights of Phenix Systems, a global provider of direct metal selective laser sintering 3D printers based in Riom, France. Phenix’s operating results are included in these consolidated financial statements. In accordance with ASC 810, “Consolidation,” the carrying value of the noncontrolling interest is reported in the consolidated balance sheets as a separate component of equity and consolidated net income has been adjusted to report the net loss attributable to the noncontrolling interest. Subsequent to the acquisition, the Company completed a tender offer and acquired additional shares and voting rights of Phenix Systems. As of December 31, 2013, the Company owned 94.7% of the capital and voting rights of Phenix Systems.

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

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;

•

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

For the Company, the above standard applies to cash equivalents, convertible senior notes and foreign exchange contracts. The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of:
	December 31, 2013				December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$226,895	$—	$—	$226,895	$101,906	$—	$—	$101,906

(a)

Cash equivalents include funds held in money market instruments and are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the quarter or year ended December 31, 2013.

The carrying value of the senior convertible notes as of December 31, 2013 and December 31, 2012 was $11,416 and $80,531, respectively, net of the unamortized discount. As of December 31, 2013 and December 31, 2012, the estimated fair value of the senior convertible notes was $12,035 and $86,981, respectively, based on quoted market prices. The Company determined the fair value of the convertible notes utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the senior convertible notes is considered Level 2

In addition to the financial assets and liabilities included above, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of December 31, 2013 and 2012.

Note 20 Income Taxes

The components of the Company’s income before income taxes are as follows:

(in thousands)	2013	2012	2011
Income before income taxes:
Domestic	$55,826	$34,105	$25,057
Foreign	8,180	9,174	7,389
Total	$64,006	$43,279	$32,446

The components of income tax provision for the years ended December 31, 2013, 2012 and 2011 are as follows:

(in thousands)	2013	2012	2011
Current:
U.S. federal	$24,688	$441	$—
State	1,926	1,031	367
Foreign	3,165	3,527	1,799
Total	29,779	4,999	2,166

Deferred:
U.S. federal	(7,760)	869	(4,727)
State	(450)	(798)	(189)
Foreign	(1,682)	(732)	(224)
Total	(9,892)	(661)	(5,140)
Total income tax provision	$19,887	$4,338	$(2,974)

The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2013, 2012 and 2011 as follows

	% of Pretax Income
	2013	2012	2011
Tax provision based on the federal statutory rate	35.0%	35.0%	35.0%
Release of valuation allowances	—	(12.4)	(19.2)
Use of non-operating losses against U.S. taxable income, taxes	—	(14.6)	(24.8)
Deemed income related to foreign operations	0.2	0.1	0.7
Income not subject to tax	—	—	(2.0)
State taxes, net of federal benefit, before valuation allowance	2.4	2.3	1.3
Research credits	(0.6)	—	—
Foreign income tax rate differential	(0.3)	(0.7)	(0.6)
Domestic production activities deduction	(3.6)	—	—
Return to provision adjustments, foreign current and deferred balances	(0.4)	0.5	(0.7)
Other	(1.6)	(0.2)	1.1
Effective tax rate	31.1%	10.0%	(9.2)%

The difference between the Company’s effective tax rate for 2013 and the federal statutory rate was 3.9 percentage points. The Company is reporting positive U.S. taxable income, and is therefore entitled to use the domestic production activities deduction provided to producers in the United States, effectively lowering the U.S. tax rate applicable to production activities.

The difference between the Company’s effective tax rate for 2012 and the federal statutory rate resulted primarily from changes in valuation allowances. These comprised:

•

The release of valuation allowances against certain U.S. deferred tax assets. This release was based upon the Company’s results of operations. The Company concluded during the 2012 that it is more likely than not that a portion of its current U.S. deferred tax assets will be realized. As a result, in accordance with ASC 740, the Company released the remainder of its valuation allowances related to $12,388 of reserves, accruals and tax credits and to $7,602 of net operating loss carryforwards for state income tax purposes, resulting in no valuation allowance as of December 31, 2012. This resulted in a non-cash income tax benefit of $5,372.

•

Other changes in valuation allowances were a result of utilizing U.S. loss carryforwards, which had had a full valuation allowance against them, to eliminate all federal and most state income tax expense otherwise arising.

The difference between the Company’s effective tax rate for 2011 and the federal statutory rate resulted primarily from changes in valuation allowances. These comprised:

•

The release of valuation allowances against certain U.S. deferred tax assets. This release was based upon the Company’s results of operations and its expected profitability in future years. The Company concluded, during 2011 that it is more likely than not that a portion of its net U.S. deferred tax assets will be realized. As a result, in accordance with ASC 740, $17,000 of the valuation allowance applied to such net deferred tax assets was reversed. This reversal resulted in a non-cash income tax benefit of $6,221.

•

Other changes in valuation allowances were a result of utilizing U.S. loss carryforwards, which had had a full valuation allowance against them, to eliminate all federal and most state income tax expense otherwise arising.

In 2013, the Company had no valuation allowance against net deferred income tax assets.

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

In 2011, the Company’s valuation allowance against net deferred income tax assets decreased by $25,892. This decrease consisted of a $25,892 decrease against the U.S. deferred income tax assets. The decrease in the valuation allowance against the net U.S. deferred income tax assets resulted primarily from the increase in the Company’s domestic net operating income and an increase in the amount of net operating loss carryforwards for state income tax purposes.

The components of the Company’s net deferred income tax assets and net deferred income tax liabilities at December 31, 2013 and 2012 are as follows:

(in thousands)	2013	2012
Deferred income tax assets:
Tax credit carryforwards	$2,713	$3,390
Net operating loss carryforwards	5,725	1,949
Reserves and allowances	5,927	4,706
Stock options and restricted stock awards	3,174	3,701
Deferred lease revenue	86	280
Senior convertible notes	1,042	—
Accrued liabilities	342	—
Property, plant and equipment	629	—
Total deferred income tax assets	19,638	14,026
Deferred income tax liabilities
Senior convertible notes	—	3,933
Intangibles	32,737	27,041
Property, plant and equipment	—	90
Accrued liabilities	—	130
Total deferred income tax liabilities	32,737	31,194
Net deferred income tax liabilities	$(13,099)	$(17,168)

The Company’s net deferred income tax liabilities include both current and noncurrent amounts. Accrued liabilities and deferred lease revenue are classified as current. Portions of reserves and allowances, tax credit carryforwards, and net operating loss carryforwards that would be available within the next year are classified as current, with the remainder of the balance classified as noncurrent. Stock options and restricted stock awards, property, plant and equipment, the senior convertible notes and intangibles are also classified as noncurrent.

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

At December 31, 2013, $5,725 of the Company’s deferred income tax assets was attributable to $52,177 of net operating loss carryforwards, which consisted of $6,856 loss carryforwards for U.S. federal income tax purposes, $38,934 of loss carryforwards for U.S. state income tax purposes and $6,387 of loss carryforwards for foreign income tax purposes.

At December 31, 2012, $1,949 of the Company’s deferred income tax assets was attributable to $42,202 of net operating loss carryforwards, which consisted of no loss carryforwards for U.S. federal income tax purposes, $41,047 of loss carryforwards for U.S. state income tax purposes and $1,155 of loss carryforwards for foreign income tax purposes.

The net operating loss carryforwards for U.S. federal income tax purposes begin to expire in 2022. The net operating loss carryforwards for U.S. state income tax purposes began to expire in 2014. In addition, certain loss carryforwards for foreign income tax purposes begin to expire in 2018 and certain other loss carryforwards for foreign purposes do not expire. Ultimate utilization of these loss carryforwards depends on future taxable earnings of the Company and its subsidiaries.

At December 31, 2013, tax credit carryforwards included in the Company’s deferred income tax assets consisted of $2,040 of research and experimentation tax credit carryforwards for U.S. state income tax purposes, $58 of such tax credit carryforwards for foreign income tax purposes and $615 of other state tax credits. The state research and experimentation credits do not expire; the other state credits begin to expire in 2017.

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

The Company recorded $26,038 to additional paid-in capital during 2013 with respect to the exercised stock options and the vesting of restricted stock awards.

The Company has not provided for any taxes on approximately $19,752 of unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings outside the U.S. We believe a calculation of the deferred tax liability associated with these undistributed earnings is impracticable.

The Company decreased its ASC 740 reserve by $852, before any offsetting tax benefit, for the year ended December 31, 2013 and decreased this reserve by $298, before any offsetting tax benefit, for the year ended December 31, 2012. The Company decreased its unrecognized benefits by $459 for the year ended December 31, 2013 and decreased these benefits by $82 for the year ended December 31, 2012. The Company does not anticipate any additional unrecognized tax benefits during the next twelve months that would result in a material change to its consolidated financial position.

	Unrecognized Tax Benefits
(in thousands)	2013	2012	2011
Balance at January 1	$(475)	$(393)	$(429)
Increases related to prior year tax positions	380	300	28
Decreases related to prior year tax positions	—	(378)	(2)
Increases related to current year tax positions	—	—	—
Decreases related to current year tax positions	—	(4)	—
Decreases in unrecognized liability due to settlements with foreign tax authorities	79	—	10
Balance at December 31	$(16)	$(475)	$(393)

The Company includes interest and penalties in the consolidated financial statements as a component of income tax expense.

The principal tax jurisdictions in which the Company files income tax returns are the United States, France, Germany, Japan, Korea, China, India, Italy, Switzerland, Australia, the Netherlands and the United Kingdom. Tax years 2010 through 2013 remain subject to examination by the U.S. Internal Revenue Service. The Company has utilized a portion of its U.S. loss carryforwards causing the years from 1997 through 2007 to be subject to examination. The Company’s non-U.S. subsidiaries’ tax returns are open to possible examination beginning in the year shown in parentheses in the following countries: France (2011), Germany (2011), Japan (2007), Italy (2009), Switzerland (2008), the United Kingdom (2009), the Netherlands (2007), Australia (2009), Korea (2008) and China (2013).

Note 21 Segment Information

The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide 3D printing, rapid prototyping and manufacturing printers and parts solutions, which produce three-dimensional objects more quickly than traditional manufacturing. The Company conducts its business through subsidiaries in the U.S., a subsidiary in Switzerland that operates a research and production facility and sales and service offices operated by subsidiaries in Europe (France, Germany, Italy, the Netherlands, Switzerland and the United Kingdom) and in Asia Pacific (Australia, China, India, Korea and Japan). The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.” Our geographic external sales and operating profits are attributed to the geographic regions based on their location of origin. Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

(in thousands)	2013	2012	2011
Revenue from unaffiliated customers:
United States	$284,752	$196,414	$117,739
Germany	51,245	39,748	34,978
Other Europe	82,536	60,939	48,346
Asia Pacific	94,867	56,532	29,360
Total	$513,400	$353,633	$230,423

The Company’s revenue from unaffiliated customers by type is as follows:

(in thousands)	2013	2012	2011
Printers and other products	$227,627	$126,798	$66,665
Materials	128,405	103,182	70,641
Services	157,368	123,653	93,117
Total revenue	$513,400	$353,633	$230,423

Intercompany sales were as follows:

	Year Ended December 31, 2013
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$23,100	$15,622	$5,438	$44,160
Germany	1,825	—	4,135	—	5,960
Other Europe	26,862	1,688	2,090	566	31,206
Asia Pacific	1,659	641	67	1,431	3,798
Total	$30,346	$25,429	$21,914	$7,435	$85,124

	Year Ended December 31, 2012
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$6,823	$4,153	$1,044	$12,020
Germany	197	—	2,205	—	2,402
Other Europe	4,812	26	255	38	5,131
Asia Pacific	195	—	—	—	195
Total	$5,204	$6,849	$6,613	$1,082	$19,748

	Year Ended December 31, 2011
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$17,634	$10,213	$3,984	$31,831
Germany	372	—	3,523	—	3,895
Other Europe	13,388	9	118	—	13,515
Asia Pacific	18	4	—	—	22
Total	$13,778	$17,647	$13,854	$3,984	$49,263

Income from operations was as follows:

(in thousands)	2013	2012	2011
Income from operations:
United States	$43,743	$37,743	$19,045
Germany	302	1,305	1,509
Other Europe	7,849	5,415	6,645
Asia Pacific	30,499	16,528	7,152
Subtotal	82,393	60,991	34,351
Inter-segment elimination	(1,532)	(420)	551
Total	$80,861	$60,571	$34,902

(in thousands)	2013	2012	2011
Depreciation and amortization:
United States	$21,826	$17,049	$7,666
Germany	961	178	234
Other Europe	4,410	2,983	2,475
Asia Pacific	3,247	1,019	718
Total	$30,444	$21,229	$11,093

(in thousands)	2013	2012	2011
Capital expenditures:
United States	$5,166	$2,177	$1,964
Germany	21	49	6
Other Europe	1,171	857	896
Asia Pacific	614	141	4
Total	$6,972	$3,224	$2,870

(in thousands)	2013	2012
Assets:
United States	$870,208	$501,157
Germany	38,685	24,264
Other Europe	120,562	86,494
Asia Pacific	68,401	65,527
Total	$1,097,856	$677,442

(in thousands)	2013	2012
Cash and cash equivalents:
United States	$286,377	$132,890
Germany	3,441	5,846
Other Europe	8,915	10,247
Asia Pacific	7,583	6,876
Total	$306,316	$155,859

(in thousands)	2013	2012
Long-lived assets:
United States	$426,221	$278,590
Germany	23,134	10,142
Other Europe	71,269	51,029
Asia Pacific	50,377	50,243
Total	$571,001	$390,004

Note 22 Commitments and Contingencies

The Company leases office space and certain furniture and fixtures under various non-cancelable operating leases. Rent expense under operating leases was $6,891, $4,968 and $2,738 for 2013, 2012 and 2011, respectively.

As of December 31, 2013, the Company has supply commitments for printer assemblies for the first quarter of 2014 that total $41,091 compared to $10,894 at December 31, 2012.

For certain of the recent acquisitions, the Company is obligated to pay deferred purchase price totaling $4,500, due in 2014, based upon the exchange rates at the dates of acquisitions. In addition, certain of the agreements contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liabilities recorded for these earnouts as of December 31, 2013 was $5,578 compared to $2,647 at December 31, 2012. See Note 3 for details of acquisitions and related commitments.

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

Litigation

In 2008, DSM Desotech Inc. filed a complaint, which it has subsequently amended, in an action titled DSM Desotech Inc. v. 3D Systems Corporation and 3D Systems, Inc. in the United States District Court for the Northern District of Illinois (Eastern Division) asserting that the Company engaged in anticompetitive behavior with respect to resins used in certain of its stereolithography machines. The complaint further asserted that the Company infringed upon two of DSM Desotech’s patents relating to stereolithography machines.

On January 31, 2013, the Court granted the Company summary judgment for all seven of the counts alleging anticompetitive behavior. On February 28, 2013, the parties filed a stipulation of dismissal of the remaining counts, and the Court dismissed those counts in connection with the settlement of these portions of the litigation. On March 29, 2013, DSM Desotech filed a notice of appeal to the United States Court of Appeals for the Federal Circuit regarding the Court’s granting of summary judgment in favor of the Company on all seven counts of alleged anticompetitive behavior. DSM Desotech filed its opening appellate brief on May 28, 2013. The Company filed its response appellate brief on July 11, 2013, and DSM Desotech filed its reply appellate brief on August 12, 2013. The parties participated in an oral hearing on January 6, 2014.  The Company intends to continue to vigorously contest all the claims asserted by DSM Desotech.

On November 20, 2012, the Company filed a complaint in an action titled 3D Systems, Inc. v. Formlabs, Inc. and Kickstarter, Inc. in the United States District Court for the District of South Carolina (Rock Hill Division) asserting that Formlabs’ and Kickstarter’s sales of the Form 1 3D printer infringed one of the Company’s patents relating to stereolithography machines. Formlabs and Kickstarter filed a motion to dismiss or transfer venue on February 25, 2013, and the Company filed a first amended complaint on March 8, 2013. On May 8, 2013, the Court granted the parties’ joint motion to stay the case until September 3, 2013 to enable the parties to continue settlement discussions.  On November 8, 2013, the Company voluntarily dismissed the South Carolina complaint and filed a new complaint in the United States District Court for the Southern District of New York asserting that Formlabs’ sales of the Form 1 3D printer infringed eight of the Company’s patents relating to stereolithography machines.  On December 20, 2013, Formlabs filed a motion to dismiss Company’s claims of indirect and willful infringement, and Company filed a memorandum in opposition on January 6, 2014.  Formlabs filed a reply on January 16, 2014.The Company intends to pursue claims for damages against Formlabs.

The Company is also involved in various other legal matters incidental to its business. The Company believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on our consolidated results of operations or consolidated financial position.

Note 23 Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income by component are as follows.

(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Liquidation of non-US entity	Total
Balance at December 31, 2012	$4,774	$(908)	$—	$3,866
Other comprehensive income (loss)	1,918	(168)	173	1,923
Amounts reclassified to net income	—	—	—	—
Balance at December 31, 2013	$6,692	$(1,076)	$173	$5,789

The amounts presented above are in other comprehensive income and are net of taxes. For additional information about foreign currency translation, see Note 10. For additional information about the pension plan, see Note 15. See Note 3.

Note 24 Selected Quarterly Financial Data (unaudited)

The following tables set forth unaudited selected quarterly financial data:

	Quarter Ended
(in thousands, except per share amounts)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Consolidated revenue	$154,817	$135,717	$120,787	$102,079
Gross profit	80,097	71,437	62,583	53,477
Total operating expenses	62,121	42,867	45,787	35,958
Income from operations	17,976	28,570	16,796	17,519
Income tax expense	5,248	8,279	4,791	1,569
Net income attributable to 3D Systems	$11,224	$17,640	$9,343	$5,883
Basic and diluted net income per share	$0.11	$0.17	$0.10	$0.06

	Quarter Ended
(in thousands, except per share amounts)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Consolidated revenue	$101,571	$90,532	$83,610	$77,920
Gross profit	52,496	46,879	42,968	38,853
Total operating expenses	34,330	28,443	28,969	28,883
Income from operations	18,166	18,436	13,999	9,970
Income tax expense (benefit)	(1,449)	2,752	1,935	1,100
Net income	$10,912	$13,517	$8,324	$6,188
Basic and diluted net income per share	$0.13	$0.16	$0.11	$0.08

The sum of per share amounts for each of the quarterly periods presented does not necessarily equal the total presented for the year because each quarterly amount is independently calculated at the end of each period based on the net income available to common stockholders for such period and the weighted average shares of outstanding common stock for such period.

Note 25 Subsequent Events

On February 19, 2014, the Company announced the acquisition of Digital PlaySpace, Inc. (DPS), an innovative digital play platform that connects brands and retailers with consumers around printable play activities with creativity and design through its two leading digital properties, DigitalDollhouse.com and Dreamhouse Designer, a Facebook social gaming app. The DPS platform combines home design, gaming, and community sharing to deliver a vivid 3D create-and-make experience for children and their parents. The DPS acquisition is not significant to the Company’s operating results. See Note 3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

3D Systems Corporation
Rock Hill, South Carolina

The audits referred to in our report dated February 28, 2014, relating to the consolidated financial statements of 3D Systems Corporation for the years ended December 31, 2013, 2012 and 2011, which is contained in Item 8 of the Form 10‑K, also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

BDO USA, LLP
Charlotte, North Carolina
February 28, 2014

SCHEDULE II

3D Systems Corporation
Valuation and Qualifying Accounts
Years ended December 31, 2013, 2012 and 2011

Year Ended	Item	Balance at beginning of year	Additions charged to expense	Charged to other accounts	Deductions/ other	Balance at end of year
2013	Allowance for doubtful accounts	$4,317	$4,961	$(941)	$(204)	$8,133
2012	Allowance for doubtful accounts	3,019	3,039	(541)	(1,200)	4,317
2011	Allowance for doubtful accounts	2,017	1,731	83	(812)	3,019

2013	Reserve for excess and obsolete inventory	$3,534	$1,801	$—	$(994)	$4,341
2012	Reserve for excess and obsolete inventory	2,542	777	—	215	3,534
2011	Reserve for excess and obsolete inventory	2,205	431	—	(94)	2,542

2013	Deferred income tax asset allowance accounts	$—	$—	$—	$—	$—
2012	Deferred income tax asset allowance accounts(a)	8,781	11,146	—	(19,927)	—
2011	Deferred income tax asset allowance accounts(a)	34,673	2,318	—	(28,210)	8,781

(a)	Additions represent increases in valuation allowances against deferred tax assets; deductions represent decreases in valuation allowances against deferred tax assets.