Form 10-Q
period 2014-03-31
3D SYSTEMS CORP
filed 2014-04-29
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10‑Q

_______________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of Common Stock, par value $0.001, outstanding as of April 23, 2014:  103,509,956

3D SYSTEMS CORPORATION

Quarterly Report on Form 10-Q for the

Quarter Ended March 31, 2014

PART I. — FINANCIAL INFORMATION

Item 1.  Financial Statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in thousands, except par value)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$306,704	$306,316
Accounts receivable, net of allowance for doubtful accounts of $9,639 (2014) and $8,133 (2013)	141,990	132,121
Inventories, net	86,030	75,148
Prepaid expenses and other current assets	14,554	7,203
Current deferred income tax asset	6,976	6,067
Total current assets	556,254	526,855
Property and equipment, net	48,982	45,208
Intangible assets, net	150,946	141,709
Goodwill	359,918	370,066
Long term deferred income tax asset	649	548
Other assets, net	13,308	13,470
Total assets	$1,130,057	$1,097,856
LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$190	$187
Accounts payable	56,414	51,729
Accrued and other liabilities	35,356	28,430
Customer deposits	6,238	5,466
Deferred revenue	24,266	24,644
Total current liabilities	122,464	110,456
Long term portion of capitalized lease obligations	7,230	7,277
Convertible senior notes, net	11,500	11,416
Long term deferred income tax liability	14,407	19,714
Other liabilities	20,679	15,201
Total liabilities	176,280	164,064
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 104,348 (2014) and 103,818 (2013)	104	104
Additional paid-in capital	881,775	866,552
Treasury stock, at cost: 618 shares (2014) and 600 shares (2013)	(301)	(286)
Accumulated earnings	65,364	60,487
Accumulated other comprehensive income	5,795	5,789
Total 3D Systems Corporation stockholders' equity	952,737	932,646
Noncontrolling interest	1,040	1,146
Total stockholders’ equity	953,777	933,792
Total liabilities and stockholders’ equity	$1,130,057	$1,097,856

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended March 31,
(in thousands, except per share amounts)	2014	2013
Revenue:
Products	$101,194	$68,452
Services	46,564	33,627
Total revenue	147,758	102,079
Cost of sales:
Products	46,816	29,745
Services	25,470	18,857
Total cost of sales	72,286	48,602
Gross profit	75,472	53,477
Operating expenses:
Selling, general and administrative	48,720	29,454
Research and development	17,235	6,504
Total operating expenses	65,955	35,958
Income from operations	9,517	17,519
Interest and other expense, net	1,048	10,067
Income before income taxes	8,469	7,452
Provision for income taxes	3,559	1,569
Net income	4,910	5,883
Net income attributable to noncontrolling interest	(33)	—
Net income attributable to 3D Systems Corporation	$4,877	$5,883

Other comprehensive income:
Pension adjustments, net of taxes: $6 (2014) and $ — (2013)	$19	$29
Foreign currency translation loss attributable to 3D Systems Corporation	(13)	(3,261)
Total other comprehensive income (loss)	6	(3,232)
Comprehensive income	4,883	2,651
Foreign currency translation gain attributable to noncontrolling interest	(26)	—
Comprehensive income attributable to 3D Systems Corporation	$4,857	$2,651

Net income per share available to 3D Systems Corporation common stockholders — basic and diluted	$0.05	$0.06

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$4,910	$5,883
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit of deferred income taxes	(7,610)	(3,543)
Depreciation and amortization	12,486	5,992
Non-cash interest on convertible notes	95	467
Provision for bad debts	1,341	601
Stock-based compensation	7,276	2,221
Gain on the disposition of property and equipment	286	63
Loss on conversion of convertible debt	—	5,715
Changes in operating accounts:
Accounts receivable	(11,402)	(8,785)
Inventories	(13,034)	(3,320)
Prepaid expenses and other current assets	(7,375)	(440)
Accounts payable	4,267	(755)
Accrued and other liabilities	8,273	1,119
Customer deposits	976	1,284
Deferred revenue	(396)	1,798
Other operating assets and liabilities	215	(1,853)
Net cash provided by operating activities	308	6,447
Cash flows from investing activities:
Purchases of property and equipment	(3,551)	(2,295)
Additions to license and patent costs	(210)	(177)
Proceeds from disposition of property and equipment	—	4
Cash paid for acquisitions, net of cash assumed	(2,000)	(52,949)
Other investing activities	(100)	—
Net cash used in investing activities	(5,861)	(55,417)
Cash flows from financing activities:
Tax benefits from share-based payment arrangements	5,448	4,299
Proceeds from exercise of stock options and restricted stock, net	484	302
Cash disbursed in lieu of fractional shares related to stock split	—	(177)
Repayment of capital lease obligations	(44)	(38)
Net cash provided by financing activities	5,888	4,386
Effect of exchange rate changes on cash	53	(732)
Net increase in cash and cash equivalents	388	(45,316)
Cash and cash equivalents at the beginning of the period	306,316	155,859
Cash and cash equivalents at the end of the period	$306,704	$110,543

Interest payments	$132	$133
Income tax payments	2,407	739
Transfer of equipment from inventory to property and equipment, net (a)	2,300	915
Transfer of equipment to inventory from property and equipment, net (b)	16	—
Stock issued for acquisitions of businesses	2,000	2,979
Notes redeemed for shares of common stock	—	42,060

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training or demonstration or for placement into Quickparts’ locations.
(b)	In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock				Treasury Stock
(In thousands, except par value)	Shares	Par Value $0.001		Additional Paid In Capital	Shares	Amount	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)		Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2013	103,818	$104		$866,552	600	$(286)	$60,487	$5,789		$932,646	$1,146	$933,792
Tax benefits from share-based payment arrangements	—	—		5,448	—	—	—	—		5,448	—	5,448
Issuance (repurchase) of restricted stock, net	500	—	(a)	499	18	(15)	—	—		484	—	484
Issuance of stock for acquisitions	30	—		2,000	—	—	—	—		2,000	—	2,000
Stock-based compensation expense	—	—		7,276	—	—	—	—		7,276	—	7,276
Net income	—	—		—	—	—	4,877	—		4,877	33	4,910
Noncontrolling interest for business combinations	—	—		—	—	—	—	—		—	(165)	(165)
Pension adjustment	—	—		—	—	—	—	19		19	—	19
Foreign currency translation adjustment	—	—		—	—	—	—	(13)		(13)	26	13
Balance at March 31, 2014	104,348	$104		$881,775	618	$(301)	$65,364	$5,795	(b)	$952,737	$1,040	$953,777

(a)	Amounts not shown due to rounding.
(b)

Accumulated other comprehensive income of $5,795 consists of foreign currency translation gain of $6,679, a $173 gain on the liquidation of a non-US entity and a cumulative unrealized pension loss of $1,057.

(c)

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2013.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

No new accounting pronouncements, issued or effective during the first quarter of 2014, have had or are expected to have a significant impact on the Company’s consolidated financial statements.

(2) Acquisitions

The Company completed one acquisition in the first quarter of 2014, which is discussed below.

On February 18, 2014, the Company acquired the assets of Digital Playspace, Inc., an online platform that combines home design, gaming, and community sharing to deliver a 3D create-and-make experience for children, families and adults. The fair value of the consideration paid for this acquisition, net of cash acquired, was $4,000, of which $2,000 was paid in cash and $2,000 was paid in shares of the Company’s stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The operations of Digital Playspace, Inc. have been integrated into the Company’s consumer operations. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes first quarter 2014 acquisitions. Factors considered in determination of goodwill include synergies, vertical integration and strategic fit for the Company.

The acquisition completed in the first quarter is not material relative to the Company’s assets or operating results; therefore, no proforma financial information is provided.

The Company’s purchase price allocation for the acquired company is preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. The amounts related to the acquisition are  allocated to the assets acquired and the liabilities assumed and are included in the Company’s unaudited condensed consolidated balance sheet at March 31, 2014 as follows:

(in thousands)	2014
Other intangible assets, net	2,680
Goodwill	1,320
Net assets acquired	$4,000

Subsequent Acquisitions

On April 2, 2014, the Company acquired the outstanding shares and voting rights of Medical Modeling Inc. Based in Golden, Colorado, Medical Modeling, Inc. is a provider of personalized surgical treatments and patient specific medical devices, including virtual surgical planning and clinical transfer tools, using 3D modeling. The acquisition is not significant to the Company’s assets or operating results.

On April 16, 2014, the Company entered into a definitive agreement to acquire Robtec, an additive manufacturing service bureau and  distributor of 3D printing and scanning products located in Sao Paulo, Brazil. Under the terms of the agreement, the Company will acquire 70% of the shares of Robtec at closing and the remainder of the shares on the fifth anniversary of the closing.

(3)  Inventories

Components of inventories, net at March 31, 2014 and December 31, 2013 were as follows:

(in thousands)	2014	2013
Raw materials	$39,262	$34,144
Work in process	1,613	3,050
Finished goods and parts	45,155	37,954
Inventories, net	$86,030	$75,148

(4)  Property and Equipment

Property and equipment at March 31, 2014 and December 31, 2013 were as follows:

(in thousands)	2014	2013	Useful Life (in years)
Land	$541	$541	N/A
Building	9,315	9,315	25
Machinery and equipment	60,359	56,962	3-7
Capitalized software — ERP	3,877	3,872	5
Office furniture and equipment	3,751	3,586	5
Leasehold improvements	9,688	9,395	Life of lease (a)
Rental equipment	609	—	5
Construction in progress	6,437	4,014	N/A
Total property and equipment	94,577	87,685
Less: Accumulated depreciation and amortization	(45,595)	(42,477)
Total property and equipment, net	$48,982	$45,208

(a)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Depreciation and amortization expense on property and equipment for the quarters ended March 31, 2014 and 2013 was $3,036 and $2,180, respectively.

(5)  Intangible Assets

Intangible assets other than goodwill at March 31, 2014 and December 31, 2013 were as follows:

	2014			2013
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Licenses	$5,875	$(5,875)	$—	$5,875	$(5,875)	$—
Patent costs	21,714	(6,113)	15,601	21,545	(5,960)	15,585	6 - 7	3
Acquired technology	32,498	(14,185)	18,313	30,095	(13,615)	16,480	5 - 10	5
Internally developed software	17,847	(13,223)	4,624	18,097	(12,863)	5,234	5	<1
Customer relationships	99,966	(24,089)	75,877	95,793	(18,283)	77,510	5 - 13	5
Non-compete agreements	20,445	(7,635)	12,810	16,848	(6,666)	10,182	3 - 11	3
Trade names	10,627	(2,834)	7,793	9,302	(2,211)	7,091	2 - 10	3
Other	18,637	(4,819)	13,818	11,598	(4,081)	7,517	<1 - 7	2
Intangible assets with indefinite lives:
Trademarks	2,110	—	2,110	2,110	—	2,110	N/A	N/A
Total intangible assets	$229,719	$(78,773)	$150,946	$211,263	$(69,554)	$141,709	<1 - 13	4

For the quarters ended March 31, 2014 and 2013, the Company capitalized $210 and $177, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.

Amortization expense for intangible assets for the quarters ended March 31, 2014 and 2013 was $9,204 and $3,812, respectively.

Annual amortization expense for intangible assets for 2014, 2015, 2016, 2017 and 2018 is expected to be $29,767, $23,754, $20,752, $17,799 and $13,094, respectively.

(6)  Accrued and Other Liabilities

Accrued liabilities at March 31, 2014 and December 31, 2013 were as follows:

(in thousands)	2014	2013
Compensation and benefits	$16,944	$13,197
Vendor accruals	5,591	5,449
Accrued professional fees	363	493
Accrued taxes	4,990	1,834
Royalties payable	783	750
Accrued interest	248	73
Earnouts and deferred payments related to acquisitions	5,885	5,872
Accrued other	552	762
Total	$35,356	$28,430

Other liabilities at March 31, 2014 and December 31, 2013 were as follows:

(in thousands)	2014	2013
Defined benefit pension obligation	$5,864	$5,861
Long term tax liability	90	90
Earnouts related to acquisitions	8,630	4,206
Long term deferred revenue	5,453	4,218
Other long term liabilities	642	826
Total	$20,679	$15,201

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

There were no foreign currency contracts outstanding at March 31, 2014  or at December 31, 2013.

The total impact of foreign currency transactions on the condensed consolidated statements of operations and comprehensive income for the quarters ended March 31, 2014 and 2013 reflected losses of  $205 and  $965, respectively.

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

The notes accrue interest at the rate of 5.50% per year payable in cash semi-annually on June 15 and December 15 of each year.

The following table summarizes the principal amounts and related unamortized discount on convertible notes at March 31, 2014 and December 31, 2013:

(in thousands)	2014	2013
Principal amount of convertible notes	$12,540	$12,540
Unamortized discount on convertible notes	(1,040)	(1,124)
Net carrying value	$11,500	$11,416

These notes are convertible into shares of the Company’s Common Stock at a conversion rate equivalent to 69.9032 shares of Common Stock per $1 principal amount of notes, which represents a conversion rate of approximately $14.31 per share of Common Stock.  The conversion rate is subject to adjustment in certain circumstances as more fully set forth in the indenture covering the notes.  Conditions for conversion have been satisfied and the notes are convertible. No notes were converted during the first quarter of 2014.

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

(9)  Stock-based Compensation Plans

The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Stock-based compensation expense for the quarters ended March 31, 2014 and 2013 was as follows:

	Quarter Ended March 31,
(in thousands)	2014	2013
Restricted stock awards	$7,276	$2,221

The number of shares of restricted common stock awarded and the weighted average fair value per share during the quarters ended March 31, 2014 and 2013 were as follows:

	Quarter Ended March 31,
	2014		2013
(in thousands, except per share amounts)	Shares Awarded	Weighted Average Fair Value	Shares Awarded	Weighted Average Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	233	$80.82	228	$36.47

During the first quarter of 2014, the Company granted restricted stock awards covering 233 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan, of which 30 shares were awarded to executive officers of the Company and 114 shares remained subject to acceptance at March 31, 2014. During the first quarter of 2013, the Company granted restricted stock awards covering 228 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan, of which 24 shares were awarded to executive officers of the Company.

No shares of common stock pursuant to the Company’s 2004 Restricted Stock Plan were granted to Non-Employee Directors during the first quarter of  2014 or 2013.

(10)  International Retirement Plan

The following table shows the components of net periodic benefit costs and other amounts recognized in the condensed consolidated statements of operations and comprehensive income for the quarters ended March 31, 2014 and 2013:

	Quarter Ended March 31,
(in thousands)	2014	2013
Service cost	$45	$23
Interest cost	62	49
Total	$107	$72

(11)  Earnings Per Share

The Company presents basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income attributable to 3D Systems Corporation available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the applicable period.

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares at March 31, 2014 and 2013:

	Quarter Ended March 31,
(in thousands, except per share amounts)	2014	2013
Numerator:
Net income attributable to 3D Systems Corporation – numerator for basic net earnings per share	$4,877	$5,883
Add: Effect of dilutive securities
Interest expense on 5.50% convertible notes (after-tax)	—	—
Numerator for diluted earnings per share	$4,877	$5,883

Denominator:
Weighted average shares – denominator for basic net earnings per share	103,546	91,822
Add: Effect of dilutive securities
5.50% convertible notes (after-tax)	—	—
Denominator for diluted earnings per share	103,546	91,822

Earnings per share
Basic and diluted	$0.05	$0.06

Interest expense excluded from diluted earnings per share calculation (a)	$156	$977
5.50% Convertible notes shares excluded from diluted earnings per share calculation (a)	876	3,379

(a)

Average outstanding diluted earnings per share calculation excludes shares that may be issued upon conversion of the outstanding senior convertible notes since the effect of their inclusion would have been anti-dilutive.

For the quarter ended March 31, 2014, average common shares for basic and diluted earnings per share were 103,546 and basic and diluted earnings per share were $0.05. For the quarter ended March 31, 2013, average common shares for basic and diluted earnings per share were 91,822 and basic and diluted earnings per share were $0.06.

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

•

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$212,948	$—	$—	$212,948

(a)

Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the quarter ended March 31, 2014.

The carrying value of the senior convertible notes as of March 31, 2014 and December 31, 2013 was $11,500 and $11,416, respectively, net of the unamortized discount. As of March 31, 2014 and December 31, 2013, the estimated fair value of the senior convertible notes was $12,242 and $12,035, respectively, based on quoted market prices. The Company determined the fair value of the convertible notes utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the senior convertible notes is considered Level 2.

In addition to the financial assets included in the above table, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of March 31, 2014 or December 31, 2013.

(13)  Income Taxes

The Company’s effective tax rate was 42.0%  and 21.1%  for the quarters ended March 31, 2014 and 2013, respectively.

During the first quarter of 2014, the Company recorded return-to-provision adjustments totaling $571 that are non-temporary in nature.

The Company has not provided for any taxes on the unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings outside of the U.S. We believe a calculation of the deferred tax liability associated with these undistributed earnings is impracticable.

Tax years 2010 to 2013 are subject to examination by the U.S. Internal Revenue Service. The Company has utilized U.S. loss carryforwards causing the years 1997 to 2007 to be subject to examination. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in France (2011), Germany (2011), Japan (2007), Italy (2009), Switzerland (2008), the United Kingdom (2009), the Netherlands (2007), Australia (2009), Korea (2008), India (2012), and China (2013).

(14)  Segment Information

The Company operates in one reportable business segment. The Company conducts its business through subsidiaries in the United States, a subsidiary in Switzerland that operates a research and production facility, and sales and services offices, including Quickparts services, operated by subsidiaries in Europe (France, Germany, the United Kingdom, Italy and the Netherlands) and in Asia-Pacific (Australia, China, India, Japan and Korea). The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.” Financial information concerning the Company’s geographical locations are based on the location of the selling entity.

Summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Quarter Ended March 31,
(in thousands)	2014	2013
Revenue from unaffiliated customers:
United States	$68,032	$57,153
Germany	23,825	11,911
Other Europe	23,739	16,669
Asia Pacific	32,162	16,346
Total	$147,758	$102,079

The Company’s revenue from unaffiliated customers by type was as follows:

	Quarter Ended March 31,
(in thousands)	2014	2013
Printers and other products	$60,753	$39,723
Materials	40,441	28,729
Services	46,564	33,627
Total revenue	$147,758	$102,079

Intercompany sales were as follows:

	Quarter Ended March 31, 2014
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$10,937	$4,947	$2,346	$18,230
Germany	409	—	1,478	—	1,887
Other Europe	10,043	1,330	332	555	12,260
Asia Pacific	482	—	—	682	1,164
Total	$10,934	$12,267	$6,757	$3,583	$33,541

	Quarter Ended March 31, 2013
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$5,783	$3,604	$1,124	$10,511
Germany	318	—	1,359	—	1,677
Other Europe	3,931	283	78	31	4,323
Asia Pacific	525	380	—	255	1,160
Total	$4,774	$6,446	$5,041	$1,410	$17,671

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Income from operations,  assets, and cash for each geographic area was as follows:

	Quarter Ended March 31,
(in thousands)	2014	2013
Income from operations:
United States	$(2,030)	$11,269
Germany	197	661
Other Europe	2,401	1,766
Asia Pacific	9,067	4,317
Subtotal	9,635	18,013
Inter-segment elimination	(118)	(494)
Total	$9,517	$17,519

	March 31,	December 31,
(in thousands)	2014	2013
Assets:
United States	$892,707	$870,208
Germany	49,204	38,685
Other Europe	119,554	120,562
Asia Pacific	68,592	68,401
Total	$1,130,057	$1,097,856

	March 31,	December 31,
(in thousands)	2014	2013
Cash and cash equivalents:
United States	$284,108	$286,377
Germany	5,534	3,441
Other Europe	8,992	8,915
Asia Pacific	8,070	7,583
Total	$306,704	$306,316

(15)  Commitments and Contingencies

The Company leases office space under various non-cancelable operating leases. Rent expense under operating leases was $2,311 and $1,378 for the quarters ended March 31, 2014 and 2013, respectively.

The Company has supply commitments for printer assemblies that total $61,021 at March 31, 2014, compared to $41,091 at December 31, 2013.

For certain of the acquisitions, the Company is obligated for deferred purchase price commitments. At March 31, 2014 and December 31, 2013, these commitments totaled  $4,500, which are due through 2014. Certain of the Company’s recent acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liabilities recorded for these earnouts as of March 31, 2014 and December 31, 2013 was $10,015 and $5,578, respectively. See Note 2 for details of acquisitions and related commitments.

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

On January 31, 2013, the Court granted the Company summary judgment for all seven of the counts alleging anticompetitive behavior. On February 28, 2013, the parties filed a stipulation of dismissal of the remaining counts, and the Court dismissed those counts in connection with the settlement of these portions of the litigation. On March 29, 2013, DSM Desotech filed a notice of appeal to the United States Court of Appeals for the Federal Circuit regarding the Court’s granting of summary judgment in favor of the Company on all seven counts of alleged anticompetitive behavior. On April 18, 2014, the Federal Circuit affirmed the grant of summary judgment for all seven counts, dismissing all remaining claims asserted by DSM Desotech.

On November 20, 2012, the Company filed a complaint in an action titled 3D Systems, Inc. v. Formlabs, Inc. and Kickstarter, Inc. in the United States District Court for the District of South Carolina (Rock Hill Division) asserting that Formlabs’ and Kickstarter’s sales of the Form 1 3D printer infringed on one of the Company’s patents relating to stereolithography machines. Formlabs and Kickstarter filed a motion to dismiss or transfer venue on February 25, 2013, and the Company filed a first amended complaint on March 8, 2013. On May 8, 2013, the Court granted the parties’ joint motion to stay the case until September 3, 2013 to enable the parties to continue settlement discussions.  On November 8, 2013, the Company voluntarily dismissed the South Carolina complaint and filed a new complaint in the United States District Court for the Southern District of New York asserting that Formlabs’ sales of the Form 1 3D printer infringed on eight of the Company’s patents relating to stereolithography machines.  On December 20, 2013, Formlabs filed a motion to dismiss the Company’s claims of indirect and willful infringement, and the Company filed a memorandum in opposition on January 6, 2014.  Formlabs filed a reply on January 16, 2014. The Company intends to pursue claims for damages against Formlabs.

The Company is also involved in various other legal matters incidental to its business. The Company believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on our consolidated results of operations or consolidated financial position.

Indemnification

In the normal course of business the Company periodically enters into agreements to indemnify customers or suppliers against claims of intellectual property infringement made by first parties arising from the use of the Company’s products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

To the extent permitted under Delaware law, the Company indemnifies directors and officers for certain events or occurrences while the director or officer is, or was, serving at the Company’s request in such capacity, subject to limited exceptions. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has directors and officers insurance coverage that may enable the Company to recover future amounts paid, subject to a deductible and the policy limits. There is no assurance that the policy limits will be sufficient to cover all damages, if any.

(16)  Accumulated Other Comprehensive Income

The changes in the balances of accumulated other comprehensive income by component are as follows:

(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Liquidation of non-US entity	Total
Balance at December 31, 2013	$6,692	$(1,076)	$173	$5,789
Other comprehensive income	(13)	19	—	6
Balance at March 31, 2014	$6,679	$(1,057)	$173	$5,795

The amounts presented above are included in other comprehensive income and are net of taxes. For additional information about foreign currency translation, see Note 7. For additional information about the pension plan, see Note 10.

(17)  Noncontrolling Interest

As of March 31, 2014, the Company owned 95% of the capital and voting rights of Phenix Systems, a global provider of direct metal selective laser sintering 3D printers based in Riom, France. Phenix’s operating results are included in these condensed consolidated financial statements. In accordance with ASC 810, “Consolidation,” the carrying value of the noncontrolling interest is reported in the condensed consolidated balance sheets as a separate component of equity and condensed consolidated net income has been adjusted to report the net income attributable to the noncontrolling interest.

(18)  Subsequent Events

On April 2, 2014, the Company acquired Medical Modeling Inc., a provider of personalized surgical treatments and patient specific medical devices, including virtual surgical planning and clinical transfer tools, using 3D modeling. See Note 2.

On April 16, 2014, the Company entered into a definitive agreement to acquire Robtec, an additive manufacturing service bureau and  distributor of 3D printing and scanning products located in Sao Paulo, Brazil. Under the terms of the agreement, the Company will acquire 70% of the shares of Robtec at closing and the remainder of the shares on the fifth anniversary of the closing. See Note 2.

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

We derive our consolidated revenue primarily from the sales of our printers, the sales of the related print materials and services, the sales of our Quickparts brand on-demand parts services and the sales of perceptual devices and software.

Recent Developments

In January, we announced several new consumer products at the 2014 International Consumer Electronics Show (“CES”), including six new 3D printers: The Cube® 3 3D printer, expected to be released during the second quarter of 2014, the CubePro™ 3D printer, expected to be released during the second quarter of 2014, the ChefJet™ and ChefJet Pro 3D printers, expected to be released during the second half of 2014, printing in real sugar and chocolate; the CeraJet™, ceramic 3D printer is expected to be released during the second half of 2014, and the CubeJet™ desktop, full-color 3D printer expected to be released during the second half of 2014. We also unveiled the Touch™, a haptic-based mouse for 3D sculpting and design, including software, which is expected for commercial shipment during the second quarter of 2014. We previewed the iSense, a 3D scanner used with the  iPad for physical photography and optimized for seamless 3D printing, which is expected to be available in the second quarter of 2014. At CES, we also showcased the 3DMe® Photobooth, an integrated physical photography pod to bring the 3DMe experience to retail floors and event spaces, which we expect to commercialize in the second quarter of 2014.

In January, we announced a partnership with Intel Corporation to mainstream the adoption of 3D scanning and 3D printing. We will provide a 3DS software development kit and software for Intel-powered tablet devices and Intel’s new RealSense 3D camera during the second half of 2014. Also in January, we announced a multi-year joint development agreement with The Hershey Company to explore and develop innovative manufacturing platforms and prosumer and consumer 3D printers in creating edible sweets and foods.

In February, we announced the acquisition of Digital PlaySpace, Inc. (“DPS”), an innovative digital play platform that connects brands and retailers with consumers around printable play activities with creativity and design through its two leading digital properties, DigitalDollhouse.com and Dreamhouse Designer, a Facebook social gaming app. The DPS platform combines home design, gaming, and community sharing to deliver a vivid 3D create-and-make experience.

In April, we announced the acquisition of Medical Modeling Inc., a provider of personalized surgical treatments and patient specific medical devices, including virtual surgical planning and clinical transfer tools, using 3D modeling.  Based in Golden, Colorado, Medical Modeling utilizes 3D printing-centric personalized surgery and patient-specific medical device solutions with FDA-cleared manufacturing processes, providing assistance on several patient cases for surgical planning tools, implants and other design services.

In April, we entered into a definitive agreement to acquire Robtec, an additive manufacturing service bureau and distributor of 3D printing and scanning products in Sao Paulo, Brazil with locations in Chile, Argentina, Uruguay and Mexico. Under the terms of the agreement, we will acquire 70% of the shares of Robtec at closing and the remainder of the shares on the fifth anniversary of the closing. This acquisition creates a strategic Latin American sales and service platform to drive accelerated adoption of our entire design-to-manufacturing solutions, provides us with significant in-region additive manufacturing service bureau capabilities and expands our global Quickparts full service offerings reach and ability to deliver the latest advanced manufacturing solutions and capabilities.

Results of Operations

Summary of 2014 financial results

During the first quarter of 2014, we reported improved revenue and gross profits as compared to the first quarter of 2013 as our worldwide businesses continued to expand, reflecting growth in overall printers demand and increased materials, software and service revenue. Revenue for the first quarter of 2014 increased by 44.7%, or $45.7 million, to $147.8 million compared to $102.1 million in the first quarter of 2013. Higher revenue offset by increased SG&A expenses, primarily due to increased sales and marketing expenses and higher staffing due to our expanding portfolio, and higher R&D expenses related to our portfolio expansion and diversification and accelerated new product developments, resulted in net income of $4.9 million for the first quarter of 2014, compared to net income of $5.9 million for the same period in 2013.

Printers and other products revenue increased by $21.0 million, or 53%, from the first quarter of 2013, to $60.8 million, both organically and from acquired software products and acquired direct metal printers.

Print materials sales for the first quarter of 2014 were $40.4 million, an increase of $11.7 million, or 40.8%, from the first quarter of 2013 as revenue from materials was  favorably impacted by continued expansion of printers installed over past periods.

Revenue from services increased by $13.0 million, or 38.5%, to $46.6 million in the first quarter of 2014 from $33.6 million in the same quarter in 2013. The increase in services revenue reflects increased revenue from our printer services and Quickparts services.

We calculate organic growth by comparing last year’s total revenue for the period to this year’s total revenue for the period, excluding the revenue recognized from all acquired businesses that we have owned for less than 12 months. Once we have owned a business for one year, the revenue is included in organic growth and organic growth is calculated based on our prior year total revenue. In the first quarter of 2014, our organic growth was 28.1%  compared to 22.1% for the first quarter of 2013.

During the first quarter of 2014, healthcare solutions revenue increased 53.2% and made up 14.7%, or $21.7 million, of our total revenue compared to 13.9%, or $14.1 million, in the first quarter of 2013, primarily due to our increased penetration and growth in healthcare applications.  Healthcare solutions revenue includes sales of printers, print materials, and services for hearing aid, dental, personalized medical devices and other health-related applications.

Consumer solutions revenue includes sales of Cube® Sense 3D scanners, 3D printers and their related print materials and other products and services related to consumer products and retail channels. For the first quarter of 2014, consumer revenue grew 149.8%, organically and from acquired revenue, to  $9.7 million, or 6.5% of our total revenue, compared to $3.9 million, or 3.8% of revenue, in the first quarter of 2013.

Our gross profit in the first quarter of 2014 improved by $22.0 million, primarily due to our higher level of revenue from increases across all revenue categories, including increased revenue from our higher gross profit margin print materials and services. Our gross profit margin decreased to 51.1% in the first quarter of 2014 from 52.4% in the first quarter of 2013 primarily due to a change in revenue mix, including printers and other products growth continuing to outpace other categories, coupled with the expansion of manufacturing capacity.

Our total operating expenses increased by $30.0 million in the first quarter of 2014 to $66.0 million from $36.0 million in the same 2013 quarter. The increase reflected higher selling, general and administrative expenses primarily due to increased sales and marketing expenses and higher staffing due to our expanding portfolio.  The increase also reflected a $10.7 million increase in research and development expenses related to our portfolio expansion,  accelerated new products developments, and the addition of the Wilsonville engineering team.

Our operating income for the first quarter of 2014 decreased to $9.5 million from $17.5 million in the same 2013 quarter. This decrease in operating income is due to lower gross profit margin and higher operating expenses as discussed below.

Our operating activities generated  $0.3 million of cash during the first three months of 2014, which is discussed in further detail below. We used $5.9 million to fund our strategic investing activities, including acquisition costs. Financing activities during the first three months of 2014 provided $5.9 million of cash. In total, our unrestricted cash balance at March 31, 2014 was $306.7 million compared to $306.3 million at December 31, 2013.

First quarter comparison of revenue by class of product and service

Table 1 sets forth our change in revenue by class of product and services for the first quarter of 2014 compared to the first quarter of 2013:

Table 1

(Dollars in thousands)	Printers and Other Products		Print Materials		Services		Totals
Revenue – 1st quarter 2013	$39,723	39.0%	$28,729	28.1%	$33,627	32.9%	$102,079	100%
Change in revenue:
Volume
Core products and services	4,454	11.2	3,253	11.3	9,311	27.7	17,018	16.7
New products and services	15,162	38.2	8,579	29.9	3,348	10.0	27,089	26.5
Price/Mix	778	2.0	(451)	(1.6)	—	—	327	0.3
Foreign currency translation	636	1.6	331	1.2	278	0.8	1,245	1.2
Net change	21,030	53.0	11,712	40.8	12,937	38.5	45,679	44.7
Revenue – 1st quarter 2014	$60,753	41.1%	$40,441	27.4%	$46,564	31.5%	$147,758	100%

We earn revenues from the sale of printers and other products, print materials and services. On a consolidated basis, revenue for the first quarter of 2014 increased by $45.7 million, or 44.7%, compared to the first quarter of 2013 primarily due to increased sales of printers.

The $21.0 million increase in revenue from printers and other products compared to the first quarter of 2013 is primarily due to increased printer unit sales volume for the first quarter of 2014, driven by increased demand for design and manufacturing printers. Printers revenue increased $18.9 million, or 59.7%, compared to the first quarter of 2013. In connection with the rapid expansion of our professional and retail channels, certain resellers may purchase stock inventory in the ordinary course of business. For the first quarter of 2014, we estimate that revenue related to reseller inventory amounted to approximately 10% of total revenue, which is impacted by timing of sales, expansion of our reseller channel and the shift from a partially direct sales model to the reseller channel selling our entire portfolio of products and services which expanded the volume of transactions through the channel.  These transactions were reviewed for revenue recognition criteria and these sales met all the requirements of our revenue recognition policy.

Other products revenue includes software products, perceptual and haptic devices, and Vidar digitizers. Other products revenue totaled $10.1 million for the first quarter of 2014, including $5.8 million of software products revenue, a 26.2% increase over 2013. Other products revenue for the first quarter of 2013 totaled $8.0 million, including $4.2 million of software revenue.

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

The $11.7 million increase in revenue from print materials was aided by the improvement in printers sales and by the continued expansion of printers installed over past periods. Sales of integrated materials increased 48.1% to $29.4 million and represented 72.7% of total materials revenue in the first quarter of 2014 compared to 69.2% in the first quarter of 2013.

The increase in services revenue primarily reflects revenue from our Quickparts solutions, coupled with printer services and consumer services. Service revenue from Quickparts grew 37.8% to $28.8 million, or 61.8% of total service revenue, for the first quarter of 2014, compared to $20.9 million, or 62.1%, of total service revenue in the 2013 period. Printer services revenue added $16.1 million of revenue in the first quarter of 2014 compared to $12.1 million in the first quarter of 2013. Services revenue from software was $3.2 million in the first quarter of 2014 compared to $0.8 million in the first quarter of 2013.

At March 31, 2014 our backlog was $28.8 million, compared to backlogs of $28.6 million at December 31, 2013 and $11.4 million at March 31,  2013.  Production and delivery of our printers is generally not characterized by long lead times, backlog is more dependent on timing of customers’ requested delivery. In addition, Quickparts services lead time and backlog depends on whether orders are for rapid prototyping or longer-range production runs. The backlog at March 31, 2014 includes $8.3 million of Quickparts services orders, compared to $6.2 million at March 31,  2013.

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

Change in first quarter revenue by geographic region

Each geographic region contributed to our higher level of revenue in first quarter of 2014. Table 2 sets forth the change in revenue by geographic area for the first quarter of 2014 compared to the first quarter of 2013:

Table 2

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Total
Revenue – 1st quarter 2013	$57,153	56.0%	$28,580	28.0%	$16,346	16.0%	$102,079	100%
Change in revenue:
Volume	12,143	21.2	12,744	44.6	19,220	117.6	44,107	43.2
Price/Mix	(1,264)	(2.2)	3,886	13.6	(2,295)	(14.0)	327	0.3
Foreign currency translation	—	—	2,354	8.2	(1,109)	(6.8)	1,245	1.2
Net change	10,879	19.0	18,984	66.4	15,816	96.8	45,679	44.7
Revenue – 1st quarter 2014	$68,032	46.0%	$47,564	32.2%	$32,162	21.8%	$147,758	100%

Revenue from U.S. operations in the first quarter of 2014 increased by $10.8 million, or 19.0%, to $68.0 million from $57.2 million in the first quarter of 2013. The increase was due to higher volume, partially offset by the unfavorable combined effect of price and mix.

Revenue from non-U.S. operations in the first quarter of 2014 increased by $34.8 million, or 77.5%, to $79.7 million from $44.9 million in the first quarter of 2013. Revenue from non-U.S. operations as a percent of total revenue was 54.0% and 44.0%, respectively, at March 31, 2014 and 2013. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 71.9% in the first quarter of 2014 compared to  42.6% in the first quarter of 2013.

Revenue from European operations in the first quarter of 2014 increased by $19.0 million, or 66.4%, to $47.6 million from $28.6 million in the first quarter of 2013. This increase was due to a $12.7 million increase in volume, a $3.9 million favorable combined effect of price and mix, and a  $2.4 million favorable impact of foreign currency translation.

Revenue from Asia-Pacific operations in the first quarter of 2014 increased by $15.9 million, or 96.8%, to $32.2 million from $16.3 million in the first quarter of 2013, due primarily to a favorable $19.2 million increase in volume, partially offset by a $2.3 million unfavorable combined effect of price and mix and a $1.1 million unfavorable impact of foreign currency translation.

Gross profit and gross profit margins

Table 3 sets forth gross profit and gross profit margins for our products and services for the first quarters of 2014 and 2013:

Table 3

	Quarter Ended March 31,
	2014		2013
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Printers and other products	$24,162	39.8%	$17,829	44.9%
Print materials	30,216	74.7	20,878	72.7
Services	21,094	45.3	14,770	43.9
Total	$75,472	51.1%	$53,477	52.4%

On a consolidated basis, gross profit for the first quarter of 2014 increased by $22.0 million to $75.5 million from $53.5 million in the first quarter of 2013,  primarily as a result of higher sales from all revenue categories.

Consolidated gross profit margin in the first quarter of 2014 decreased by 1.3 percentage points to 51.1% from 52.4% for the 2013 quarter. The lower gross profit margin reflects a change in revenue mix with lower margin printers making up a higher portion of revenue.

Printers and other products gross profit for the first quarter of 2014 increased by $6.4 million, or 35.5%, to $24.2 million from $17.8 million in the 2013 quarter, due to higher revenue. Gross profit margin for printers and other products decreased by 5.1 percentage points to 39.8% from 44.9% in the 2013 quarter primarily due to an adverse mix of printers and other products coupled with manufacturing expansion.

Print materials gross profit for the first quarter of 2014 increased by $9.3 million, or 44.7%, to $30.2 million from $20.9 million in the 2013 quarter, and gross profit margin for print materials increased by 2.0 percentage points to 74.7% from 72.7% in the 2013 quarter primarily due to the favorable shift of the mix of materials towards higher gross profit margin consumer and professional print materials and integrated materials.

Gross profit for services for the first quarter of 2014 increased by $6.3 million, or 42.8%, to $21.1 million from $14.8 million in the  2013 quarter and gross profit margin for services increased by 1.4 percentage points to 45.3% from 43.9% in the 2013 quarter. The increase in gross profit was due primarily to higher levels of revenue. The increase in the gross profit margin was due to the addition of software and a 1.4 percentage point increase in Quickparts gross profit margin to 41.5% for the first quarter of 2014 from 40.1% in the first quarter of 2013, primarily due to the mix of products.  Printer services has a gross profit margin of 52.1% for the first quarter of 2014, compared to 50.5% for the first quarter of 2013.

Operating expenses

As shown in Table 4, total operating expenses increased by $30.0 million, or 83.4%, to $66.0 million in the first quarter of 2014 from $36.0 million in the first quarter of 2013.  This increase was due to higher selling, general and administrative expenses and higher research and development expenses, both of which are discussed below.

Table 4

	Quarter Ended March 31,
	2014		2013
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue
Selling, general and administrative expenses	$48,720	33.0%	$29,454	28.9%
Research and development expenses	17,235	11.7	6,504	6.4
Total operating expenses	$65,955	44.7%	$35,958	35.2%

Selling, general and administrative expenses increased by $19.2 million to $48.7 million in the first quarter of 2014 compared to $29.5 million in the first quarter of 2013, and increased to 33.0% of revenue in 2014 compared to 28.9% for 2013.  The increase was due primarily to an $8.3 million increase in compensation costs due to increased staffing combined with a $5.4 million increase in amortization, a $0.9 million increase in consulting fees, a $0.6 million increase in travel expense and a $0.5 million increase in occupancy costs.

Research and development expenses increased by $10.7 million, or 165.0%, to $17.2 million in the first quarter of 2014 from $6.5 million in the first quarter of 2013.  This increase was primarily due to a $4.6 million increase in compensation expenses related to talent expansion, a $3.2 million increase in R&D materials related to new product development, a $0.4 million increase in rent and a $0.3 million increase in consulting fees.

Income from operations

Our income from operations of $9.5 million for the first quarter of 2014 decreased from $17.5 million in the first quarter of 2013. See Gross profit and gross profit margins and Operating expenses above.

The following table sets forth operating income by geographic area for the first quarter of 2014 compared to 2013:

Table 5

	Quarter Ended March 31,
(Dollars in thousands)	2014	2013
Income (loss) from operations
United States	$(2,030)	$11,269
Germany	197	661
Other Europe	2,401	1,766
Asia Pacific	9,067	4,317
Subtotal	9,635	18,013
Inter-segment elimination	(118)	(494)
Total	$9,517	$17,519

With respect to the U.S., in 2014 and 2013, the changes in operating income by geographic area reflected the same factors discussed above in Gross profit and gross profit margins and Operating expenses.

As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income in our operations outside the U.S. in 2014 and 2013 resulted primarily from changes in transfer pricing, which is a function of revenue levels.

Interest and other expense, net

Interest and other expense, net was $1.0 million in the first quarter of 2014 compared with $10.1 million in the 2013 quarter. The lower interest and other expense is primarily due to lower interest expense related to conversions of the senior convertible notes. Interest and other expense, net in the first quarter of 2014 reflected a foreign exchange loss of $0.2 million. The $10.1 million of interest and other expense, net in the first quarter of 2013 primarily reflected the loss on conversion of convertible notes, which amounted to $5.7 million and the related interest, which amounted to  $1.4 million, of which $0.5 million represents non-cash amortization, and also reflected a foreign exchange loss of $1.0 million.

Provision for income taxes

We recorded an $3.6 million provision for income taxes in the first quarter of 2014 and a $1.6 million provision for income taxes in the first quarter of 2013. Our 2014 provision for income taxes reflects income taxes in U.S. and non-U.S. jurisdictions.  During the first quarter of 2014, we recorded return-to-provision adjustments totaling $0.6 million that are non-temporary in nature. Absent these adjustments, our provision for income taxes for the first quarter of 2014 would have been $3.0 million, or 35.3% of income.  The 2013 provision for income taxes primarily reflects income taxes in U.S. and non-U.S. jurisdictions, reduced by the reversal of ASC-740 provisions in non-US jurisdictions.

Net income

Net income attributable to the Company for the first quarter of 2014 decreased  $1.0 million to $4.9 million compared to $5.9 million in the first quarter of 2013.  The principal reasons for the decrease, which are discussed in more detail above, were:

• the $8.0 million decrease in operating income;  and

• the $2.0 million increase in our tax provision; partially offset by

• the $9.0 million decrease in interest and other expense.

For the quarter ended March 31, 2014, average common shares for basic and diluted earnings per share were 103.5 million and  basic and diluted earnings per share were $0.05. For the quarter ended March 31, 2013, average common shares for basic and diluted earnings per share were 91.8 million and basic and diluted earnings per share were $0.06.

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

•	Loss on convertible notes. We exclude the tax-effected loss on conversion of convertible notes from interest and other expenses, net.

•	Net loss on litigation and tax settlements. We exclude the tax-effected net gain or loss on acquisitions and litigation settlements from interest and other expense, net.

Reconciliation of GAAP Net Income to Non-GAAP Financial Measures

Table 6

	Quarter Ended March 31,
(in thousands, except per share amounts)	2014	2013
GAAP net income attributable to 3D Systems Corporation	$4,877	$5,883
Cost of sales adjustments:
Amortization of intangibles	65	59
Operating expense adjustments:
Amortization of intangibles	9,128	3,753
Acquisition and severance expenses	990	2,198
Non-cash stock-based compensation expense	7,276	2,221
Interest and other expense adjustments:
Non-cash interest expense	96	468
Loss on convertible notes	—	5,715
Loss on litigation and tax settlements	—	2,000
Tax effect	(7,373)	(3,447)
Non-GAAP net income	$15,059	$18,850

Non-GAAP basic and diluted earnings per share	$0.15	$0.21

Financial Condition and Liquidity

Table 7

(Dollars in thousands)	March 31, 2014	December 31, 2013
Cash and cash equivalents	$306,704	$306,316
Working capital	$433,790	$416,399
Stockholders' equity attributable to 3D Systems Corporation	$952,737	$932,646

Our unrestricted cash and cash equivalents increased by $0.4 million to $306.7 million at March 31, 2014 from $306.3 million at December 31, 2013. We generated $0.3 million of cash from operating activities. Cash from operations consisted of $4.9 million of net income, including $13.9 million of non-cash charges and $18.5 million of cash used by net changes in operating accounts.  We used $5.9 million of cash in investing activities, including $2.1 million to fund acquisitions and other investing activities.  Cash from financing activities provided $5.9 million of cash.  See Cash flow and Capitalized lease obligations below.

Cash and cash equivalents at March 31, 2014 includes $22.6 million of cash held overseas, compared to $19.9 million at December 31, 2013. Cash held overseas is used in our foreign operations for working capital purposes and is considered to be permanently invested; consequently, we have not provided for any taxes on repatriation.

Cash equivalents comprise funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending on credit quality.

Our net working capital increased by $17.4 million to $433.8 million at March 31, 2014 from $416.4 million at December 31, 2013, primarily due to the factors discussed below.

Accounts receivable, net, increased by $9.9 million to $142.0 million at March 31, 2014 from $132.1 million at December 31, 2013. Gross accounts receivable increased by $11.4 million from December 31, 2013. With a greater portion of our revenue mix shifting to resellers and retailers, as part of our planned business model, a larger proportion of our sales are transacted on standard credit terms. This shift in our business model was exacerbated by the combined effect of the timing and concentration of orders during the last month of the quarter as a result of increasing demand and meaningful contributions from new products, which have driven days sales outstanding to 86 days at March 31, 2014 from 79 days at December 31, 2013. Accounts receivable more than 90 days past due increased to 9.7% of gross receivables from 9.1% at December 31, 2013.

Inventories, net increased by $10.9 million to $86.0 million at March 31, 2014 from $75.1 million at December 31, 2013. This increase resulted primarily from a $7.2 million increase in finished goods inventory due to the timing of assembly production, sales and revenue recognition at quarter-end, which also impacts our backlog, and a  $5.1 million increase in raw materials inventory.  We maintained $4.7 million of inventory reserves at March 31, 2014 and $4.3 million of such reserves at December 31, 2013.

The majority of our inventory consists of finished goods, including printers, print materials and service parts. Inventory also consists of raw materials and spare parts for the in-house assembly and support service for consumer and professional 3D printers.  We outsource the assembly and refurbishment of production printers; therefore, we generally do not hold in inventory most parts for production printer assembly or refurbishment.

Prepaid expenses and other current assets increased by $7.4 million to  $14.6 million at March 31, 2014 from $7.2 million at December 31, 2013. The increase is primarily due to a  $7.0 million increase in taxes, component costs and insurance.

Accounts payable increased by $4.7 million to $56.4 million at March 31, 2014 from $51.7 million at December 31, 2013. The increase is primarily related to the normal timing of our scheduled expense payments.

Accrued and other liabilities increased by $7.0 million to $35.4 million at March 31, 2014 from $28.4 million at December 31, 2013.  This increase is primarily due to a $6.9 million increase in accrued payroll and taxes.

The changes in the first three months of 2014 that make up the other components of working capital not discussed above arose in the ordinary course of business.

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

Cash flow

The table below summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first three months of 2014 and 2013.

Table 8

	Three Months Ended March 31,
	2014	2013
(Dollars in thousands)
Cash provided by operating activities	$308	$6,447
Cash used in investing activities	(5,861)	(55,417)
Cash provided by financing activities	5,888	4,386
Effect of exchange rate changes on cash	53	(732)
Net increase (decrease) in cash and cash equivalents	$388	$(45,316)

Cash flow from operating activities

For the three months ended March 31, 2014, our operating activities provided $0.3 million of net cash. This source of cash consisted primarily of net income plus the effects of non-cash items and changes in working capital, which are described above. Our cash from operations fluctuates from quarter to quarter due to the timing of transactions and receipts and payments of cash.

For the three months ended March 31,  2013, our operating activities provided $6.4 million of net cash. This source of cash consisted primarily of net income plus the effects of non-cash items and changes in working capital.

Cash flow from investing activities

Net cash used in investing activities for the first three months of 2014 decreased to $5.9 million from $55.4 million for the first three months of 2013. This decrease was primarily due to $2.0 million of cash paid for acquisitions in the first three months of 2014 compared to $52.9 million paid for acquisitions in the 2013 period. Cash flow used in investing activities also includes minority investments of less than 20% made through 3D Ventures in promising enterprises that we believe will benefit from or be powered by our technologies and other investments or joint ventures. During the first three months of 2014, we invested $0.1 million in these enterprises and ventures.

Cash flow from financing activities

Net cash provided by financing activities increased to $5.9 million for the three months ended March 31, 2014 compared to $4.4 million in the 2013 period. Cash from financing activities for the first three months of 2014 was primarily from $5.4 million of tax benefits from share-based payment arrangements. Cash from financing activities for  the three months ended March 31,  2013 included $4.3 million of tax benefits from share-based payment arrangements,  $0.3 million of stock-based compensation proceeds, partially offset by $0.2 million of cash paid in lieu of fractional shares and capital lease payments.

Contractual commitments and off-balance sheet arrangements

Debt

In November 2011, we issued 5.50% Senior Convertible Notes due 2016 (“the Notes”) in an aggregate principal amount of $152.0 million. The Notes bear interest at a fixed rate of 5.50% per annum, payable June 15 and December 15 of each year while they are outstanding, beginning June 15, 2013. The net proceeds of the Notes were used to fund the acquisition of Z Corp and Vidar and for general corporate purposes.

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

Conditions for conversion have been satisfied and the Notes are convertible. During the first quarter of 2014, Note holders did not convert any Notes, therefore, no loss on conversion was recognized in the first quarter of 2014.  During the first quarter of 2013, the Company recognized a $5.7 million loss on the conversion of $42.6 million aggregate principal amount of Notes, which converted into 3.0 million shares of common stock.

As of March 31, 2014, the aggregate amount of Notes outstanding was $12.5 million.

The Notes contain a number of covenants covering, among other things, payment of Notes, reporting, maintenance of existence and payment of taxes. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the Notes. We were in compliance with all covenants as of March 31, 2014. See Note 8 to the unaudited condensed consolidated financial statements.

Capitalized lease obligations

Our capitalized lease obligations, which primarily relate to a lease agreement that we entered into during 2006 with respect to our Rock Hill facility, which covers the facility itself,  decreased to $7.4 million at March 31, 2014 from $7.5 million at December 31, 2013 primarily due to scheduled payments of principal on capital lease installments. Our outstanding capitalized lease obligations carrying values at March 31, 2014 and December 31, 2013 were as follows:

Table 9

(Dollars in thousands)	March 31, 2014	December 31, 2013
Capitalized lease obligations:
Current portion of capitalized lease obligations	$190	$187
Capitalized lease obligations, long-term portion	7,230	7,277
Total capitalized lease obligations	$7,420	$7,464

Other contractual arrangements

For certain of our recent acquisitions we are obligated for the payment of deferred purchase price totaling $4.5 million, due through 2014, compared to $4.5 million at December 31, 2013.  Certain of our recent acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts at March 31, 2014 and December 31, 2013 was $10.0 million and $5.6 million, respectively. See Note 2 and Note 15 for details of acquisitions and related commitments.

As of March 31, 2014, we have supply commitments related to printer assemblies that total $61.0 million compared to $41.1 million at December 31, 2013.

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

There were no foreign exchange contracts at March 31, 2014 or December 31, 2013.  See Note 7 of the unaudited condensed consolidated financial statements.

Changes in the fair value of derivatives are recorded in interest and other expense, net, in our unaudited condensed consolidated statements of operations and comprehensive income. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our unaudited condensed consolidated balance sheets.

The total impact of foreign currency related items on our unaudited condensed consolidated statements of operations and comprehensive income was a $0.2 million loss for the three months ended March 31, 2014 and a  $1.0 million loss for the three months ended March 31,  2013 and a marginal change in other comprehensive income for the three months ended March 31, 2014 compared to a $3.2 million decrease in other comprehensive income for the first three months of 2013.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our unaudited condensed consolidated financial statements, see Note 1 to the unaudited condensed consolidated financial statements.

Critical Accounting Policies and Significant Estimates

For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or that include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of our control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below and those described in our other SEC reports, including our Form 10-K for the year ended December 31, 2013, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us. We assume no obligation, and do not intend, to update these forward-looking statements.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified or referred to in this Form 10-Q and our other SEC reports, including our Form 10-K for the year ended December 31, 2013, which would cause actual results to differ from those referred to in forward-looking statements.

Cautionary Statements and Risk Factors

We recognize that we are subject to a number of risks and uncertainties that may affect our future performance. The risks and uncertainties described in Item 1A in our Form 10-K for the year ended December 31, 2013 are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may impair our business operations. If any of these risks actually occur, our business, results of operations and financial condition could suffer. In that event the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed in Item 1A in our Form 10-K for the year ended December 31, 2013 also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks at December 31, 2013, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2013. During the first three months of 2014, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2013.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

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

Item 1A.  Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

3. 11

Certificate of Elimination of Series A Preferred Stock, filed with the Secretary of State of Delaware on November 14, 2013. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on November 15, 2013.)

3.12	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on December 1, 2006.)

3.13

Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on May 21, 2013. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 22, 2013.)

10.1*

Transition Agreement, dated March 28, 2014, by and between 3D Systems Corporation and Damon Gregoire.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on March 31, 2014.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 29, 2014.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 29, 2014.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 29, 2014.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 29, 2014.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: April 29, 2014