Form 10-Q
period 2014-06-30
3D SYSTEMS CORP
filed 2014-07-31
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10‑Q

_______________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of Common Stock, par value $0.001, outstanding as of July 23, 2014:  109,919,858

3D SYSTEMS CORPORATION

Quarterly Report on Form 10-Q for the

Quarter Ended June 30, 2014

PART I. — FINANCIAL INFORMATION

Item 1.  Financial Statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except par value)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$570,262	$306,316
Accounts receivable, net of allowance for doubtful accounts of $11,154 (2014) and $8,133 (2013)	137,432	132,121
Inventories, net	90,204	75,148
Prepaid expenses and other current assets	14,105	7,203
Current deferred income tax asset	8,105	6,067
Total current assets	820,108	526,855
Property and equipment, net	59,671	45,208
Intangible assets, net	177,783	141,709
Goodwill	404,073	370,066
Long term deferred income tax asset	762	548
Other assets, net	13,973	13,470
Total assets	$1,476,370	$1,097,856
LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$194	$187
Accounts payable	65,440	51,729
Accrued and other liabilities	28,543	28,430
Customer deposits	7,075	5,466
Deferred revenue	26,188	24,644
Total current liabilities	127,440	110,456
Long term portion of capitalized lease obligations	7,181	7,277
Convertible senior notes, net	11,585	11,416
Long term deferred income tax liability	21,819	19,714
Other liabilities	22,506	15,201
Total liabilities	190,531	164,064
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 110,752 (2014) and 103,818 (2013)	111	104
Additional paid-in capital	1,210,017	866,552
Treasury stock, at cost: 645 shares (2014) and 600 shares (2013)	(316)	(286)
Accumulated earnings	67,489	60,487
Accumulated other comprehensive income	7,466	5,789
Total 3D Systems Corporation stockholders' equity	1,284,767	932,646
Noncontrolling interest	1,072	1,146
Total stockholders’ equity	1,285,839	933,792
Total liabilities and stockholders’ equity	$1,476,370	$1,097,856

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Revenue:
Products	$99,984	$83,465	$201,178	$151,917
Services	51,528	37,322	98,092	70,949
Total revenue	151,512	120,787	299,270	222,866
Cost of sales:
Products	51,232	37,215	98,048	66,960
Services	27,882	20,989	53,352	39,846
Total cost of sales	79,114	58,204	151,400	106,806
Gross profit	72,398	62,583	147,870	116,060
Operating expenses:
Selling, general and administrative	50,322	36,189	99,042	65,643
Research and development	17,714	9,598	34,949	16,102
Total operating expenses	68,036	45,787	133,991	81,745
Income from operations	4,362	16,796	13,879	34,315
Interest and other expense, net	1,476	2,662	2,524	12,729
Income before income taxes	2,886	14,134	11,355	21,586
Provision for income taxes	694	4,791	4,253	6,360
Net income	2,192	9,343	7,102	15,226
Less: net income attributable to noncontrolling interest	(67)	—	(100)	—
Net income attributable to 3D Systems Corporation	$2,125	$9,343	$7,002	$15,226

Other comprehensive income:
Pension adjustments, net of taxes	$26	$(13)	$45	$16
Foreign currency translation gain (loss) attributable to 3D Systems Corporation	1,645	(2,460)	1,632	(5,721)
Total other comprehensive income (loss)	1,671	(2,473)	1,677	(5,705)
Comprehensive income	3,796	6,870	8,679	9,521
Foreign currency translation (gain) loss attributable to noncontrolling interest	24	—	(2)	—
Comprehensive income attributable to 3D Systems Corporation	$3,820	$6,870	$8,677	$9,521

Net income per share available to 3D Systems Corporation common stockholders — basic and diluted	$0.02	$0.10	$0.07	$0.16

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$7,102	$15,226
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit of deferred income taxes	(13,249)	(4,481)
Depreciation and amortization	24,390	13,328
Non-cash interest on convertible notes	193	753
Provision for bad debts	3,141	601
Stock-based compensation	15,638	5,346
Loss on the disposition of property and equipment	296	3
Deferred interest income	—	(1,018)
Loss on conversion of convertible debt	—	9,253
Changes in operating accounts:
Accounts receivable	(7,013)	(26,801)
Inventories	(15,711)	(9,900)
Prepaid expenses and other current assets	(6,630)	(258)
Accounts payable	12,983	253
Accrued and other liabilities	(3,029)	(2,744)
Customer deposits	1,818	2,055
Deferred revenue	1,544	4,069
Other operating assets and liabilities	(2,143)	(2,290)
Net cash provided by operating activities	19,330	3,395
Cash flows from investing activities:
Purchases of property and equipment	(8,965)	(3,751)
Additions to license and patent costs	(382)	(1,313)
Proceeds from disposition of property and equipment	—	1,882
Cash paid for acquisitions, net of cash assumed	(53,526)	(86,199)
Other investing activities	(300)	(1,500)
Net cash used in investing activities	(63,173)	(90,881)
Cash flows from financing activities:
Tax benefits from share-based payment arrangements	6,368	9,398
Proceeds from issuance of common stock	299,749	272,081
Proceeds from exercise of stock options and restricted stock, net	1,437	435
Cash disbursed in lieu of fractional shares related to stock split	—	(177)
Repayment of capital lease obligations	(88)	(95)
Net cash provided by financing activities	307,466	281,642
Effect of exchange rate changes on cash	323	(760)
Net increase in cash and cash equivalents	263,946	193,396
Cash and cash equivalents at the beginning of the period	306,316	155,859
Cash and cash equivalents at the end of the period	$570,262	$349,255

Interest payments	$608	$979
Income tax payments	9,594	1,601
Transfer of equipment from inventory to property and equipment, net (a)	5,454	1,946
Transfer of equipment to inventory from property and equipment, net (b)	3,447	441
Stock issued for acquisitions of businesses	20,250	6,750
Stock issued for conversions of 5.50% senior convertible notes	—	4,433
Notes redeemed for shares of common stock	—	63,420

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training or demonstration or for placement into Quickparts’ locations.
(b)	In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock			Treasury Stock
(In thousands, except par value)	Shares	Par Value $0.001	Additional Paid In Capital	Shares	Amount	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)		Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2013	103,818	$104	$866,552	600	$(286)	$60,487	$5,789		$932,646	$1,146	$933,792
Tax benefits from share-based payment arrangements	—	—	6,368	—	—	—	—		6,368	—	6,368
Issuance (repurchase) of restricted stock, net	634	1	1,466	45	(30)	—	—		1,437	—	1,437
Issuance of stock for acquisitions	350	—	20,250	—	—	—	—		20,250	—	20,250
Issuance of stock for equity raise	5,950	6	299,743	—	—	—	—		299,749	—	299,749
Stock-based compensation expense	—	—	15,638	—	—	—	—		15,638	—	15,638
Net income	—	—	—	—	—	7,002	—		7,002	100	7,102
Noncontrolling interest for business combinations	—	—	—	—	—	—	—		—	(176)	(176)
Pension adjustment	—	—	—	—	—	—	45		45	—	45
Foreign currency translation adjustment	—	—	—	—	—	—	1,632		1,632	2	1,634
Balance at June 30, 2014	110,752	$111	$1,210,017	645	$(316)	$67,489	$7,466	(a)	$1,284,767	$1,072	$1,285,839

(a)

Accumulated other comprehensive income of $7,466 consists of foreign currency translation gain of $8,324, a $173 gain on the liquidation of a non-US entity and a cumulative unrealized pension loss of $1,031.

See accompanying notes to condensed consolidated financial statements.

(b)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in amounts that reflect the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, may require more judgment and estimates within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

(2) Acquisitions

The Company completed one acquisition in the second quarter of 2014, which is discussed below.

On April 2, 2014, the Company acquired 100% of the outstanding shares and voting rights of Medical Modeling Inc. Medical Modeling Inc. is a provider of 3D printing-centric personalized surgical treatments and patient specific medical devices, including virtual surgical planning, personalized medical devices and clinical transfer tools. The fair value of the consideration paid for this acquisition, net of cash acquired, was $69,026 of which $51,526 was paid in cash and $17,500 was paid in shares of the Company’s stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The operations of Medical Modeling Inc. have been integrated into the Company’s service revenues. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes second quarter 2014 acquisitions. Factors considered in determination of goodwill include synergies, vertical integration and strategic fit for the Company.

The acquisition completed in the second quarter is not material relative to the Company’s assets or operating results; therefore, no proforma financial information is provided.

The Company’s purchase price allocation for the acquired company is preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. The amounts related to the acquisition are allocated to the assets acquired and the liabilities assumed and are included in the Company’s unaudited condensed consolidated balance sheet at June 30, 2014 as follows:

(in thousands)	2014
Fixed assets	$2,737
Other intangible assets, net	34,300
Goodwill	44,181
Other assets, net of cash acquired	2,042
Liabilities	(14,234)
Net assets acquired	$69,026

Subsequent Acquisitions

On April 16, 2014, the Company entered into a definitive agreement to acquire Robtec, an additive manufacturing service bureau and  distributor of 3D printing and scanning products located in Sao Paulo, Brazil. Under the terms of the agreement, the Company will acquire 70% of the shares of Robtec at closing and the remainder of the shares on the fifth anniversary of the closing. The acquisition is expected to close in the second half of 2014.

On July 30, 2014, the Company entered into a definitive agreement to acquire Simbionix USA Corporation (“Simbionix”) for $120,000 in cash, subject to customary closing adjustments. Simbionix is a provider of proprietary, high definition, 3D virtual reality surgical simulation, training and educational products for personalized medicine. Simbionix is headquartered in Cleveland, Ohio and has a research and development center in Israel. Under the terms of the agreement, subject to customary closing conditions, the Company will acquire 100% of the outstanding shares of Simbionix.

(3)  Inventories

Components of inventories, net at June 30, 2014 and December 31, 2013 were as follows:

(in thousands)	2014	2013
Raw materials	$42,784	$34,144
Work in process	2,031	3,050
Finished goods and parts	45,389	37,954
Inventories, net	$90,204	$75,148

(4)  Property and Equipment

Property and equipment at June 30, 2014 and December 31, 2013 were as follows:

(in thousands)	2014	2013	Useful Life (in years)
Land	$541	$541	N/A
Building	9,315	9,315	25
Machinery and equipment	67,153	56,962	3-7
Capitalized software — ERP	3,970	3,872	5
Office furniture and equipment	3,916	3,586	5
Leasehold improvements	10,344	9,395	Life of lease (a)
Rental equipment	626	—	5
Construction in progress	12,159	4,014	N/A
Total property and equipment	108,024	87,685
Less: Accumulated depreciation and amortization	(48,353)	(42,477)
Total property and equipment, net	$59,671	$45,208

(a)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Depreciation and amortization expense on property and equipment for the quarter and six months ended June 30, 2014 was $3,456 and $6,492, respectively, compared to $2,251 and $4,432, respectively, for the quarter and six months ended June 30, 2013.

(5)  Intangible Assets

Intangible assets other than goodwill at June 30, 2014 and December 31, 2013 were as follows:

	2014			2013
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Licenses	$5,875	$(5,875)	$—	$5,875	$(5,875)	$—
Patent costs	22,211	(7,195)	15,016	21,545	(5,960)	15,585	6 - 7	3
Acquired technology	44,591	(15,410)	29,181	30,095	(13,615)	16,480	5 - 10	5
Internally developed software	17,862	(13,583)	4,279	18,097	(12,863)	5,234	5	<1
Customer relationships	113,067	(28,021)	85,046	95,793	(18,283)	77,510	5 - 13	5
Non-compete agreements	21,010	(8,758)	12,252	16,848	(6,666)	10,182	3 - 11	3
Trade names	10,708	(3,459)	7,249	9,302	(2,211)	7,091	2 - 10	3
Other	23,668	(4,818)	18,850	11,598	(4,081)	7,517	<1 - 7	2
Intangibles with indefinite lives:
Trademarks	5,910	—	5,910	2,110	—	2,110	N/A	N/A
Total intangible assets	$264,902	$(87,119)	$177,783	$211,263	$(69,554)	$141,709	<1 - 13	4

For the six months ended June 30, 2014 and 2013, the Company capitalized $382 and $1,313, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.

Amortization expense for intangible assets for the quarter and six months ended June 30, 2014 was $8,211 and $17,414, respectively, compared to $5,084 and $8,896, respectively, for the quarter and six months ended June 30, 2013.

Annual amortization expense for intangible assets for 2014, 2015, 2016, 2017 and 2018 is expected to be $33,517,  $24,496,  $21,784,  $18,886 and $14,024, respectively.

(6)  Accrued and Other Liabilities

Accrued liabilities at June 30, 2014 and December 31, 2013 were as follows:

(in thousands)	2014	2013
Compensation and benefits	$14,700	$13,197
Vendor accruals	5,691	5,449
Accrued professional fees	582	493
Accrued taxes	4,684	1,834
Royalties payable	810	750
Accrued interest	74	73
Accrued earnouts related to acquisitions	1,414	5,872
Accrued other	588	762
Total	$28,543	$28,430

Other liabilities at June 30, 2014 and December 31, 2013 were as follows:

(in thousands)	2014	2013
Defined benefit pension obligation	$5,830	$5,861
Long term tax liability	90	90
Long term earnouts related to acquisitions	8,706	4,206
Long term deferred revenue	5,038	4,218
Other long term liabilities	2,842	826
Total	$22,506	$15,201

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

There were no foreign currency contracts outstanding at June 30, 2014  or at December 31, 2013.

The total impact of foreign currency transactions on the condensed consolidated statements of operations and comprehensive income for the quarter and six months ended June 30, 2014 reflected a loss of $1,140 and a loss of $1,345, respectively, compared to a gain of $203 and a loss of $762, respectively, for the quarter and six months ended June 30, 2013.

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

The following table summarizes the principal amounts and related unamortized discount on convertible notes at June 30, 2014 and December 31, 2013:

(in thousands)	2014	2013
Principal amount of convertible notes	$12,540	$12,540
Unamortized discount on convertible notes	(955)	(1,124)
Net carrying value	$11,585	$11,416

These notes are convertible into shares of the Company’s Common Stock at a conversion rate equivalent to 69.9032 shares of Common Stock per $1 principal amount of notes, which represents a conversion rate of approximately $14.31 per share of Common Stock.  The conversion rate is subject to adjustment in certain circumstances as more fully set forth in the indenture covering the notes.  Conditions for conversion have been satisfied and the notes are convertible. No notes were converted during the first six months of 2014.

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

(9)  Stock-based Compensation Plans

The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Stock-based compensation expense for the quarter and six months ended June 30, 2014 and 2013 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Restricted stock awards	$8,362	$3,125	$15,638	$5,346

The number of shares of restricted common stock awarded and the weighted average fair value per share during the quarter and six months ended June 30, 2014 and 2013 were as follows:

	Quarter Ended June 30,
	2014		2013
(in thousands, except per share amounts)	Shares Awarded	Weighted Average Fair Value	Shares Awarded	Weighted Average Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	143	$50.31	68	$46.84
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	17	49.26	12	48.43
Total restricted stock awards	160	$50.20	80	$47.09

	Six Months Ended June 30,
	2014		2013
(in thousands, except per share amounts)	Shares Awarded	Weighted Average Fair Value	Shares Awarded	Weighted Average Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	376	$69.00	291	$39.14
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	17	49.26	12	48.43
Total restricted stock awards	393	$68.15	303	$39.52

During the six months ended June 30, 2014, the Company granted restricted stock awards covering 376 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan. Of the 376 shares granted in the first six months of 2014, 30 shares were awarded to executive officers of the Company and 138 shares remained subject to acceptance at June 30, 2014. In the first six months of 2013, the Company granted restricted stock awards covering 291 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan, of which 27 shares were awarded to executive officers of the Company.

In the first six months of 2014 and 2013, respectively, the Company granted 17 and 12 shares, respectively, of common stock pursuant to the Company’s 2004 Restricted Stock Plan for Non-Employee Directors. Stock compensation expense for Non-Employee Directors for the first six months of 2014 and 2013 was $849 and $600, respectively.

(10)  International Retirement Plan

The following table shows the components of net periodic benefit costs and other amounts recognized in the condensed consolidated statements of operations and comprehensive income for the quarter and six months ended June 30, 2014 and 2013:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Service cost	$43	$24	$88	$47
Interest cost	60	48	122	97
Total	$103	$72	$210	$144

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

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares at June 30, 2014 and 2013:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Net income attributable to 3D Systems Corporation – numerator for basic net earnings per share	$2,125	$9,343	$7,002	$15,226
Add: Effect of dilutive securities
Interest expense on 5.50% convertible notes (after-tax)	—	—	—	—
Numerator for diluted earnings per share	$2,125	$9,343	$7,002	$15,226

Denominator:
Weighted average shares – denominator for basic net earnings per share	106,407	96,248	104,985	94,047
Add: Effect of dilutive securities
5.50% convertible notes (after-tax)	—	—	—	—
Denominator for diluted earnings per share	106,407	96,248	104,985	94,047

Earnings per share
Basic and diluted	$0.02	$0.10	$0.07	$0.16

Interest expense excluded from diluted earnings per share calculation (a)	$206	$511	$362	$1,508
5.50% Convertible notes shares excluded from diluted earnings per share calculation (a)	876	1,925	876	2,852

(a)

Average outstanding diluted earnings per share calculation excludes shares that may be issued upon conversion of the outstanding senior convertible notes since the effect of their inclusion would have been anti-dilutive.

For the quarter ended June 30, 2014, average common shares for basic and diluted earnings per share were 106,407 and basic and diluted earnings per share were $0.02. For the quarter ended June 30, 2013, average common shares for basic and diluted earnings per share were 96,248 and basic and diluted earnings per share were $0.10.

For the six months ended June 30, 2014, average common shares for basic and diluted earnings per share were 104,985, and basic and diluted earnings per share were $0.07. For the six months ended June 30, 2013, average common shares for basic and diluted earnings per share were 94,047 and basic and diluted earnings per share were $0.16.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$493,539	$—	$—	$493,539

(a)

Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the quarter and six months ended June 30, 2014.

The carrying value of the senior convertible notes as of June 30, 2014 and December 31, 2013 was $11,585 and $11,416, respectively, net of the unamortized discount. As of June 30, 2014 and December 31, 2013, the estimated fair value of the senior convertible notes was $12,142 and $12,035, respectively, based on quoted market prices. The Company determined the fair value of the convertible notes utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the senior convertible notes is considered Level 2.

In addition to the financial assets included in the above table, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of June 30, 2014 or December 31, 2013.

(13)  Income Taxes

The Company’s effective tax rates were 24.0% and 37.5% for the quarter and six months ended June 30, 2014, respectively, compared to 33.9% and 29.5% for the quarter and six months ended June 30, 2013.

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

(14)  Segment Information

The Company operates in one reportable business segment. The Company conducts its business through subsidiaries in the United States, a subsidiary in Switzerland that operates a research and production facility, subsidiaries in France that operate a manufacturing facility and sales and service offices, and sales and services offices operated by subsidiaries in Europe (Germany, the United Kingdom, Italy and the Netherlands) and in Asia-Pacific (Australia, China, India, Japan and Korea). The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.” Financial information concerning the Company’s geographical locations are based on the location of the selling entity.

Summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue from unaffiliated customers:
United States	$78,895	$67,870	$146,927	$125,023
Germany	19,562	13,286	43,387	25,197
Other Europe	22,453	18,569	46,192	35,238
Asia Pacific	30,602	21,062	62,764	37,408
Total	$151,512	$120,787	$299,270	$222,866

The Company’s revenue from unaffiliated customers by type was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Printers and other products	$61,948	$54,190	$122,701	$93,913
Materials	38,036	29,275	78,477	58,004
Services	51,528	37,322	98,092	70,949
Total revenue	$151,512	$120,787	$299,270	$222,866

Intercompany sales were as follows:

	Quarter Ended June 30, 2014
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$9,925	$4,710	$3,450	$18,085
Germany	446	—	1,350	—	1,796
Other Europe	10,932	548	676	891	13,047
Asia Pacific	331	(15)	—	521	837
Total	$11,709	$10,458	$6,736	$4,862	$33,765

	Quarter Ended June 30, 2013
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$4,658	$4,234	$1,075	$9,967
Germany	386	—	447	—	833
Other Europe	5,292	674	1,097	93	7,156
Asia Pacific	347	261	67	167	842
Total	$6,025	$5,593	$5,845	$1,335	$18,798

	Six Months Ended June 30, 2014
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$20,862	$9,657	$5,796	$36,315
Germany	855	—	2,828	—	3,683
Other Europe	20,975	1,878	1,008	1,446	25,307
Asia Pacific	813	(15)	—	1,203	2,001
Total	$22,643	$22,725	$13,493	$8,445	$67,306

	Six Months Ended June 30, 2013
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$10,441	$7,838	$2,199	$20,478
Germany	704	—	1,806	—	2,510
Other Europe	9,223	957	1,175	124	11,479
Asia Pacific	872	641	67	422	2,002
Total	$10,799	$12,039	$10,886	$2,745	$36,469

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Income from operations,  assets, and cash for each geographic area was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Income from operations:
United States	$(7,036)	$11,643	$(9,066)	$22,912
Germany	451	(318)	648	343
Other Europe	2,124	235	4,525	2,001
Asia Pacific	9,455	5,476	18,522	9,793
Subtotal	4,994	17,036	14,629	35,049
Inter-segment elimination	(632)	(240)	(750)	(734)
Total	$4,362	$16,796	$13,879	$34,315

	June 30,	December 31,
(in thousands)	2014	2013
Assets:
United States	$1,240,270	$870,208
Germany	45,563	38,685
Other Europe	116,516	120,562
Asia Pacific	74,021	68,401
Total	$1,476,370	$1,097,856

	June 30,	December 31,
(in thousands)	2014	2013
Cash and cash equivalents:
United States	$546,730	$286,377
Germany	3,591	3,441
Other Europe	10,386	8,915
Asia Pacific	9,555	7,583
Total	$570,262	$306,316

(15)  Commitments and Contingencies

The Company leases office space under various non-cancelable operating leases. Rent expense under operating leases was $2,598 and $4,910 for the quarter and six months ended June 30, 2014 compared to $1,440 and $2,818 for the quarter and six months ended June 30, 2013.

The Company has supply commitments for printer assemblies that total $65,621 at June 30, 2014, compared to $41,091 at December 31, 2013.

Certain of the Company’s acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liabilities recorded for these earnouts as of June 30, 2014 and December 31, 2013 was $10,120 and $5,578, respectively.

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

On January 31, 2013, the Court granted the Company summary judgment for all seven of the counts alleging anticompetitive behavior. On February 28, 2013, the parties filed a stipulation of dismissal of the remaining counts, and the Court dismissed those counts in connection with the settlement of these portions of the litigation. On March 29, 2013, DSM Desotech filed a notice of appeal to the United States Court of Appeals for the Federal Circuit regarding the Court’s granting of summary judgment in favor of the Company on all seven counts of alleged anticompetitive behavior. On April 18, 2014, the Federal Circuit affirmed the grant of summary judgment for all seven counts, dismissing all remaining claims asserted by DSM Desotech. DSM Desotech took no further action in response to the Federal Circuit's decision in favor of the Company, and the case has completely concluded.

On November 20, 2012, the Company filed a complaint in an action titled 3D Systems, Inc. v. Formlabs, Inc. and Kickstarter, Inc. in the United States District Court for the District of South Carolina (Rock Hill Division) asserting that Formlabs’ and Kickstarter’s sales of the Form 1 3D printer infringed on one of the Company’s patents relating to stereolithography machines. Formlabs and Kickstarter filed a motion to dismiss or transfer venue on February 25, 2013, and the Company filed a first amended complaint on March 8, 2013. On May 8, 2013, the Court granted the parties’ joint motion to stay the case until September 3, 2013 to enable the parties to continue settlement discussions. On November 8, 2013, the Company voluntarily dismissed the South Carolina complaint and filed a new complaint in the United States District Court for the Southern District of New York asserting that Formlabs’ sales of the Form 1 3D printer infringed on eight of the Company’s patents relating to stereolithography machines.  On December 20, 2013, Formlabs filed a motion to dismiss the Company’s claims of indirect and willful infringement, and the Company filed a memorandum in opposition on January 6, 2014.  Formlabs filed a reply on January 16, 2014. The Court ruled on the motion to dismiss on May 12, 2014, granting in part and dismissing in part Formlabs’ motion. The Company filed a first amended complaint on May 16, 2014, and Formlabs filed its answer on June 2, 2014. The Company intends to pursue claims for damages against Formlabs.

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

(16)  Accumulated Other Comprehensive Income

The changes in the balances of accumulated other comprehensive income by component are as follows:

(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Liquidation of Non-US Entity	Total
Balance at December 31, 2013	$6,692	$(1,076)	$173	$5,789
Other comprehensive income	1,632	45	—	1,677
Balance at June 30, 2014	$8,324	$(1,031)	$173	$7,466

The amounts presented above are included in other comprehensive income and are net of taxes. For additional information about foreign currency translation, see Note 7. For additional information about the pension plan, see Note 10.

(17)  Noncontrolling Interest

As of June 30, 2014, the Company owned 95% of the capital and voting rights of Phenix Systems, a global provider of direct metal selective laser sintering 3D printers based in Riom, France. Phenix’s operating results are included in these condensed consolidated financial statements. In accordance with ASC 810, “Consolidation,” the carrying value of the noncontrolling interest is reported in the condensed consolidated balance sheets as a separate component of equity and condensed consolidated net income has been adjusted to report the net income attributable to the noncontrolling interest.

(18)  Subsequent Event

On July 30, 2014, the Company entered into a definitive agreement to acquire Simbionix USA Corporation (“Simbionix”) for $120,000 in cash, subject to customary closing adjustments. Simbionix is a provider of proprietary, high definition, 3D virtual reality surgical simulation, training and educational products for personalized medicine. Simbionix is headquartered in Cleveland, Ohio and has a research and development center in Israel. Under the terms of the agreement, subject to customary closing conditions, the Company will acquire 100% of the outstanding shares of Simbionix.

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

Business Overview

We are a leading global provider of 3D printing centric design-to-manufacturing solutions, including 3D printers, print materials and on-demand custom parts for professionals and consumers alike. Our materials include plastics, metals, ceramics and edibles. We also provide integrated 3D scan-based design, freeform modeling and inspection tools and an integrated 3D planning and printing digital thread for personalized surgery and patient specific medical devices. Our products and services replace and complement traditional methods and reduce the time and cost of designing new products by printing real parts directly from digital input. These solutions are used to rapidly design, create, communicate, prototype or produce functional parts and assemblies, empowering customers to manufacture the future.

We derive our consolidated revenue primarily from the sales of our printers, the sales of the related print materials and services, the sales of our Quickparts brand on-demand parts services and the sales of perceptual devices and software.

Recent Developments

In April, we continued to broaden and enhance our 3D printing ecosystem and expanded our 3D printing digital thread with the acquisition of Medical Modeling Inc. Medical Modeling utilizes 3D printing-centric personalized surgery and patient-specific medical device solutions with FDA-cleared manufacturing processes to provide surgical planning tools, surgical guides and kits, and other design services.

In April, we entered into a definitive agreement to acquire Robtec, an additive manufacturing service bureau and distributor of 3D printing and scanning products in Sao Paulo, Brazil with locations in Chile, Argentina, Uruguay and Mexico. The closing of the acquisition is subject to customary closing conditions and not yet completed. Under the terms of the agreement, we will acquire 70% of the shares of Robtec at closing and the remainder of the shares on the fifth anniversary of the closing. This acquisition will create a strategic Latin American sales and service platform to drive accelerated adoption of our entire design-to-manufacturing solutions, provide us with significant in-region additive manufacturing service bureau capabilities and expand our global Quickparts full service offerings reach and ability to deliver the latest advanced manufacturing solutions and capabilities.

During the second quarter, we continued to expand our global reseller network, adding major distributors including ScanSource, Inc, Konica Minolta and Canon Marketing Japan, to enhance our presence in North America, Europe, Latin America and Asia-Pacific.

We also enhanced our education offerings, resources and partnerships in conjunction with the launch of our MAKE.DIGITAL initiative. With this initiative, our goal is to promote and advance digital literacy in K-12 STEAM education, by equipping and empowering students with 3D design, scanning and printing skills. We also announced partnerships with organizations such as First Teams, The Albert Einstein Distinguished Educator Fellows, the U.S. Department of Education, Level Up Village, CityX Project and others.

In May, we completed an offering of 6.0 million shares of common stock in an underwritten public offering. The offering raised approximately $299.7 million of cash proceeds, net of offering expenses.

In June, we announced  the Ekocycle™ Cube® 3D printer, a collaboration with Ekocycle, a brand launched by The Coca-Cola Company and will.i.am, our Chief Creative Officer. The Ekocycle Cube uses a new full durability filament made in part from post-consumer recycled PET plastic bottles.

In June, we leased an additional 0.2 million square foot manufacturing facility in Rock Hill, SC to further expand our manufacturing capacity and capabilities.

Results of Operations

Summary of 2014 financial results

During the second quarter of 2014, we reported improved revenue as compared to the second quarter of 2013 as our worldwide businesses continued to expand, reflecting growth in design and manufacturing printers demand and increased materials, software and service revenue. Revenue for the second quarter of 2014 increased by 25.4%, or $30.7 million, to $151.5 million compared to $120.8 million in the second quarter of 2013. Higher revenue offset by increased SG&A expenses, primarily due to increased sales and marketing expenses and additional staffing due to our expanding portfolio and acquisitions, and higher R&D expenses related to our portfolio expansion and diversification, new product developments and acquisitions,  resulted in net income of $2.1 million for the second quarter of 2014, compared to net income of $9.3 million for the same period in 2013.

Printers and other products revenue increased by $7.8 million, or 14.4%, from the second quarter of 2013, to $61.9 million, driven by expanding use and rising demand for our design and manufacturing printers.

Print materials sales for the second quarter of 2014 were $38.0 million, an increase of $8.8 million, or 29.8%, from the second quarter of 2013 as revenue from materials was impacted by continued expansion of printers installed over past periods.

Revenue from services increased by $14.2 million, or 38.1%, to $51.5 million in the second quarter of 2014 from $37.3 million in the same quarter in 2013. The increase in services revenue reflects increased revenue from our Quickparts, printer and software services and the addition of Medical Modeling services.

We calculate organic growth by comparing this year’s total revenue for the period, excluding the revenue recognized from all acquired businesses that we have owned for less than 12 months, to last year’s total revenue for the period. Once we have owned a business for one year, the revenue is included in organic growth and organic growth is calculated based on our prior year total revenue. In the second quarter of 2014, our organic growth was 10.0%  compared to 30.1% for the second quarter of 2013. For the six months ended June 30, 2014 and 2013, our organic growth was 18.3% and 26.2%, respectively.

Healthcare revenue includes sales of printers, print materials, and services for hearing aid, dental, personalized medical devices and other health-related applications. For the second quarter of 2014, healthcare revenue increased 45.8% and made up 18.2%, or $27.5 million, of our total revenue compared to 15.6%, or $18.9 million, in the second quarter of 2013, primarily due to our increased penetration and growth in healthcare applications and the addition of Medical Modeling.  During the first six months of 2014, healthcare revenue increased 49.0% and made up 16.4%, or $49.1 million, of our total revenue compared to 14.8%, or $33.0 million, in the 2013 period.

Consumer revenue includes sales of Cube® 3D printers and their related print materials, Sense 3D scanners and other products and services related to consumer products and retail channels. For the second quarter of 2014, consumer revenue decreased 13.6% to  $7.4 million, or 4.9% of our total revenue, compared to $8.5 million, or 7.0% of total revenue, in the second quarter of 2013. The decrease was primarily driven by delayed orders as customers awaited the availability of announced new products. During the first six months of 2014, consumer solutions revenue increased 37.5%, to $17.0 million, or 5.7% of total revenue, compared to $12.4 million, or 5.6% of total revenue, in the 2013 period, driven by expanded consumer offerings and increasing demand.

Our gross profit in the second quarter of 2014 improved by $9.8 million, primarily due to our higher level of revenue from increases across all revenue categories. Our gross profit margin decreased to 47.8% in the second quarter of 2014 from 51.8% in the second quarter of 2013, reflecting current sales mix and timing of sales, availability of new products, absorption of legacy product costs and manufacturing expansion costs.

Our total operating expenses increased by $22.2 million in the second quarter of 2014, to $68.0 million, from $45.8 million in the same 2013 quarter. The increase reflected higher selling, general and administrative expenses primarily due to increased sales and marketing expenses and higher staffing due to our expanding portfolio.  The increase also reflects  an $8.1 million increase in research and development expenses related to our portfolio expansion,  accelerated new products developments,  and the addition of the engineering team in Wilsonville, Oregon.

Our operating income for the second quarter of 2014 decreased to $4.4 million from $16.8 million in the same 2013 quarter. This decrease in operating income is due to lower gross profit margin and higher operating expenses as discussed in more detail below.

Our operating activities generated  $19.3 million of cash during the first six months of 2014, which is discussed in further detail below. We used $63.2 million to fund our strategic investing activities, including acquisition costs. Financing activities during the first six months of 2014 generated $307.5 million of cash, primarily due to proceeds from our equity raise in the second quarter. In total, our unrestricted cash balance at June 30, 2014 was $570.3 million compared to $306.3 million at December 31, 2013.

Second quarter comparison of revenue by class of product and service

Table 1 sets forth our change in revenue by class of product and services for the second quarter of 2014 compared to the second quarter of 2013:

Table 1

(Dollars in thousands)	Printers and Other Products		Print Materials		Services		Totals
Revenue – 2nd quarter 2013	$54,190	44.9%	$29,275	24.2%	$37,322	30.9%	$120,787	100%
Change in revenue:
Volume
Core products and services	1,587	2.9	5,482	18.7	8,594	23.0	15,663	12.9
New products and services	7,352	13.6	4,814	16.4	4,951	13.3	17,117	14.2
Price/Mix	(1,869)	(3.4)	(2,133)	(7.3)	—	—	(4,002)	(3.3)
Foreign currency translation	688	1.3	598	2.0	661	1.8	1,947	1.6
Net change	7,758	14.4	8,761	29.8	14,206	38.1	30,725	25.4
Revenue – 2nd quarter 2014	$61,948	40.9%	$38,036	25.1%	$51,528	34.0%	$151,512	100%

We earn revenues from the sale of printers and other products, print materials and services. On a consolidated basis, revenue for the second quarter of 2014 increased by $30.7 million, or 25.4%, compared to the second quarter of 2013, reflecting increases in all classes of product and service.

The $7.8 million increase in revenue from printers and other products compared to the second quarter of 2013 is driven by increased demand for design and manufacturing printers, including acquired direct metal printers. Printers revenue increased $6.3 million, or 14.0%, compared to the second quarter of 2013. In connection with the expansion of our professional and retail channels, certain resellers may purchase stock inventory in the ordinary course of business. For the second quarter of 2014,  we estimate that revenue related to reseller inventory amounted to approximately 8% of total revenue, which is impacted by timing of sales, expansion of our reseller channel and the recent shift from a partially direct sales model to the reseller channel selling our entire portfolio, which expanded the volume of transactions through the channel.

Other products revenue includes software products, perceptual and haptic devices, and Vidar digitizers. Other products revenue totaled $10.3 million for the second quarter of 2014, including $4.5 million of software products revenue, an 18.1%  increase over 2013, primarily from demand for our new perceptual devices and software products. Other products revenue for the second quarter of 2013 totaled $8.8 million, including $5.0 million of software revenue.

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

The $8.8 million increase in revenue from print materials was aided by the improvement in printers sales and by the continued expansion of printers installed over past periods. Sales of integrated materials increased 34.9% to $27.0 million and represented 71.0% of total materials revenue in the second quarter of 2014 compared to 68.4% in the second quarter of 2013.

The increase in services revenue primarily reflects increased revenue from our Quickparts solutions and the addition of Medical Modeling services, coupled with growing consumer and software services. Service revenue from Quickparts increased 21.6% to $28.8 million, or 56.0% of total service revenue, for the second quarter of 2014, compared to $23.7 million, or 63.5%, of total service revenue in the 2013 period. Services revenue from software added $3.2 million in the second quarter of 2014 compared to $1.9 million in the second quarter of 2013.

At June 30, 2014 our backlog was $31.9 million, compared to backlogs of $28.6 million at December 31, 2013 and $18.0 million at June 30,  2013.  Production and delivery of our printers is generally not characterized by long lead times, backlog is more dependent on timing of customers’ requested delivery. Currently, demand for direct metals printers outstrips our manufacturing capacity and delayed commercial shipment of new consumer products with a rising consumer order book contributed to a higher backlog.  Backlog at June 30, 2014 includes $23.1 million of printers, primarily due to production, metal and consumer printer orders.  In addition, Quickparts services lead time and backlog depends on whether orders are for rapid prototyping or longer-range production runs. The backlog at June 30, 2014 includes $7.2 million of Quickparts services orders, compared to $8.4 million at June 30,  2013.

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

Change in second quarter revenue by geographic region

Each geographic region contributed to our higher level of revenue in the second quarter of 2014. Table 2 sets forth the change in revenue by geographic area for the second quarter of 2014 compared to the second quarter of 2013:

Table 2

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Total
Revenue – 2nd quarter 2013	$67,870	56.2%	$31,855	26.4%	$21,062	17.4%	$120,787	100%
Change in revenue:
Volume	11,678	17.2	8,056	25.3	13,046	61.9	32,780	27.1
Price/Mix	(653)	(1.0)	(59)	(0.2)	(3,290)	(15.6)	(4,002)	(3.3)
Foreign currency translation	—	—	2,163	6.8	(216)	(1.0)	1,947	1.6
Net change	11,025	16.2	10,160	31.9	9,540	45.3	30,725	25.4
Revenue – 2nd quarter 2014	$78,895	52.1%	$42,015	27.7%	$30,602	20.2%	$151,512	100%

Revenue from U.S. operations in the second quarter of 2014 increased by $11.0 million, or 16.2%, to $78.9 million from $67.9 million in the second quarter of 2013. The increase was due to higher volume, partially offset by the unfavorable combined effect of price and mix.

Revenue from non-U.S. operations in the second quarter of 2014 increased by $19.7 million, or 37.2%, to $72.6 million from $52.9 million in the second quarter of 2013. Revenue from non-U.S. operations as a percent of total revenue was 47.9% and 43.8%, respectively, at June 30, 2014 and 2013. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 33.2% in the second quarter of 2014 compared to  44.0% in the second quarter of 2013.

Revenue from European operations in the second quarter of 2014 increased by $10.1 million, or 31.9%, to $42.0 million from $31.9 million in the second quarter of 2013. This increase was due to a $8.1 million increase in volume, a  $2.2 million favorable impact of foreign currency translation, partially offset by a  $0.1 million unfavorable combined effect of price and mix.

Revenue from Asia-Pacific operations in the second quarter of 2014 increased by $9.5 million, or 45.3%, to $30.6 million from $21.1 million in the second quarter of 2013, due primarily to a favorable $13.0 million increase in volume, partially offset by a $3.3 million unfavorable combined effect of price and mix and a $0.2 million unfavorable impact of foreign currency translation.

Gross profit and gross profit margins

Table 3 sets forth gross profit and gross profit margins for our products and services for the second quarters of 2014 and 2013:

Table 3

	Quarter Ended June 30,
	2014		2013
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Printers and other products	$22,134	35.7%	$24,701	45.6%
Print materials	26,618	70.0	21,548	73.6
Services	23,646	45.9	16,334	43.8
Total	$72,398	47.8%	$62,583	51.8%

On a consolidated basis, gross profit for the second quarter of 2014 increased by $9.8 million to $72.4 million from $62.6 million in the second quarter of 2013,  primarily as a result of higher sales from all revenue categories.

Consolidated gross profit margin in the second quarter of 2014 decreased by 4.0 percentage points to 47.8% from 51.8% for the 2013 quarter. The lower gross profit margin reflects a change in revenue mix with a higher portion of revenue from lower margin products, both overall and within categories, as well as manufacturing expansion costs, availability of new products and absorption of legacy product costs.

Printers and other products gross profit for the second quarter of 2014 decreased by $2.6 million, or 10.4%, to $22.1 million from $24.7 million in the 2013 quarter. Gross profit margin for printers and other products decreased by 9.9 percentage points to 35.7% from 45.6% in the 2013 quarter primarily due to an unfavorable mix of printers and other products coupled with manufacturing expansion, residual new product start up costs and a write down on inventory of legacy products.

Print materials gross profit for the second quarter of 2014 increased by $5.1 million, or 23.5%, to $26.6 million from $21.5 million in the 2013 quarter, and gross profit margin for print materials decreased by 3.6 percentage points to 70.0% from 73.6% in the 2013 quarter primarily due to the mix of materials sold during the quarter.

Gross profit for services for the second quarter of 2014 increased by $7.3 million, or 44.8%, to $23.6 million from $16.3 million in the  2013 quarter. Gross profit margin for services increased by 2.1 percentage points to 45.9% from 43.8% in the 2013 quarter. The increase in the gross profit margin was due to the addition of acquired higher margin medical services, a higher software contribution and  an  increase in Quickparts gross profit margin to 43.1% for the second quarter of 2014 from 41.6% in the second quarter of 2013.

Operating expenses

As shown in Table 4, total operating expenses increased by $22.2 million, or 48.6%, to $68.0 million in the second quarter of 2014 from $45.8 million in the second quarter of 2013.  This increase was due to higher selling, general and administrative expenses and higher research and development expenses, both of which are discussed below.

Table 4

	Quarter Ended June 30,
	2014		2013
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue
Selling, general and administrative expenses	$50,322	33.2%	$36,189	30.0%
Research and development expenses	17,714	11.7	9,598	7.9
Total operating expenses	$68,036	44.9%	$45,787	37.9%

Selling, general and administrative expenses increased by $14.1 million to $50.3 million in the second quarter of 2014 compared to $36.2 million in the second quarter of 2013, and increased to 33.2% of revenue in 2014 compared to 30.0% for 2013.  The increase was due primarily to a $7.8 million increase in compensation costs due to increased staffing,  a  $3.1 million increase in amortization, a $0.8 million increase in bad debts expense, a $0.7 million increase in consultant fees and a $0.7 million increase in marketing costs.

Research and development expenses increased by $8.1 million, or 84.6%, to $17.7 million in the second quarter of 2014 from $9.6 million in the second quarter of 2013.  This increase was primarily due to a $4.0 million increase in compensation expenses related to talent expansion, a $1.5 million increase in R&D materials related to new product development, a $0.6 million increase in consulting fees,  a  $0.5 million increase in depreciation expense and a $0.4 million increase in facility costs.

Income from operations

Our income from operations of $4.4 million for the second quarter of 2014 decreased from $16.8 million in the second quarter of 2013. See Gross profit and gross profit margins and Operating expenses above. The following table sets forth operating income by geographic area for the second quarter of 2014 compared to 2013:

Table 5

	Quarter Ended June 30,
(Dollars in thousands)	2014	2013
Income (loss) from operations
United States	$(7,036)	$11,643
Germany	451	(318)
Other Europe	2,124	235
Asia Pacific	9,455	5,476
Subtotal	4,994	17,036
Inter-segment elimination	(632)	(240)
Total	$4,362	$16,796

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

Interest and other expense, net

Interest and other expense, net was $1.5 million in the second quarter of 2014 compared with $2.7 million in the 2013 quarter. The lower interest and other expense is primarily due to lower interest expense related to conversions of the senior convertible notes. Interest and other expense, net in the second quarter of 2014 reflected a foreign exchange loss of $1.1 million. The $2.7 million of interest and other expense, net in the second quarter of 2013 primarily reflected the loss on conversion of convertible notes, which amounted to $3.5 million and the related interest, which amounted to $0.8 million, of which $0.3 million represents non-cash amortization, partially offset by $1.1 million of interest income and a foreign exchange gain of $0.2 million.

Provision for income taxes

We recorded a  $0.7 million provision for income taxes in the second quarter of 2014 and a $4.8 million provision for income taxes in the second quarter of 2013. Our 2014 provision for income taxes reflects income taxes in U.S. and non-U.S. jurisdictions. The 2013 provision for income taxes primarily reflects income taxes in U.S. and non-U.S. jurisdictions, reduced by the reversal of ASC-740 provisions in non-US jurisdictions.

Net income

Net income attributable to the Company for the second quarter of 2014 decreased  $7.2 million to $2.1 million compared to $9.3 million in the second quarter of 2013.  The principal reasons for the decrease, which are discussed in more detail above, were:

• the $12.4 million decrease in operating income; partially offset by

• the $4.1 million decrease in our tax provision and

• the $1.2 million decrease in interest and other expense.

For the quarter ended June 30, 2014, average common shares for basic and diluted earnings per share were 106.4 million and  basic and diluted earnings per share were $0.02. For the quarter ended June 30, 2013, average common shares for basic and diluted earnings per share were 96.2 million and basic and diluted earnings per share were $0.10.

Results of Operations – Six Months Comparison

Six months comparison of revenue by class of product and service

The table below sets forth our change in revenue by class of product and service for the first six months of 2014 compared to the first six months of 2013:

Table 6

(Dollars in thousands)	Printers and Other Products		Print Materials		Services		Total
Revenue – six months 2013	$93,913	42.1%	$58,004	26.0%	$70,949	31.9%	$222,866	100%
Change in revenue:
Volume
Core products and services	6,041	6.4	8,735	15.1	17,905	25.2	32,681	14.7
New products and services	22,514	24.0	13,393	23.1	8,299	11.7	44,206	19.8
Price/Mix	(1,091)	(1.2)	(2,584)	(4.5)	—	—	(3,675)	(1.6)
Foreign currency translation	1,324	1.4	929	1.6	939	1.3	3,192	1.4
Net change	28,788	30.6	20,473	35.3	27,143	38.2	76,404	34.3
Revenue – six months 2014	$122,701	41.0%	$78,477	26.2%	$98,092	32.8%	$299,270	100%

We earn revenues from the sale of printers and other products, print materials and services. On a consolidated basis, revenue for the first six months of 2014 increased by $76.4 million, or 34.3%, compared to the first six months of 2013 led by increased sales of printers and aided by increased sales of materials and services.

The $28.8 million increase in revenue from printers and other products compared to the first six months of 2013 is primarily driven by increased demand for design and manufacturing printers, including acquired direct metal printers. Printers revenue increased $25.3 million, or 32.8%, compared to the first six months of 2013.

Other products revenue includes software products, perceptual and haptic devices, and Vidar digitizers. Other products revenue totaled $20.3 million for the first six months of 2014, including $9.0 million of software products revenue, a 21.0% increase over 2013. Other products revenue for the first six months of 2013 totaled $16.8 million, including $9.2 million of software revenue.

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

The $20.5 million increase in revenue from print materials was aided by the improvement in printers sales and by the continued expansion of printers installed over past periods. Sales of integrated materials increased 41.4% to $56.4 million and represented 71.9% of total materials revenue for the first six months of 2014 compared to 68.8% for the first six months of 2013.

The increase in services revenue primarily reflects revenue from our Quickparts solutions and addition of Medical Modeling services, coupled with consumer and printer services growth. Service revenue from Quickparts increased 29.2% to $57.6 million, or 58.8% of total service revenue, for the first six months of 2014, compared to $44.6 million, or 62.9%, of total service revenue in the 2013 period. Services revenue from software added $6.0 million in the first six months of 2014 compared to $2.7 million in the first six months of 2013.

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

Change in first six months revenue by geographic region

Each geographic region contributed to our higher level of revenue in first six months of 2014. Table 7 sets forth the change in revenue by geographic area for the first six months of 2014 compared to the first six months of 2013:

Table 7

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Total
Revenue – six months 2013	$125,023	56.1%	$60,435	27.1%	$37,408	16.8%	$222,866	100%
Change in revenue:
Volume	23,821	19.1	20,800	34.4	32,266	86.3	76,887	34.5
Price/Mix	(1,917)	(1.5)	3,827	6.3	(5,585)	(14.9)	(3,675)	(1.6)
Foreign currency translation	—	—	4,517	7.5	(1,325)	(3.5)	3,192	1.4
Net change	21,904	17.6	29,144	48.2	25,356	67.9	76,404	34.3
Revenue – six months 2014	$146,927	49.1%	$89,579	29.9%	$62,764	21.0%	$299,270	100%

Revenue from U.S. operations in the first six months of 2014 increased by $21.9 million, or 17.6%, to $146.9 million from $125.0 million in the first six months of 2013. The increase was due to higher volume, partially offset by the unfavorable combined effect of price and mix.

Revenue from non-U.S. operations in the first six months of 2014 increased by $54.5 million, or 55.7%, to $152.3 million from $97.8 million for the first six months of 2013. Revenue from non-U.S. operations as a percent of total revenue was 50.9% and 43.9%, respectively, for the first six months of 2014 and 2013. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 51.1% for the first six months of 2014 compared to  43.4% for the first six months of 2013.

Revenue from European operations in the first six months of 2014 increased by $29.2 million, or 48.2%, to $89.6 million from $60.4 million in the first six months of 2013. This increase was due to a $20.8 million increase in volume, a $4.5 million favorable impact of foreign currency translation, and a $3.8 million favorable combined effect of price and mix.

Revenue from Asia-Pacific operations in the first six months of 2014 increased by $25.4 million, or 67.9%, to $62.8 million from $37.4 million in the first six months of 2013, due primarily to a favorable $32.3 million increase in volume, partially offset by a $5.6 million unfavorable combined effect of price and mix and a $1.3 million unfavorable impact of foreign currency translation.

Gross profit and gross profit margins

Table 8 sets forth gross profit and gross profit margin for our products and services for the first six months of 2014 and 2013:

Table 8

	Six Months Ended June 30,
	2014		2013
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Printers and other products	$46,296	37.7%	$42,530	45.3%
Print materials	56,834	72.4	42,426	73.1
Services	44,740	45.6	31,104	43.8
Total	$147,870	49.4%	$116,060	52.1%

On a consolidated basis, gross profit for the first six months of 2014 increased by $31.8 million to $147.9 million from $116.1 million in the first six months of 2013, primarily as a result of higher sales from all revenue categories.

Consolidated gross profit margin in the first six months of 2014 decreased by 2.7 percentage points to 49.4% from 52.1% for the 2013 period.  The lower gross profit margin reflects a change in revenue mix, with lower margin products making up a higher portion of revenue, combined with manufacturing expansion costs, new product start-up costs and absorption of legacy product costs.

Printers and other products gross profit for the first six months of 2014 increased by $3.8 million, or 8.9%, to $46.3 million from $42.5 million in the 2013 period, due to higher revenue. Gross profit margin for printers and other products decreased by 7.6 percentage points to 37.7% from 45.3% in the 2013 period primarily due to an unfavorable mix of lower margin products making up a higher portion of revenue coupled with manufacturing expansion and residual new product start-up costs and a write down on inventory of legacy products.

Print materials gross profit for the first six months of 2014 increased by $14.4 million, or 34.0%, to $56.8 million from $42.4 million in the 2013 period, and gross profit margin for print materials decreased by 0.7 percentage points to 72.4% from 73.1% in the 2013 period due to the mix of materials sold during the period.

Gross profit for services for the first six months of 2014 increased by $13.6 million, or 43.8%, to $44.7 million from $31.1 million in the  2013 period and gross profit margin for services increased by 1.8 percentage points to 45.6% from 43.8% in the 2013 period.  The increase in the gross profit margin was due to the addition of higher margin Medical Modeling services, higher software contribution and an  increase in Quickparts gross profit margin to 42.3% for the first six months of 2014 from 41.5% in the first six months of 2013.

Operating expenses

As shown in Table 9, total operating expenses increased by $52.3 million, or 63.9%, to $134.0 million in the first six months of 2014 from $81.7 million in the first six months of 2013. This increase was due to higher selling, general and administrative expenses and higher research and development expenses, both of which are discussed below.

Table 9

	Six Months Ended June 30,
	2014		2013
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue
Selling, general and administrative expenses	$99,042	33.1%	$65,643	29.5%
Research and development expenses	34,949	11.7	16,102	7.2
Total operating expenses	$133,991	44.8%	$81,745	36.7%

Selling, general and administrative expenses increased by $33.4 million to $99.0 million in the first six months of 2014 compared to $65.6 million in the first six months of 2013, and increased to 33.1% of revenue in 2014 compared to 29.5% for 2013. The increase was due primarily to a $16.1 million increase in compensation costs due to increased staffing, an $8.5 million increase in amortization, a $1.6 million increase in consulting fees, a $0.9 million increase in marketing expenses and a $0.7 million increase in occupancy costs.

Research and development expenses increased by $18.8 million, or 117.0%, to $34.9 million in the first six months of 2014 from $16.1 million in the first six months of 2013. This increase was primarily due to a $8.5 million increase in compensation expenses related to talent expansion, a $3.1 million increase in R&D materials related to new product development, a $0.9 million increase in consulting fees and a $0.8 million increase in depreciation expense.

Income from operations

Our income from operations of $13.9 million for the first six months of 2014 decreased from $34.3 million in the first six months of 2013. See Gross profit and gross profit margins and Operating expenses above.

The following table sets forth operating income by geographic area for the first six months of 2014 compared to 2013:

Table 10

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Income (loss) from operations
United States	$(9,066)	$22,912
Germany	648	343
Other Europe	4,525	2,001
Asia Pacific	18,522	9,793
Subtotal	14,629	35,049
Inter-segment elimination	(750)	(734)
Total	$13,879	$34,315

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

Interest and other expense, net

Interest and other expense, net was $2.5 million in the first six months of 2014 compared with $12.7 million in the 2013 period. The lower interest and other expense is primarily due to lower interest expense related to conversions of the senior convertible notes. Interest and other expense, net in the first six months of 2014 primarily reflected a foreign exchange loss of $1.3 million and interest expense of $0.8 million. The $12.7 million of interest and other expense, net in the first six months of 2013 primarily reflected the loss on conversion of convertible notes, which amounted to $9.3 million and the related interest, which amounted to $2.2 million, of which $0.8 million represents non-cash amortization, and also reflected a foreign exchange loss of $0.8 million.

Provision for income taxes

We recorded a $4.3 million provision for income taxes in the first six months of 2014 and a $6.4 million provision for income taxes in the first six months of 2013. Our 2014 provision for income taxes reflects income taxes in U.S. and non-U.S. jurisdictions. The 2013 provision for income taxes primarily reflects income taxes in U.S. and non-U.S. jurisdictions, reduced by the reversal of ASC-740 provisions in non-US jurisdictions.

Net income

Net income attributable to the Company for the first six months of 2014 decreased $8.2 million to $7.0 million compared to $15.2 million in the first six months of 2013.  The principal reasons for the decrease, which are discussed in more detail above, were:

• the $20.4 million decrease in operating income; partially offset by

• the $10.2 million decrease in interest and other expense and

• the $2.1 million decrease in our provision for income taxes.

For the six months ended June 30, 2014, average common shares for basic and diluted earnings per share were 105.0 million and  basic and diluted earnings per share were $0.07. For the six months ended June 30, 2013, average common shares for basic and diluted earnings per share were 94.0 million and basic and diluted earnings per share were $0.16.

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

•	Loss on convertible notes. We exclude the tax-effected loss on conversion of convertible notes from interest and other expenses, net.

•	Net loss on litigation and tax settlements. We exclude the tax-effected net gain or loss on acquisitions and litigation settlements from interest and other expense, net.

Reconciliation of GAAP Net Income to Non-GAAP Financial Measures

Table 11

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
GAAP net income attributable to 3D Systems Corporation	$2,125	$9,343	$7,002	$15,226
Cost of sales adjustments:
Amortization of intangibles	70	66	135	125
Operating expense adjustments:
Amortization of intangibles	8,141	5,018	17,269	8,771
Acquisition and severance expenses	2,405	2,504	3,395	4,702
Non-cash stock-based compensation expense	8,363	3,125	15,639	5,346
Interest and other expense adjustments:
Non-cash interest expense	98	285	194	753
Loss on convertible notes	—	3,538	—	9,253
Net loss on litigation and tax settlements	—	—	—	2,000
Tax effect	(4,579)	(4,928)	(11,952)	(8,375)
Non-GAAP net income	$16,623	$18,951	$31,682	$37,801

Non-GAAP basic and diluted earnings per share	$0.16	$0.20	$0.30	$0.40

Financial Condition and Liquidity

Table 12

(Dollars in thousands)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$570,262	$306,316
Working capital	$692,668	$416,399
Total stockholders’ equity attributable to 3D Systems Corporation	$1,284,767	$932,646

Our unrestricted cash and cash equivalents increased by $264.0 million to $570.3 million at June 30, 2014 from $306.3 million at December 31, 2013. We generated $19.3 million of cash from operating activities. Cash from operations consisted of $7.1 million of net income, including $30.4 million of non-cash charges and $18.2 million of cash used by net changes in operating accounts. We used $63.2 million of cash in investing activities, including $53.5 million to fund acquisitions and other investing activities.  Cash from financing activities provided $307.5 million of cash, including $299.7 million of net proceeds from our common stock offering completed in May 2014.  See Cash flow and Capitalized lease obligations below.

Cash and cash equivalents at June 30, 2014 includes $23.5 million of cash held overseas, compared to $19.9 million at December 31, 2013. Cash held overseas is used in our foreign operations for working capital purposes and is considered to be permanently invested; consequently, we have not provided for any taxes on repatriation.

Cash equivalents comprise funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending on credit quality.

Our net working capital increased by $276.3 million to $692.7 million at June 30, 2014 from $416.4 million at December 31, 2013, primarily due to the factors discussed below.

Accounts receivable, net, increased by $5.3 million to $137.4 million at June 30, 2014 from $132.1 million at December 31, 2013. Gross accounts receivable increased by $8.3 million from December 31, 2013. With a greater portion of our revenue mix shifting to resellers and retailers, as part of our planned business model, a larger proportion of our sales are transacted on standard credit terms. This shift in our business model was exacerbated by the combined effect of the timing and concentration of orders during the last month of the quarter as a result of increasing demand and meaningful contributions from new products, which have driven days sales outstanding to 83 days at June 30, 2014 from 79 days at December 31, 2013. Accounts receivable more than 90 days past due increased to 13.4% of gross receivables from 9.1% at December 31, 2013.

Inventories, net increased by $15.1 million to $90.2 million at June 30, 2014 from $75.1 million at December 31, 2013. This increase resulted primarily from  an $8.6 million increase in raw materials inventory and a  $7.4 million increase in finished goods inventory due to the timing of assembly production, sales and revenue recognition at quarter-end, which all also impacts our backlog, and a one-time write down of inventory of legacy products.  We maintained $7.1 million of inventory reserves at June 30, 2014 and $4.3 million of such reserves at December 31, 2013.

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

Accounts payable increased by $13.7 million to $65.4 million at June 30, 2014 from $51.7 million at December 31, 2013. The increase is primarily related to the normal timing of our scheduled expense payments.

Prepaid expenses and other current assets increased by $6.9 million to $14.1 million at June 30, 2014 from $7.2 million at December 31, 2013.  This increase is primarily due to prepaid materials and insurance.

The changes in the first six months of 2014 that make up the other components of working capital not discussed above arose in the ordinary course of business.

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

Cash flow

The table below summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first six months of 2014 and 2013.

Table 13

	Six Months Ended June 30,
	2014	2013
(Dollars in thousands)
Cash provided by operating activities	$19,330	$3,395
Cash used in investing activities	(63,173)	(90,881)
Cash provided by financing activities	307,466	281,642
Effect of exchange rate changes on cash	323	(760)
Net increase in cash and cash equivalents	$263,946	$193,396

Cash flow from operating activities

For the six months ended June 30, 2014, our operating activities provided $19.3 million of net cash. This source of cash consisted primarily of net income plus the effects of non-cash items and changes in working capital, which are described above. Our cash from operations fluctuates from quarter to quarter due to the timing of transactions and receipts and payments of cash.

For the six months ended June 30,  2013, our operating activities provided $3.4 million of net cash. This source of cash consisted primarily of net income plus the effects of non-cash items and changes in working capital.

Cash flow from investing activities

Net cash used in investing activities for the first six months of 2014 decreased to $63.2 million from $90.9 million for the first six months of 2013. This decrease was primarily due to $53.5 million of cash paid for acquisitions in the first six months of 2014 compared to $86.2 million paid for acquisitions in the 2013 period. Cash flow used in investing activities also includes minority investments of less than 20% made through 3D Ventures in promising enterprises that we believe will benefit from or be powered by our technologies and other investments or joint ventures. During the first six months of 2014, we invested $0.3 million in these enterprises and ventures.

Cash flow from financing activities

Net cash provided by financing activities increased to $307.5 million for the six months ended June 30, 2014 compared to $281.6 million in the 2013 period. Cash from financing activities for the first six months of 2014 primarily included $299.7 million net proceeds from a common stock offering and $6.4 million of tax benefits from share-based payment arrangements. Cash from financing activities for  the six months ended June 30,  2013 included $272.1 million net proceeds from a common stock offering, $9.4 million of tax benefits from share-based payment arrangements, $0.4 million of stock-based compensation proceeds, partially offset by $0.2 million of cash paid in lieu of fractional shares and $0.1 million of capital lease payments.

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

Conditions for conversion have been satisfied and the Notes are convertible. During the second quarter and six months ended June 30, 2014, Note holders did not convert any Notes, therefore, no loss on conversion was recognized in the first six months of 2014. During the second quarter and six months ended June 30, 2013, Note holders converted $20.8 million and $63.4 million aggregate principal amount of Notes, respectively, which converted into 1.5 million shares and 4.4 million shares of common stock, respectively. During the second quarter and six months ended June 30, 2013, the Company recognized a loss on the conversion of these notes of $3.5 million and $9.3 million, respectively.

As of June 30, 2014, the aggregate amount of Notes outstanding was $12.5 million.

The Notes contain a number of covenants covering, among other things, payment of Notes, reporting, maintenance of existence and payment of taxes. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the Notes. We were in compliance with all covenants as of June 30, 2014. See Note 8 to the unaudited condensed consolidated financial statements.

Capitalized lease obligations

Our capitalized lease obligations, which primarily relate to a lease agreement that we entered into during 2006 with respect to our Rock Hill facility, which covers the facility itself,  decreased to $7.4 million at June 30, 2014 from $7.5 million at December 31, 2013 primarily due to scheduled payments of principal on capital lease installments. Our outstanding capitalized lease obligations carrying values at June 30, 2014 and December 31, 2013 were as follows:

Table 14

(Dollars in thousands)	June 30, 2014	December 31, 2013
Capitalized lease obligations:
Current portion of capitalized lease obligations	$194	$187
Capitalized lease obligations, long-term portion	7,181	7,277
Total capitalized lease obligations	$7,375	$7,464

Other contractual arrangements

Certain of our recent acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts at June 30, 2014 and December 31, 2013 was $10.1 million and $5.6 million, respectively.

As of June 30, 2014, we have supply commitments related to printer assemblies that total $65.6 million compared to $41.1 million at December 31, 2013.

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

There were no foreign exchange contracts at June 30, 2014 or December 31, 2013.  See Note 7 of the unaudited condensed consolidated financial statements.

Changes in the fair value of derivatives are recorded in interest and other expense, net, in our unaudited condensed consolidated statements of operations and comprehensive income. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our unaudited condensed consolidated balance sheets.

The total impact of foreign currency related items on our unaudited condensed consolidated statements of operations and comprehensive income was a $1.3 million loss for the six months ended June 30, 2014 and a  $0.8 million loss for the six months ended June 30,  2013 and a $1.7 million increase in other comprehensive income for the six months ended June 30, 2014 compared to a $5.7 million decrease in other comprehensive income for the first six months of 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks at December 31, 2013, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2013. During the first six months of 2014, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2013.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

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

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 31, 2014.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 31, 2014.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 31, 2014.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 31, 2014.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: July 31, 2014