Form 10-Q
period 2014-09-30
3D SYSTEMS CORP
filed 2014-11-10
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10‑Q

_______________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of Common Stock, par value $0.001, outstanding as of November 5, 2014:  111,217,093

3D SYSTEMS CORPORATION

Quarterly Report on Form 10-Q for the

Quarter Ended September 30, 2014

PART I. — FINANCIAL INFORMATION

Item 1.  Financial Statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except par value)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$377,335	$306,316
Accounts receivable, net of allowance for doubtful accounts of $12,824 (2014) and $8,133 (2013)	155,543	132,121
Inventories, net	104,888	75,148
Prepaid expenses and other current assets	14,398	7,203
Current deferred income tax asset	14,814	6,067
Total current assets	666,978	526,855
Property and equipment, net	78,734	45,208
Intangible assets, net	228,339	141,709
Goodwill	515,014	370,066
Long term deferred income tax asset	1,174	548
Other assets, net	13,002	13,470
Total assets	$1,503,241	$1,097,856
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capitalized lease obligations	$777	$187
Accounts payable	57,130	51,729
Accrued and other liabilities	36,162	28,430
Customer deposits	6,953	5,466
Deferred revenue	28,732	24,644
Total current liabilities	129,754	110,456
Long term portion of capitalized lease obligations	9,117	7,277
Convertible senior notes, net	—	11,416
Long term deferred income tax liability	36,081	19,714
Other liabilities	24,861	15,201
Total liabilities	199,813	164,064
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 111,924 (2014) and 103,818 (2013)	112	104
Additional paid-in capital	1,235,315	866,552
Treasury stock, at cost: 691 shares (2014) and 600 shares (2013)	(358)	(286)
Accumulated earnings	70,573	60,487
Accumulated other comprehensive income (loss)	(3,267)	5,789
Total 3D Systems Corporation stockholders' equity	1,302,375	932,646
Noncontrolling interest	1,053	1,146
Total stockholders’ equity	1,303,428	933,792
Total liabilities and stockholders’ equity	$1,503,241	$1,097,856

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Revenue:
Products	$111,926	$93,020	$313,104	$244,937
Services	55,018	42,697	153,110	113,646
Total revenue	166,944	135,717	466,214	358,583
Cost of sales:
Products	57,627	41,609	155,675	108,569
Services	29,519	22,671	82,871	62,517
Total cost of sales	87,146	64,280	238,546	171,086
Gross profit	79,798	71,437	227,668	187,497
Operating expenses:
Selling, general and administrative	53,656	32,054	152,698	97,697
Research and development	17,934	10,813	52,883	26,915
Total operating expenses	71,590	42,867	205,581	124,612
Income from operations	8,208	28,570	22,087	62,885
Interest and other expense, net	3,955	2,651	6,479	15,380
Income before income taxes	4,253	25,919	15,608	47,505
Provision for income taxes	1,113	8,279	5,366	14,639
Net income	3,140	17,640	10,242	32,866
Net (income) loss attributable to noncontrolling interest	(56)	17	(156)	17
Net income attributable to 3D Systems Corporation	$3,084	$17,657	$10,086	$32,883

Other comprehensive income (loss):
Pension adjustments, net of taxes	$91	$6	$136	$22
Foreign currency translation gain (loss) attributable to 3D Systems Corporation	(10,824)	5,821	(9,192)	100
Total other comprehensive income (loss)	(10,733)	5,827	(9,056)	122
Comprehensive income (loss)	(7,649)	23,484	1,030	33,005
Foreign currency translation loss attributable to noncontrolling interest	73	—	71	—
Comprehensive income (loss) attributable to 3D Systems Corporation	$(7,576)	$23,484	$1,101	$33,005

Net income per share available to 3D Systems Corporation common stockholders — basic and diluted	$0.03	$0.17	$0.09	$0.34

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$10,242	$32,866
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit of deferred income taxes	(19,113)	(4,274)
Depreciation and amortization	39,563	22,086
Non-cash interest on convertible notes	224	880
Provision for bad debts	4,394	3,254
Stock-based compensation	23,738	8,464
Loss on the disposition of property and equipment	176	133
Deferred interest income	—	(1,018)
Loss on conversion of convertible debt	1,806	11,275
Changes in operating accounts:
Accounts receivable	(40,347)	(25,962)
Inventories	(38,036)	(21,752)
Prepaid expenses and other current assets	(6,725)	(4,695)
Accounts payable	11,925	6,439
Accrued and other liabilities	8,254	(75)
Customer deposits	1,848	1,256
Deferred revenue	5,813	4,282
Other operating assets and liabilities	24,136	(4,637)
Net cash provided by operating activities	27,898	28,522
Cash flows from investing activities:
Purchases of property and equipment	(16,783)	(5,728)
Additions to license and patent costs	(547)	(1,502)
Proceeds from disposition of property and equipment	—	1,882
Cash paid for acquisitions, net of cash assumed	(244,290)	(113,069)
Other investing activities	(300)	(4,101)
Net cash used in investing activities	(261,920)	(122,518)
Cash flows from financing activities:
Tax benefits from share-based payment arrangements	6,870	15,913
Proceeds from issuance of common stock	299,729	272,116
Proceeds from exercise of stock options and restricted stock, net	1,603	545
Cash disbursed in lieu of fractional shares related to stock split	—	(177)
Repayment of capital lease obligations	(317)	(3,680)
Net cash provided by financing activities	307,885	284,717
Effect of exchange rate changes on cash	(2,844)	(1,224)
Net increase in cash and cash equivalents	71,019	189,497
Cash and cash equivalents at the beginning of the period	306,316	155,859
Cash and cash equivalents at the end of the period	$377,335	$345,356

Interest payments	$1,345	$1,110
Income tax payments	12,654	3,165
Transfer of equipment from inventory to property and equipment, net (a)	9,530	3,167
Transfer of equipment to inventory from property and equipment, net (b)	4,875	677
Stock issued for acquisitions of businesses	24,625	7,250
Notes redeemed for shares of common stock	12,540	78,420

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training or demonstration or for placement into Quickparts’ locations.
(b)	In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock			Treasury Stock
(In thousands, except par value)	Shares	Par Value $0.001	Additional Paid In Capital	Shares	Amount	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)		Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2013	103,818	$104	$866,552	600	$(286)	$60,487	$5,789		$932,646	$1,146	$933,792
Tax benefits from share-based payment arrangements	—	—	6,870	—	—	—	—		6,870	—	6,870
Issuance (repurchase) of restricted stock, net	843	1	1,674	91	(72)	—	—		1,603	—	1,603
Issuance of stock for 5.5% convertible notes, tax effected	877	1	12,133	—	—	—	—		12,134	—	12,134
Issuance of stock for acquisitions	436	—	24,625	—	—	—	—		24,625	—	24,625
Issuance of stock for equity raise	5,950	6	299,723	—	—	—	—		299,729	—	299,729
Stock-based compensation expense	—	—	23,738	—	—	—	—		23,738	—	23,738
Net income	—	—	—	—	—	10,086	—		10,086	156	10,242
Noncontrolling interest for business combinations	—	—	—	—	—	—	—		—	(178)	(178)
Pension adjustment	—	—	—	—	—	—	136		136	—	136
Foreign currency translation adjustment	—	—	—	—	—	—	(9,192)		(9,192)	(71)	(9,263)
Balance at September 30, 2014	111,924	$112	$1,235,315	691	$(358)	$70,573	$(3,267)	(a)	$1,302,375	$1,053	$1,303,428

(a)

Accumulated other comprehensive loss of $3,267 consists of foreign currency translation loss of $2,500, a $173 gain on the liquidation of a non-US entity and a cumulative unrealized pension loss of $940.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.

Certain prior period amounts presented in the condensed consolidated financial statements and accompanying footnotes have been reclassified to conform to current year presentation.

All amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation (“ASU 2014-12”). ASU 2014-12 is intended to resolve diverse accounting treatment for share based awards in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and may be applied prospectively or retrospectively.  The Company does not expect adoption of this standard will have a significant impact on the Company’s consolidated financial statements.

In August  2014, the FASB  issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”). ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and if those conditions exist, the required disclosures.  The standard is effective for  annual periods ending  after December 15, 2016, and interim periods therein.  The Company does not expect adoption of this standard will have a significant impact on the Company’s consolidated financial statements.

No other accounting pronouncements, issued or effective during the third quarter of 2014, have had or are expected to have a significant impact on the Company’s consolidated financial statements.

(2) Acquisitions

The Company completed five acquisitions in the third quarter of 2014, which are discussed below.

On August 6, 2014, the Company acquired certain assets of Bordner and Associates, Inc. d/b/a Laser Reproductions (“Laser Reproductions”).  Laser Reproductions, based in Ohio, is a provider of advanced manufacturing, tooling and rapid prototyping solutions. The fair value of the consideration paid for this acquisition, net of cash acquired, was $17,450, of which $13,075 was paid in cash and $4,375 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The operations of Laser Reproductions have been integrated into the Company’s service revenues. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes third quarter 2014 acquisitions. Factors considered in determination of goodwill include synergies, vertical integration and strategic fit for the Company.

On August 13, 2014, the Company acquired certain assets of sister companies American Precision Machining, L.L.C. (“APM”) and American Precision Prototyping, LLC (“APP”), based in Oklahoma. APM and APP are providers of precision machining and manufacturing services and 3D printing services. The fair value of the consideration paid for these acquisitions, net of cash acquired, was $14,089, all of which was paid in cash. The operations of APM and APP have been integrated into the Company’s service revenues. The fair value of the consideration paid for these acquisitions was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes third quarter 2014 acquisitions. Factors considered in determination of goodwill include synergies, vertical integration and strategic fit for the Company.

On August 28, 2014, the Company acquired 100% of the outstanding shares and voting rights of Simbionix USA Corporation (“Simbionix”). Headquartered in Cleveland, Ohio, with a research and development center in Israel, Simbionix is a provider of patient-specific surgical simulation solutions. The fair value of the consideration paid for this acquisition, net of cash acquired, was $121,562, all of which was paid in cash. The operations of Simbionix have been integrated into the Company’s products and service revenues. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes third quarter 2014 acquisitions. Factors considered in determination of goodwill include synergies, vertical integration and strategic fit for the Company.

On September 3, 2014, the Company acquired 100% of the outstanding shares and voting rights of LayerWise NV (“LayerWise”), based in Belgium.  LayerWise is a provider of advanced direct metal 3D printing and manufacturing services and delivers quick-turn, 3D-printed metal parts, manufactured on its own proprietary line of direct metal 3D printers, for aerospace, high-precision equipment, and medical and dental customers. The fair value of the consideration paid for this acquisition, net of cash acquired, was $41,933, all of which was paid in cash. The operations of LayerWise have been integrated into the Company’s service revenues. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes third quarter 2014 acquisitions. Factors considered in determination of goodwill include synergies, vertical integration and strategic fit for the Company.

The acquisitions completed in the third quarter are not material relative to the Company’s assets or operating results; therefore, no proforma financial information is provided.

The Company’s purchase price allocation for the acquired companies is preliminary and subject to revision as more detailed analyses are completed and additional information about the fair value of assets and liabilities becomes available. The amounts related to the acquisitions are allocated to the assets acquired and the liabilities assumed and are included in the Company’s unaudited condensed consolidated balance sheet at September 30, 2014 as follows:

(in thousands)	2014
Fixed assets	$16,486
Other intangible assets, net	47,878
Goodwill	132,986
Other assets, net of cash acquired	28,156
Liabilities	(30,472)
Net assets acquired	$195,034

Pending Acquisition

On April 16, 2014, the Company entered into a definitive agreement to acquire Robtec, an additive manufacturing service bureau and  distributor of 3D printing and scanning products located in Sao Paulo, Brazil. Under the terms of the agreement, the Company will acquire 70% of the shares of Robtec at closing and the remainder of the shares on the fifth anniversary of the closing. The Company expects to close the acquisition before the end of 2014.

(3)  Inventories

Components of inventories, net at September 30, 2014 and December 31, 2013 were as follows:

(in thousands)	2014	2013
Raw materials	$54,853	$34,144
Work in process	2,825	3,050
Finished goods and parts	47,210	37,954
Inventories, net	$104,888	$75,148

(4)  Property and Equipment

Property and equipment at September 30, 2014 and December 31, 2013 were as follows:

(in thousands)	2014	2013	Useful Life (in years)
Land	$541	$541	N/A
Building	9,315	9,315	25
Machinery and equipment	84,083	56,962	3-7
Capitalized software	4,026	3,872	5
Office furniture and equipment	4,081	3,586	5
Leasehold improvements	12,191	9,395	Life of lease (a)
Rental equipment	582	—	5
Construction in progress	15,136	4,014	N/A
Total property and equipment	129,955	87,685
Less: Accumulated depreciation and amortization	(51,221)	(42,477)
Total property and equipment, net	$78,734	$45,208

(a)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Depreciation and amortization expense on property and equipment for the quarter and nine months ended September 30, 2014 was $3,828 and $10,320, respectively, compared to $2,552 and $6,984, respectively, for the quarter and nine months ended September 30, 2013.

(5)  Intangible Assets

Intangible assets other than goodwill at September 30, 2014 and December 31, 2013 were as follows:

	2014			2013
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Licenses	$5,875	$(5,875)	$—	$5,875	$(5,875)	$—
Patent costs	22,009	(7,519)	14,490	21,545	(5,960)	15,585	6 - 7	3
Acquired technology	60,596	(16,417)	44,179	30,095	(13,615)	16,480	5 - 10	5
Internally developed software	17,851	(13,934)	3,917	18,097	(12,863)	5,234	5	<1
Customer relationships	133,077	(33,708)	99,369	95,793	(18,283)	77,510	5 - 13	5
Non-compete agreements	35,087	(10,457)	24,630	16,848	(6,666)	10,182	3 - 11	3
Trade names	21,193	(4,174)	17,019	9,302	(2,211)	7,091	2 - 10	3
Other	28,149	(5,524)	22,625	11,598	(4,081)	7,517	<1 - 7	2
Intangibles with indefinite lives:
Trademarks	2,110	—	2,110	2,110	—	2,110	N/A	N/A
Total intangible assets	$325,947	$(97,608)	$228,339	$211,263	$(69,554)	$141,709	<1 - 13	4

For the nine months ended September 30, 2014 and 2013, the Company capitalized $547 and $1,502, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.

Amortization expense for intangible assets for the quarter and nine months ended September 30, 2014 was $11,096 and $28,510, respectively, compared to $6,206 and $15,102, respectively, for the quarter and nine months ended September 30, 2013.

Annual amortization expense for intangible assets for 2014, 2015, 2016, 2017 and 2018 is expected to be $41,878,  $29,631,  $26,573,  $23,617 and $18,567, respectively.

(6)  Accrued and Other Liabilities

Accrued liabilities at September 30, 2014 and December 31, 2013 were as follows:

(in thousands)	2014	2013
Compensation and benefits	$19,610	$13,197
Vendor accruals	5,236	5,449
Accrued professional fees	598	493
Accrued taxes	6,956	1,834
Royalties payable	1,528	750
Accrued interest	43	73
Accrued earnouts related to acquisitions	194	5,872
Accrued other	1,997	762
Total	$36,162	$28,430

Other liabilities at September 30, 2014 and December 31, 2013 were as follows:

(in thousands)	2014	2013
Defined benefit pension obligation	$5,426	$5,861
Long term tax liability	90	90
Long term earnouts related to acquisitions	8,744	4,206
Long term deferred revenue	6,162	4,218
Other long term liabilities	4,439	826
Total	$24,861	$15,201

(7)  Hedging Activities and Financial Instruments

The Company conducts business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, the Company is subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. When appropriate, the Company enters into foreign currency contracts to hedge exposures arising from those transactions. The Company has elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, all gains and losses (realized or unrealized) are recognized in "Interest and other expense, net”  in the condensed consolidated statements of operations and comprehensive income (loss). Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the condensed consolidated balance sheet.

There were no foreign currency contracts outstanding at September 30, 2014  or at December 31, 2013.

The total impact of foreign currency transactions on the condensed consolidated statements of operations and comprehensive income (loss) for the quarter and nine months ended September 30, 2014 reflected a loss of $1,740 and a loss of $3,085, respectively, compared to a gain of $505 and a loss of $258, respectively, for the quarter and nine months ended September 30, 2013.

(8) Borrowings

5.5% senior convertible notes

In November 2011, the Company issued $152,000 of 5.50% senior convertible notes due December 2016. The notes were issued with an effective yield of 5.96% based upon an original issue discount at 98.0%. The net proceeds from the issuance of these notes, after deducting original issue discount and capitalized issuance costs of $6,634, amounted to $145,366.

During the third quarter of 2014, the remaining $12,540 of outstanding notes were converted, reflecting a loss of $1,806 for the quarter and nine months ended September 30, 2014, compared to losses of $2,022 and $11,275, respectively, for the quarter and nine months ended September 30, 2013.  As of September 30, 2014, there is no outstanding balance for the notes.

Other debt

In connection with its acquisition of LayerWise, the Company assumed a portion of LayerWise’s outstanding bank debt, consisting of $1,427 of revolving credit facilities and $240 in term loans. The term loans bear interest at rates ranging from 1.34% to 5.40% as of September 30, 2014. The outstanding balance on the term loans was $223, as of September 30, 2014, all of which was current. There were no borrowings outstanding under the revolving credit facilities as of September 30, 2014. There is a 0.125% commitment fee on the unused portion of the facilities.

(9)  Stock-based Compensation Plans

The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). Stock-based compensation expense for the quarter and nine months ended September 30, 2014 and 2013 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Restricted stock awards	$8,100	$3,118	$23,738	$8,464

The number of shares of restricted common stock awarded and the weighted average fair value per share during the quarter and nine months ended September 30, 2014 and 2013 were as follows:

	Quarter Ended September 30,
	2014		2013
(in thousands, except per share amounts)	Shares Awarded	Weighted Average Fair Value	Shares Awarded	Weighted Average Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	88	$52.73	96	$49.35
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	—	—	3	47.12
Total restricted stock awards	88	$52.73	99	$49.29

	Nine Months Ended September 30,
	2014		2013
(in thousands, except per share amounts)	Shares Awarded	Weighted Average Fair Value	Shares Awarded	Weighted Average Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	464	$65.35	385	$41.66
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	17	49.26	15	48.20
Total restricted stock awards	481	$64.78	400	$41.91

During the nine months ended September 30, 2014, the Company granted restricted stock awards covering 464 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan. Of the 464 shares granted in the first nine months of 2014, 30 shares were awarded to executive officers of the Company and 35 shares remained subject to acceptance at September 30, 2014. In the first nine months of 2013, the Company granted restricted stock awards covering 385 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan, of which 27 shares were awarded to executive officers of the Company.

In the first nine months of 2014 and 2013, respectively, the Company granted 17 and 15 shares, respectively, of common stock pursuant to the Company’s 2004 Restricted Stock Plan for Non-Employee Directors. Stock compensation expense for Non-Employee Directors for the first nine months of 2014 and 2013 was $849 and $727, respectively.

(10)  International Retirement Plan

The following table shows the components of net periodic benefit costs and other amounts recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the quarter and nine months ended September 30, 2014 and 2013:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Service cost	$38	$37	$126	$84
Interest cost	52	78	174	175
Total	$90	$115	$300	$259

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

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares at September 30, 2014 and 2013:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Net income attributable to 3D Systems Corporation – numerator for basic net earnings per share	$3,084	$17,657	$10,086	$32,883
Add: Effect of dilutive securities
Interest expense on 5.50% convertible notes (after-tax)	—	—	—	—
Numerator for diluted earnings per share	$3,084	$17,657	$10,086	$32,883

Denominator:
Weighted average shares – denominator for basic net earnings per share	110,737	102,437	106,923	96,874
Add: Effect of dilutive securities
5.50% convertible notes (after-tax)	—	—	—	—
Denominator for diluted earnings per share	110,737	102,437	106,923	96,874

Earnings per share
Basic and diluted	$0.03	$0.17	$0.09	$0.34

Interest expense excluded from diluted earnings per share calculation (a)	$—	$243	$362	$1,751
5.50% Convertible notes shares excluded from diluted earnings per share calculation (a)	—	876	584	2,060

(a)

Average outstanding diluted earnings per share calculation excludes shares that may be issued upon conversion of the outstanding senior convertible notes since the effect of their inclusion would have been anti-dilutive.

For the quarter ended September 30, 2014, average common shares for basic and diluted earnings per share were 110,737 and basic and diluted earnings per share were $0.03. For the quarter ended September 30, 2013, average common shares for basic and diluted earnings per share were 102,437 and basic and diluted earnings per share were $0.17.

For the nine months ended September 30, 2014, average common shares for basic and diluted earnings per share were 106,923, and basic and diluted earnings per share were $0.09. For the nine months ended September 30, 2013, average common shares for basic and diluted earnings per share were 96,874 and basic and diluted earnings per share were $0.34.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$278,800	$—	$—	$278,800

(a)

Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the quarter and nine months ended September 30, 2014.

In addition to the financial assets included in the above table, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of September 30, 2014 or December 31, 2013.

(13)  Income Taxes

The Company’s effective tax rates were 26.2% and 34.4% for the quarter and nine months ended September 30, 2014, respectively, compared to 31.9% and 30.8% for the quarter and nine months ended September 30, 2013.

The Company has not provided for any taxes on the unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings outside of the U.S. We believe a calculation of the deferred tax liability associated with these undistributed earnings is impracticable.

Tax years 2010 to 2013 are subject to examination by the U.S. Internal Revenue Service. The Company has utilized U.S. loss carryforwards causing the years 1997 to 2007 to be subject to examination. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in Australia (2009), Belgium (2010), China (2010), France (2011), Germany (2011), India (2012), Israel (2010), Italy (2009), Japan (2007), Korea (2008), Netherlands (2007), Switzerland (2008), and the United Kingdom (2009).

(14)  Segment Information

The Company operates in one reportable business segment. The Company conducts its business through subsidiaries in the United States, a subsidiary in Israel that operates a research and production facility and sales and service offices, a subsidiary in Switzerland that operates a research and production facility, subsidiaries in France that operate production facilities and sales and service offices, and sales and service offices operated by other subsidiaries in Europe (Belgium, Germany, the United Kingdom, Italy and the Netherlands) and in Asia-Pacific (Australia, China, India, Japan and Korea). The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.” Financial information concerning the Company’s geographical locations is based on the location of the selling entity.

Summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Revenue from unaffiliated customers:
Americas	$90,992	$74,427	$237,919	$199,450
Germany	19,843	11,039	63,230	36,236
Other EMEA	27,364	21,728	73,556	56,966
Asia Pacific	28,745	28,523	91,509	65,931
Total	$166,944	$135,717	$466,214	$358,583

The Company’s revenue from unaffiliated customers by type was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Products	$72,917	$59,841	$195,618	$153,754
Materials	39,009	33,179	117,486	91,183
Services	55,018	42,697	153,110	113,646
Total	$166,944	$135,717	$466,214	$358,583

Intercompany sales were as follows:

	Quarter Ended September 30, 2014
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$—	$10,137	$4,512	$4,634	$19,283
Germany	2,063	—	2,002	8	4,073
Other EMEA	8,713	575	546	156	9,990
Asia Pacific	705	—	—	727	1,432
Total	$11,481	$10,712	$7,060	$5,525	$34,778

	Quarter Ended September 30, 2013
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$—	$5,617	$3,186	$1,286	$10,089
Germany	355	—	794	—	1,149
Other EMEA	7,398	420	347	442	8,607
Asia Pacific	1,732	—	—	492	2,224
Total	$9,485	$6,037	$4,327	$2,220	$22,069

	Nine Months Ended September 30, 2014
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$—	$30,999	$14,169	$10,430	$55,598
Germany	2,918	—	4,830	8	7,756
Other EMEA	29,688	2,453	1,554	1,602	35,297
Asia Pacific	1,518	(15)	—	1,930	3,433
Total	$34,124	$33,437	$20,553	$13,970	$102,084

	Nine Months Ended September 30, 2013
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$—	$16,058	$11,024	$3,485	$30,567
Germany	1,059	—	2,600	—	3,659
Other EMEA	16,621	1,377	1,522	566	20,086
Asia Pacific	2,604	641	67	915	4,227
Total	$20,284	$18,076	$15,213	$4,966	$58,539

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Income (loss) from operations,  assets, and cash for each geographic area was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Income (loss) from operations:
Americas	$(767)	$17,833	$(9,833)	$40,745
Germany	1,299	(56)	1,947	287
Other EMEA	643	1,601	5,168	3,602
Asia Pacific	7,136	9,309	25,658	19,102
Subtotal	8,311	28,687	22,940	63,736
Inter-segment elimination	(103)	(117)	(853)	(851)
Total	$8,208	$28,570	$22,087	$62,885

	September 30,	December 31,
(in thousands)	2014	2013
Assets:
Americas	$1,063,539	$870,208
Germany	46,739	38,685
Other EMEA	318,073	120,562
Asia Pacific	74,890	68,401
Total	$1,503,241	$1,097,856

	September 30,	December 31,
(in thousands)	2014	2013
Cash and cash equivalents:
Americas	$331,432	$286,377
Germany	8,350	3,441
Other EMEA	25,256	8,915
Asia Pacific	12,297	7,583
Total	$377,335	$306,316

(15)  Commitments and Contingencies

The Company leases office space under various non-cancelable operating leases. Rent expense under operating leases was $2,763 and $7,673 for the quarter and nine months ended September 30, 2014 compared to $2,122 and $4,940 for the quarter and nine months ended September 30, 2013.

The Company has supply commitments for printer assemblies that total $55,494 at September 30, 2014, compared to $41,091 at December 31, 2013.

Certain of the Company’s acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liabilities recorded for these earnouts as of September 30, 2014 and December 31, 2013 was $8,938 and $5,578, respectively.

Litigation

On November 20, 2012, the Company filed a complaint in an action titled 3D Systems, Inc. v. Formlabs, Inc. and Kickstarter, Inc. in the United States District Court for the District of South Carolina (Rock Hill Division) asserting that Formlabs’ and Kickstarter’s sales of the Form 1 3D printer infringed on one of the Company’s patents relating to stereolithography machines. Formlabs and Kickstarter filed a motion to dismiss or transfer venue on February 25, 2013, and the Company filed a first amended complaint on March 8, 2013. On May 8, 2013, the Court granted the parties’ joint motion to stay the case until September 3, 2013 to enable the parties to continue settlement discussions. On November 8, 2013, the Company voluntarily dismissed the South Carolina complaint and filed a new complaint in the United States District Court for the Southern District of New York asserting that Formlabs’ sales of the Form 1 3D printer infringed on eight of the Company’s patents relating to stereolithography machines.  On December 20, 2013, Formlabs filed a motion to dismiss the Company’s claims of indirect and willful infringement, and the Company filed a memorandum in opposition on January 6, 2014.  Formlabs filed a reply on January 16, 2014. The Court ruled on the motion to dismiss on May 12, 2014, granting in part and dismissing in part Formlabs’ motion. The Company filed a first amended complaint on May 16, 2014, and Formlabs filed its answer on September 2, 2014. The Company intends to pursue claims for damages against Formlabs.

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

(16)  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income (loss) by component are as follows:

(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Liquidation of Non-US Entity	Total
Balance at December 31, 2013	$6,692	$(1,076)	$173	$5,789
Other comprehensive income (loss)	(9,192)	136	—	(9,056)
Balance at September 30, 2014	$(2,500)	$(940)	$173	$(3,267)

The amounts presented above are included in other comprehensive income (loss) and are net of taxes. For additional information about foreign currency translation, see Note 7. For additional information about the pension plan, see Note 10.

(17)  Noncontrolling Interest

As of September 30, 2014, the Company owned approximately 95% of the capital and voting rights of Phenix Systems, a global provider of direct metal selective laser sintering 3D printers based in Riom, France. Phenix’s operating results are included in these condensed consolidated financial statements. In accordance with ASC 810, “Consolidation,” the carrying value of the noncontrolling interest is reported in the condensed consolidated balance sheets as a separate component of equity and condensed consolidated net income has been adjusted to report the net income attributable to the noncontrolling interest.

(18)  Subsequent Event

On October 10, 2014, the Company and certain of its subsidiaries entered into a $150,000 five-year revolving, unsecured credit facility (the “Credit Agreement”) with PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner, HSBC Bank USA, N.A., as Syndication Agent, and the other lenders party thereto (collectively, the “Lenders”). The Credit Agreement comprises a revolving loan facility that provides for advances in the initial aggregate principal amount of up to $150,000 (the “Credit Facility”).  Subject to certain terms and conditions contained in the Credit Agreement, the Company may, at its option and subject to customary conditions, request an increase in the aggregate principal amount available under the Credit Facility by an additional $75,000.  The Credit Agreement includes provisions for the issuance of letters of credit and swingline loans.

The Credit Agreement is guaranteed by certain of the Company’s material domestic subsidiaries (the “Guarantors”).  Pursuant to the Credit Agreement, the Guarantors guarantee to the Lenders, among other things, all of the obligations of the Company and each other Guarantor under the Credit Agreement.  From time to time, the Company may be required to cause additional material domestic subsidiaries to become Guarantors under the Credit Agreement.

Generally, amounts outstanding under the Credit Facility bear interest, at the Company’s option, at either the Base Rate or the LIBOR Rate, in each case, plus an applicable margin.  Base Rate advances bear interest at a rate per annum equal to the sum of (i) the highest of (A) the Administrative Agent’s prime rate, (B) the Federal Funds Open Rate plus 0.5% or (C) the Daily LIBOR Rate for a one month interest period plus 1%, and (ii) an applicable margin that ranges from 0.25% to 0.50% based upon the Company’s consolidated total leverage ratio. LIBOR Rate advances bear interest at a rate based upon the London interbank offered rate for the applicable interest period, plus an applicable margin that ranges from 1.25% to 1.50% based upon the Company’s consolidated total leverage ratio. Under the terms of the Credit Agreement, (i) accrued interest on each loan bearing interest at the Base Rate is payable quarterly in arrears and (ii) accrued interest on each loan bearing interest at the LIBOR Rate is payable in arrears on the earlier of (A) quarterly and (B) the last day of each applicable interest payment date for each loan. The Credit Facility is scheduled to mature on October 10, 2019, at which time all amounts outstanding thereunder will be due and payable.

The Company is required to pay certain fees in connection with the Credit Facility, including a quarterly commitment fee equal to the product of the amount of the average daily available revolving commitments under the Credit Agreement multiplied by a percentage that ranges from 0.20% to 0.25% depending upon the Company’s leverage ratio, as well as customary administrative fees.

The Credit Agreement contains customary representations, warranties, covenants and default provisions for a Credit Facility of this type, including, but not limited to, financial covenants, limitations on liens and the incurrence of debt, covenants to preserve corporate existence and comply with laws and covenants regarding the use of proceeds of the Credit Facility. The financial covenants include a maximum consolidated total leverage ratio, which is the ratio of consolidated total funded indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization expense), as defined in the Credit Agreement, of 3.00 to 1.00, and a minimum interest coverage ratio, which is the ratio of Consolidated EBITDA to cash interest expense, of 3.50 to 1.0.  The Company is only required to be in compliance with the financial covenants as of the end of any fiscal quarter in which there are any loans outstanding at any time during such fiscal quarter.

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

We derive our consolidated revenue primarily from the sales of our printers, the sales of the related print materials and services, the sales of our Quickparts brand on-demand parts services, 3D-related healthcare products and services, and the sales of software products, perceptual and haptic devices, and Simbionix simulators.

Recent Developments

In August, we continued to expand our 3D healthcare and personalized medical solutions with the acquisition of Simbionix USA Corporation (“Simbionix”). Simbionix specializes in FDA-cleared, 3D virtual reality surgical simulation and training solutions, with over sixty interventional procedures across eight specialties through sixteen simulation platforms. With a strong sales channel, Simbionix extends our 3D medical digital thread, from training room to operating room.

In August, we enhanced our Quickparts services with the acquisitions of Bordner and Associates, Inc. d/b/a Laser Reproductions (“Laser Reproductions”), American Precision Machining, L.L.C. (“APM”) and its sister company American Precision Prototyping, LLC (“APP”). These acquisitions bring expertise in SLA, precision machining, rapid prototyping and advanced manufacturing solutions, including aerospace expertise and relationships.

In August, we signed a lease on a new 0.2 million square foot facility in Rock Hill, South Carolina, increasing our manufacturing and distribution capacity to meet growing demand for our printers and materials.

In September, we acquired LayerWise NV (“LayerWise”), based in Belgium. LayerWise is a provider of advanced direct metal 3D printing and manufacturing services and delivers quick-turn, 3D-printed metal parts, manufactured on its own proprietary line of direct metal 3D printers, for aerospace, high-precision equipment and medical and dental customers.

In October, we entered into a $150.0 million five-year revolving, unsecured credit facility (the “Credit Agreement”) with PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner, HSBC Bank USA, N.A., as Syndication Agent, and the other lender’s party there to. The Credit Agreement comprises a revolving loan facility that provides for advances in the initial aggregate principal amount of up to $150.0 million (the “Credit Facility”).  Subject to certain terms and conditions contained in the Credit Agreement, the Company may, at its option and subject to customary conditions, request an increase in the aggregate principal amount available under the Credit Facility by an additional $75.0 million.  The Credit Agreement includes provisions for the issuance of letters of credit and swingline loans.

In November, we announced that Ted Hull will assume the role of Chief Financial Officer (“CFO”). Hull’s career spans more than three decades of progressing financial leadership roles in high-tech companies and sector leaders including Cisco, Maxtor and IBM. In addition, we announced Mark Wright as our Chief Operating Officer (“COO”). Wright has previously served in various related roles, including Senior Vice President of Operations for EMC Corporation (NYSE: EMC) and COO of EMC’s Flash Product Division. Other new management positions announced include Peter Theran as Vice-President of Consumer Retail, Kevin McAlea being promoted to Executive Vice-President & COO of Healthcare, and Jeff Blank being promoted to Vice-President, Global Engineering and Chief Development Officer.

Results of Operations

Summary of 2014 financial results

During the third quarter of 2014, we reported improved revenue as compared to the third quarter of 2013 as our worldwide businesses continued to expand, reflecting growth in design and manufacturing printers and materials and increased software and service revenue. Revenue for the third quarter of 2014 increased by 23.0%, or $31.2 million, to $166.9 million compared to $135.7 million in the third quarter of 2013. Higher revenue offset by increased SG&A expenses and higher R&D expenses, resulted in net income of $3.1 million for the third quarter of 2014, compared to net income of $17.7 million for the same period in 2013.

Products revenue increased by $13.1 million, or 21.9%, from the third quarter of 2013, to $72.9 million, driven by expanding use and rising demand for our design and manufacturing printers.

Materials sales for the third quarter of 2014 were $39.0 million, an increase of $5.8 million, or 17.5%, from the third quarter of 2013 as revenue from materials was impacted by continued expansion of printers installed over past periods and increased utilization of printers.

Revenue from services increased by $12.3 million, or 28.9%, to $55.0 million in the third quarter of 2014 from $42.7 million in the same quarter in 2013. The increase in services revenue reflects increased revenue from the addition of healthcare services and higher Quickparts revenue, from organic and acquired growth.

We calculate organic growth by comparing this year’s total revenue for the period, excluding the revenue recognized from all acquired businesses that we have owned for less than twelve months, to last year’s total revenue for the period. Once we have owned a business for one year, the revenue is included in organic growth. Organic growth is calculated based on total revenue for the prior year period. In the third quarter of 2014, our organic growth was 12.2% compared to 29.7% for the third quarter of 2013. For the nine months ended September 30, 2014 and 2013, our organic growth was 16.0% and 27.5%, respectively.

Healthcare revenue includes sales of products, materials, and services for health-related applications, including hearing aid, dental, personalized medicine and medical devices. For the third quarter of 2014, healthcare revenue increased 121.4% and made up 22.4%, or $37.4 million, of our total revenue compared to 12.4%, or $16.9 million, in the third quarter of 2013, primarily due to our increased penetration and growth in healthcare applications and the addition of Simbionix, Medical Modeling and Layerwise. During the first nine months of 2014, healthcare revenue increased 73.5% and made up 18.6%, or $86.5 million, of our total revenue compared to 13.9%, or $49.9 million, in the 2013 period.

Consumer revenue includes sales of Cube® 3D printers and their related print materials, Sense 3D scanners and other products and services related to consumer products and retail channels. For the third quarter of 2014, consumer revenue decreased 12.5% to $11.8 million, or 7.1% of our total revenue, compared to $13.5 million, or 9.9% of total revenue, in the third quarter of 2013. The decrease was primarily driven by delayed shipments of newer consumer products. During the first nine months of 2014, consumer revenue increased 11.4%, to $28.8 million, or 6.2% of total revenue, compared to $25.8 million, or 7.2% of total revenue, in the 2013 period, driven by expanded consumer offerings and increasing demand.

Our gross profit in the third quarter of 2014 improved by $8.4 million, primarily due to our higher level of revenue from increases across products, materials, and services. Our gross profit margin decreased to 47.8% in the third quarter of 2014 from 52.6% in the third quarter of 2013, reflecting current sales mix and timing of sales, availability of new products, and residual new product startup costs.

Our total operating expenses increased by $28.7 million in the third quarter of 2014, to $71.6 million, from $42.9 million in the same 2013 quarter. The increase reflected higher selling, general and administrative expenses primarily due to increased sales and marketing expenses and higher staffing due to our expanding portfolio.  The increase also reflects a $7.1 million increase in research and development expenses related to our portfolio expansion, new products developments, and the addition of the engineering team in Wilsonville, Oregon.

Our operating income for the third quarter of 2014  decreased to $8.2 million from $28.6 million in the same 2013 quarter. This decrease in operating income is due to lower gross profit margin and higher operating expenses as discussed in more detail below.

Our operating activities generated $27.9 million of cash during the first nine months of 2014, which is discussed in further detail below. We used $261.9 million to fund our strategic investing activities, including acquisition costs. Financing activities during the first nine months of 2014 generated $307.9 million of cash, primarily due to proceeds from our equity raise in the second quarter of 2014. In total, our unrestricted cash balance at September 30, 2014 was $377.3 million compared to $306.3 million at December 31, 2013.

Third quarter comparison of revenue by class of product and service

Table 1 sets forth our change in revenue by class of product and services for the third quarter of 2014 compared to the third quarter of 2013:

Table 1

(Dollars in thousands)	Products		Materials		Services		Total
Revenue – 3rd quarter 2013	$59,841	44.1%	$33,179	24.4%	$42,697	31.5%	$135,717	100%
Change in revenue:
Volume
Core	11,364	19.0	14,279	43.0	7,707	18.1	33,350	24.6
New	(81)	(0.1)	2,368	7.1	4,417	10.3	6,704	4.9
Price/Mix	2,332	3.9	(10,842)	(32.7)	—	—	(8,510)	(6.3)
Foreign currency translation	(539)	(0.9)	25	0.1	197	0.5	(317)	(0.2)
Net change	13,076	21.9	5,830	17.5	12,321	28.9	31,227	23.0
Revenue – 3rd quarter 2014	$72,917	43.7%	$39,009	23.4%	$55,018	32.9%	$166,944	100%

We earn revenues from the sale of products, materials and services. On a consolidated basis, revenue for the third quarter of 2014 increased by $31.2 million, or 23.0%, compared to the third quarter of 2013, reflecting increases in all classes of products and services.

The $13.1 million increase in revenue from products compared to the third quarter of 2013 is driven by increased demand for design and manufacturing printers. In connection with the expansion of our professional and retail channels, certain resellers may purchase stock inventory in the ordinary course of business. For the third quarter of 2014, we estimate that revenue related to reseller inventory amounted to approximately 9% of total revenue, which was impacted by timing of sales, expansion of our reseller channel and the recent shift from a partially direct sales model to the reseller channel selling our entire portfolio, which expanded the volume of transactions through the channel.

In addition to printers, the products category includes software products, perceptual and haptic devices, Vidar digitizers and Simbionix simulators. Software revenue contributed $5.1 million of products revenue in both 2014 and 2013.

Due to the relatively high price of certain professional printers and a corresponding lengthy selling cycle and relatively low unit volume of the higher priced professional printer sales in any particular period, a shift in the timing and concentration of orders and shipments from one period to another can affect reported revenue in any given period. Revenue reported in any particular period is also affected by timing of revenue recognition under rules prescribed by generally accepted accounting principles.

The $5.8 million increase in revenue from materials was aided by the improvement in sales of 3D printers and the increased utilization of printers installed over past periods. Sales of integrated materials increased 17.0% to $28.2 million and represented 72.4% of total materials revenue in the third quarter of 2014 compared to 72.6% in the third quarter of 2013.

The increase in services revenue primarily reflects the addition of Medical Modeling and Simbionix revenue and organic and acquired growth from our Quickparts solutions, coupled with growing consumer and software services. Service revenue from Quickparts increased 15.2% to $32.3 million, or 58.7% of total service revenue, for the third quarter of 2014, compared to $28.0 million, or 65.7%, of total service revenue in the 2013 period. Software services contributed $3.7 million of revenue in the third quarter of 2014 compared to $1.9 million in the third quarter of 2013.

At September 30, 2014 our backlog was $46.0 million, compared to backlogs of $28.6 million at December 31, 2013 and $14.4 million at September 30, 2013. Production and delivery of our printers is generally not characterized by long lead times, backlog is more dependent on timing of customers’ requested deliveries. Currently, demand for direct metals printers outstrips our manufacturing capacity and delayed commercial shipment of new consumer products with a rising consumer order book contributed to a higher backlog. In addition, Quickparts services lead time and backlog depends on whether orders are for rapid prototyping or longer-range production runs. The backlog at September 30, 2014 includes $11.5 million of Quickparts services orders, compared to $8.7 million at September 30, 2013.

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

Change in third quarter revenue by geographic region

Each geographic region contributed to our higher revenue in the third quarter of 2014. Table 2 sets forth the change in revenue by geographic area for the third quarter of 2014 compared to the third quarter of 2013:

Table 2

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue – 3rd quarter 2013	$74,427	54.9%	$32,767	24.1%	$28,523	21.0%	$135,717	100%
Change in revenue:
Volume	19,021	25.6	19,238	58.7	1,795	6.3	40,054	29.5
Price/Mix	(2,456)	(3.3)	(4,831)	(14.7)	(1,223)	(4.3)	(8,510)	(6.3)
Foreign currency translation	—	—	33	0.1	(350)	(1.2)	(317)	(0.2)
Net change	16,565	22.3	14,440	44.1	222	0.8	31,227	23.0
Revenue – 3rd quarter 2014	$90,992	54.5%	$47,207	28.3%	$28,745	17.2%	$166,944	100%

Revenue from operations in the Americas for the third quarter of 2014 increased by $16.6 million, or 22.3%, to $91.0 million from $74.4 million in the third quarter of 2013. The increase was due to higher volume, partially offset by the unfavorable combined effect of price and mix.

Revenue from operations outside the Americas in the third quarter of 2014 increased by $14.7 million, or 23.9%, to $76.0 million from $61.3 million in the third quarter of 2013. Revenue from operations outside the Americas as a percent of total revenue was 45.5% and 45.2%, at September 30, 2014 and 2013, respectively. This increase outside the Americas, excluding the effect of foreign currency translation, was 23.4% in the third quarter of 2014 compared to  48.2% in the third quarter of 2013.

Revenue from operations in EMEA in the third quarter of 2014 increased by $14.4 million, or 44.1%, to $47.2 million from $32.8 million in the third quarter of 2013. This increase was due to a $19.2 million increase in volume, partially offset by a $4.8 million unfavorable combined effect of price and mix.

Revenue from Asia Pacific operations in the third quarter of 2014 increased by $0.2 million, or 0.8%, to $28.7 million from $28.5 million in the third quarter of 2013, due primarily to a favorable $1.8 million increase in volume, partially offset by a $1.2 million unfavorable combined effect of price and mix and a $0.4 million unfavorable impact of foreign currency translation.

Gross profit and gross profit margins

Table 3 sets forth gross profit and gross profit margins for our products and services for the third quarters of 2014 and 2013:

Table 3

	Quarter Ended September 30,
	2014		2013
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Products	$25,769	35.3%	$26,933	45.0%
Materials	28,530	73.1	24,481	73.8
Services	25,499	46.3	20,023	46.9
Total	$79,798	47.8%	$71,437	52.6%

On a consolidated basis, gross profit for the third quarter of 2014 increased by $8.4 million to $79.8 million from $71.4 million in the third quarter of 2013, primarily as a result of higher sales from all revenue categories.

Consolidated gross profit margin in the third quarter of 2014 decreased by 4.8 percentage points to 47.8% from 52.6% for the 2013 quarter. The lower gross profit margin reflects a change in revenue mix with a higher portion of revenue from lower margin products, both overall and within categories, as well as availability of new products and new product startup costs.

Products gross profit for the third quarter of 2014 decreased by $1.1 million, or 4.3%, to $25.8 million from $26.9 million in the 2013 quarter. Gross profit margin for products decreased by 9.7 percentage points to 35.3% from 45.0% in the 2013 quarter primarily due to sales volume and mix coupled with manufacturing expansion and residual new product start-up costs.

Materials gross profit for the third quarter of 2014 increased by $4.0 million, or 16.5%, to $28.5 million from $24.5 million in the 2013 quarter, and gross profit margin for print materials decreased by 0.7 percentage points to 73.1% from 73.8% in the 2013 quarter primarily due to the mix of materials sold during the quarter.

Gross profit for services for the third quarter of 2014 increased by $5.5 million, or 27.3%, to $25.5 million from $20.0 million in the  2013 quarter. Gross profit margin for services decreased by 0.6 percentage points to 46.3% from 46.9% in the 2013 quarter. The decrease in the gross profit margin was primarily due to a decrease in Quickparts gross profit margin to 44.7% for the third quarter of 2014 from 45.1% in the third quarter of 2013, due to the recent concentration of acquired Quickparts services.

Operating expenses

As shown in Table 4, total operating expenses increased by $28.7 million, or 67.0%, to $71.6 million in the third quarter of 2014 from $42.9 million in the third quarter of 2013. This increase was due to higher selling, general and administrative expenses and higher research and development expenses, both of which are discussed below.

Table 4

	Quarter Ended September 30,
	2014		2013
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue
Selling, general and administrative expenses	$53,656	32.1%	$32,054	23.6%
Research and development expenses	17,934	10.7	10,813	8.0
Total operating expenses	$71,590	42.8%	$42,867	31.6%

Selling, general and administrative expenses increased by $21.6 million to $53.7 million in the third quarter of 2014 compared to $32.1 million in the third quarter of 2013, and increased to 32.1% of revenue in 2014 compared to 23.6% for 2013. The increase was due primarily to a $10.3 million increase in compensation costs due to increased staffing, a $4.9 million increase in amortization, a $1.3 million increase in legal fees, a $1.0 million increase in travel expenses and a $0.8 million increase in consulting fees related to acquisitions.

Research and development expenses increased by $7.1 million, or 65.9%, to $17.9 million in the third quarter of 2014 from $10.8 million in the third quarter of 2013. This increase was primarily due to a $3.7 million increase in compensation expenses related to talent expansion, a $0.9 million increase in R&D materials related to new product development and a $0.5 million increase in depreciation expense.

Income from operations

Our income from operations of $8.2 million for the third quarter of 2014 decreased from $28.6 million in the third quarter of 2013. See Gross profit and gross profit margins and Operating expenses above. The following table sets forth operating income by geographic area for the third quarter of 2014 compared to 2013:

Table 5

	Quarter Ended September 30,
(Dollars in thousands)	2014	2013
Income (loss) from operations
Americas	$(767)	$17,833
Germany	1,299	(56)
Other EMEA	643	1,601
Asia Pacific	7,136	9,309
Subtotal	8,311	28,687
Inter-segment elimination	(103)	(117)
Total	$8,208	$28,570

With respect to the Americas, in 2014 and 2013, the changes in operating income by geographic area reflected the same factors discussed above in Gross profit and gross profit margins and Operating expenses.

As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income in our operations outside the U.S. in 2014 and 2013 resulted primarily from changes in transfer pricing, which is a function of revenue levels.

Interest and other expense, net

Interest and other expense, net was $4.0 million in the third quarter of 2014 compared with $2.7 million in the 2013 quarter. Interest and other expense, net in the third quarter of 2014 primarily reflected a loss on conversion of the remaining convertible notes, which amounted to $1.8 million, and a foreign exchange loss of $1.7 million. The $2.7 million of interest and other expense, net in the third quarter of 2013 primarily reflected the loss on conversion of convertible notes, which amounted to $2.0 million and the related interest, which amounted to $0.4 million, of which $0.1 million represents non-cash amortization, partially offset by $1.1 million of interest income and a foreign exchange gain of $0.5 million.

Provision for income taxes

We recorded a $1.1 million provision for income taxes in the third quarter of 2014 and an $8.3 million provision for income taxes in the third quarter of 2013. Our 2014 provision for income taxes reflects income taxes in U.S. and non-U.S. jurisdictions. The 2013 provision for income taxes primarily reflects income taxes in U.S. and non-U.S. jurisdictions, reduced by the reversal of ASC-740 provisions in non-US jurisdictions.

Net income

Net income attributable to the Company for the third quarter of 2014 decreased $14.6 million to $3.1 million compared to $17.7 million in the third quarter of 2013.  The principal reasons for the decrease, which are discussed in more detail above, were:

• the $20.4 million decrease in operating income and

• the $1.3 million increase in interest and other expense; partially offset by

• the $7.2 million decrease in our tax provision.

For the quarter ended September 30, 2014, average common shares for basic and diluted earnings per share were 110.7 million and  basic and diluted earnings per share were $0.03. For the quarter ended September 30, 2013, average common shares for basic and diluted earnings per share were 102.4 million and basic and diluted earnings per share were $0.17.

Results of Operations – Nine Months Comparison

Nine months comparison of revenue by class of product and service

The table below sets forth our change in revenue by class of product and service for the first nine months of 2014 compared to the first nine months of 2013:

Table 6

(Dollars in thousands)	Products		Materials		Services		Total
Revenue – nine months 2013	$153,754	42.9%	$91,183	25.4%	$113,646	31.7%	$358,583	100%
Change in revenue:
Volume
Core	17,405	11.3	23,014	25.2	25,612	22.5	66,031	18.4
New	22,433	14.6	15,761	17.3	12,716	11.2	50,910	14.2
Price/Mix	1,241	0.8	(13,426)	(14.7)	—	—	(12,185)	(3.4)
Foreign currency translation	785	0.5	954	1.0	1,136	1.0	2,875	0.8
Net change	41,864	27.2	26,303	28.8	39,464	34.7	107,631	30.0
Revenue – nine months 2014	$195,618	42.0%	$117,486	25.2%	$153,110	32.8%	$466,214	100%

We earn revenues from the sale of products, materials and services. On a consolidated basis, revenue for the first nine months of 2014 increased by $107.6 million, or 30.0%, compared to the first nine months of 2013 led by increased sales of products and aided by increased sales of materials and services.

The $41.9 million increase in revenue from products compared to the first nine months of 2013 was primarily driven by increased demand for design and manufacturing 3D printers.

The products category also includes software products, perceptual and haptic devices, Vidar digitizers and Simbionix simulators. Software products contributed $13.8 million of revenue, a 3.6% decrease from $14.3 million in 2013.

Due to the relatively high price of certain professional printers and a corresponding lengthy selling cycle and relatively low unit volume of the higher priced professional printer sales in any particular period, a shift in the timing and concentration of orders and shipments of a few printers from one period to another can affect reported revenue in any given period. Revenue reported in any particular period is also affected by timing of revenue recognition under rules prescribed by generally accepted accounting principles.

The $26.3 million increase in revenue from materials was aided by the expanding 3D printers installed base and by the continued increased utilization of printers over past periods. Sales of integrated materials increased 41.4% to $84.7 million and represented 72.1% of total materials revenue for the first nine months of 2014 compared to 70.2%, or $64.0 million for the first nine months of 2013.

The increase in services revenue reflects the addition of Medical Modeling and Simbionix revenue and organic and acquired revenue growth from Quickparts, coupled with growing consumer and software services. Service revenue from Quickparts increased 23.8% to $89.9 million, or 58.7% of total service revenue, for the first nine months of 2014, compared to $72.6 million, or 63.9%, of total service revenue in the 2013 period. Services revenue from software added $11.2 million in the first nine months of 2014 compared to $4.6 million in the first nine months of 2013.

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

Change in first nine months revenue by geographic region

Each geographic region contributed to our higher level of revenue in the first nine months of 2014. Table 7 sets forth the change in revenue by geographic area for the first nine months of 2014 compared to the first nine months of 2013:

Table 7

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue – nine months 2013	$199,450	55.6%	$93,202	26.0%	$65,931	18.4%	$358,583	100%
Change in revenue:
Volume	42,842	21.5	40,038	43.0	34,061	51.7	116,941	32.6
Price/Mix	(4,373)	(2.2)	(1,004)	(1.1)	(6,808)	(10.3)	(12,185)	(3.4)
Foreign currency translation	—	—	4,550	4.9	(1,675)	(2.5)	2,875	0.8
Net change	38,469	19.3	43,584	46.8	25,578	38.9	107,631	30.0
Revenue – nine months 2014	$237,919	51.0%	$136,786	29.3%	$91,509	19.7%	$466,214	100%

Revenue from operations in the Americas for the first nine months of 2014 increased by $38.4 million, or 19.3%, to $237.9 million from $199.5 million in the first nine months of 2013. The increase was due to higher volume, partially offset by the unfavorable combined effect of price and mix.

Revenue from operations outside the Americas in the first nine months of 2014 increased by $69.2 million, or 43.5%, to $228.3 million from $159.1 million for the first nine months of 2013. Revenue from operations outside the Americas as a percent of total revenue was 49.0% and 44.4%, respectively, for the first nine months of 2014 and 2013. The increase in revenue outside the Americas, excluding the effect of foreign currency translation, was 40.4% for the first nine months of 2014 compared to  45.2% for the first nine months of 2013.

Revenue from operations in EMEA in the first nine months of 2014 increased by $43.6 million, or 46.8%, to $136.8 million from $93.2 million in the first nine months of 2013. This increase was due to a $40.0 million increase in volume, a $4.6 million favorable impact of foreign currency translation, and a $1.0 million unfavorable combined effect of price and mix.

Revenue from Asia Pacific operations in the first nine months of 2014 increased by $25.6 million, or 38.9%, to $91.5 million from $65.9 million in the first nine months of 2013, due primarily to a favorable $34.1 million increase in volume, partially offset by a $6.8 million unfavorable combined effect of price and mix and a $1.7 million unfavorable impact of foreign currency translation.

Gross profit and gross profit margins

Table 8 sets forth gross profit and gross profit margin for our products and services for the first nine months of 2014 and 2013:

Table 8

	Nine Months Ended September 30,
	2014		2013
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Products	$72,065	36.8%	$69,463	45.2%
Materials	85,364	72.7	66,907	73.4
Services	70,239	45.9	51,127	45.0
Total	$227,668	48.8%	$187,497	52.3%

On a consolidated basis, gross profit for the first nine months of 2014 increased by $40.2 million to $227.7 million from $187.5 million in the first nine months of 2013, primarily as a result of higher sales from all revenue categories.

Consolidated gross profit margin in the first nine months of 2014 decreased by 3.5 percentage points to 48.8% from 52.3% for the 2013 period.  The lower gross profit margin reflects the revenue mix, with lower margin products making up a higher portion of revenue, combined with new product startup costs and absorption of legacy product costs.

Products gross profit for the first nine months of 2014 increased by $2.6 million, or 3.7%, to $72.1 million from $69.5 million in the 2013 period, due to higher revenue. Gross profit margin for products decreased by 8.4 percentage points to 36.8% from 45.2% in the 2013 period primarily due to product sales mix with lower margin products making up a higher portion of revenue coupled with manufacturing expansion and residual new product start-up costs and a write down on inventory of legacy products in the second quarter.

Materials gross profit for the first nine months of 2014 increased by $18.5 million, or 27.6%, to $85.4 million from $66.9 million in the 2013 period, and gross profit margin for print materials decreased by 0.7 percentage points to 72.7% from 73.4% in the 2013 period due to the mix of materials sold during the period and the increase in integrated materials sales.

Gross profit for services for the first nine months of 2014 increased by $19.1 million, or 37.4%, to $70.2 million from $51.1 million in the  2013 period and gross profit margin for services increased by 0.9 percentage points to 45.9% from 45.0% in the 2013 period.  The increase in the gross profit margin was due to the higher margin acquisitions of Simbionix and Medical Modeling services, higher software contribution, and an increase in Quickparts gross profit margin to 43.2% for the first nine months of 2014 from 42.9% in the first nine months of 2013.

Operating expenses

As shown in Table 9, total operating expenses increased by $81.0 million, or 65.0%, to $205.6 million in the first nine months of 2014 from $124.6 million in the first nine months of 2013. This increase was due to higher selling, general and administrative expenses and higher research and development expenses, both of which are discussed below.

Table 9

	Nine Months Ended September 30,
	2014		2013
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue
Selling, general and administrative expenses	$152,698	32.8%	$97,697	27.2%
Research and development expenses	52,883	11.3	26,915	7.5
Total operating expenses	$205,581	44.1%	$124,612	34.7%

Selling, general and administrative expenses increased by $55.0 million to $152.7 million in the first nine months of 2014 compared to $97.7 million in the first nine months of 2013, and increased to 32.8% of revenue in 2014 compared to 27.2% for 2013. The increase was due primarily to a $26.4 million increase in compensation costs due to increased staffing, a $13.3 million increase in amortization, a $2.4 million increase in consulting fees, a $1.5 million increase in legal fees and a $1.3 million increase in travel expenses.

Research and development expenses increased by $26.0 million, or 96.5%, to $52.9 million in the first nine months of 2014 from $26.9 million in the first nine months of 2013. This increase was primarily due to a $12.3 million increase in compensation expenses related to talent expansion, a $4.0 million increase in R&D materials related to new product development, a $1.3 million increase in depreciation expense and a $1.1 million increase in rent expense.

Income from operations

Our income from operations of $22.1 million for the first nine months of 2014 decreased from $62.9 million in the first nine months of 2013. See Gross profit and gross profit margins and Operating expenses above.

The following table sets forth operating income by geographic area for the first nine months of 2014 compared to 2013:

Table 10

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Income (loss) from operations
Americas	$(9,833)	$40,745
Germany	1,947	287
Other EMEA	5,168	3,602
Asia Pacific	25,658	19,102
Subtotal	22,940	63,736
Inter-segment elimination	(853)	(851)
Total	$22,087	$62,885

With respect to the Americas, in 2014 and 2013, the changes in operating income by geographic area reflected the same factors discussed above in Gross profit and gross profit margins and Operating expenses.

As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income in our operations outside the U.S. in 2014 and 2013 resulted primarily from changes in transfer pricing, which is a function of revenue levels.

Interest and other expense, net

Interest and other expense, net was $6.5 million in the first nine months of 2014 compared with $15.4 million in the 2013 period.  Interest and other expense, net in the first nine months of 2014 primarily reflected a foreign exchange loss of $3.1 million, a loss on conversion of the remaining convertible notes and the related interest, which amounted to $1.8 million, and interest expense of $1.0 million. The $15.4 million of interest and other expense, net in the first nine months of 2013 primarily reflected the loss on conversion of convertible notes, which amounted to $11.3 million and the related interest, which amounted to $2.6 million, of which $0.9 million represents non-cash amortization, and also reflected a foreign exchange loss of $0.3 million.

Provision for income taxes

We recorded a $5.4 million provision for income taxes in the first nine months of 2014 and a $14.6 million provision for income taxes in the first nine months of 2013. Our 2014 provision for income taxes reflects income taxes in U.S. and non-U.S. jurisdictions. The 2013 provision for income taxes primarily reflects income taxes in U.S. and non-U.S. jurisdictions, reduced by the reversal of ASC-740 provisions in non-U.S. jurisdictions.

Net income

Net income attributable to the Company for the first nine months of 2014 decreased $22.8 million to $10.1 million compared to $32.9 million in the first nine months of 2013.  The principal reasons for the decrease, which are discussed in more detail above, were:

• the $40.8 million decrease in operating income; partially offset by

• the $8.9 million decrease in interest and other expense and

• the $9.3 million decrease in our provision for income taxes.

For the nine months ended September 30, 2014, average common shares for basic and diluted earnings per share were 106.9 million and  basic and diluted earnings per share were $0.09. For the nine months ended September 30, 2013, average common shares for basic and diluted earnings per share were 96.9 million and basic and diluted earnings per share were $0.34.

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

•	Acquisition and severance expenses. We exclude the tax-effected charges associated with the acquisition of businesses and the related severance expenses from our operating expenses.

•	Non-cash interest expenses. We exclude tax-effected non-cash interest expenses, primarily related to the costs associated with our senior convertible notes, from interest and other expenses, net.

•	Loss on convertible notes. We exclude the tax-effected loss on conversion of convertible notes from interest and other expenses, net.

•	Net loss on litigation and tax settlements. We exclude the tax-effected net gain or loss on acquisitions and litigation settlements from interest and other expense, net.

Reconciliation of GAAP Net Income to Non-GAAP Financial Measures

Table 11

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
GAAP net income attributable to 3D Systems Corporation	$3,084	$17,657	$10,086	$32,883
Cost of sales adjustments:
Amortization of intangibles	74	65	209	190
Operating expense adjustments:
Amortization of intangibles	11,032	6,141	28,301	14,912
Acquisition and severance expenses	1,441	655	4,836	5,357
Non-cash stock-based compensation expense	8,099	3,118	23,738	8,464
Interest and other expense adjustments:
Non-cash interest expense	31	127	225	880
Loss on convertible notes	1,806	2,022	1,806	11,275
Net loss on litigation and tax settlements	—	457	—	2,457
Tax effect	(5,887)	(4,027)	(17,839)	(12,402)
Non-GAAP net income	$19,680	$26,215	$51,362	$64,016

Non-GAAP basic and diluted earnings per share	$0.18	$0.26	$0.48	$0.66

Financial Condition and Liquidity

Table 12

(Dollars in thousands)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$377,335	$306,316
Working capital	$537,224	$416,399
Total stockholders’ equity attributable to 3D Systems Corporation	$1,302,375	$932,646

Our unrestricted cash and cash equivalents increased by $71.0 million to $377.3 million at September 30, 2014 from $306.3 million at December 31, 2013. We generated $27.9 million of cash from operating activities. Cash from operations consisted of $10.2 million of net income, including $50.8 million of non-cash charges and $33.1 million of cash used by net changes in operating accounts. We used $261.9 million of cash in investing activities, including $244.3 million to fund acquisitions and other investing activities. Cash from financing activities provided $307.9 million of cash, including $299.7 million of net proceeds from our common stock offering completed in May 2014. See Cash flow and Capitalized lease obligations below.

Cash and cash equivalents at September 30, 2014 includes $45.9 million of cash held overseas, compared to $19.9 million at December 31, 2013. Cash held overseas is used in our foreign operations for working capital purposes and is considered to be permanently invested; consequently, we have not provided for any taxes on repatriation.

Cash equivalents comprise funds held in money market instruments and are reported at their current carrying values, which approximate fair value due to the short-term nature of these instruments. We minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending on credit quality.

Our net working capital increased by $120.8 million to $537.2 million at September 30, 2014 from $416.4 million at December 31, 2013, primarily due to the factors discussed below.

Accounts receivable, net, increased by $23.4 million to $155.5 million at September 30, 2014 from $132.1 million at December 31, 2013. Gross accounts receivable increased by $28.1 million from December 31, 2013. With a greater portion of our revenue mix shifting to resellers and retailers, as part of our planned business model evolution, a larger proportion of our sales are transacted on standard credit terms. The effect of this shift in our business model was exacerbated by the combined effect of the timing and concentration of orders during the last month of the quarter as a result of increasing demand, which has driven days sales outstanding to 86 days at September 30, 2014 from 79 days at December 31, 2013. Accounts receivable more than 90 days past due increased to 12.0% of gross receivables from 9.1% at December 31, 2013.

Inventories, net increased by $29.8 million to $104.9 million at September 30, 2014 from $75.1 million at December 31, 2013. This increase resulted primarily from an expanding product portfolio, acquired inventory, timing of orders, assembly production, and sales and revenue recognition at quarter-end. The increase in inventory reflects a $20.7 million increase in raw materials inventory and a $9.3 million increase in finished goods inventory.  We maintained $6.4 million of inventory reserves at September 30, 2014 and $4.3 million of such reserves at December 31, 2013.

The majority of our inventory consists of finished goods, including products, materials and service parts. Inventory also consists of raw materials and spare parts for the in-house assembly and support service products. We outsource the assembly and refurbishment of certain production printers; therefore, we generally do not hold in inventory most parts for production printer assembly or refurbishment.

Prepaid expenses and other current assets increased by $7.2 million to $14.4 million at September 30, 2014 from $7.2 million at December 31, 2013. This increase is primarily due to prepaid materials and insurance.

The changes in the first nine months of 2014 that make up the other components of working capital not discussed above arose in the ordinary course of business.

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

Cash flow

The table below summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first nine months of 2014 and 2013.

Table 13

	Nine Months Ended September 30,
	2014	2013
(Dollars in thousands)
Cash provided by operating activities	$27,898	$28,522
Cash used in investing activities	(261,920)	(122,518)
Cash provided by financing activities	307,885	284,717
Effect of exchange rate changes on cash	(2,844)	(1,224)
Net increase in cash and cash equivalents	$71,019	$189,497

Cash flow from operating activities

For the nine months ended September 30, 2014, our operating activities provided $27.9 million of net cash. This source of cash consisted primarily of net income plus the effects of non-cash items and changes in working capital, which are described above. Our cash from operations fluctuates from quarter to quarter due to the timing of transactions and receipts and payments of cash.

For the nine months ended September 30, 2013, our operating activities provided $28.5 million of net cash. This source of cash consisted primarily of net income plus the effects of non-cash items and changes in working capital.

Cash flow from investing activities

Net cash used in investing activities for the first nine months of 2014 increased to $261.9 million from $122.5 million for the first nine months of 2013. This increase was primarily due to $244.3 million of cash paid for acquisitions in the first nine months of 2014 compared to $113.1 million paid for acquisitions in the 2013 period. Cash flow used in investing activities also includes minority investments of less than 20% made through 3D Ventures in promising enterprises that we believe will benefit from or be powered by our technologies and other investments or joint ventures. During the first nine months of 2014, we invested $0.3 million in these enterprises and ventures.

Cash flow from financing activities

Net cash provided by financing activities increased to $307.9 million for the nine months ended September 30, 2014 compared to $284.7 million in the 2013 period. Cash from financing activities for the first nine months of 2014 primarily included $299.7 million net proceeds from a common stock offering and $6.9 million of tax benefits from share-based payment arrangements. Cash from financing activities for the nine months ended September 30, 2013 included $272.1 million net proceeds from a common stock offering, $15.9 million of tax benefits from share-based payment arrangements, $0.5 million of stock-based compensation proceeds, partially offset by $0.2 million of cash paid in lieu of fractional shares and $3.7 million of capital lease payments.

Contractual commitments and off-balance sheet arrangements

Debt

In November 2011, the Company issued $152.0 million of 5.50% senior convertible notes due December 2016. The notes were issued with an effective yield of 5.96% based upon an original issue discount at 98.0%. The net proceeds from the issuance of these notes, after deducting original issue discount and capitalized issuance costs of $6.6 million, amounted to $145.4 million.

As of September 30, 2014, there is no outstanding balance for the Notes. All remaining Notes were converted during the third quarter of 2014, resulting in a loss of $1.8 million. See Note 8 to the unaudited condensed consolidated financial statements.

Capitalized lease obligations

Our capitalized lease obligations include lease agreements that we entered into during 2006 with respect to our Rock Hill facility and lease agreements assumed in the LayerWise acquisition. Our total capitalized lease obligations increased to $9.7 million at September 30, 2014 from $7.5 million at December 31, 2013 primarily due to the acquired $2.3 million of capital lease obligations in connection with the LayerWise acquisition, consisting of sale and leasebacks on laser-melting machines internally produced by LayerWise and used in their business. Our outstanding capitalized lease obligations carrying values at September 30, 2014 and December 31, 2013 were as follows:

Table 14

(Dollars in thousands)	September 30, 2014	December 31, 2013
Capitalized lease obligations:
Current portion of capitalized lease obligations	$554	$187
Capitalized lease obligations, long-term portion	9,117	7,277
Total capitalized lease obligations	$9,671	$7,464

Other contractual arrangements

Certain of our recent acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts at September 30, 2014 and December 31, 2013 was $8.9 million and $5.6 million, respectively.

As of September 30, 2014, we have supply commitments related to printer assemblies that total $55.5 million compared to $41.1 million at December 31, 2013.

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

We do not hedge or trade for speculative purposes, and our foreign currency contracts are generally short-term in nature, typically maturing in 90 days or less.  We have elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, we recognize all gains and losses (realized or unrealized) in interest and other expense, net in our unaudited condensed consolidated statements of operations and comprehensive income (loss).

There were no foreign exchange contracts at September 30, 2014 or December 31, 2013. See Note 7 of the unaudited condensed consolidated financial statements.

Changes in the fair value of derivatives are recorded in interest and other expense, net, in our unaudited condensed consolidated statements of operations and comprehensive income. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our unaudited condensed consolidated balance sheets.

The total impact of foreign currency related items on our unaudited condensed consolidated statements of operations and comprehensive income (loss) was a $3.1 million loss for the nine months ended September 30, 2014 and a $0.3 million loss for the nine months ended September 30, 2013 and a $9.1 million decrease in other comprehensive income for the nine months ended September 30, 2014 compared to a $5.7 million decrease in other comprehensive income for the first nine months of 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks at December 31, 2013, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2013. During the first nine months of 2014, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2013.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

On August 6, 2014, as part of the consideration for the acquisition of certain assets of Bordner and Associates, Inc. d/b/a Laser Reproductions,  we issued 85,415 unregistered shares of 3D Systems Corporation common stock to Bordner and Associates, Inc., which represented to us that it was an “Accredited Investor”   as defined in Regulation D of the Securities Act of 1933, as amended, in reliance on the private offering exemptions contained in Section 4(2) of the Securities Act of 1933, as amended, and on Regulation D promulgated thereunder.  The fair value of the consideration paid for this acquisition, net of cash acquired, was approximately $17,450,000, of which approximately $13,075,000 was paid in cash and $4,375,000 was paid in unregistered shares of the Company’s common stock.

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

10.1

Credit Agreement, dated as of October 10, 2014, among 3D Systems Corporation, the Guarantors party thereto, PNC Bank, National Association, as Administrative Agent,  PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner, HSBC Bank USA, N.A., as Syndication Agent, and the other lender’s party thereto. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 14, 2014.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 10, 2014.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 10, 2014.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 10, 2014.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 10, 2014.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation

By	/s/ Damon J. Gregoire
Damon J. Gregoire
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)

Date: November 10, 2014