Form 10-K
period 2014-12-31
3D SYSTEMS CORP
filed 2015-02-26
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10‑K

_______________________________

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2014 was $6,169,912,421. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of the registrant were “held by affiliates.” This assumption is not to be deemed an admission by these persons that they are affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock as of February 18, 2015 was 111,210,093.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

A

3D SYSTEMS CORPORATION

Annual Report on Form 10‑K for the
Year Ended December 31, 2014

PART I

Item 1. Business

General

3D Systems Corporation (“3D Systems” or the “Company” or “we” or “us”) is a holding company incorporated in Delaware in 1993 that operates through subsidiaries in the Americas and Asia Pacific region (“APAC”), as well as Europe and the Middle East (“EMEA”). We distribute our products in those areas as well as in other parts of the world. We are a leading global provider of 3D printing centric solutions, and are pioneering 3D printing for everyone. We provide the most advanced and comprehensive 3D design-to-manufacturing solutions, including 3D printers, print materials and cloud sourced custom parts. Our powerful digital thread, a seamless information exchange across design and manufacturing, empowers professionals and consumers everywhere to bring their ideas to life in material choices including plastics, metals, ceramics and edibles. Our leading healthcare solutions include end-to-end simulation, training and planning and printing of surgical instruments and devices for personalized surgery and patient specific medical and dental devices. Our democratized 3D digital design and inspection products provide seamless interoperability between additive and subtractive manufacturing and incorporate the latest immersive computing technologies. Our products and services replace and complement traditional methods with improved results and reduced time to outcome. These solutions are used to rapidly design, create, communicate, plan, guide, prototype or produce functional parts, devices and assemblies, empowering our customers to manufacture the future.

Over the past three decades, entire industries have transformed their design-to-manufacturing processes using 3D content-to-print solutions. Companies utilizing 3D printing technology have the freedom to create and manufacture precision products on demand, with no additional cost for complexity or uniqueness. Customers can use 3D printing to mass customize and locally print what they need, when they need it, often in a more cost effective way, by eliminating expensive tooling and long lead times, while significantly reducing the adverse environmental impacts that are often associated with traditional manufacturing.

We pioneered 3D printing and digital manufacturing with the invention of stereolithography (“SLA”) and the universally used .stl file format almost 30 years ago. Subsequently, we developed selective laser sintering (“SLS”), multi-jet printing (“MJP”), film transfer imaging (“FTI”), color jet printing (“CJP”), direct metal printing (“DMP”) and plastic jet printing (“PJP”) 3D printing technologies. Over the past decades, our customers have strengthened their competitive advantage by embracing our solutions to enhance and accelerate their product development cycles and, as our technology has advanced, a growing number of customers have also transitioned to direct manufacturing of end use parts and custom products. Today, we continue to drive the adoption of large-scale custom manufacturing solutions, including the printing of highly complex end use parts in a variety of aerospace, defense, automotive and healthcare applications worldwide. At the same time, we are democratizing 3D printing solutions by extending the range of our affordable 3D printing solutions to the engineer’s desktop, classroom and living room.

3D printers can print almost anything, from patient-specific medical devices to functional aerospace and automotive parts and from personalized accessories and jewelry to customized toys, art and decor. Our portfolio of 3D printers ranges from less than $1,000 to over $1 million and includes several unique print engines that employ proprietary, additive layer printing processes designed to meet our customers’ most demanding design, prototyping, testing, tooling, production and manufacturing requirements. We also offer proprietary software printer drivers and pre-sale and post-sale services, ranging from applications development and custom engineered production solutions to installation, warranty and maintenance services related to our products.

Our printers utilize a wide range of proprietary print materials that we develop, blend and market. Our print materials range from real wax and plastic and composites to metal, nylon, and even edible materials. We augment and complement our own portfolio of engineered print materials with materials that we purchase from third parties under private label and distribution arrangements.

We also provide software and haptic and perceptual devices for creativity and design, including 3D digital design, scan-to-CAD, scan-to-print, reverse engineering, inspection, sculpting and medical modeling and simulation applications. Our products provide seamless integration for our customers’ entire workflow from 3D design to fabrication.

To satisfy our customers’ entire design-to-manufacturing requirements, we also provide custom manufacturing services via Quickparts®, our on-demand cloud printed parts services. Through Quickparts, we offer a broad range of precision parts capabilities produced from a wide range of additive and traditional manufacturing processes and materials.

For our healthcare customers we also offer virtual surgical planning and medical modeling services, digitizing scanners, and simulation products. Our healthcare digital thread provides seamless workflow with a comprehensive portfolio of solutions to go from the training room to the operating room, enabling personalized medicine and improved healthcare procedures and results.

Our expertly integrated 3D products and services provide a seamless workflow through 3D design and fabrication, transforming the manner in which our customers design, develop and manufacture. We continue to develop new products and services and have expanded our technology platform and 3D ecosystem through internal developments, relationships with third parties and acquisitions. We maintain ongoing product development programs that are focused on providing our customers with the most comprehensive portfolio of 3D content-to-print solutions. We are focusing on expanding and enhancing our comprehensive menu of 3D printing centric solutions in areas that we believe represent significant growth opportunities for our business, including the aerospace, automotive, healthcare, education, and consumer marketplaces.

Recent Developments

In October 2014, we entered into a $150.0 million five-year revolving, unsecured credit facility with PNC Bank as Administrative Agent, and certain other lenders. The agreement comprises a revolving loan facility that provides for advances in the initial aggregate principal amount of up to $150.0 million. Subject to certain terms and conditions contained in the agreement, the Company may, at its option and subject to customary conditions, request an increase in the aggregate principal amount available under the credit facility by an additional $75.0 million.

In November 2014, we revealed several new products and design-to-manufacturing solutions at EuroMold 2014. The ProX 400 direct metal 3D printer is twice as fast as the ProX 300 and features a build area twice as large, and features several factory production enhancements. The ProXTM 800 enhances our SLA technology with new features for greater production efficiency, including revolutionary print head and material management systems, space-saving footprint and easy-to-use operator controls. The ProX 500 Plus builds on our existing ProX 500 by expanding the range of materials, increasing print speeds and providing a higher resolution output. We also introduced new high performance materials for the ProX 500 Plus: DuraForm® ProX™ GF, a glass-filled nylon material formulated for added stiffness and temperature resitance; DuraForm ProX AF+, an alloy-filled nylon with a realistic cast metal appearance, extreme tensile strength and high heat deflection properties; and DuraForm ProX EX, a Nylon material that provides exceptional impact strength, increased durability and remarkable flexibility. We also introduced new materials for the ProJet 1200 Micro-SLA 3D printer that expand applications for dental labs, jewelers, manufacturers, engineers and artists, adding FTX Cast, FTX Gold, FTX Silver, FTX Gray and FTX Clear. New materials showcased for the ProJet 5500X offer another level of versatility with tough, functional-grade, flexible elastomers in black and natural-translucent that result in parts that can be stretched, twisted, mashed and handled to withstand challenging applications without failure or tearing. We also introduced the Capture® Mini, a scan-based design and inspection system for small, precise parts, and 3DSPRINT™, a cloud and desktop-based platform that streamlines workflow by enabling collaboration, storage, access, file management, sharing and printing.

In November 2014, we entered into a definitive agreement to acquire all of the outstanding shares of Cimatron Ltd. (“Cimatron”), a leading provider of integrated 3D CAD/CAM software products and solutions for manufacturing. We completed the acquisition of Cimatron on February 9, 2015. The acquisition of Cimatron adds complementary technology, extends our sales coverage globally and multiplexes cross-selling opportunities.

In November 2014, we completed the acquisition of 70% of the outstanding shares of Robtec, creating 3D Systems Latin America. Headquartered in Sao Paulo, Brazil, Robtec is the largest Latin-American additive manufacturing service bureau and the leading 3D printing and scanning products distributor in the region. With key operations in Brazil, Argentina, Chile, Uruguay and Mexico, and well-established printer and scanner distribution activities, the addition of Robtec provides us with a strong Latin American presence and brings long-term relationships with leading aerospace and automotive companies, including Embraer, Siemens, Volkswagen, Fiat, CenPra, Visteon and Mercedes.

In January 2015, we announced the acquisition of botObjects and we launched the full-color Cube Pro C at CES. This is the first plastic jet printer that is capable of printing in full color. The Cube Pro C is part of our consumer portfolio and is ideal for classroom, home and the engineer’s desktop. The acquisition of botObjects closed in December 2014.

At the International Consumer Electronics Show 2015 in January, we also showcased our new Touch™ haptic 3D stylus, the Ekocycle™ Cube® 3D printer and the CoCoJet™ 3D printer as well as apps, gaming platforms and a variety of lifestyle collections from fashion to food and entertainment. The Touch stylus comes with an OpenHaptics Software Developer Kit for digital design and virtual gaming and is an easy to use, powerful perceptual device that provides a virtual sculpting experience and is ideal for designers, artists, students, gamers and hobbyists. The Ekocycle prints in plastic from recycled post-consumer waste, and was launched in collaboration with The Coca-Cola Company and will.i.am. We are also leading the way in personalized, edible 3D printing and previewed the CoCoJet 3D printer that we are currently developing in collaboration with The Hershey Company, and launched a partnership with the Culinary Institute of America to advance 3D printing in the culinary arts through education, exploration, and experimentation.

Products

We offer the most comprehensive range of 3D printers, materials, perceptual devices, scanners, software and simulators within the additive manufacturing industry.

3D Printers

Our 3D printers transform digital data input from any format generated by 3D design software, CAD software, or 3D scanning and sculpting devices, to printed parts using our integrated, engineered plastic, metal, nylon, rubber, wax and composite print materials.

Our 3D printers convert our print materials into solid cross-sections, layer by layer, to print the desired fully fused objects, employing one of our proprietary print engines, which are discussed in more detail below. We offer printers capable of making multiple distinct parts at the same time, highly accurate geometries in a wide range of sizes and shapes with a variety of material performance characteristics.

SLA Printers

Our stereolithography 3D printers offers a wide range of capabilities, including size, speed, accuracy, throughput and surface finish in different formats and price points. Our SLA printers come in a variety of print formats and footprint sizes, from the desktop micro-SLA ProJet 1200 to our extra-large build volume ProX 950. Our SLA printers are designed to quickly and economically produce durable plastic parts with unprecedented surface smoothness, feature resolution, edge definition and tolerances that rival the accuracy of CNC-machined plastic parts.

Our SLA printers are used for a wide variety of applications, ranging from automotive, aerospace to consumer and entertainment and electronics to healthcare, including mass customization of orthodontics, hearing aids and surgical guides and kits.

SLS Printers

Our selective laser sintering 3D printers melt and fuse (sinter) powder-based, nylon and engineered plastic and composite print materials to produce very strong and durable parts. Customer uses of our SLS printers include functional test models and end-use parts, which enables our customers to create customized parts economically without tooling. The combination of print materials’ flexibility, part functionality and high throughput of our SLS print engine makes it well suited for rapid manufacturing of durable parts. Our SLS printers are used for applications in various industries, including aerospace, automotive, packaging, industrial machinery and medical devices.

DM Printers

Our direct metal printing 3D printers produce chemically pure, fully dense metal parts, by sintering powders in a variety of different metals materials and ceramic materials. Our DM printers can process a wide range of materials, including powders with very fine granularity (less than 10 microns), enabling outstanding surface finish and resolution. We offer direct metal printers in several sizes, including our recently introduced ProX 400, which features the largest build area in its class. Customers use our ProX direct metal printers for dental, medical, aerospace and automotive applications.

MJP Printers

Our multi-jet printing portfolio utilizes jetting head technology to deliver high quality, accurate and tough parts in plastics, wax, and engineered materials. These printers offer the capability to print in ultra-fine resolution for precision parts and to print multiple materials in a single part. Our MJP printers come with a five-year print head warranty and are designed to print high-definition, functional and durable parts for form, fit and function analysis, as well as patterns for casting. Our MJP printers are used for consumer goods, industrial design, medical, dental and jewelry applications.

CJP Printers

Our color jet printing solutions produce parts in plastic and ceramic-like materials using powder materials and binders. Our CJP printers produce parts in pixel-by-pixel full color, in the full range of colors. Our CJP printers are ideal for MCAD, architecture, design communication, education, art, consumer goods and medical modeling applications.

FTI Printers

Our film transfer imaging printers use light curing technology to print durable plastic parts with a smooth surface finish and true to design detail. Parts printed on these ProJet printers can be drilled, machined, painted and metal-plated after building and parts can be printed in six different colors. FTI printers are used in desktop printing and functional prototyping applications.

PJP Printers

Our plastic jet printing 3D printers utilize a proven, simple, clean and compact plastic extrusion print engine technology designed for office, home and classroom use. Our PJP printers are engineered to be accurate and affordable and are equipped with up to three compact precision print heads for multi-color, multi-material printing with quick material changeovers and multiple print modes available. PJP printers offer an easy to use interface, enabling fast, multi-color printing in a single build in PLA or ABS plastic or nylon. Our Cube 3D printer is certified kid-safe and offers a plug and play experience, including smart cartridges that include built in extruder nozzles for an easy and reliable consumer printing experience. Cube Pro offers a robust, climate controlled desktop 3D printer with a user friendly, intuitive experience. Our newest PJP printer, the Cube Pro C, is the first in its class to offer full color printing in PLA or ABS plastic. Our PJP printers are ideal for the engineer’s desktop as well as at home and in the classroom use.

Software

We offer proprietary software tools for an integrated, seamless digital workflow. We offer software packages and design tools for reverse engineering, inspection and haptic design packages, enabling our customers to open scan data directly in the CAD parametric environment, design in Voxel CAD and sculpt. We also offer intuitive packages designed for students and home users. With the acquisition of Cimatron in February 2015, a leading CAD/CAM provider, we now offer CAD and CAM software packages designed for the manufacturing industry. We also offer proprietary software and drivers embedded within our printers.

Other Products

We offer affordable 3D scanners and perceptual devices to democratize access to 3D content creation and enable seamless integration with our software and 3D printers. We offer scanners in a range of price points and capabilities from compact and ultra-precise professional scanners to affordable, intuitive scanners designed for the consumer and optimized for 3D printing. We also offer haptic devices that enable freeform sculpting and design, which are ideal for artists, designers and healthcare applications.

We also offer 3D virtual reality simulators for medical applications. These 3D simulators expand our healthcare digital thread to offer solutions from the training room all the way to the operating room. We also provide digitizing scanners for medical and mechanical applications.

Materials

As part of our integrated solutions approach, we blend, package and sell proprietary, consumable, engineered plastic, nylon, metal and composite materials under several leading brand names for use in our printers. We market our SLA materials under the Accura® brand, our SLS materials under the DuraForm, CastForm™ and LaserForm™ brands and materials for our MJP, CJP, FTI and micro-SLA printers under the VisiJet brand. We augment and complement our own portfolio of print materials with materials that we purchase from third parties under private label and distribution arrangements.

With the exception of our direct metal printers, our currently offered printers have built-in intelligence that communicates vital processing and quality statistics in real time. For these printers, we furnish integrated print materials that are specifically designed for use in those printers and that are packaged in smart cartridges designed to enhance system functionality, up-time, materials shelf life and overall printer reliability, with the objective of providing our customers with a built-in quality management system and a fully integrated work flow solution.

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

SLA Materials

We offer a variety of plastic-like performance characteristics and attributes designed to mimic specific, engineered, thermoplastic materials under the Accura® brand name. When used in our SLA printers, our proprietary liquid resins turn into a solid surface one layer at a time, and through an additive building process, all the layers bond and fuse to make a solid part. SLA print materials include general purpose as well as specialized materials and are ideal for fit and form testing, wind tunnel testing, casting, patterns and molds, show models and healthcare applications.

To further complement and expand the range of materials we offer to our customers, we also distribute SLA materials under recognized third-party brand names.

SLS Materials

Our proprietary selective laser sintering materials and composites includes a range of rigid plastic, elastomeric and nylon materials as well as various composites of these ingredients. Our SLS printers have built-in versatility; therefore, the same printers can be used to process multiple materials.

Our DuraForm laser sintering materials include CastForm and LaserForm proprietary SLS materials. SLS materials are used to create durable, functional end-use parts, prototypes and durable patterns as well as assembly jigs and fixtures. They are also used to produce flexible parts, high-temperature resistant parts, patterns for investment casting, functional tooling such as injection molding tool inserts, and end-use parts for customized advanced manufacturing applications.

Product designers and developers from major automotive, aerospace and consumer products companies use SLS parts extensively as functional test models, including in harsh test environment conditions. Aerospace and medical companies use our SLS printers to produce end-use parts directly, which enables them to create customized parts economically without tooling.

DMP Materials

Our direct metal printing materials include very fine metal and ceramic powders. These materials include ceramics, stainless steels, tool steels, super alloys, non-ferrous alloys, precious metals and alumina. Our DMP printers and materials are used for chemically pure, fully dense, fine feature detail printing of end use parts and patterns in aerospace, automotive and healthcare applications. Super alloys are commonly used in parts of gas turbine engines that are subject to high temperatures and require high strength, high temperature creep resistance, phase stability and oxidation and corrosion resistance. Non-ferrous metals include aluminum and titanium. Precious metals such as gold, silver and platinum and exotic or rare metals such as cobalt, mercury or tungsten can also be processed.

VisiJet Print Materials

VisiJet print materials consist of a wide range of plastic, composite and wax materials, including durable materials that provide injection-molded like properties. VisiJet plastic materials are used in demanding, high end prototyping, casting and manufacturing applications. VisiJet wax print materials and special dissolvable support materials are ideal for direct casting applications such as custom jewelry manufacturing, dental crowns and bridge work and other casting and micro-casting applications.

PJP Print Materials

Materials for use in our PJP 3D printers provide multi-color, durable, real plastic parts, including polylatic acid (PLA), acrylonitrile butadiene styrene (ABS) and polyamide (Nylon). These print materials are packaged in proprietary smart cartridges and offer a variety of properties, including tough polymer materials strong enough for car bumpers and biodegradable thermoplastics.

Services

Warranty, Maintenance and Training Services

We provide a variety of customer services and local application support and field support on a worldwide basis for our products. For our 3D printers and software, we provide these services and field support either directly or through a network of authorized resellers or other sources. We are continuing to expand our reseller channel for our consumer and professional 3D printers and software and to train our resellers to perform installation and maintenance services for our printers.

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

All our 3D printers are sold with maintenance support that generally covers a warranty period ranging from 90 days to one year. We generally offer service contracts that enable our customers to continue maintenance coverage beyond the initial warranty period. These service contracts are offered with various levels of support and are priced accordingly. We employ customer-support sales engineers in North America, South America, in several countries in Europe and in parts of the Asia Pacific region to support our worldwide customer base. As a key element of warranty and service contract maintenance, our service engineers provide regularly scheduled preventive maintenance visits to customer sites. We also provide training to our distributors and resellers to enable them to perform these services.

We distribute spare parts on a worldwide basis to our customers, primarily from locations in the U.S., South America, EMEA and Asia Pacific.

We also offer upgrade kits for certain of our printers that enable our existing customers to take advantage of new or enhanced printer capabilities; however, we have discontinued upgrade support for certain of our older legacy printers.

Quickparts Services

We provide an extensive suite of on-demand parts services through our Quickparts branded global network of fulfillment facilities. Our Quickparts service offers a broad range of precision plastic and metal parts service capabilities produced from a wide range of 3D printing and traditional materials using a variety of additive and traditional manufacturing processes. Customers may procure a complete range of precision parts services using a variety of finishing, molding and casting capabilities. In addition, preferred service providers and leading service bureaus can use our on-demand custom parts service as their comprehensive order-fulfillment center.

Consumer Services

In addition to our consumer 3D printers, we offer Cubify, our online hosting and publishing platform providing simple-to-use content creation tools, content downloads, cloud printing services and licensing arrangements and hosting for third parties. In addition to Cubify, we also provide consumer services related to the entertainment industry through our Gentle Giant brand. We are continuing to expand our consumer offerings, including partnerships and open software development kit for developers and designers, expanded content and Cubify exclusive designs, and apps to create and modify 3D digital data.

Software Services

In addition to our software products, we offer customers post sale software maintenance, which includes updates and software support for our design, reverse engineering and inspection software packages.

Healthcare Services

We provide healthcare services through our Medical Modeling, LayerWise and Simbionix brands. We provide modeling and design services, including virtual surgical planning (VSP™), printing and finishing of medical study models and devices, including surgical kits, implants and other personalized medical devices. We also provide service on our surgical simulators sold through Simbionix.

Global Operations

We operate in the Americas, Europe, the Middle East and the Asia Pacific regions, and distribute our products and services in those areas as well as to other parts of the world. Revenue in countries outside the U.S. accounted for 49.1%, 44.5% and 44.5% of consolidated revenue in the years ended December 31, 2014, 2013 and 2012, respectively.

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

Marketing and Customers

Our sales and marketing strategy focuses on an integrated approach that is directed at providing 3D content-to-print solutions and services to meet a wide range of customer needs. This integrated approach includes the sales and marketing of our entire portfolio of products and services.

Our sales organization is responsible for the sale of all of our products and services on a worldwide basis and for the management and coordination of our growing network of authorized resellers. With the exception of our online channels and direct Quickparts salespersons, we sell our products and services primarily through resellers who are supported by our own experienced channel sales managers consisting of salespersons who work throughout the Americas, EMEA and Asia Pacific.  Our application engineers provide professional services through pre-sales and post-sales support and assist existing customers so that they can take advantage of our latest print materials and techniques to improve part quality and machine productivity. This group also leverages our customer contacts to help identify new application opportunities that utilize our proprietary processes and access to our Quickparts printing service. As of December 31, 2014, our worldwide sales, application and service staff consisted of 202 employees.

In certain areas of the world where we do not operate directly, we have appointed sales agents and distributors who are authorized to sell our products and services on our behalf. Certain of those agents and distributors also provide services to customers in those geographic areas.

As a complement to our printers and materials sales, we maintain our Quickparts on demand parts service, a global network of parts printing service locations, which we sell through a direct sales team and our online platform. In addition to providing a comprehensive range of services to customers, Quickparts also provides relationship building and lead generation for future sales of our products.

Our consumer oriented 3D printers, scanners, software, content and services are available online through Cubify and through retail stores and distributors as well as through our reseller channel.

Our customers include major companies and small and midsize businesses in a broad range of industries, including manufacturers of automotive, aerospace, computer, electronic, defense, education, consumer, energy and healthcare products. Purchasers of our printers include original equipment manufacturers (OEM’s), government agencies, universities and other educational institutions, independent service bureaus and individual consumers.  No single customer accounted for more than 10 percent of our consolidated revenue for  the years ended December 31, 2014, 2013 or 2012.

Production and Supplies

We assemble our Cube and Cube Pro 3D printers, our ProJet 1000 through 7000 3D printers and other equipment at our Rock Hill, South Carolina facilities. Our ProJet x60 series of 3D printers are assembled at our Andover, Massachusetts location. Our Herndon, Virginia facility produces our Vidar digitizers as well as provides additional Cube 3D printers assembly. Our Simbionix branded 3D simulators are produced in our facility in Airport City, Israel. Our direct metals printers are produced in the U.S. and France.

We outsource certain production printer assembly and refurbishment activities to selected design and engineering companies and suppliers. These suppliers also carry out quality control procedures on our printers prior to their shipment to customers. As part of these activities, these suppliers have responsibility for procuring the components and sub-assemblies that are used in our printers. We purchase finished printers from these suppliers pursuant to forecasts and customer orders that we supply to them. While the outsourced suppliers of our printers have responsibility for the supply chain of the components for the printers they assemble, the components, parts and sub-assemblies that are used in our printers are generally available from several potential suppliers.

We produce print materials at our facilities in Andover, Massachusetts; Barberton, Ohio; Marly, Switzerland and Rock Hill, South Carolina. We also have arrangements with third parties who blend to our specifications certain print materials that we sell under our own brand names. As discussed above, we also purchase print materials from third parties for resale to our customers.

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

Research and Development

The 3D printing industry is experiencing rapid technological change. Consequently, we have ongoing research and development programs to develop new printers and print materials and to enhance our product lines as well as to improve and expand the capabilities of our printers, print materials and software. These include significant technology platform developments for products, materials and software. Our development efforts are often augmented by development arrangements with research institutions, customers, suppliers of material and hardware and the assembly and design firms that we have engaged to assemble our printers. From time to time, we also engage third party engineering companies and specialty print materials companies in specific development projects.

In addition to our internally developed technology platforms, we have acquired products or technologies developed by others by acquiring business entities that held ownership rights to the technologies. In other instances we have licensed or purchased the intellectual property rights of technologies developed by third parties through licensing agreements that may obligate us to pay a license fee or royalty, typically based upon a dollar amount per unit or a percentage of the revenue generated by such products. As noted below, the amount of such royalties was not material to our results of operations or consolidated financial position for the three-year period ended December 31, 2014.

Research and development expenses were $75.4 million, $43.5 million and $23.2 million in 2014, 2013 and 2012, respectively.

No software development costs from acquisitions were capitalized in 2014. We capitalized $0.3 million of software development costs from acquisitions in 2013. We did not capitalize any software development costs in 2012. See Note 6 to the Consolidated Financial Statements.

Intellectual Property

We regard our technology platforms and materials as proprietary and seek to protect them through copyrights, patents, trademarks and trade secrets. At December 31, 2014 and 2013, we held 1,061 and 973 patents worldwide, respectively. At December 31, 2014, we also had 262 pending patent applications worldwide, including applications covering inventions contained in our recently introduced printers. The principal issued patents covering aspects of our various technologies will expire at varying times through the year 2027.

We are also a party to various licenses that have had the effect of broadening the range of the patents, patent applications and other intellectual property available to us.

We have also entered into licensing or cross-licensing arrangements with various companies in the United States and in other countries that enable those companies to utilize our technologies in their products or that enable us to use their technologies in our products. Under certain of these licenses, we are entitled to receive, or we are obligated to pay, royalties for the sale of licensed products in the U.S. or in other countries. The amount of such royalties was not material to our results of operations or consolidated financial position for the three-year period ended December 31, 2014.

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

Competition

We face competition from the development of new technologies or techniques not encompassed by the patents that we own or license and from the conventional technologies.

Our competitors also include other suppliers of 3D printers, print materials and software, including CAD design and scanning software, as well as suppliers of forming manufacturing solutions such as vacuum casting equipment. A number of companies currently sell print materials that compete with those we sell.  Numerous suppliers of these products operate both internationally and regionally, and many of them have well-recognized product lines that compete with us in a wide range of our product applications.

Competition for most of our 3D printers is based primarily on process know-how, product application know-how and the ability to provide a full range of products and services to meet customer needs. Accordingly, our ongoing research and development programs are intended to enable us to maintain technological leadership. Certain of the companies producing competing products or providing competing services are well established and may have greater financial resources than us.

Our competitors are also companies that manufacture machines that make, or use machines to make, models, prototypes, molds and small-volume to medium-volume manufacturing parts. These competitors include suppliers of CNC, suppliers of plastics molding equipment, including injection-molding equipment, suppliers of traditional machining, milling and grinding equipment, and businesses that use such equipment to produce models, prototypes, molds and manufacturing parts. These conventional machining, plastic molding and metal casting techniques continue to be the most common methods by which plastic and metal parts, models, functional prototypes and metal tool inserts are manufactured today.

We believe that our future success depends on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technologies to new applications and anticipate and respond to emerging standards, business models, service delivery methods and other technological changes.

Employees

At December 31, 2014, we had 2,136  full-time employees. Although some of our employees outside the U.S. are subject to local statutory employment and labor arrangements, none of our U.S. employees are covered by collective bargaining agreements. We have not experienced any material work stoppages and believe that our relations with our employees are satisfactory.

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

Executive and Other Officers

The information appearing in the table below sets forth the current position or positions held by each of our officers and his or her age as of February 1,  2015. All of our officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our officers or directors.

Name and Current Position	Age as of February 1, 2015
Abraham N. Reichental
President and Chief Executive Officer	58
Charles W. Hull
Executive Vice President and Chief Technology Officer	75
Theodore A. Hull
Executive Vice President and Chief Financial Officer	57
Mark W. Wright
Executive Vice President and Chief Operating Officer	50
David R. Styka
Vice President and Chief Accounting Officer	53
Kevin P. McAlea
Executive Vice President and Chief Operating Officer, Healthcare	56
Andrew M. Johnson
Executive Vice President, Chief Legal Officer and Secretary	40
Cathy L. Lewis
Executive Vice President and Chief Marketing Officer	63

We have employed each of the individuals in the foregoing table, other than Theodore A. Hull, Mark W. Wright and David R. Styka, for more than five years.

Mr. Hull assumed the role of Executive Vice President and Chief Financial Officer on November 4, 2014.  Mr. Hull’s career spans more than three decades of progressing financial leadership roles in high-tech companies and sector leaders including Cisco, Maxtor and IBM. Most recently, he served as Executive Vice President and Chief Financial Officer of Fusion-io, a provider of advanced flash storage solutions, from December 2013 until the company's purchase by SanDisk Corporation in July 2014. Mr. Hull served as Vice President, Finance at Cisco Systems, Inc. a manufacturer of IP networking products and services, from 2007 to September 2013.

Mr. Wright assumed the role of Executive Vice President and Chief Operating Officer on October 27, 2014. Mr. Wright joins the Company after an 18-year career at EMC Corporation, a Fortune 500 provider of web-based computing systems and data storage products. Most recently, he served as Senior Vice President of Business Development and Operations – Lenovo, since April 2014. He served as the Chief Operating Officer, Flash Product Division from October 2012 to April 2014, served as Senior Vice President, Strategic Operations, IIP Division from January to October 2012, Senior Vice President, Business Operations, Unified Storage Division from January 2011 to January 2012 and Vice President, Operations and Business Transformation, Unified Storage Division from 2008 to January 2011.

Mr. Styka assumed the role of Vice President and Chief Accounting Officer on January 14, 2015. Mr. Styka joins the Company after serving as Vice President – Finance and Treasurer at Family Dollar Stores, Inc. a value retailer. At Family Dollar, Mr. Styka served as Vice President – Finance and Treasurer since April 2014, Vice President – Finance from March 2011 to April 2014, and Divisional Vice President – Tax and Inventory from July 2008 to March 2011.

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

We completed ten acquisitions in 2014. We also intend to continue to evaluate acquisition opportunities in the future in an effort to expand our business and enhance stockholder value. Acquisitions involve certain risks and uncertainties including:

•

Difficulty in integrating newly acquired businesses and operations in an efficient and cost-effective manner, which may also impact our ability to realize the potential benefits associated with the acquisition;

•	The risk that significant unanticipated costs or other problems associated with integration may be encountered;

•	The challenges in achieving strategic objectives, cost savings and other anticipated benefits;

•	The risk that our marketplaces do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in the marketplaces that we serve;

•	The risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying party;

•	The inability to maintain a relationship with key customers, vendors and other business partners of the acquired businesses;

•	The difficulty in maintaining controls, procedures and policies during the transition and integration;

•	The potential loss of key employees of the acquired businesses;

•	The risk of diverting management attention from our existing operations;

•	Difficulties in coordinating geographically disparate organizations and corporate cultures and integrating management personnel with different business backgrounds.

•	The potential failure of the due diligence process to identify significant problems, liabilities or other challenges of an acquired company or technology;

•	The risk that we incur significant costs associated with such acquisition activity that may negatively impact our operating results before the benefits of such acquisitions are realized, if at all;

•	The risk of incurring significant exit costs if products or services are unsuccessful;

•	The entry into marketplaces where we have no or limited direct prior experience and where competitors have stronger marketplace positions;

•	The exposure to litigation or other claims in connection with our assuming claims or litigation risks from terminated employees, customers, former shareholders or other third parties; and

•	The risk that historical financial information may not be representative or indicative of our results as a combined company.

We have experienced rapid and significant growth in our operations, both organically and from acquisitions, and we intend to continue to grow. The adaptation of our infrastructure to our growth will require, among other things, continued development of our financial and management controls and management information systems, management of our sales channel, continued capital expenditures, the ability to attract and retain qualified management personnel and the training of new personnel. We cannot be sure that our infrastructure, systems, procedures, business processes and managerial controls will be adequate to support the significant growth in our operations. Any delays in, or problems associated with, implementing, or transitioning to, new or enhanced systems, procedures, or controls to accommodate and support the requirements of our business and operations and to effectively and efficiently integrate acquired operations may adversely affect our ability to meet customer requirements, manage our product inventory, and record and report financial and management information on a timely and accurate basis. These potential negative effects could prevent us from realizing the benefits of an acquisition transaction or other growth opportunity. In that event, our competitive position, revenues, revenue growth, results of operations and liquidity could be adversely affected, which could, in turn, adversely affect our share price and shareholder value.

We face significant competition in many aspects of our business, which could cause our revenue and gross profit margins to decline. Competition could also cause us to reduce sales prices or to incur additional marketing or production costs, which could result in decreased revenue, increased costs and reduced margins.

We compete for customers with a wide variety of producers of equipment and software for models, prototypes, other three-dimensional objects and end-use parts as well as producers of print materials and services for this equipment. Some of our existing and potential competitors are researching, designing, developing and marketing other types of competitive equipment and software, print materials and services. Certain of these competitors may have financial, marketing, manufacturing, distribution and other resources substantially greater than ours.

We also expect that future competition may arise from the development of allied or related techniques for equipment and print materials that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop certain products, and from improvements to existing print materials and equipment technologies.

Some of our patents have recently expired and others will expire in coming years. Upon expiration of those patents, our competitors may introduce products using the technology previously protected by the expired patents, which products may have lower prices than those of our products. To compete, we may need to reduce our prices for those products, which could adversely affect our revenues, margins and profitability. Additionally, the expiration of our patents could reduce barriers to entry into additive manufacturing, which could result in the reduction of our sales and earnings potential. If competitors using technology previously protected by our expired patents were to introduce products of inferior quality, our potential customers may view the technology negatively, which would have an adverse effect on our image and reputation and on our ability to compete with systems using other additive fabrication technologies.

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

Our business may be affected by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new standards and practices, any of which could render our existing products and proprietary technology obsolete. Accordingly, our ongoing research and development programs are intended to enable us to maintain technological leadership. We believe that to remain competitive we must continually enhance and improve the functionality and features of our products, services and technologies. However, there is a risk that we may not be able to:

•	Develop or obtain leading technologies useful in our business;

•	Enhance our existing products;

•

Develop new products, services and technologies that address the increasingly sophisticated and varied needs of prospective customers, particularly in the area of printer speeds and print materials functionality, and the developing consumer market;

•	Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis; or

•	Recruit or retain key technology employees.

Our balance sheet contains several categories of intangible assets totaling $841.1 million at December 31, 2014 that we could be required to write off or write down in the event of the impairment of certain of those assets arising from any deterioration in our future performance or other circumstances. Such write-offs or write-downs could adversely impact our future earnings and stock price, and our ability to obtain financing.

At December 31, 2014, we had $589.5 million in goodwill capitalized on our balance sheet. Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” requires that goodwill and some long-lived intangibles be tested for impairment at least annually. In addition, goodwill and intangible assets are tested for impairment at other times as circumstances warrant, and such testing could result in write-downs of some of our goodwill and long‑lived intangibles. Impairment is measured as the excess of the carrying value of the goodwill or intangible asset over the fair value of the underlying asset. A key factor in determining whether impairment has occurred is the relationship between our market capitalization and our book value. Accordingly, we may, from time to time, incur impairment charges, which are recorded as operating expenses when they are incurred and would reduce our net income and adversely affect our operating results in the period in which they are incurred.

As of December 31, 2014, we had $251.6 million of other intangible assets, net, consisting of licenses, patents, and other intangibles that we amortize over time. Any material impairment to any of these items would result in a non-cash charge and would not impact our cash position or cash flows, but such a charge could adversely affect our results of operations and stockholders’ equity and could affect the trading price of our common stock in the period in which they are incurred.

As discussed below, we completed several business acquisitions during 2014, 2013 and 2012. The majority of the acquisitions have resulted in our recording additional goodwill on our consolidated balance sheet. This goodwill typically arises because the purchase price for these businesses reflects a number of factors including the future earnings and cash flow potential of these businesses, the multiples to earnings, cash flow and other factors, such as prices at which similar businesses have been purchased by other acquirers, the competitive nature of the process by which we acquired the business, and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

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

We may not be able to protect our intellectual property rights and confidential information, including our digital content, from third-party infringers or unauthorized copying, use or disclosure.

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

If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring or incurring additional debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to obtain additional capital or refinance any indebtedness will depend on, among other things, the capital markets, our financial condition at such time and the terms and conditions of any such financing or indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

During 2014 we carried out one capital markets transaction and received $299.7 million of net proceeds. We also entered into a revolving, unsecured credit facility with PNC Bank, National Association, as Administrative Agent, and certain other lenders party thereto during 2014.  The Credit Agreement comprises a revolving loan facility that provides for advances in the initial aggregate principal amount of up to $150.0 million. From time-to-time we may seek access to additional external sources of capital to fund working capital needs, capital expenditures, acquisitions, and for other general corporate purposes. However, we cannot assure you that capital would be available from external sources such as bank credit facilities, debt or equity financings or other potential sources to fund any of those future needs.

If our ability to generate cash flow from operations and our existing cash becomes inadequate to meet our needs, our options for addressing such capital constraints include, but are not limited to, (i) obtaining additional debt financing or increasing the limit on our current revolving credit facility, (ii) accessing the public capital markets, or (iii) delaying certain of our existing development projects. If it became necessary to obtain additional debt financing it is likely that such alternatives in the current market environment would be on less favorable terms than we have historically obtained, which could have an adverse impact on our consolidated financial position, results of operations or cash flows.

The lack of additional capital resulting from any inability to generate cash flow from operations or to raise equity or debt financing could force us to substantially curtail or cease operations and would, therefore, have an adverse effect on our business and financial condition. Furthermore, we cannot assure you that any necessary funds, if available, would be available on attractive terms or that they would not have a significantly dilutive effect on our existing stockholders. If our financial condition worsens and we become unable to attract additional equity or debt financing or enter into other strategic transactions, we could become insolvent or be forced to declare bankruptcy and we would not be able to execute our growth strategy.

The variety of products that we sell could cause significant quarterly fluctuations in our gross profit margins, and those fluctuations in margins could cause fluctuations in operating income or loss and net income or loss.

We continuously work to expand and improve our products, materials and services offerings, the number of geographic areas in which we operate and the distribution channels we use to reach various target product applications and customers. This variety of products, applications and channels involves a range of gross profit margins that can cause substantial quarterly fluctuations in gross profit and gross profit margins depending upon the mix of product shipments from quarter to quarter. Additionally, the introduction of new products or services may further heighten quarterly fluctuations in gross profit and gross profit margins due to manufacturing ramp-up and start-up costs. We may experience significant quarterly fluctuations in gross profit margins or operating income or loss due to the impact of the mix of products, channels or geographic areas in which we sell our products from period to period. In some quarters, it is possible that our financial performance could be below expectations of analysts and investors. If so, the price of our common stock may be volatile or decline and our cost of capital may increase.

We derive a significant portion of our revenue from business conducted outside the U.S and are subject to the risks of doing business outside the U.S.

For the year ended 2014, 49.1% of our consolidated revenue is derived from customers in countries outside the U.S. There are many risks inherent in business activities outside the U.S. that, unless managed properly, may adversely affect our profitability, including our ability to collect amounts due from customers. While most of our operations outside the U.S. are conducted in highly developed countries, they could be adversely affected by:

•	Unexpected changes in laws, regulations and policies of non-U.S. governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad;

•	Changes in regulatory requirements, including export controls, tariffs and embargoes, other trade restrictions, competition, corporate practices and data privacy concerns;

•	Political policies, political or civil unrest, terrorism or epidemics and other similar outbreaks;

•	Fluctuations in currency exchange rates;

•	Seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe and extended holiday periods in various parts of the world;

•	Limited protection for the enforcement of contract and intellectual property rights in some countries;

•	Potentially longer sales cycles and payment cycles;

•	Transportation delays;

•	Difficulties in staffing and managing foreign operations;

•	Operating in countries with a higher incidence of corruption and fraudulent business practices;

•	Potentially adverse changes in taxation; and

•	Other factors, depending upon the specific country in which we conduct business.

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

We depend on our supply chain for components and sub-assemblies used in our 3D printers and other products and for raw materials used in our print materials. If these relationships were to terminate or be disrupted, our business could be disrupted while we located alternative suppliers and our expenses may increase.

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

While we believe that we can obtain all the components necessary for our products from other manufacturers, we require any new supplier to become “qualified” pursuant to our internal procedures, which could involve evaluation processes of varying durations. We generally have our printers and other products assembled based on our internal forecasts and the supply of raw materials, assemblies, components and finished goods from third parties, which are subject to various lead times.  In addition, at any time, certain suppliers may decide to discontinue production of an assembly, component or raw material that we use. Any unanticipated change in the sources of our supplies, or unanticipated supply limitations, could increase production or related costs and consequently reduce margins.

If our forecasts exceed actual orders, we may hold large inventories of slow-moving or unusable parts, which could have an adverse effect on our cash flow, profitability and results of operations. Inversely, we may lose orders if our forecast is low and we are unable to meet demand.

We have engaged selected design and manufacturing companies to assemble certain of our production printers. In carrying out these outsourcing activities, we face a number of risks, including:

•	The risk that the parties that we retain to perform assembly activities may not perform in a satisfactory manner;

•

The risk of disruption in the supply of printers or other products to our customers if such third parties either fail to perform in a satisfactory manner or are unable to supply us with the quantity of printers or other products that are needed to meet then current customer demand; and

•	The risk of insolvency of these suppliers, as well as the risks that we face, as discussed above, in dealing with a limited number of suppliers.

Our operations could suffer if we are unable to attract and retain key management or other key employees.

Our success depends upon the continued service and performance of our senior management and other key personnel. Our senior executive team is critical to the management of our business and operations, as well as to the development of our strategy. The loss of the services of one or more members of our senior executive team could delay or prevent the successful implementation of our growth strategy, or our commercialization of new applications for our systems or other products, or could otherwise adversely affect our ability to manage our company effectively and carry out our business plan. Members of our senior management team may resign at any time. High demand exists for senior management and other key personnel (including scientific, technical and sales personnel) in the 3D printing industry, and there can be no assurance that we will be able to retain such personnel. We experience intense competition for qualified personnel. While we intend to continue to provide competitive compensation packages to attract and retain key personnel, some of our competitors for these employees have greater resources and more experience, making it difficult for us to compete successfully for key personnel. If we cannot attract and retain sufficiently qualified technical employees for our research and development and manufacturing operations, we may be unable to achieve the synergies expected from mergers and acquisitions that we may effect from time to time, or to develop and commercialize new products or new applications for existing products. Furthermore, possible shortages of key personnel, including engineers, in the regions surrounding our facilities could require us to pay more to hire and retain key personnel, thereby increasing our costs.

Our products and services may experience quality problems from time to time that can result in decreased sales and operating margin  and harm to our reputation.

We sell complex hardware and software products, materials and services that can contain design and manufacturing defects. Sophisticated software and applications, such  as those sold  by us, may contain “bugs” that can unexpectedly interfere with the software’s intended  operation. Defects may also occur  in components  and products we purchase from third parties.  There can  be  no assurance we will  be able  to detect  and fix all defects  in the hardware,  software, materials and services we sell. Failure  to  do  so could result  in lost revenue, significant warranty and other expenses and harm  to our reputation.

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

The sale and support of our products entails the risk of product liability claims. Any product liability claim brought against us, regardless of its merit, could result in material expense, diversion of management time and attention, damage to our business reputation and failure to retain existing customers or to attract new customers.

We face risks in connection with changes in energy-related expenses.

We and our suppliers depend on various energy products in processes used to produce our products. Generally, we acquire products at market prices and do not use financial instruments to hedge energy prices. As a result, we are exposed to market risks related to changes in energy prices. In addition, many of the customers and industries to whom we market our products and services are directly or indirectly dependent upon the cost and availability of energy resources.

Our business and profitability may be adversely affected to the extent that our or our customers’ energy-related expenses increase, both as a result of higher costs of producing, and potentially lower profit margins in selling, our products and services and because increased energy costs may cause our customers to delay or reduce purchases of our products and services.

We rely on our management information systems for inventory management, distribution, and other key functions. If our information systems fail to adequately perform these functions, or if we experience an interruption in their operation, our business and operating results could be adversely affected.

The efficient operation of our business is dependent on our management information systems. We rely on our management information systems: to, among other things, effectively manage our accounting and financial functions, including maintaining our internal controls; to manage our manufacturing and supply chain processes; and to maintain our research and development data. The failure of our management information systems to perform properly could disrupt our business and product development, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business and operating results to suffer. Although we take steps to secure our management information systems, including our computer systems, intranet and Internet sites, email and other telecommunications and data networks, the security measures we have implemented may not be effective and our systems may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, natural or man-made disasters, cyber-attacks, computer viruses, power loss, or other disruptive events. Our reputation and financial condition could be adversely affected if, as a result of a significant cyber event or otherwise, our operations are disrupted or shut down; our confidential, proprietary information is stolen or disclosed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.

Our common stock price has been and may continue to be volatile.

The market price of our common stock has experienced, and may continue to experience, considerable volatility. Between January 1, 2013 and December 31, 2014,  after giving effect to the three-for-two stock split in the nature of a 50% stock dividend that we distributed in February 2013, the trading price of our common stock has ranged from a low of $28.38 per share to a high of $96.42 per share.

Numerous factors could have a significant effect on the price of our common stock, including those described or referred to in this “Risk Factors” section of this Form 10-K, as well as, among other things:

•	Our perceived value in the securities markets;

•	Overall trends in the stock market;

•	Announcements of fluctuations in our operating results or the operating results of one or more of our competitors;

•	The impact of changes in our results of operations, our financial condition or our prospects or on how we are perceived in the securities markets;

•	Future sales of our common stock or other securities (including any shares issued in connection with earn-out obligations for any past or future acquisition);

•	Market conditions for providers of products and services such as ours;

•	Changes in recommendations or earnings estimates by securities analysts; and

•	Announcements of acquisitions by us or one of our competitors.

The number of shares of common stock issuable in a stock offering, the issuance of restricted stock awards or the issuance of shares in connection with certain acquisitions or the conversion of the notes could dilute the ownership interest of existing stockholders and may affect the market price for our common stock.

We may issue additional securities, from time to time, as necessary to provide flexibility to execute our growth strategy.  We raised net proceeds of approximately  $299.7 million and $272.1 million through issuances of common stock in 2014 and 2013, respectively.

Our Certificate of Incorporation, as amended, authorizes our issuance of up to a total 220.0 million shares of common stock, of which 112.2 million shares have been issued or are otherwise currently reserved for issuance. Future issuances could have the effect of diluting our earnings per share as well as our existing stockholders’ individual ownership percentages and could lead to volatility in our common stock price.

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

Our business involves the use of hazardous materials, and we must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do business.

Our business involves the blending, controlled storage, use and disposal of hazardous materials. We and our suppliers are subject to federal, state and local as well as foreign laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that the safety procedures utilized by us for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state, federal or foreign authorities may curtail the use of these materials and interrupt our business operations. If we are subject to any liability as a result of activities involving hazardous materials, our business and financial condition may be adversely affected and our reputation may be harmed.

Regulations related to conflict-free minerals may cause us to incur additional expenses and may create challenges with our customers.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability regarding the use of “conflict” minerals mined from the Democratic Republic of Congo (the “DRC”) and adjoining countries. The SEC has established annual disclosure and reporting requirements for those companies who use “conflict” minerals sourced from the DRC and adjoining countries in their products. These requirements could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict-free minerals, we cannot ensure that we will be able to obtain these conflict-free minerals in sufficient quantities or at competitive prices. Compliance with these requirements may also increase our costs, including costs that may be incurred in conducting due diligence procedures to determine the sources of certain minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. In addition, we may face challenges with our customers if we are unable to sufficiently verify the origins of the minerals used in our products.

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

Our ability to issue preferred stock gives us flexibility concerning possible acquisitions and financings, but it could make it more difficult for a third party to acquire a majority of our outstanding common stock. In addition, any preferred stock that is issued may have other rights, including dividend rights, liquidation preferences and other economic rights, senior to the common stock, which could have an  adverse effect on the market value of our common stock.

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

We are subject to U.S. and other anti-corruption laws, trade controls, economic sanctions, and similar laws and regulations. Our failure to comply with these laws and regulations could subject us to civil, criminal and administrative penalties and harm our reputation.

Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and various foreign jurisdictions. These laws and regulations place restrictions on our operations, trade practices, partners and investments. In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”) and United Kingdom Bribery Act (the “Bribery Act”), export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), the State Department's Directorate of Defense Trade Controls (“DDTC”), and the Bureau of Industry and Security (“BIS”). As a result of doing business in foreign countries and with foreign customers, we are exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations.

As part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA’s prohibition on providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. In addition, the provisions of the Bribery Act  extend beyond bribery of foreign public officials and also apply to transactions with individuals that a government does not employ. Some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. Our continued expansion outside the U.S., including in developing countries, and our development of new partnerships and joint venture relationships worldwide, could increase the risk of FCPA, OFAC or Bribery Act violations in the future.

As an exporter, we must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws include the International Traffic in Arms Regulations (“ITAR”) administered by the DDTC, the Export Administration Regulations (“EAR”) administered by the BIS, and trade sanctions against embargoed countries and destinations administered by OFAC. The EAR governs products, parts, technology and software which present military or weapons proliferation concerns, so-called “dual use” items, and ITAR governs military items listed on the United States Munitions List. Prior to shipping certain items, we must obtain an export license or verify that license exemptions are available. Any failures to comply with these laws and regulations could result in fines, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties.

Violations of anti-corruption and trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist our compliance with applicable U.S. and international anti-corruption and trade control laws and regulations, including the FCPA, the Bribery Act and trade controls and sanctions programs administered by OFAC, the DDTC and BIS, and have trained our employees to comply with these laws and regulations. However, there can be no assurance that all of our employees, consultants, agents or other associated persons will not take actions in violation of our policies and these laws and regulations, and that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our joint venture partners take inside or outside of the United States, even though our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could have an adverse effect on our reputation, business, financial condition and results of operations. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, persons and entities, which could adversely affect our reputation, business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We occupy an 80,000 square foot headquarters, research and development and manufacturing facility in Rock Hill, South Carolina, which we lease pursuant to a lease agreement with Lex Rock Hill, LP. After its initial term ending August 31, 2021, the lease provides us with the option to renew the lease for two additional five-year terms as well as the right to cause Lex Rock Hill, LP, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of approximately $0.7 million annually from 2014 through 2020, with a  rent escalation in 2016 through 2021. Under the terms of the lease, we are obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. Pursuant to the terms of the lease, we exercised the right to purchase the undeveloped land surrounding the leased premises in March 2011. We purchased this 11-acre parcel contiguous to our Rock Hill facility for future expansion and additional facility capacity to continue to expand in-house manufacturing activities for printers and print materials.

In addition, we own our Lawrenceburg, Tennessee production facility and lease various other facilities throughout the world. The table below summarizes those facilities greater than 10,000 square feet per location.

Location	Square Feet	Primary Function
Rock Hill, South Carolina	200,000	Production and warehouse
Wilsonville, Oregon	79,900	Research and development
Andover, Massachusetts	57,600	Production and research and development and sales
Baja, Mexico	49,400	Quickparts services
Tulsa, Oklahoma	44,000	Quickparts services
Sao Paulo, Brazil	37,000	Quickparts services
Lawrenceburg, Tennessee	36,000	Quickparts services
Rock Hill, South Carolina	33,700	Production and warehouse
Riom, France	33,300	Production and research and development and sales
Turin, Italy	32,300	Quickparts services
Seoul, Korea	30,900	Research and development and sales
Barberton, Ohio	30,500	Production and research and development and sales
Seattle, Washington	29,400	Quickparts services
Leuven, Belgium	28,400	Quickparts services
Herndon, Virginia	27,000	Production and research and development and sales
Burbank, California	23,000	Production and research and development and sales
Golden, Colorado	22,400	Production and research and development and sales
High Wycombe, United Kingdom	22,300	Quickparts services
Cary, North Carolina	21,800	Research and development and sales
Le Mans, France	21,200	Quickparts services
Budel, Netherlands	19,900	Quickparts services
Langhorne, Pennsylvania	18,800	Quickparts services
Airport City, Israel	16,600	Production and research and development and sales
Marly, Switzerland	15,300	Production and research and development and sales
Gahanna, Ohio	13,300	Quickparts services
Hemel Hempstead, United Kingdom	12,400	General and corporate
Valencia, California	11,000	Research and development
Atlanta, Georgia	10,900	Quickparts services

Item 3. Legal Proceedings

For information relating to legal proceedings, see Note 22 to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On May 26, 2011, we transferred the listing of our Common Stock to the New York Stock Exchange (“NYSE”) under the trading symbol “DDD.” Prior to that, our Common Stock was listed on The NASDAQ Global Market (“NASDAQ”) and traded under the symbol “TDSC.” The following table sets forth, for the periods indicated, the range of high and low prices of our common stock, $0.001 par value, as quoted on the NYSE, with ticker DDD. In addition, we completed a three-for-two stock split in the form of a 50% stock dividend, effective February 15, 2013, which is reflected in the prices in the table below.

Year	Period	High	Low
2013	First Quarter	$46.53	$29.16
	Second Quarter	50.22	30.75
	Third Quarter	55.69	44.87
	Fourth Quarter	92.93	49.46
2014	First Quarter	$96.42	$56.81
	Second Quarter	59.80	44.80
	Third Quarter	63.46	46.37
	Fourth Quarter	44.54	28.38

As of February 18, 2015, our outstanding common stock was held by approximately 879  stockholders of record. This figure does not reflect the beneficial ownership of shares held in the nominee name.

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

The payment of dividends on our common stock may be restricted by the provisions of credit agreements or other financing documents that we may enter into or the terms of securities that we may issue from time to time.  Currently, no such agreements or documents limit our declaration of dividends or payments of dividends, other than our $150 million five-year revolving, unsecured credit facility with PNC, which limits the amount of cash dividends that we may pay in any one fiscal year to $30.0 million.

Issuance of Unregistered Securities and Issuer Purchases of Equity Securities

On February 18, 2014, as part of the consideration for the acquisition of the business and assets of Digital PlaySpace, Inc., we issued 0.03 million unregistered shares of 3D Systems Corporation common stock to Digital Playspace, Inc., which represented to us that it was an “Accredited Investor” as defined in Regulation D of the Securities Act of 1933, as amended, in reliance on the private offering exemptions contained in Section 4(2) of the Securities Act of 1933, as amended, and on Regulation D promulgated thereunder. The fair value of the consideration paid for this acquisition, net of cash acquired, was approximately $4.0 million, of which approximately $2.0 million was paid in cash and $2.0 million was paid in unregistered shares of the Company’s common stock.

On April 2, 2014, as part of the consideration for the acquisition of 100% of the shares of Medical Modeling Inc., we issued 0.3 million unregistered shares of 3D Systems Corporation common stock to the sellers of Medical Modeling Inc., each of whom represented to us that he was an “Accredited Investor” as defined in Regulation D of the Securities Act of 1933, as amended, in reliance on the private offering exemptions contained in Section 4(2) of the Securities Act of 1933, as amended, and on Regulation D promulgated thereunder. The fair value of the consideration paid for this acquisition, net of cash acquired, was approximately $69.0 million, of which approximately $51.5 million was paid in cash and $17.5 million was paid in unregistered shares of the Company’s common stock.

On August 6, 2014, as part of the consideration for the acquisition of certain assets of Bordner and Associates, Inc. d/b/a Laser Reproductions,  we issued 0.09 million unregistered shares of 3D Systems Corporation common stock to Bordner and Associates, Inc., which represented to us that it was an “Accredited Investor” as defined in Regulation D of the Securities Act of 1933, as amended, in reliance on the private offering exemptions contained in Section 4(2) of the Securities Act of 1933, as amended, and on Regulation D promulgated thereunder. The fair value of the consideration paid for this acquisition, net of cash acquired, was approximately $17.5 million, of which approximately $13.1 million was paid in cash and $4.4 million was paid in unregistered shares of the Company’s common stock.

We did not repurchase any of our equity securities during the year ended 2014, except for unvested restricted stock awards repurchased pursuant to our 2004 Incentive Stock Plan. See Note 14 to the Consolidated Financial Statements. For information regarding the securities authorized for issuance under our equity compensation plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plans” under Item 12. Also see Note 14 to the Consolidated Financial Statements.

Stock Performance Graph

The graph below shows, for the five years ended December 31, 2014, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2009 in our common stock. For purposes of the graph, cumulative total return assumes the reinvestment of all dividends. The graph compares such return with those of comparable investments assumed to have been made on the same date in (a) the NYSE Composite Index,  (b) the S&P 500 Information Technology Index, and (c) the S&P Mid-Cap 400 Index, which are published market indices with which we are sometimes compared.

Although total return for the assumed investment assumes the reinvestment of all dividends on December 31 of the year in which such dividends were paid, we paid no cash dividends on our common stock during the periods presented.

Our common stock is listed on the NYSE (trading symbol: DDD).

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

*  $100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/09	12/10	12/11	12/12	12/13	12/14
3D Systems Corporation	$ 100	$ 279	$ 255	$ 944	$ 2,465	$ 872
NYSE Composite Index	100	114	110	128	161	172
S&P 500 Information Technology Index	100	110	113	130	166	200

S&P 500 Mid-Cap 400 Index	100	127	124	147	196	215

Item 6. Selected Financial Data

The selected consolidated financial data set forth below for the five years ended December 31, 2014 have been derived from our historical Consolidated Financial Statements. You should read this information together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the notes to the selected consolidated financial data and our Consolidated Financial Statements and the notes thereto for December 31, 2014 and prior years included in this Form 10-K.

	Year ended December 31,
(in thousands, except per share amounts)	2014	2013	2012	2011	2010
Consolidated Statement of Operations and Other Comprehensive Income Data:
Consolidated Revenue:
Products	$283,339	$227,627	$126,798	$66,665	$54,686
Materials	158,859	128,405	103,182	70,641	58,431
Services	211,454	157,368	123,653	93,117	46,751
Total	653,652	513,400	353,633	230,423	159,868
Gross Profit	317,434	267,594	181,196	109,028	73,976
Income from operations	26,315	80,861	60,571	34,902	20,920
Net income (a)	11,946	44,119	38,941	35,420	19,566
Net income available to common stockholders	11,637	44,107	38,941	35,420	19,566
Net income available to common stockholders per share:
Basic and diluted	$0.11	$0.45	$0.48	$0.47	$0.28

Consolidated Balance Sheet Data:
Working capital	$432,199	$416,399	$212,285	$202,357	$42,475
Total assets	1,525,970	1,097,856	677,442	462,974	208,800
Current portion of debt and capitalized lease obligations	684	187	174	163	224
Long term debt and capitalized lease obligations, less current portion	8,905	18,693	87,974	138,716	8,055
Total stockholders' equity	1,294,125	933,792	480,333	254,788	133,119

Other Data:
Depreciation and amortization	$55,188	$30,444	$21,229	$11,093	$7,520
Interest expense	1,227	3,425	12,468	2,090	587
Capital expenditures (b)	22,727	6,972	3,224	2,870	1,283

(a)

In 2014, 2013 and 2012, based upon our recent results of operations and expectation of continued profitability in future years, we concluded that it is more likely than not that our net U.S. deferred tax assets will be realized. In accordance with ASC 740, in 2012 we released valuation allowances associated with U.S. deferred tax assets resulting in non-cash income tax benefits of $5,372.

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

Overview

We provide the most advanced and comprehensive 3D digital design and fabrication solutions available today, including 3D printers, print materials and cloud-sourced custom parts. Our powerful ecosystem transforms entire industries by empowering professionals and consumers everywhere to bring their ideas to life using our vast material selection, including plastics, metals, ceramics and edibles.

Our leading personalized medicine capabilities include end-to-end simulation, training and planning, and printing of surgical instruments and devices for personalized surgery and patient specific medical and dental devices. Our democratized 3D digital design, fabrication and inspection products provide seamless interoperability and incorporate the latest immersive computing technologies. Our products and services disrupt traditional methods, deliver improved results and empower our customers to manufacture the future now.

Growth strategy

We are pursuing a growth strategy that focuses on strategic initiatives and near term significant growth opportunities in five key areas:

• Manufacturing;
• Metals;
• Medical;
• Materials; and
• Mainstreet.

We anticipate the ongoing transition of 3D printing from the design and prototyping lab to the factory floor, and we plan to continue to invest in advanced manufacturing applications to enhance and accelerate that shift. In 2014, we launched several new industrial 3D printers with increased speeds, print capabilities, and build areas as well as introduced print materials with improved strength, temperature and durability, all geared towards demanding manufacturing and end-use part applications.

We are continuing development of our continuous, high speed fab-grade manufacturing printer platform with a modular, racetrack design and full color, photo-realistic polymer parts capabilities. This breakthrough product is designed for advanced manufacturing from consumer goods to automotive applications.

In November 2014, we announced our acquisition of Cimatron, a leading CAD/CAM provider, to strengthen our 3D digital design and fabrication portfolio. The acquisition was completed on February 9, 2015. Cimatron adds designed-for-manufacturing CAD/CAM programs, expertise and resellers, which we intend to utilize across our portfolio of solutions and in the path to hybridization of additive and traditional manufacturing.

During 2014, we also continued to expand our Quickparts service capabilities, expertise and global footprint, adding strategic acquisitions within the United States and Latin America.

We enhanced our direct metal printing offering this year through internal developments, including the introduction of the ProX 400 direct metals printer, and the acquisition of LayerWise. LayerWise added a second proprietary printing technology and expanded the range of metals materials that we can use to print fully dense, chemically pure metal parts. We view metals as an open ended opportunity with immediate addressable markets within aerospace, automotive and healthcare.

Healthcare is our fastest growing vertical and in 2014 we made significant investments in personalized medicine. Our acquisitions of Medical Modeling, Simbionix and LayerWise augmented our 3D healthcare portfolio and strengthened our capabilities in 3D printing enabled personalized surgery and patient specific medical and dental devices. These acquisitions expanded our healthcare digital thread from the training room to the operating room. We have appointed one of our senior executives to fully leverage these acquisitions through his expertise and leadership, to create a seamless workflow through the full range of personalized medicine opportunities.

We believe that continued development in print materials is critical to the continued advancement and penetration of 3D printing. To this end, we made significant advances in materials during 2014, including introducing ten new materials from plastics and flexible materials to high-performance and high temperature advanced materials. Along with new materials, we continue to add and enhance formulations and drive speed improvements, throughput and recyclability. In addition to internal research and development (“R&D”), we also acquired a specialties product line related to our materials business, providing us with vertical integration and a team of chemists and materials scientists to enable further 3D print materials innovation and advancement.

We believe that mainstreaming 3D printing and bringing it to mainstreet are important, both as a current market opportunity and to help drive awareness and longer term adoption of the technology. We have introduced plug and play consumer 3D printers, software, content creation tools and applications at lower price points with simple to use, intuitive formats along with curated collections of home, fashion, hobby and entertainment items. As part of this initiative, we are also partnering with educational organizations to bring 3D printers and curriculum to K-12 classrooms and labs, as well as libraries and museums. We believe that democratizing access to 3D printers will accelerate adoption and empowers today’s users with tomorrow’s design and manufacturing skills.

We are working to accomplish our growth initiatives organically and, as opportunities arise, through selective acquisitions, including those we have already completed. We expect to be able to support organic growth by leveraging our comprehensive technology and solutions, core competencies and experienced management team to scale our business model. As with any growth strategy, there can be no assurance that we will succeed in accomplishing our strategic initiatives.

Summary of 2014 Financial Results

As discussed in greater detail below, revenue for the year ended 2014 increased from higher sales across all revenue categories.  Our revenue increased by 27.3% to $653.7 million in 2014, compared to  $513.4 million in 2013 and $353.6 million in 2012. These results reflected growth in demand for 3D printers and materials as well as healthcare products and services.

We calculate organic growth by comparing this year’s total revenue for the period, excluding the revenue recognized from all acquired businesses that we have owned for less than twelve months, to last year’s total revenue for the period. Once we have owned a business for one year, the revenue is included in organic growth. Organic growth is calculated based on total revenue for the prior year period. In 2014, our organic growth was 7.2% for the fourth quarter and 13.3% for the full year. In 2013, our organic growth was 34.3% for the fourth quarter and 29.4% for the full year.

Healthcare revenue includes sales of products, materials, and services for health-related applications, including simulation, training and planning, and printing of surgical instruments and medical and dental devices for personalized medicine. For the fourth quarter of 2014, healthcare revenue grew 96.0% and accounted for $42.8 million, or 22.8%, of our total revenue compared to $21.8 million, or 14.1%, in 2013. For the year ended 2014, healthcare revenue grew 80.3% and accounted for $129.3 million, or 19.8%, of our total revenue compared to $71.7 million, or 14.0%, in 2013.

Consumer revenue includes sales of our Cube® series 3D printers and their related print materials, Sense 3D scanners and other products and services related to consumer products and retail channels. For the fourth quarter of 2014, consumer revenue was $15.0 million, or 8.0% of our total revenue, compared to $8.9 million or 5.8% of revenue, in the fourth quarter of 2013. For the year ended 2014, consumer revenue was $43.8 million, or 6.7% of our total revenue, compared to $34.8 million or 6.8% of revenue, in 2013.

Our gross profit for the year ended 2014 increased by 18.6%, to $317.4 million, from $267.6 million in 2013, after increasing from $181.2 million in 2012. Our higher gross profit for the year ended 2014 arose primarily due to our higher level of revenue from increases across products, materials, and services. Our gross profit margin percentage decreased to 48.6% in 2014 from 52.1% in 2013 and 51.2% in 2012, reflecting current sales mix and timing of sales, manufacturing ramp-up and transitions to new products and new product start-up costs.

Our total operating expenses for the year ended 2014 increased by 55.9%, to $291.1 million,  from $186.7 million in 2013,  reflecting a $72.5 million, or 50.6%, increase in selling, general and administrative expenses, primarily due to increased sales and marketing expenses, higher staffing due to our expanding portfolio and growing business and increased amortization expense. The increase also reflected a $31.9 million, or 73.4%, increase in research and development expenses related to our portfolio expansion, new products developments, and the addition of the engineering team in Wilsonville, Oregon.

Our operating income decreased by $54.6 million to $26.3 million in 2014, compared to operating income of $80.9 million in 2013 and $60.6 million in 2012. This was primarily due to lower gross profit margin and higher operating expenses as discussed in more detail below.

Our net income for 2014 included $73.9 million of non-cash expenses, which primarily consisted of depreciation and amortization and stock-based compensation, compared to $51.4 million of non-cash expenses in 2013, which primarily consisted of depreciation and amortization, stock-based compensation and a loss on convertible notes. The increase in non-cash expenses is primarily due to increased amortization from acquired intangibles and an increase in stock-based compensation.

A number of actions or events occurred in 2014 that affected our liquidity and our balance sheet including the following:

•

Our unrestricted cash and cash equivalents decreased by $21.4 million to $284.9 million at December 31, 2014 from $306.3 million at December 31, 2013.  Our cash included $299.7 million of net proceeds from the issuance of common stock, offset by $345.4 million of cash paid for acquisitions. Cash at December 31, 2013 included $272.1 million of net proceeds from a public equity offering, partially offset by $162.3 million of cash paid for acquisitions. See “Liquidity and Capital Resources” below.

•

During 2014, we used $345.4 million of cash to acquire ten businesses to augment our Quickparts, healthcare, metal, materials, and consumer products and services. See “Liquidity and Capital Resources – Cash flow from investing activities.” below.

•	Our working capital increased by $15.8 million from $416.4 million at December 31, 2013 to $432.2 million at December 31, 2014. See “Liquidity and Capital Resources – Working capital” below.

•

Among major components of working capital, accounts receivable, net of allowances, increased by $56.0 million from December 31, 2013 to December 31, 2014, primarily reflecting higher revenue from an increased portion of revenue categories sold on credit terms. Inventory at December 31, 2014, net of reserves, was $30.8 million higher than its December 31, 2013 level, primarily reflecting timing of orders and delivery of finished goods print materials and raw materials, which are ordered in large quantities. Accounts payable increased by $23.5 million primarily reflecting timing of orders and payments to vendors associated with inventory and printer assembly.

Results of Operations for 2014, 2013 and 2012

Table 1 below sets forth revenue and percentage of revenue by class of product and service.

Table 1

(Dollars in thousands)	2014		2013		2012
Products	$283,339	43.3%	$227,627	44.3%	$126,798	35.8%
Materials	158,859	24.3	128,405	25.0	103,182	29.2
Services	211,454	32.4	157,368	30.7	123,653	35.0
Totals	$653,652	100.0%	$513,400	100.0%	$353,633	100.0%

Consolidated revenue

On a consolidated basis, revenue for the year ended 2014 increased by $140.3 million, or 27.3%, compared to 2013, led by increased sales of products and aided by increased sales of materials and services as discussed in more detail below.

At December 31, 2014 our backlog was approximately $46.5 million, compared to $28.6 million at December 31, 2013 and $11.4 million at December 31, 2012. Production and delivery of our printers is generally not characterized by long lead times, backlog is more dependent on timing of customers’ requested delivery. In addition, Quickparts services lead time and backlog depends on whether orders are for rapid prototyping or longer-range production runs. The December 31, 2014 backlog included a portion from each of our revenue categories, including $16.1 million of printer sales driven by demand for our design and manufacturing printers. The December 31, 2013 backlog included a portion from each of our revenue categories, but primarily consisted of $17.2 million of printer sales driven by demand for advanced manufacturing. The December 31, 2012 backlog included a portion from each of our revenue categories, including printer sales of $3.2 million. The backlog at December 31, 2014 includes $13.4 million of Quickparts orders, compared to $8.4 million at December 31, 2013 and $5.9 million at December 31, 2012.

Revenue by class of product and service

2014 compared to 2013

Table 2 sets forth the change in revenue by class of product and service for 2014 compared to 2013.

Table 2

(Dollars in thousands)	Products		Materials		Services		Total
2013 Revenue	$227,627	44.3%	$128,405	25.0%	$157,368	30.7%	$513,400	100.0%
Change in revenue:
Volume
Core	39,053	17.2	24,778	19.3	40,726	25.9	104,557	20.4
New	18,588	8.2	8,053	6.3	13,474	8.6	40,115	7.8
Price/Mix	(494)	(0.2)	(1,836)	(1.4)	—	—	(2,330)	(0.5)
Foreign currency translation	(1,435)	(0.6)	(541)	(0.4)	(114)	(0.1)	(2,090)	(0.4)
Net change	55,712	24.6	30,454	23.8	54,086	34.4	140,252	27.3
2014 Revenue	$283,339	43.3%	$158,859	24.3%	$211,454	32.4%	$653,652	100.0%

We earn revenues from the sale of products, materials and services.

The $55.7 million increase in revenue from products compared to 2013 is driven by increased demand for design and manufacturing printers and added healthcare products. Certain resellers may purchase stock inventory in the ordinary course of business. For the years ended 2014 and 2013, we estimate that revenue related to reseller inventory amounted to approximately 2% of total revenue, which was impacted by timing of sales, expansion of our reseller channel and the recent shift from a partially direct sales model to the reseller channel selling a majority of our products, which expanded the volume of transactions through the channel.

In addition to printers, the products category includes software products, perceptual and haptic devices, Vidar digitizers and Simbionix simulators. Software revenue contributed $20.1 million and $20.6 million of products revenue in 2014 and 2013, respectively.

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

The $30.5 million increase in revenue from materials was aided by the improvement in sales of 3D printers and the increased utilization of printers installed over past periods.  Sales of integrated materials increased 28.5% and represented 73.3% of total materials revenue for the year ended 2014, compared to 70.6% for 2013.

The $54.1 million increase in service revenue primarily reflects the addition of Medical Modeling and Simbionix, coupled with growing Quickparts, consumer and software services.  Service revenue from Quickparts increased 21.1% to $122.4 million, or 57.9% of total service revenue, for 2014, compared to $101.1 million, or 64.2%, of total service revenue in the 2013 period. Software services contributed $15.2 million of revenue in 2014 compared to $8.2 million in 2013.

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

2013 compared to 2012

Table 3 sets forth the change in revenue by class of product and service for 2013 compared to 2012.

Table 3

(Dollars in thousands)	Products		Materials		Services		Total
2012 Revenue	$126,798	35.8%	$103,182	29.2%	$123,653	35.0%	$353,633	100.0%
Change in revenue:
Volume
Core	409,370	322.9	38,839	37.6	27,976	22.6	476,185	134.7
New	89,574	70.6	4,546	4.4	5,430	4.4	99,550	28.2
Price/Mix	(397,719)	(313.7)	(16,793)	(16.3)	—	—	(414,512)	(117.2)
Foreign currency translation	(396)	(0.3)	(1,369)	(1.3)	309	0.2	(1,456)	(0.5)
Net change	100,829	79.5	25,223	24.4	33,715	27.2	159,767	45.2
2013 Revenue	$227,627	44.3%	$128,405	25.0%	$157,368	30.7%	$513,400	100.0%

On a consolidated basis, revenue for the year ended 2013 increased by $159.8 million, or 45.2%, compared to 2012, primarily due to increased sales of printers, coupled with acquired software revenue.

The $100.8 million increase in revenue from products compared to the year ended 2012 is primarily due to increased printer unit sales volume for the year ended 2013, driven by increased demand for consumer and professional printers.

In addition to printers, the products category includes software products, perceptual and haptic devices and Vidar digitizers.  Software products contributed revenue of $20.6 million and $4.6 million in 2013 and 2012, respectively.

The $25.2 million increase in revenue from materials was aided by the improvement in sales of 3D printers and the increased utilization of printers installed over past periods. Sales of integrated materials increased 40.2% and represented 70.6% of total materials revenue for the year ended 2013, compared to 62.6% for 2012.

The increase in service revenue primarily reflects revenue from Quickparts, coupled with the addition of software revenue. Service revenue from Quickparts was $101.1 million, or 64.2% of total service revenue, for the year ended 2013, compared to $79.2 million, or 64.1% of total service revenue for 2012. The addition of software services in 2013 contributed $8.2 million of revenue for the year. For the fourth quarter of 2013, revenue from Quickparts was $28.4 million, compared to $21.0 million in the fourth quarter of 2012.

Revenue by geographic region

2014 compared to 2013

All geographic regions experienced higher levels of revenue in 2014 compared to 2013.  Table 4 sets forth the change in revenue by geographic area for 2014 compared to 2013:

Table 4

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
2013 Revenue	$284,752	55.4%	$133,781	26.1%	$94,867	18.5%	$513,400	100.0%
Change in revenue:
Volume	51,791	18.2	57,067	42.7	35,814	37.8	144,672	28.2
Price/Mix	(2,534)	(0.9)	3,517	2.6	(3,313)	(3.5)	(2,330)	(0.5)
Foreign currency translation	(84)	0.0	1,722	1.3	(3,728)	(3.9)	(2,090)	(0.4)
Net change	49,173	17.3	62,306	46.6	28,773	30.4	140,252	27.3
2014 Revenue	$333,925	51.1%	$196,087	30.0%	$123,640	18.9%	$653,652	100.0%

Revenue from operations in the Americas for the year ended 2014 increased by $49.1 million, or 17.3%, to $333.9 million from $284.8 million in 2013. This increase was due primarily to higher volume, partially offset by the unfavorable combined effect of price and mix.

Revenue from operations outside the Americas for the year ended 2014 increased by $91.1 million, or 39.8%, to $319.7 million from $228.6 million in 2013 and comprised 48.9% of consolidated revenue in 2014 compared to 44.5% in 2013. The increase in revenue from operations outside the U.S., excluding the impact of foreign currency translation, was 41.5% for the year ended 2014 compared to 46.4% in 2013.

Revenue from EMEA operations increased by $62.3 million, or 46.6%, to $196.1 million in 2014 from $133.8 million in 2013. This increase was due primarily to higher volume and favorable combined effect of price and mix and favorable impact of foreign currency translation.

Revenue from Asia Pacific operations increased by $28.7 million, or 30.4%, to $123.6 million in 2014 from $94.9 million in 2013. This increase was due primarily to higher volume, partially offset by the unfavorable combined effect of price and mix and the unfavorable impact of foreign currency translation.

2013 compared to 2012

All geographic regions experienced higher levels of revenue in 2013 compared to 2012.

Table 5 sets forth the change in revenue by geographic area for 2013 compared to 2012.

Table 5

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
2012 Revenue	$196,414	55.5%	$100,687	28.5%	$56,532	16.0%	$353,633	100.0%
Change in revenue:
Volume	183,799	93.6	212,287	210.8	179,649	317.8	575,735	162.8
Price/Mix	(95,461)	(48.6)	(182,048)	(180.8)	(137,003)	(242.3)	(414,512)	(117.2)
Foreign currency translation	—	—	2,855	2.8	(4,311)	(7.6)	(1,456)	(0.4)
Net change	88,338	45.0	33,094	32.8	38,335	67.9	159,767	45.2
2013 Revenue	$284,752	55.4%	$133,781	26.1%	$94,867	18.5%	$513,400	100.0%

As shown in Table 5:

Revenue from operations in the Americas for the year ended 2013 increased by $88.4 million, or 45.0%, to $284.8 million from $196.4 million in 2012. This increase was due primarily to higher volume, partially offset by the unfavorable combined effect of price and mix.

Revenue from operations outside the U.S for the year ended 2013 increased by $71.4 million, or 45.4%, to $228.6 million from $157.2 million in 2012 and comprised 44.5% of consolidated revenue in 2013 compared to 44.5% in 2012. The increase in revenue from operations outside the U.S., excluding the impact of foreign currency translation, was 46.4% for the year ended 2013 compared to 45.0% in 2012.

Revenue from EMEA operations increased by $33.1 million, or 32.8%, to $133.8 million in 2013 from $100.7 million in 2012. This increase was due primarily to higher volume, partially offset by the unfavorable combined effect of price and mix.

Revenue from Asia Pacific operations increased by $38.4 million, or 67.9%, to $94.9 million in 2013 from $56.5 million in 2012. This increase was due primarily to higher volume, partially offset by the unfavorable combined effect of price and mix.

Gross profit and gross profit margins

Table 6 sets forth gross profit and gross profit margins for our products and services.

Table 6

	Year Ended December 31,
	2014		2013		2012
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Products	$101,681	35.9%	$101,838	44.7%	$54,276	42.8%
Materials	116,526	73.4	94,581	73.7	70,418	68.2
Services	99,227	46.9	71,175	45.2	56,502	45.7
Total	$317,434	48.6%	$267,594	52.1%	$181,196	51.2%

On a consolidated basis, gross profit for the year ended 2014 increased by $49.8 million, or 18.6%, to $317.4 million compared to $267.6 million and $181.2 million for 2013 and 2012, respectively. Gross profit margin for the year ended 2014 decreased 3.5 percentage points, from 52.1% in 2013 to 48.6% in 2014. The lower gross profit margin reflects a change in revenue mix with a higher portion of revenue from lower margin products, both overall and within categories, as well as availability of new products and new product startup costs.

Products gross profit was $101.7 million for the year ended 2014 compared to $101.8 million in 2013 and the gross profit margin decreased by 8.8 percentage points in 2014 to 35.9%. Despite the addition of higher margin healthcare products and the contribution of software, gross profit margin decreased due to sales mix coupled with manufacturing expansion and residual new product start-up costs.

Gross profit for materials increased by 23.2% to $116.5 million in 2014 and the gross profit margin decreased 0.3 percentage points to 73.4% from 73.7% in 2013, primarily due to the mix of materials sold during the year.

Gross profit for services increased by 39.4% to $99.2 million compared to $71.2 million in 2013,  while the gross profit margin increased 1.7 percentage points to 46.9%. The increase in gross profit margin for services was primarily due to the addition of higher margin healthcare services and an increase in Quickparts gross profit margin, to 43.5% for the year ended 2014, compared to 42.9% in 2013.

Operating expenses

As shown in the table below, total operating expenses increased by $104.4 million, or 55.9%, to $291.1 million for the year ended 2014, after increasing to $186.7 million for 2013 from $120.6 million for 2012, and increased to 44.5% of revenue compared to 36.4% and 34.1% in 2013 and 2012, respectively. This increase consists of $72.5 million of higher selling, general and administrative expenses and $31.9 million of higher research and development expenses, both of which are discussed below.

Table 7

	Year Ended December 31,
	2014		2013		2012
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Selling, general and administrative expenses	$215,724	33.0%	$143,244	27.9%	$97,422	27.5%
Research and development expenses	75,395	11.5	43,489	8.5	23,203	6.6
Total operating expenses	$291,119	44.5%	$186,733	36.4%	$120,625	34.1%

2014 compared to 2013

Selling, general and administrative expenses increased by $72.5 million, or 50.6%, to $215.7 million for the year ended 2014, from $143.2 million in 2013. The $72.5 million increase in selling, general and administrative expenses in 2014 was primarily due to increased sales and marketing expenses and higher staffing due to our expanding portfolio and included a $34.9 million increase in salary, benefits and contract labor costs, an $18.7 million increase in amortization expense, a $3.7 million increase in bad debt expense, a $2.5 million increase in consulting fees, a $2.1 million increase in marketing expenses, a $1.5 million increase in legal expense and a $1.2 million increase in occupancy expense.

Depreciation and amortization increased $24.8 million, to $55.2 million for the year ended 2014, from $30.4 million in 2013. The increase in depreciation and amortization in 2014 and 2013 is primarily due to intangible assets from acquired businesses and additional capital equipment placed in service.

Research and development expenses increased by 73.4%, to $75.4 million for the year ended 2014, from $43.5 million in 2013. The $31.9 million increase in 2014 was primarily driven by a $17.7 million increase in R&D salary and compensation expenses primarily due to talent expansion, a $4.8 million increase in supplies and materials in support of our accelerated new product developments and investments, a $2.2 million increase in outside consulting and outsourcing services and a $1.9 million increase in depreciation and amortization.

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

Income from operations

Operating income decreased $54.6 million, to $26.3 million for the year ended 2014, compared to $80.9 million in 2013 and $60.6 million in 2012. The decrease in operating income was due to increased operating expenses that more than offset the increased revenue and gross profit. See “Gross profit and gross profit margins” and “Selling, general and administrative costs” above. The following table sets forth income from operations by geographic area for 2014, 2013 and 2012.

Table 8

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Income (loss) from operations
Americas	$(24,663)	$43,743	$37,743
Germany	2,749	302	1,305
Other EMEA	9,181	7,849	5,415
Asia Pacific	40,131	30,499	16,528
Subtotal	27,398	82,393	60,991
Inter-segment elimination	(1,083)	(1,532)	(420)
Total	$26,315	$80,861	$60,571

With respect to the Americas, in 2014, 2013 and 2012, the changes in operating income by geographic area reflected the same factors relating to our consolidated operating income that are discussed above.

The changes in operating income in our operations outside the Americas in each of 2014, 2013 and 2012 resulted primarily from changes in sales volume, transfer pricing and foreign currency translation.

Interest and other expenses, net

Interest and other expenses,  net,  which consisted primarily of foreign exchange loss,  amounted to  $8.9 million of net expense for the year ended 2014, compared to $16.9 million for 2013 and $17.3 million for 2012. For the year ended 2014, interest and other expense, net, primarily consisted of $5.7 million of foreign exchange loss, $3.2 million of other expense and $1.2 million of interest expense; partially offset by $1.3 million of interest and other income.

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

Provision for income taxes

We recorded a $5.4 million provision for income taxes for the year ended 2014 and a $19.9 million and $4.3 million provision for income taxes in 2013 and 2012, respectively. In 2014, this expense primarily reflects a $1.7 million U.S. tax expense and $3.7 million of tax expense in foreign jurisdictions. In 2013, this expense primarily reflects an $18.4 million U.S. tax expense and $1.5 million of tax expense in foreign jurisdictions. In 2012, this expense primarily reflects a $6.2 million expense related to the use of U.S. net operating losses against which the valuation allowance had been released during 2011; $2.8 million of tax expense in foreign jurisdictions; partially offset by a $5.4 million benefit due to the release of valuation allowances associated with U.S. deferred tax assets.

During 2014 and 2013, based upon our results of operations and expected profitability in the future, we concluded that it is more likely than not that all our deferred tax assets will be realized. As a result, in accordance with ASC 740, no valuation allowances have been recorded for 2014 and 2013. During 2012, based upon our results of operations and expected profitability in the future, we concluded that it is more likely than not that the remainder of our current U.S. deferred tax assets would be realized. As a result, in accordance with ASC 740, during 2012 we reversed $5.4 million of the valuation allowance related to $12.4 million of reserves, accruals and tax credits and to $7.6 million of net operating losses for state income tax purposes. The reversal of the valuation allowance resulted in a non-cash income tax benefit of $5.4 million, which resulted in a benefit of $0.10 per share.

In 2012 we utilized U.S. net operating loss carryforwards, which had a full valuation allowance against them, to eliminate any U.S. federal income taxes and to significantly reduce U.S state taxes. These U.S. net operating loss carryforwards which had full valuation allowances against them were recognized in full in 2012. Their use does not impact income tax expense and income tax rate in 2013 or 2014.

Absent the use of these net operating loss carryforwards, income tax expense would have been $10.8 million and the income tax rate would have been 24.9% for the year ended 2012. Absent the combined impact of the use of these net operating loss carryforwards and the release of the valuation allowances in 2012, income tax expense would have been $16.2 million and the income tax rate would have been 37.3%.

Our $5.4 million expense for income taxes for the year ended December 31, 2014 decreased from 2013 principally due to decreased U.S. income in 2014.

Our $19.9 million expense for income taxes in 2013 increased from 2012 principally due to increased U.S. income in 2013 and to there being no tax benefit from utilizing net operating loss carryforwards against which valuation allowance had been released in 2012.

For further discussion, see Note 20 to the Consolidated Financial Statements.

Net income; net income available to 3D Systems common stockholders

Net income was $11.9 million, $44.1 million and $38.9 million, for the years ended 2014, 2013 and 2012.

The principal reasons for our lower net income in 2014, which are discussed in more detail above, were a $49.8 million decrease in gross profit and $104.4 million higher operating expenses as a result of higher sales and marketing and R&D expense in support of concentrated new product launches and channel expansion and training.

The principal reasons for our higher net income in 2013 were a $159.8 million increase in revenue and an $86.4 million increase in gross profit, partially offset by $66.1 million higher operating expenses as a result of higher sales and marketing and R&D expense in support of concentrated new product launches and channel expansion and training.

Net income available to common stockholders was $11.6 million for 2014, $44.1 million for 2013 and $38.9 million for 2012.  On a per share basis, our basic and diluted net income per share available to common stockholders was $0.11, $0.45 and $0.48 in 2014, 2013 and 2012, respectively.

For the years ended 2013 and 2012, the average outstanding diluted shares calculation excluded shares that may have been issued upon conversion of the outstanding senior convertible notes because the effect of their inclusion would have been anti-dilutive resulting in an increase to the net earnings per share. All senior convertible notes were converted in 2014.

In February 2013, we announced a three-for-two stock split, in the form of a stock dividend. Trading began on a split-adjusted basis on February 25, 2013.

For further discussion, see Notes 17 and 24 to the Consolidated Financial Statements.

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

Loss on convertible notes. We exclude the tax-effected, loss on conversion of convertible notes, from interest and other expenses, net.

Net (gain) loss on litigation and tax settlements. We exclude the tax-effected, net gain or loss on acquisitions and litigation settlements from other expenses, net.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

Table 9

	Year Ended December 31,
(Dollars in thousands, except per share)	2014	2013	2012
GAAP net income	$11,637	$44,107	$38,941
Cost of sales adjustments:
Amortization of intangibles	281	250	193
Operating expense adjustments:
Amortization of intangibles	39,193	20,448	11,259
Acquisition and severance expenses	7,994	7,057	4,982
Non-cash stock-based compensation expense	32,793	13,495	4,613
Other expense adjustments:
Non-cash interest expense	225	973	3,489
Loss on convertible notes	1,806	11,275	6,295
Net (gain) loss on litigation and tax settlements	—	2,457	(1,296)
Tax effect (a)	(18,810)	(16,327)	(610)
Non-GAAP net income	$75,119	$83,735	$67,866

Non-GAAP basic earnings per share	$0.70	$0.85	$0.84

(a) Tax effect is calculated quarterly, based on the actual tax rate for each quarter.

Liquidity and Capital Resources

Our cash flow from operations and the net proceeds from capital markets transactions in 2014 have enabled us to continue to execute our growth strategies, including our acquisitions in 2014. During 2014, we generated $51.1 million of cash from operations and utilized $345.4  million of cash to fund acquisitions.

Operating cash flow, a key source of our liquidity, was $51.1 million in 2014, an increase of $25.9 million, or 103.0%, as compared to $25.2 million in 2013.

Unrestricted cash and cash equivalents decreased by $21.4 million to $284.9 million at December 31, 2014 from $306.3 million at December 31, 2013 and $155.9 million at December 31, 2012.

We completed common stock offerings that resulted in $299.7 million,  $272.1 million and $106.9 million of net proceeds in 2014, 2013 and 2012, respectively.

Acquisitions constituted a $345.4 million use of cash in 2014, including the completion of ten acquisitions, as compared to a $162.3 million use of cash in 2013 for eleven acquisitions and a $183.7 million use of cash for the completion of nine acquisitions in 2012.

Our net working capital increased by $15.8 million to $432.2 million at December 31, 2014 from $416.4 million at December 31, 2013.

For further discussion, see Cash flow and Lease obligations below.

We may issue additional securities from time to time as necessary to provide flexibility to execute our growth strategy.  We issued approximately 6.0 million shares of common stock, resulting in net proceeds of approximately $299.7 million in 2014 and approximately 8.6 million shares of common stock, resulting in approximately $272.1 million in 2013.

We have relied upon our unrestricted cash, cash flow from operations, capital markets transactions and borrowings from financial institutions to meet our cash requirements for working capital, capital expenditures and acquisitions. However, it is possible that we may need to raise additional funds to finance our activities beyond the next twelve months or to consummate significant acquisitions of other businesses, assets, products or technologies. If needed, we may be able to raise such funds through the sales of equity or debt securities to the public or selected investors, by borrowing from financial institutions, selling assets or restructuring debt. There is no assurance, however, that funds will be available from these sources in the amounts or on terms acceptable to us.

Even though we may not need additional funds, we may still elect to issue additional equity or debt securities or enter into a credit facility for other reasons.  If we raise additional funds by issuing equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced.  In addition, the equity or debt securities that we may issue may have rights, preferences or privileges senior to those of our common stock.

Cash equivalents comprise funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality.

A summary of the components of liquidity is shown below in Table 10.

Table 10

	December 31,
(Dollars in thousands)	2014	2013
Cash and cash equivalents	$284,862	$306,316
Working capital	$432,199	$416,399
Stockholders’ equity attributable to 3D Systems Corporation	$1,292,918	$932,646

Cash flow

A summary of the components of cash flows is shown below in Table 11.

Table 11

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash provided by operating activities	$51,111	$25,184	$51,530
Cash used in investing activities	(375,441)	(173,757)	(187,654)
Cash provided by financing activities	308,582	298,696	112,640
Effect of exchange rate changes on cash	(5,706)	334	223
Net increase (decrease) in cash and cash equivalents	$(21,454)	$150,457	$(23,261)

Cash flow from operations

2014 compared to 2013

For the year ended December 31, 2014, we generated $51.1 million of net cash from operating activities. This change in cash primarily consisted of our $11.9 million net income, $73.9 million of non-cash charges that were included in our net income and $34.8 million of cash used in net changes in operating accounts.

The principal changes in non-cash items that favorably affected operating cash flow included $55.2 million of depreciation and amortization expense, $32.8 million of stock-based compensation, partially offset by a $24.6 million deferred tax benefit.

Changes in working capital that resulted in a source of cash included the following:

•	a $23.5 million increase in accounts payable;
•	a $16.1 million increase in accrued liabilities;
•	an $11.0 million increase in other operating assets and liabilities;
•	an $8.7 million increase in deferred revenue; and
•	a $1.9 million increase in customer deposits.

Changes in working capital that resulted in a use of cash included the following:

•	a $56.0 million increase in accounts receivable, net;
•	a $30.8 million increase in inventory; and
•	a $9.2 million increase in prepaid expenses and other current assets.

Accounts receivable, net increased as a result of the record revenues for 2014 and days sales outstanding increased to 83 days in 2014 from 79 days in 2013. With a greater portion of our revenue mix shifting to resellers and retailers, as part of our planned business model evolution, a larger portion of our sales are transacted on standard credit terms. The effect of this shift in our business model was exacerbated by the combined effect or the timing and concentration of orders during the last month of the quarter as a result of increasing demand, which has driven increases in both accounts receivable and days sales outstanding.

Inventories increased primarily due to our expanding product portfolio, acquired inventory, timing of new product launches and the timing of orders and delivery of finished goods materials and raw materials, which are purchased in large quantities.

The increase in accounts payable is primarily related to the normal timing of our scheduled expense payments.

2013 compared to 2012

For the year ended December 31, 2013, we generated $25.2 million of net cash from operating activities. This change in cash primarily consisted of our $44.1 million net income, $51.4 million of non-cash charges that were included in our net income and $70.4 million of cash used in net changes in operating accounts. The principal changes in non-cash items that favorably affected operating cash flow included $30.4 million of depreciation and amortization expense, $11.3 million loss on conversion of convertible notes, partially offset by $9.9 million deferred tax benefit.

Changes in working capital that resulted in a source of cash included the following:

•	a $7.6 million increase in accounts payable;
•	a $7.5 million increase in deferred revenue; and
•	a $1.9 million increase in customer deposits.

Changes in working capital that resulted in a use of cash included the following:

•	a $43.7 million increase in accounts receivable, net;
•	a $30.9 million increase in inventory;
•	a $6.5 million increase in accrued liabilities;
•	a $4.6 million increase in other operating assets and liabilities; and

•	a $1.8 million increase in prepaid expenses and other current assets.

Accounts receivable, net increased as a result of the record revenues for 2013 and days sales outstanding increased to 79 days in 2013 from 72 days in 2012. Inventories increased primarily due to the implementation of new product launches and the timing of orders and delivery of finished goods materials and raw materials, which are purchased in large quantities.

Cash flow from investing activities

Net cash used in investing activities for the year ended 2014 increased to $375.4 million, from $173.8 million in 2013. In 2014, this consisted of $345.4 million related to acquisitions, $22.7 million of net purchases of property and equipment, $6.6 million in minority investments of less than 20% made through 3D Ventures, our venture investment initiative, in promising enterprises that we believe will benefit from or be powered by our technologies, and $0.8 million of additions to license and patent costs. See Notes 3, 5 and 6 to the Consolidated Financial Statements.

Net cash used in investing activities for the year ended 2013 decreased to $173.8 million, from $187.7 million in 2012. In 2013, this consisted of $162.3 million related to acquisitions, $7.0 million of net purchases of property and equipment, $1.6 million of additions to license and patent costs and $4.7 million in minority investments of less than 20% made through 3D Ventures, partially offset by $1.9 million of proceeds from the disposition of property and equipment.

Capital expenditures were $22.7 million in 2014, $7.0 million in 2013 and $3.2 million in 2012. Capital expenditures in 2014, 2013 and 2012 primarily consisted of expenditures for tooling and printers associated with our new product development efforts, equipment to support our Quickparts service and leasehold improvements.

As discussed below, we completed thirty acquisitions during 2014, 2013 and 2012. The majority of the acquisitions have resulted in the recording of goodwill. This goodwill typically arises because the purchase price for these businesses reflects a number of factors including the future earnings and cash flow potential of these businesses; the multiples to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which we acquired the business; and the complementary strategic fit and resulting synergies these businesses bring to existing operations. See Note 7 to the Consolidated Financial Statements.

2014 acquisitions

We acquired ten businesses in 2014 for cash consideration of $345.4 million, net of cash acquired, with an additional $24.6 million of consideration paid in the form of common stock. Five of the acquisitions were related to expanding our global Quickparts custom parts services, two of the acquisitions were related to accelerating our healthcare initiative, two of the acquisitions were related to building our 3D consumer and retail products and services, and one acquisition was related to our materials business. See Note 3 to the Consolidated Financial Statements.

2013 acquisitions

We acquired eleven businesses in 2013 for cash consideration of $162.3 million, net of cash acquired, with an additional $13.1 million of consideration paid in the form of common stock. Four of the acquisitions were related to accelerating our 3D printer penetration through new products and materials, three of the acquisitions were related to building our 3D consumer and retail products and services, two of the acquisitions were related to expanding our global Quickparts custom parts services and two acquisitions were related to reinventing the engineers’ desktop.

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

Recent acquisition developments

See Notes 3 and 25 to the Consolidated Financial Statements for a discussion of our recent acquisitions.

Cash flow from financing activities

We completed equity offerings netting $299.7 million, $272.1 million and $106.9 million of proceeds after deducting related expenses, for the years ended 2014, 2013 and 2012, respectively. See Note 3 to the Consolidated Financial Statements.

Net cash provided by financing activities increased to $308.6 million for the year ended 2014 from $298.7 million in 2013. Net cash provided by financing activities in 2012 was $112.6 million. The 2014 cash provided by financing activities primarily resulted from $299.7 million of net proceeds from the common stock issuance and $7.7 million of share-based payment arrangements. The 2013 cash provided by financing activities primarily resulted from the $272.1 million of net proceeds from the common stock issuance and $26.0 million of tax benefits from share-based payment arrangements. The 2012 cash provided by financing primarily resulted from the $106.9 million of net proceeds from the common stock issuance and $4.4 million of stock-based compensation proceeds.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in existence at December 31, 2014.

Contractual Commitments

Our principal commitments at December 31, 2014 consisted of the capital lease on our Rock Hill facility, operating leases, earnouts on acquisitions and purchase obligations, which are discussed in greater detail below. Tables 12 and 13 below summarize our contractual obligations as of December 31, 2014.

Table 12

	Years Ending December 31,
(Dollars in thousands)	2015	2016-2017	2018-2020	Later Years	Total
Capitalized lease obligations	$1,112	$2,223	$2,238	$9,252	$14,825
Non-cancelable operating leases	10,006	15,609	10,269	7,531	43,415
Purchase obligations	56,620	—	—	—	56,620
Earnouts on acquisitions	185	8,970	—	—	9,155
Total	$67,923	$26,802	$12,507	$16,783	$124,015

Debt and lease obligations

Debt

In November 2011, we issued $152.0 million of 5.50% senior convertible notes due December 2016. The notes were issued with an effective yield of 5.96% based upon an original issue discount at 98.0%. The net proceeds from the issuance of these notes, after deducting original issue discount and capitalized issuance costs of $6.6 million, amounted to $145.4 million. The net proceeds of the notes were used to fund the acquisition of Z Corp and Vidar and for general corporate purposes.

During the third quarter of 2014, the remaining $12.5 million of outstanding notes were converted, reflecting a loss of $1.8 million for the year ended December 31, 2014, compared to losses of $11.3 million and $7.0 million, respectively, for the years ended December 31, 2013 and 2012. As of December 31, 2014, there is no outstanding balance for the notes.

In October 2014, we entered into a $150.0 million five-year revolving, unsecured credit facility with PNC Bank, as Administrative Agent, and certain other lenders. The agreement comprises a revolving loan facility that provides for advances in the initial aggregate principal amount of up to $150.0 million. Subject to certain terms and conditions contained in the agreement, the Company may, at its option and subject to customary conditions, request an increase in the aggregate principal amount available under the credit facility by an additional $75.0 million. As of December 31, 2014, there is no outstanding balance on the credit facility.

Leases

Our capitalized lease obligations include lease agreements that we entered into during 2006 with respect to our Rock Hill facility and lease agreements assumed in the LayerWise acquisition.

In accordance with ASC 840, “Leases,” we are considered an owner of the properties, therefore, we have recorded $9.4 million and $7.5 million at December 31, 2014 and 2013, respectively, as building in our consolidated balance sheet with a corresponding capitalized lease obligation in the liabilities section of the consolidated balance sheet. See Note 12 to the  Consolidated Financial Statements.

Our outstanding capitalized lease obligations at December 31, 2014 and December 31, 2013 were as follows:

Table 13

(Dollars in thousands)	2014	2013
Capitalized lease obligations:
Current portion of capitalized lease obligations	$529	$187
Capitalized lease obligations, long term portion	8,905	7,277
Total capitalized lease obligations	$9,434	$7,464

Capitalized lease obligations of $9.4 million at December 31, 2014 increased from $7.5 million at December 31, 2013 due to the acquired $2.3 million of capital lease obligations in connection with the LayerWise acquisition in the third quarter of 2014, primarily consisting of sale and leasebacks on laser-melting machines internally produced by LayerWise and used in their business, partially offset by scheduled payments of principal on capital lease installments.

We lease certain other facilities under non-cancelable operating leases expiring through 2024. The leases are generally on a net-rent basis, under which we pay taxes, maintenance and insurance. We expect leases that expire to be renewed or replaced by leases on other properties.  Rental expense for the years ended December 31, 2014, 2013 and 2012 was $10.4 million, $6.9 million and $5.0 million, respectively.

Other contractual commitments

The Company has supply commitments for printer assemblies that total $56.6 million and $41.1 million at December 31, 2014 and 2013, respectively.

Certain of our acquisition purchase agreements contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts is $9.2 million at December 31, 2014 compared to $5.6 million at December 31, 2013. See Note 3 for details of acquisitions and related commitments.

The minority interest shareholders of a certain subsidiary have the right to require the Company to acquire their ownership interest under certain circumstances pursuant to a contractual arrangement and the Company has a similar call option under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as revenue and gross margin performance of the subsidiary through the date of exercise, as described in Note 22.  Management estimates, assuming that the subsidiary owned by the Company at December 31, 2014, performs over the relevant future periods at their forecasted earnings levels, that these rights, if exercised, could require the Company, in future periods, to pay approximately $8.9 million to the owners of such rights to acquire such ownership interests in the relevant subsidiary. This amount has been recorded as redeemable noncontrolling interests on the balance sheet at December 31, 2014.

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

The total impact of foreign currency related items on our Consolidated Statements of Income and Comprehensive Income was a loss of $5.7 million in 2014, a loss of $0.8 million in 2013, and a gain of $0.1 million in 2012.

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

Software

We also market and sell software tools that enable our customers to capture and customize content using our printers, as well as reverse engineering and inspection software. The software does not require significant modification or customization. We apply the guidance in ASC 985-605, Software-Revenue Recognition (“ASC 985”) in recognizing revenue when software is more than incidental to the product or service as a whole based on fair value using vendor-specific objective evidence. Revenue from perpetual software licenses is recognized either upon delivery of the product or delivery of a key code which allows the customer to access the software. In instances where software access is provided for a trial period, revenue is not recognized until the customer has purchased the software at the expiration of the trial period. We use the residual method to allocate revenue to software licenses at the inception of the license term when VSOE of fair value for all undelivered elements, such as maintenance, exists and all other revenue recognition criteria have been satisfied.  In instances in which customers purchase post sale support, it is considered a separate element from the software and is deferred at the time of sale and subsequently amortized in future periods.

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

Services

Printers include a warranty under which we provide maintenance for periods up to one year, as well as training, installation and non-contract maintenance services. We defer this portion of the revenue at the time of sale based on the relative fair value of these services. Deferred revenue is recognized ratably according to the term of the warranty. Costs associated with our obligations during the warranty period are expensed as incurred. After the initial warranty period, we offer these customers optional maintenance contracts. Deferred maintenance revenue is recognized ratably, on a straight-line basis, over the period of the contract, and costs associated with these contracts are recognized as incurred. Revenue from training, installation and non-contract maintenance services is recognized at the time of performance.

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

Our estimate of the allowance for doubtful accounts for financing receivables is determined by evaluating specific accounts for which the borrower is past due more than 90 days, or for which we have information that the borrower may be unable to meet its financial obligations (for example, bankruptcy). In these cases, we  use judgment, based on the available facts and circumstances, and record a specific reserve for that borrower against amounts due to reduce the outstanding receivable balance to the amount that is expected to be collected. If there are any specific reserves, they are re-evaluated and adjusted as additional information is received that impacts the amount reserved.

We also provide an allowance account for returns and discounts. This allowance is evaluated on a specific account basis. In addition, we provide a general reserve for all customers that have not been specifically identified based on historical experience.

Our bad debt expense increased to $8.7 million in 2014 from $5.0 million in 2013 and $3.0 million in 2012. The higher expense in 2014 was due to higher receivables related to increased revenue.

Our allowance for doubtful accounts increased to $10.3 million, or 6.1% of outstanding accounts receivable, at December 31, 2014 from $8.1 million, or 6.2% of outstanding accounts receivable, at December 31, 2013. Our accounts receivable over 90 days past due increased to 16.7% in 2014 from 9.1% in 2013. We believe that our allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur and because the impact of recognizing additional allowances for doubtful accounts may be material to the assets reported on our balance sheet and in our results of operations.

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

Under the provisions of ASC 740, “Income Taxes,” (“ASC 740”) a valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred income tax asset will not be realized. ASC 740 provides that an important factor in determining whether a deferred income tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred income tax asset.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined predominantly on the first-in, first-out method.  Reserves for inventories are provided based on historical experience and current product demand. Our inventory reserve was $6.7 million at December 31, 2014, compared with $4.3 million at December 31, 2013.  We evaluate the adequacy of these reserves quarterly. Our determination of the allowance for inventory reserves is subject to change because it is based on management’s current estimates of required reserves and potential adjustments.

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

The annual impairment testing required by ASC 350, “Intangibles – Goodwill and Other,” (“ASC 350”) requires us to use our judgment and could require us to write down the carrying value of our goodwill and other intangible assets in future periods. As required by ASC 350, we have allocated goodwill to identifiable geographic reporting units, which are tested for impairment using a two-step process detailed in that statement. See Notes 6 and 7 to the Consolidated Financial Statements. The first step requires comparing the fair value of each reporting unit with our carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed and no impairment charge is required to be recorded. If that fair value does not exceed the carrying amount, we must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

Goodwill set forth on the Consolidated Balance Sheet as of December 31, 2014 arose from acquisitions carried out in 2014, 2013, 2012, 2011, 2010, 2009, and in years prior to 2007. Goodwill arising from acquisitions prior to 2007 was allocated to geographic reporting units based on the percentage of SLS printers then installed by geographic area. Goodwill arising from acquisitions since 2009 was allocated to geographic reporting units based on geographic dispersion of the acquired companies’ sales or capitalization at the time of their acquisition.

Pursuant to the requirements of ASC 350, we are required to perform a valuation of each of our three geographic reporting units annually, or upon significant changes in our business environment. We conducted our annual impairment analysis in the fourth quarter of 2014. To determine the fair value of each reporting unit we utilized discounted cash flows, using five years of projected unleveraged free cash flows and terminal EBITDA earnings multiples. The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. We also considered the current trading multiples of comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in the industry. Under each fair value measurement methodology considered, the fair value of each reporting unit exceeded its carrying value; accordingly, no goodwill impairment adjustments were recorded on our Consolidated Balance Sheet.

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

There was no goodwill impairment for the years ended December 31, 2014, 2013 or 2012.

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

Stock-based compensation

ASC 718, “Compensation – Stock Compensation,” (“ASC 718”) requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. See Note 14 to the Consolidated Financial Statements.

Contingencies

We account for contingencies in accordance with ASC 450, “Contingencies” (“ASC 450”). ASC 450 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use our judgment.

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

Management uses these non-GAAP financial measures to supplement our Consolidated Financial Statements presented on a GAAP basis to facilitate a better understanding of the impact that several significant, strategic acquisitions had on our ongoing financial results and other non-cash factors.

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

As discussed in detail above, we report non-GAAP measures which adjust both net income and earnings per share by excluding the impact of acquisition and severance expenses, intangible amortization, non-cash interest expense, non-cash stock-based compensation, loss on convertible notes and net gain or loss on litigation and tax settlements. We provide the required reconciliation of GAAP net income and earnings per share to non-GAAP adjusted net income and adjusted earnings per share.  See Other Financial Information above.

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

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and revolving credit facility. We seek to minimize the risk to our cash and cash equivalents by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions, corporations or governments. With the amount of cash and cash equivalents and revolving credit facility that we maintained at December 31, 2014, a hypothetical interest rate change of 1 percentage point, or 100 basis points, would have a $1.3 million effect on our financial position and results of operations.

From time to time, we may use derivative financial instruments, including interest rate swaps, collars or options, to manage our exposure to fluctuations in interest rates. At December 31, 2014, we had no such financial instruments outstanding.

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. 49.1% of our consolidated revenue is derived from sales outside the U.S. See “Business—Global Operations” above. This revenue is generated primarily from the operations of our foreign sales subsidiaries in their respective countries and surrounding geographic areas and the operations of our research and production subsidiary in Switzerland, and is denominated in each subsidiary’s local functional currency although certain sales are denominated in other currencies, rather than the local functional currency. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies. These currencies include Australian Dollars, Brazilian Real, British Pounds, Chinese Yuan, Euros, Indian Rupee,  Israeli Shekel, Japanese Yen, Mexican Peso, South Korean Won,  Swiss Francs and Uruguayan Peso.

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

At December 31, 2014, a hypothetical change of 10% in foreign currency exchange rates would cause approximately a $32.0 million change in revenue in our Consolidated Statement of Income and Comprehensive Income assuming all other variables were held constant.

Commodity prices

We use various raw materials and energy products in conjunction with our printer assembly and print materials blending processes. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices of these components. At December 31, 2014, a hypothetical 10% change in commodity prices for raw materials would cause approximately a $1.0 million change to cost of sales in our Consolidated Statement of Income and Comprehensive Income.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth below on pages F-1 through F-40 are incorporated herein by reference.

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

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 9A, management has concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

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

In connection with the preparation of this Form 10-K, with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in response to this Item will be set forth in our Proxy Statement for our 2015 Annual Meeting of Stockholders under the captions “Election of Directors,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters—Code of Conduct and Code of Ethics,” “Corporate Governance Matters—Corporate Governance and Nominating Committee,” and “Corporate Governance Matters—Audit Committee.” Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information in response to this Item will be set forth in our Proxy Statement for our 2015 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” “Corporate Governance Matters—Compensation Committee,” and “Executive Compensation—Compensation Committee Report.” Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required in response to this Item will be set forth in our Proxy Statement for our 2015 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2014. For a description of these plans, please see Note 14 to the Consolidated Financial Statements.

(Dollars in thousands)	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan Category
Equity compensation plans approved by stockholders	—	$—	377
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	377

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required in response to this Item will be set forth in our Proxy Statement for our 2015 Annual Meeting of Stockholders under the captions “Corporate Governance Matters—Director Independence” and “Corporate Governance Matters – Related Party Transaction Policies and Procedures.” Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information in response to this Item will be set forth in our Proxy Statement for our 2015 Annual Meeting of Stockholders under the caption “Fees of Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

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

3.13	Amended and Restated By‑Laws. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8‑K, filed on February 17, 2015.)

4.1*

Amended and Restated 2004 Incentive Stock Plan of 3D Systems Corporation (Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No.1 to Registration Statement on Form S-8, filed May 20, 2009.)

4.2*	Amended and Restated 2004 Incentive Stock Plan of 3D Systems Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 5, 2015.)

4.3*	Form of Restricted Stock Purchase Agreement for Employees. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S‑8, filed on May 19, 2004.)

4.4*	Form of Restricted Stock Purchase Agreement for Officers. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S‑8, filed on May 19, 2004.)

4.5*	Form of Restricted Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on February 5, 2015.)

4.6*	Form of Restricted Stock Unit Purchase Agreement. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 5, 2015.)

4.7*	Restricted Stock Plan for Non‑Employee Directors of 3D Systems Corporation. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S‑8, filed on May 19, 2004.)

4.8*

Amendment No. 1 to Restricted Stock Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

4.9*	Form of Restricted Stock Purchase Agreement for Non‑Employee Directors. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S‑8, filed on May 19, 2004.)

4.10

Indenture, dated as of November 22, 2011, by and between 3D Systems Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 22, 2011.)

4.11	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (No. 333-182065) filed on June 12, 2012.)

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

10.13*

Transition Agreement, dated March 28, 2014, by and between 3D Systems Corporation and Damon Gregoire.  (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on March 31, 2014.)

10.14

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

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm dated February 26, 2015.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002, dated February 26, 2015.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002, dated February 26, 2015.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated February 26, 2015.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated February 26, 2015.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*              Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

3D Systems Corporation

By:	/s/ ABRAHAM N. REICHENTAL
Abraham N. Reichental
President and Chief Executive Officer

Date:	February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ABRAHAM N. REICHENTAL	Chief Executive Officer, President and Director	February 26, 2015
Abraham N. Reichental	(principal executive officer)

/s/ THEODORE A. HULL	Executive Vice President and Chief Financial Officer	February 26, 2015
Theodore A. Hull	(principal financial officer)

/s/ CHARLES W. HULL	Executive Vice President, Chief Technology	February 26, 2015
Charles W. Hull	Officer and Director

/s/ DAVID R. STYKA	Vice President and Chief Accounting Officer	February 26, 2015
David R. Styka	(principal accounting officer)

/s/ G. WALTER LOEWENBAUM, II	Chairman of the Board of Directors	February 26, 2015
G. Walter Loewenbaum, II

/s/ JIM D. KEVER	Director	February 26, 2015
Jim D. Kever

/s/ KEVIN S. MOORE	Director	February 26, 2015
Kevin S. Moore

/s/ DANIEL S. VAN RIPER	Director	February 26, 2015
Daniel S. Van Riper

/s/ WILLIAM E. CURRAN	Director	February 26, 2015
William E. Curran

/s/ KAREN E. WELKE	Director	February 26, 2015
Karen E. Welke

/s/ PETER H. DIAMANDIS	Director	February 26, 2015
Peter H. Diamandis

/s/ WILLIAM D. HUMES	Director	February 26, 2015
William D. Humes

3D Systems Corporation

Index to Consolidated Financial Statements
and Consolidated Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

3D Systems Corporation

Rock Hill, South Carolina

We have audited 3D Systems Corporation and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in (the COSO criteria). 3D Systems Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, 3D Systems Corporation did maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 3D Systems Corporation and its subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014  and our report dated February 26, 2015  expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP

Charlotte, North Carolina

February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
3D Systems Corporation
Rock Hill, South Carolina

We have audited the accompanying consolidated balance sheets of 3D Systems Corporation and its subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of 3D Systems Corporation and its subsidiaries as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in (COSO) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP

Charlotte, North Carolina

February 26, 2015

3D Systems Corporation
Consolidated Balance Sheets
As of December 31, 2014 and 2013

	December 31,	December 31,
(in thousands, except par value)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$284,862	$306,316
Accounts receivable, net of allowance for doubtful accounts of $10,300 (2014) and $8,133 (2013)	168,441	132,121
Inventories, net	96,645	75,148
Prepaid expenses and other current assets	15,769	7,203
Current deferred income tax asset	14,973	6,067
Total current assets	580,690	526,855
Property and equipment, net	81,881	45,208
Intangible assets, net	251,561	141,709
Goodwill	589,537	370,066
Long term deferred income tax asset	816	548
Other assets, net	21,485	13,470
Total assets	$1,525,970	$1,097,856
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capitalized lease obligations	$684	$187
Accounts payable	64,378	51,729
Accrued and other liabilities	44,219	28,430
Customer deposits	6,946	5,466
Deferred revenue	32,264	24,644
Total current liabilities	148,491	110,456
Long term portion of capitalized lease obligations	8,905	7,277
Convertible senior notes, net	—	11,416
Long term deferred income tax liability	30,679	19,714
Other liabilities	34,898	15,201
Total liabilities	222,973	164,064
Redeemable noncontrolling interests	8,872	—
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 112,233 (2014) and 103,818 (2013)	112	104
Additional paid-in capital	1,245,462	866,552
Treasury stock, at cost: 709 shares (2014) and 600 shares (2013)	(374)	(286)
Accumulated earnings	72,124	60,487
Accumulated other comprehensive income (loss)	(24,406)	5,789
Total 3D Systems Corporation stockholders' equity	1,292,918	932,646
Noncontrolling interests	1,207	1,146
Total stockholders’ equity	1,294,125	933,792
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,525,970	$1,097,856

See accompanying notes to consolidated financial statements.

3D Systems Corporation
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2014, 2013 and 2012

(in thousands, except per share amounts)	2014	2013	2012
Revenue:
Products	$442,198	$356,032	$229,980
Services	211,454	157,368	123,653
Total revenue	653,652	513,400	353,633
Cost of sales:
Products	223,991	159,628	105,286
Services	112,227	86,178	67,151
Total cost of sales	336,218	245,806	172,437
Gross profit	317,434	267,594	181,196
Operating expenses:
Selling, general and administrative	215,724	143,244	97,422
Research and development	75,395	43,489	23,203
Total operating expenses	291,119	186,733	120,625
Income from operations	26,315	80,861	60,571
Interest and other expense, net	8,928	16,855	17,292
Income before income taxes	17,387	64,006	43,279
Provision for income taxes	5,441	19,887	4,338
Net income	11,946	44,119	38,941
Net income attributable to noncontrolling interests	(309)	(12)	—
Net income attributable to 3D Systems Corporation	$11,637	$44,107	$38,941

Other comprehensive income (loss):
Pension adjustments, net of taxes: $515 (2014), $78 (2013) and $316 (2012)	$(1,135)	$(168)	$(714)
Foreign currency translation gain (loss) attributable to 3D Systems Corporation	(29,183)	1,968	1,640
Liquidation of non-US entity	—	173	—
Total other comprehensive income (loss)	(30,318)	1,973	926
Comprehensive income (loss)	(18,681)	46,080	39,867
Foreign currency translation (gain) loss attributable to noncontrolling interests	123	(50)	—
Comprehensive income (loss) attributable to 3D Systems Corporation	$(18,558)	$46,030	$39,867

Net income per share available to 3D Systems common stockholders — basic and diluted	$0.11	$0.45	$0.48

See accompanying notes to consolidated financial statements.

3D Systems Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2014, 2013 and 2012

	Common Stock				Treasury Stock
(In thousands, except par value)	Shares	Par Value $0.001		Additional Paid In Capital	Shares	Amount	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)		Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2011	50,975	$51		$274,542	324	$(214)	$(22,531)	$2,940		254,788	$—	254,788
Exercise of stock options	1,055	1		3,903	—	—	—	—		3,904	—	3,904
Tax benefits from share-based payment arrangements	—	—		1,514	—	—	—	—		1,514	—	1,514
Issuance (repurchase) of restricted stock, net	524	1		524	31	(26)	—	—		499	—	499
Issuance of common stock	4,151	4		106,885	—	—	—	—		106,889	—	106,889
Issuance of stock for 5.50% senior convertible notes	2,845	3		60,079	—	—	—	—		60,082	—	60,082
Issuance of stock for acquisitions	294	—	(a)	7,672	—	—	—	—		7,672	—	7,672
Stock-based compensation expense	11	—		5,118	—	—	—	—		5,118	—	5,118
Net income	—	—		—	—	—	38,941	—		38,941	—	38,941
Pension adjustment	—	—		—	—	—	—	(714)		(714)	—	(714)
Foreign currency translation adjustment	—	—		—	—	—	—	1,640		1,640	—	1,640
Balance at December 31, 2012	59,855	$60		$460,237	355	$(240)	$16,410	$3,866		$480,333	$—	$480,333
Tax benefits from share-based payment arrangements	—	—		26,038	—	—	—	—		26,038	—	26,038
Issuance (repurchase) of restricted stock, net	1,001	1		947	68	(46)	—	—		902	—	902
Issuance of stock for 5.50% senior convertible notes	4,675	5		80,749	—	—	—	—		80,754	—	80,754
Common stock split	30,867	31		(177)	177	—	(30)	—		(176)	—	(176)
Issuance of stock for acquisitions	293	—		13,131	—	—	—	—		13,131	—	13,131
Issuance of stock for equity raise	7,112	7		272,069	—	—	—	—		272,076	—	272,076
Stock-based compensation expense	15	—		13,558	—	—	—	—		13,558	—	13,558
Net income	—	—		—	—	—	44,107	—		44,107	12	44,119
Noncontrolling interest for business combinations	—	—		—	—	—	—	—		—	1,084	1,084
Pension adjustment	—	—		—	—	—	—	(168)		(168)	—	(168)
Liquidation of non-US entity	—	—		—	—	—	—	173		173	—	173
Foreign currency translation adjustment	—	—		—	—	—	—	1,918		1,918	50	1,968
Balance at December 31, 2013	103,818	$104		$866,552	600	$(286)	$60,487	$5,789		$932,646	$1,146	$933,792
Tax benefits from share-based payment arrangements	—	—		7,653	—	—	—	—		7,653	—	7,653
Issuance (repurchase) of restricted stock, net	1,152	1		1,983	109	(88)	—	—		1,896	—	1,896
Issuance of stock for 5.50% senior convertible notes, net of taxes	877	1		12,133	—	—	—	—		12,134	—	12,134
Issuance of stock for acquisitions	436	—		24,625	—	—	—	—		24,625	—	24,625
Issuance of stock for equity raise	5,950	6		299,723	—	—	—	—		299,729	—	299,729
Stock-based compensation expense	—	—		32,793	—	—	—	—		32,793	—	32,793
Net income	—	—		—	—	—	11,637	—		11,637	309	11,946
Noncontrolling interests for business combinations	—	—		—	—	—	—	—		—	(125)	(125)
Pension adjustment	—	—		—	—	—	—	(1,135)		(1,135)	—	(1,135)
Foreign currency translation adjustment	—	—		—	—	—	—	(29,060)		(29,060)	(123)	(29,183)
Balance at December 31, 2014	112,233	$112		$1,245,462	709	$(374)	$72,124	$(24,406)	(b)	$1,292,918	$1,207	$1,294,125

(a)	Amounts not shown due to rounding.
(b)	Accumulated other comprehensive loss of $24,406 consists of a cumulative unrealized loss on pension plan of $2,211 and a foreign currency translation loss of $22,195.

See accompanying notes to consolidated financial statements.

3D Systems Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013 and 2012

(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$11,946	$44,119	$38,941
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit of deferred income taxes	(24,555)	(9,892)	(661)
Depreciation and amortization	55,188	30,444	21,229
Non-cash interest on convertible notes	224	974	3,876
Provision for bad debts	8,699	4,961	3,039
Stock-based compensation	32,793	13,558	5,118
(Gain) loss on the disposition of property and equipment	(227)	1,128	(674)
Deferred interest income	—	(1,018)	—
Loss on conversion of convertible debt	1,806	11,275	7,021
Changes in operating accounts:
Accounts receivable	(55,977)	(43,684)	(19,246)
Inventories	(30,754)	(30,893)	(12,225)
Prepaid expenses and other current assets	(9,235)	(1,780)	(794)
Accounts payable	23,482	7,620	(238)
Accrued liabilities	16,071	(6,495)	7,567
Customer deposits	1,921	1,904	(1,336)
Deferred revenue	8,686	7,526	1,164
Other operating assets and liabilities	11,043	(4,563)	(1,251)
Net cash provided by operating activities	51,111	25,184	51,530
Cash flows from investing activities:
Purchases of property and equipment	(22,727)	(6,972)	(3,224)
Additions to license and patent costs	(753)	(1,648)	(729)
Proceeds from disposition of property and equipment	—	1,882	—
Cash paid for acquisitions, net of cash assumed	(345,361)	(162,318)	(183,701)
Other investing activities	(6,600)	(4,701)	—
Net cash used in investing activities	(375,441)	(173,757)	(187,654)
Cash flows from financing activities:
Proceeds from issuance of common stock	299,729	272,076	106,889
Tax benefits from share-based payment arrangements	7,653	26,038	1,514
Proceeds from exercise of stock options and restricted stock, net	1,896	902	4,400
Cash disbursed in lieu of fractional shares related to stock split	—	(176)	—
Restricted cash	—	13	—
Repayment of capital lease obligations	(696)	(157)	(163)
Net cash provided by financing activities	308,582	298,696	112,640
Effect of exchange rate changes on cash	(5,706)	334	223
Net increase (decrease) in cash and cash equivalents	(21,454)	150,457	(23,261)
Cash and cash equivalents at the beginning of the period	306,316	155,859	179,120
Cash and cash equivalents at the end of the period	$284,862	$306,316	$155,859

Cash interest payments	$888	$1,584	$9,113
Cash income tax payments	15,602	5,642	3,506
Transfer of equipment from inventory to property and equipment, net (a)	5,891	4,886	4,057
Transfer of equipment to inventory from property and equipment, net (b)	944	612	1,924
Stock issued for acquisitions of businesses	24,625	13,131	7,672
Notes redeemed for shares of common stock	12,134	80,754	60,082

See accompanying notes to consolidated financial statements.

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training or demonstration or for placement into Quickparts locations.
(b)	In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine.

Note 1 Basis of Presentation

The consolidated financial statements include the accounts of 3D Systems Corporation and all majority-owned subsidiaries and entities in which a controlling interest is maintained (the “Company”).

A non-controlling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. The Company includes noncontrolling interest as a component of total equity in the Consolidated Balance Sheets and the net income attributable to noncontrolling interests are presented as an adjustment from net income used to arrive at net income attributable to 3D Systems Corporation in the consolidated statements of income and comprehensive income.

Investments in non-consolidated affiliates (20-50 percent owned companies and joint ventures) are accounted for using the equity method.

Investments through which we are not able to exercise significant influence over the investee and which we do not have readily determinable fair values are accounted for under the cost method.

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

Services

Printers include a warranty under which the Company provides maintenance for periods up to one year, as well as training, installation and non-contract maintenance services. The Company defers this portion of the revenue at the time of sale based on the relative fair value of these services. Deferred revenue is recognized ratably according to the term of the warranty. Costs associated with our obligations during the warranty period are expensed as incurred. After the initial warranty period, the Company offers these customers optional maintenance contracts. Deferred maintenance revenue is recognized ratably, on a straight-line basis, over the period of the contract, and costs associated with these contracts are recognized as incurred. Revenue from training, installation and non-contract maintenance services is recognized at the time of performance.

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

Goodwill set forth on the Consolidated Balance Sheet as of December 31, 2014 arose from acquisitions carried out in 2014, 2013, 2012, 2011, 2010 and 2009 and in years prior to December 31, 2007. Goodwill arising from acquisitions prior to 2007 was allocated to geographic reporting units based on the percentage of SLS printers then installed by geographic area. Goodwill arising from acquisitions in 2009 through 2014 was allocated to geographic reporting units based on geographic dispersion of the acquired companies’ sales or capitalization at the time of their acquisition.

The Company is required to perform a valuation of each of its three geographic reporting units annually, or upon significant changes in the Company’s business environment. The Company conducted its annual impairment analysis in the fourth quarter of 2014. To determine the fair value of each reporting unit the Company utilized discounted cash flows, using five years of projected unleveraged free cash flows and terminal EBITDA earnings multiples. The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. The Company also considered the current trading multiples of comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in the industry. The control premium that a third party would be willing to pay to obtain a controlling interest in a reporting unit of the Company was a component considered when determining fair value. In addition, factors such as the performance of competitors were also considered. Under each fair value measurement methodology considered, the fair value of each reporting unit exceeded its carrying value; accordingly, no goodwill impairment adjustments were recorded. In addition, factors such as the performance of competitors were also considered. The Company concluded that there was a reasonable basis for the excess of the estimated fair value of the geographic reporting units over its market capitalization.

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

There was no goodwill impairment for the years ended December 31, 2014, 2013 or 2012.

Determining the fair value of a reporting unit, intangible asset or a long-lived asset is judgmental and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions that it believes are reasonable, but are uncertain and subject to changes in market conditions.

Redeemable Noncontrolling Interest

The minority interest shareholders of a certain subsidiary have the right to require the Company to acquire their ownership interest under certain circumstances pursuant to a contractual arrangement and the Company has a similar call option under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as revenue and gross margin performance of the subsidiary through the date of exercise, etc. as described in Note 22.

The Company has recorded the put option as mezzanine equity at their current estimated redemption amount. The Company accrues changes in the redemption amounts over the period from the date of issuance to the earliest redemption date of the put option. For the year ended December 31, 2014, there has been no charge to noncontrolling interests. Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity.

The following table presents changes in Redeemable Noncontrolling Interests.

	Years Ended December 31,
(in thousands)	2014	2013
Balance at January 1,	$—	$—
Granted	8,550	—
Currency translation adjustments	322	—
Balance at December 31,	$8,872	$—

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

Capitalized Software Costs

Certain software development and production costs are capitalized when the related product reaches technological feasibility. No Software development costs were capitalized in 2014 and $250 were capitalized in 2013. No software development costs were capitalized in 2012. Capitalized software costs include internally developed software and certain costs that relate to developed software that the Company acquired through acquisition of businesses. Amortization of software development costs begins when the related products are available for use in related printers. Amortization expense related to capitalized software costs amounted to $1,439, $1,439 and $1,440 for 2014, 2013 and 2012, respectively, based on the straight-line method using an estimated useful life ranging from one year to eight years. Net capitalized software costs aggregated $3,556, $5,234 and $6,424 at December 31, 2014, 2013 and 2012, respectively, and are included in intangible assets in the accompanying consolidated balance sheets.

Contingencies

The Company follows the provisions of ASC 450, “Contingencies,” which requires that an estimated loss from a loss contingency be accrued by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated.

Foreign Currency Translation

The Company transacts business globally and is subject to risks associated with fluctuating foreign exchange rates. 49.1% of the Company’s consolidated revenue is derived from sales outside the U.S. This revenue is generated primarily from sales of subsidiaries operating outside the U.S. in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, although certain sales are denominated in other currencies. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies. These currencies include Australian Dollars, British Pounds, Chinese Yuan, Euros, Japanese Yen, Swiss Francs, South Korean Won, Israel Shekel, Brazilian Real and Indian Rupee.

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

Earnings per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income, as adjusted for the assumed issuance of all dilutive shares, by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive common shares issuable upon exercise of outstanding stock options or conversion of convertible securities had been issued. Common shares related to stock options are excluded from the computation when their effect is anti-dilutive, that is, when their inclusion would increase the Company’s net income per share or reduce its net loss per share. At December 31, 2013 and 2012, the average outstanding diluted shares calculation also excluded shares that may have been issued upon conversion of the outstanding senior convertible notes because their inclusion would have been anti-dilutive. All senior convertible notes were converted in 2014. See Note 17 to the consolidated financial statements.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $8,799, $6,010 and $3,972 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Based upon the Company’s recent results of operations and its expected profitability in the future, the Company concluded that it is more likely than not that its deferred tax assets will be realized.

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

Recent Accounting Pronouncements

Accounting Standards Implemented in 2014

No new accounting pronouncements were implemented in 2014.

New Accounting Standards to be Implemented

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

Note 3 Acquisitions

2014 Acquisitions

On February 18, 2014, the Company acquired the assets of Digital Playspace, Inc., an online platform that combines home design, gaming, and community sharing to deliver a 3D create-and-make experience for children, families and adults. The fair value of the consideration paid for this acquisition, net of cash acquired, was $4,000, of which $2,000 was paid in cash and $2,000 was paid in shares of the Company’s stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The operations of Digital Playspace, Inc. have been integrated into the Company’s service revenues. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2014 acquisitions.

On April 2, 2014, the Company acquired 100% of the outstanding shares and voting rights of Medical Modeling Inc. Medical Modeling Inc. is a provider of 3D printing-centric personalized surgical treatments and patient specific medical devices, including virtual surgical planning, personalized medical devices and clinical transfer tools. The fair value of the consideration paid for this acquisition, net of cash acquired, was $69,026 of which $51,526 was paid in cash and $17,500 was paid in shares of the Company’s stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The operations of Medical Modeling Inc. have been integrated into the Company’s service revenues. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2014 acquisitions.

On August 6, 2014, the Company acquired certain assets of Bordner and Associates, Inc. d/b/a Laser Reproductions (“Laser Reproductions”). Laser Reproductions is a provider of advanced manufacturing, tooling and rapid prototyping solutions. The fair value of the consideration paid for this acquisition, net of cash acquired, was $17,450, of which $13,075 was paid in cash and $4,375 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The operations of Laser Reproductions have been integrated into the Company’s service revenues. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2014 acquisitions.

On August 13, 2014, the Company acquired certain assets of sister companies American Precision Machining, L.L.C. (“APM”) and American Precision Prototyping, LLC (“APP”). APM and APP are providers of precision machining and manufacturing services and 3D printing services. The fair value of the consideration paid for these acquisitions, net of cash acquired, was $14,089, all of which was paid in cash. The operations of APM and APP have been integrated into the Company’s service revenues. The fair value of the consideration paid for these acquisitions was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2014 acquisitions.

On August 28, 2014, the Company acquired 100% of the outstanding shares and voting rights of Simbionix USA Corporation (“Simbionix”). Simbionix is a provider of patient-specific surgical simulation solutions. The fair value of the consideration paid for this acquisition, net of cash acquired, was $121,562, all of which was paid in cash. The operations of Simbionix have been integrated into the Company’s products and service revenues. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2014 acquisitions.

On September 3, 2014, the Company acquired 100% of the outstanding shares and voting rights of LayerWise NV (“LayerWise”). LayerWise is a provider of advanced direct metal 3D printing and manufacturing services and delivers quick-turn, 3D-printed metal parts, manufactured on its own proprietary line of direct metal 3D printers, for aerospace, high-precision equipment, and medical and dental customers. The fair value of the consideration paid for this acquisition, net of cash acquired, was $41,933, all of which was paid in cash. The operations of LayerWise have been integrated into the Company’s service revenues. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2014 acquisitions.

On November 25, 2014, the Company acquired 70% of the outstanding shares and voting rights of Robtec, an additive manufacturing service bureau and distributor of 3D printing and scanning products. Under the terms of the agreement, the Company acquired 70% of the shares of Robtec at closing and the remainder of the shares will be acquired by the Company on the fifth anniversary of the closing. The fair value of the consideration paid for this acquisition, net of cash acquired, was $21,880, all of which was paid in cash. The operations of Robtec have been integrated into the Company’s service revenues. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on the estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2014 acquisitions.

On December 16, 2014, the Company acquired 100% of the outstanding shares and voting rights of botObjects Ltd. (“botObjects”), a company that develops consumer 3D printers. The fair value of the consideration paid for this acquisition, net of cash acquired, was $24,743, all of which was paid in cash. The operations of botObjects have been integrated into the Company’s service revenues. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on the estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2014 acquisitions.

Subject to the terms and conditions of the botObejcts purchase agreement, the sellers have the right to earn an additional amount, of up to a maximum of approximately $25,000, pursuant to an earnout formula over a three-year period as set forth in the acquisition agreement. The earnout was determined not to be acquisition consideration and therefore will be recorded as compensation expense in the period earned.

On December 17, 2014, the Company acquired a product line related to its materials business. The fair value of the consideration paid for this acquisition, net of cash acquired, was $54,552, all of which was paid in cash. The company completed this acquisition as part of its improved business continuity and operational excellence initiatives. The operations have been integrated into the Company’s materials production. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on the estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2014 acquisitions.

For all acquisitions made in 2014, factors considered by the Company in determination of goodwill include synergies, vertical integration and strategic fit for the Company. The acquisitions completed during the year are not material relative to the Company’s assets or operating results; therefore, no proforma financial information is provided.

Goodwill related to asset acquisitions will be deductible for tax purposes. Goodwill related to equity acquisitions will not be recognized as a tax-deductible asset. If the target in an equity acquisition was deducting goodwill from a previous asset acquisition, that tax benefit would continue.

The Company’s purchase price allocations for the acquired companies are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. The amounts related to the acquisitions of these businesses were allocated to the assets acquired and the liabilities assumed and included in the Company’s condensed consolidated balance sheet at December 31, 2014 as follows:

(in thousands)	2014
Fixed assets	$19,279
Other intangible assets, net	127,315
Goodwill	259,422
Other assets, net of cash acquired	38,583
Liabilities	(75,364)
Net assets acquired	$369,235

Subsequent Acquisition

In November, the Company entered into a definitive agreement to acquire all of the outstanding shares of Cimatron Ltd. (“Cimatron”), a provider of integrated 3D CAD/CAM software products and solutions for manufacturing. The acquisition was completed on February 9, 2015 for approximately $77,000, net of cash.

2013 Acquisitions

On January 9, 2013, the Company acquired 100% of the shares of common stock and voting equity of Co-Web. Co-Web is a start-up that creates consumer customized 3D printed products and collectibles. Co-Web’s operations have been integrated into the Company’s Cubify consumer solutions and included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $262, based on the exchange rate of the Euro at the date of acquisition, all of which was paid in cash. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2013 acquisitions. Factors considered in determination of goodwill include synergies, vertical integration and strategic fit for the Company.

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

On May 1, 2013, the Company acquired certain assets and liabilities of Rapid Product Development Group, Inc. (“RPDG”). RPDG is a global provider of additive and traditional quick turn manufacturing services.  RPDG’s operations have been integrated into the Company’s Quickparts services and are included in services revenue.  The fair value of the consideration paid for this acquisition, net of cash acquired, was $44,413, of which $33,163 has been paid in cash and $6,750 has been paid in shares of the Company’s stock.  The remaining $4,500 deferred purchase price was paid on the 12 month anniversary of the closing date with $3,750 of cash and $750 in shares of the Company’s stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2013 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

On July 15, 2013, the Company acquired approximately 82% of the outstanding shares and voting rights of Phenix Systems, a leading global provider of direct metal selective laser sintering 3D printers. During 2013, the Company acquired additional shares and completed a tender offer. As of December 31, 2014, the Company owned approximately 95% of the capital and voting rights of Phenix Systems. Phenix Systems designs, manufactures and sells proprietary direct metal 3D printers that can print chemically pure, fully dense metal and ceramic parts from very fine powders. The fair value of the consideration paid for this acquisition, net of cash acquired, was approximately $16,975 based on the exchange rate at the date of acquisition, all of which was paid in cash. Phenix’s operations have been integrated into printers and other products and services revenue. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2013 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

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

On August 20, 2013, the Company acquired 100% of the common stock and voting equity of CRDM, Ltd. (“CRDM”), a provider of rapid prototyping and rapid tooling services. The fair value of the consideration paid for this acquisition, net of cash acquired, was approximately $6,399 based on the exchange rate at the date of acquisition, all of which was paid in cash. CRDM’s operations have been integrated into the Company’s global Quickparts custom parts and manufacturing services revenue. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2013 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

On September 6, 2013, the Company acquired the assets of The Sugar Lab, a start-up that is dedicated to 3D printing customized, multi-dimensional, edible confections. The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,500, of which $1,000 was paid in cash and $500 was paid in shares of the Company’s stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The Sugar Lab’s operations have been integrated into the Company’s printers and services revenue. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2013 acquisitions. Factors considered in determination of goodwill include synergies, vertical integration and strategic fit for the Company.

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

2012 Acquisitions

On January 3, 2012, the Company acquired 100% of the outstanding shares and voting rights of Z Corporation (“Z Corp”) and Vidar Systems Corporation (“Vidar”). Z Corp is a provider of consumer and professional 3D printers, 3D scanners, proprietary print materials and printer services. Z Corp’s operations have been integrated into the Company and are included in printers and other products and services revenue. Vidar is a provider of medical film scanners that digitize film for radiology, oncology, mammography and dental applications. Vidar’s operations have been integrated into the Company and included in printers and other products revenue. The fair value of the consideration paid for this acquisition was $134,918, net of cash acquired, all of which was paid in cash, and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date, and is included in the table below which summarizes 2012 acquisitions. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

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

On October 1, 2012, the Company acquired 100% of the outstanding shares and voting rights of The Innovative Modelmakers B.V. (“TIM”), a full service provider of Quickparts custom parts services.  The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,714, based on the exchange rate of the Euro at the date of acquisition, of which $1,148 was paid in cash and $566 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below which summarizes 2012 acquisitions. The Company integrated TIM into its European Quickparts services, and revenue since the acquisition date is reported in services revenue. The TIM acquisition is not significant to the Company’s financial statements. Factors considered in determination of goodwill include synergies, workforce, vertical integration and strategic fit for the Company.

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

The amounts related to the acquisitions of these businesses were allocated to the assets acquired and the liabilities assumed and included in the Company’s condensed consolidated balance sheet at December 31, 2012 as follows:

(in thousands)	2012
Fixed assets	$9,599
Intangible assets	200,407
Other liabilities, net of cash acquired and assets assumed	(18,719)
Net assets acquired	$191,287

Note 4 Inventories

Components of inventories, net at December 31, 2014 and 2013 are as follows:

(in thousands)	2014	2013
Raw materials	$46,850	$34,144
Work in process	2,304	3,050
Finished goods and parts	47,491	37,954
Inventories, net	$96,645	$75,148

Note 5 Property and Equipment

Property and equipment at December 31, 2014 and 2013 are summarized as follows:

(in thousands)	2014	2013	Useful Life (in years)
Land	$541	$541	N/A
Building	9,370	9,315	25
Machinery and equipment	84,443	56,962	3-7
Capitalized software	3,693	3,872	3-5
Office furniture and equipment	3,478	3,586	3-5
Leasehold improvements	12,447	9,395	Life of lease (a)
Rental equipment	557	—	5
Construction in progress	20,082	4,014	N/A
Total property and equipment	134,611	87,685
Less: Accumulated depreciation and amortization	(52,730)	(42,477)
Total property and equipment, net	$81,881	$45,208

(a)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Depreciation and amortization expense on property and equipment for the years ended 2014, 2013 and 2012 was $14,727, $9,746 and $8,441, respectively.

Note 6 Intangible Assets

Intangible assets other than goodwill at December 31, 2014 and December 31, 2013 are as follows:

	2014			2013
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Licenses	$5,875	$(5,875)	$—	$5,875	$(5,875)	$—	N/A	N/A
Patent costs	20,733	(7,369)	13,364	21,545	(5,960)	15,585	5 - 20	3
Acquired technology	57,383	(18,241)	39,142	30,095	(13,615)	16,480	3 - 10	4
Internally developed software	9,073	(5,517)	3,556	18,097	(12,863)	5,234	1 - 8	<1
Customer relationships	157,139	(36,975)	120,164	95,793	(18,283)	77,510	3 - 11	2
Non-compete agreements	35,469	(11,784)	23,685	16,848	(6,666)	10,182	3 - 11	3
Trade names	21,800	(4,455)	17,345	9,302	(2,211)	7,091	2 - 10	5
Other	39,100	(6,905)	32,195	11,598	(4,081)	7,517	4 - 10	1
Intangible assets with indefinite lives:
Trademarks	2,110	—	2,110	2,110	—	2,110	N/A	N/A
Total intangible assets	$348,682	$(97,121)	$251,561	$211,263	$(69,554)	$141,709	1 - 20	4

Amortization expense related to costs incurred to internally develop and extend patents in the United States and various other countries was $281, $250 and $215 for the years ended December 31, 2014, 2013 and 2012, respectively.

Amortization expense related to acquired intangible assets was $39,203, $20,447 and $12,573 for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization of these intangible assets is calculated on a straight-line basis over periods ranging from one year to twenty years.

Annual amortization expense for intangible assets is expected to be $50,888 in 2015, $46,105 in 2016, $41,802 in 2017, $33,280 in 2018 and $24,706 in 2019.

Note 7 Goodwill

The following are the changes in the carrying amount of goodwill by geographic reporting unit:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at January 1, 2013	$168,202	$40,276	$31,836	$240,314
Effect of foreign currency exchange rates	—	2,145	(967)	1,178
Goodwill acquired through acquisitions	96,533	28,734	3,307	128,574
Balance at December 31, 2013	264,735	71,155	34,176	370,066
Effect of foreign currency exchange rates	1,804	(17,238)	(992)	(16,426)
Goodwill acquired through acquisitions	72,872	163,025	—	235,897
Balance at December 31, 2014	$339,411	$216,942	$33,184	$589,537

The effect of foreign currency exchange in this table reflects the impact on goodwill of amounts recorded in currencies other than the U.S. dollar on the financial statements of subsidiaries in these geographic areas resulting from the yearly effect of foreign currency translation between the applicable functional currency and the U.S. dollar. The remaining goodwill for EMEA and the entire amount of goodwill for Asia Pacific represent amounts allocated in U.S. dollars from the U.S. to those geographic areas for financial reporting purposes.

Note 8 Employee Benefits

The Company sponsors a Section 401(k) plan (the “Plan”) covering substantially all its eligible U.S. employees. The Plan entitles eligible employees to make contributions to the Plan after meeting certain eligibility requirements. Contributions are limited to the maximum contribution allowances permitted under the Internal Revenue Code. The Company matches 50% of the employee contributions up to a maximum match of $1.5, as set forth in the Plan. The Company may also make discretionary contributions to the Plan, which would be allocable to participants in accordance with the Plan.

In addition, the Company has several other U.S. and non-U.S. defined contribution plans covering eligible U.S. and non-U.S. employees, respectively. Postretirement benefits related to non-U.S. defined contribution plans, other than pensions, provide healthcare benefits, and in some instances, life insurance benefits for certain eligible employees.

For the years ended December 31, 2014, 2013 and 2012, the Company expensed $721, $527 and $489, respectively, for matching contributions to defined contribution plans.

Note 9 Accrued and Other Liabilities

Accrued liabilities at December 31, 2014 and 2013 are as follows:

(in thousands)	2014	2013
Compensation and benefits	$20,726	$13,197
Vendor accruals	10,451	5,449
Accrued professional fees	532	493
Accrued taxes	8,577	1,834
Royalties payable	1,796	750
Accrued interest	43	73
Accrued earnouts related to acquisitions	185	5,872
Accrued other	1,909	762
Total	$44,219	$28,430

Other liabilities at December 31, 2014 and 2013 are summarized below:

(in thousands)	2014	2013
Defined benefit pension obligation	$7,062	$5,861
Long term tax liability	2,029	90
Long term earnouts related to acquisitions	8,970	4,206
Long term deferred revenue	7,627	4,218
Other long term liabilities	9,210	826
Total	$34,898	$15,201

Note 10 Hedging Activities and Financial Instruments

Generally accepted accounting principles require the Company to disclose its estimate of the fair value of material financial instruments, including those recorded as assets or liabilities, in its consolidated financial statements. The carrying amounts of current assets and liabilities approximate fair value due to their short-term maturities. Generally, the fair value of a fixed-rate instrument will increase as interest rates fall and decrease as interest rates rise.

The carrying amounts and fair values of the Company’s other financial instruments at December 31, 2014 and 2013 were as follows:

	2014		2013
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.50% convertible notes	$—	$—	$11,416	$12,035

In November 2011, the Company entered into an indenture under which it privately placed $152,000 of 5.50% senior convertible notes due December 15, 2016 with institutional and accredited investors. The estimated fair value of the fixed-rate convertible notes in the table above differs from the amounts reflected on the balance sheet based on the difference between the mandatory redemption value and the market value of the notes. The remaining outstanding Notes were converted during the third quarter of 2014.

The foregoing estimate is subjective and involves uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the Company’s estimates.

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

There were no foreign currency contracts outstanding at December 31, 2014 or at December 31, 2013.

The total impact of foreign currency related items on the consolidated statements of income and comprehensive income was a loss of $5,727, a loss of $773 and a gain of  $145 for the years ended December 31, 2014,  2013 and 2012, respectively.

Note 11 Borrowings

Credit Facility

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

There was no outstanding balance on the Credit Facility as of December 31, 2014.

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

During 2014, the remaining $12,540 of outstanding notes were converted, reflecting a loss of $1,806 for the year ended December 31, 2014, compared to losses of $11,275 and $7,021, respectively, for the years ended December 31, 2013 and 2012. As of December 31, 2014, there is no outstanding balance for the notes.

The following table summarizes the principal amounts and related unamortized discount on convertible notes:

(in thousands)	2014	2013
Principal amount of convertible notes	$—	$12,540
Unamortized discount on convertible notes	—	(1,124)
Net carrying value	$—	$11,416

Interest Expense

Interest expense totaled $1,227, $3,425 and $12,468 for the years ended December 31, 2014, 2013 and 2012, respectively and interest income totaled $482, $1,258, and $168 for the years ended December 31, 2014, 2013 and 2012, respectively, reflecting the combined effect of the issuance and conversion of the senior convertible notes and lower interest rates on investments.

Other Debt

In connection with its acquisition of LayerWise, the Company assumed a portion of LayerWise’s outstanding bank debt, consisting of $1,427 of revolving credit facilities and $240 in term loans. The term loans bear interest at rates ranging from 1.34% to 5.40% as of December 31, 2014. The outstanding balance on the term loans was $127, as of December 31, 2014, all of which was current. There were no borrowings outstanding under the revolving credit facilities as of December 31, 2014. There is a 0.125% commitment fee on the unused portion of the facilities.

Note 12 Lease Obligations

The Company leases certain of its facilities and equipment under capitalized leases and other facilities and equipment under non-cancelable operating leases. The leases are generally on a net-rent basis, under which the Company pays taxes, maintenance and insurance. Leases that expire at various dates through 2031 are expected to be renewed or replaced by leases on other properties. Rent expense for the years ended December 31, 2014, 2013 and 2012 aggregated $10,427, $6,891 and $4,968, respectively.

The Company’s future minimum lease payments as of December 31, 2014 under capitalized leases and non-cancelable operating leases, with initial or remaining lease terms in excess of one year, were as follows:

(in thousands)	Capitalized Leases	Operating Leases
Years ending December 31:
2015	$1,112	$10,006
2016	1,098	8,960
2017	1,125	6,649
2018	1,121	5,536
2019	1,117	4,733
Later years	9,252	7,531
Total minimum lease payments	14,825	$43,415
Less: amounts representing imputed interest	(5,391)
Present value of minimum lease payments	9,434
Less: current portion of capitalized lease obligations	(529)
Capitalized lease obligations, excluding current portion	$8,905

Rock Hill Facility

The Company leases its headquarters and research and development facility pursuant to a lease agreement with Lex Rock Hill, LP. After its initial term ending August 31, 2021, the lease provides the Company with the option to renew the lease for two additional five-year terms. The lease also grants the Company the right to cause Lex Rock Hill, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of $669 in 2014 through 2015, $683 in 2016, including a rent escalation in 2016, $709 in 2017 through 2020 and $723 in 2021. Under the terms of the lease, the Company is obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises.  This lease is recorded as a capitalized lease obligation under ASC 840, “Leases.” The implicit interest rate was 6.93% as of December 31, 2014 and 2013.

Other Capital Lease Obligations

The Company leases other equipment with lease terms through August 2018. In accordance with ASC 840, the Company has recorded these leases as capitalized leases. The implicit interest rate ranged from 1.75% to 8.06% at December 31, 2014 and 1.75% to 7.80% at December 31, 2013.

Note 13 Preferred Stock

The Company had 5,000 shares of preferred stock that were authorized but unissued at December 31, 2014 and 2013.

Note 14 Stock-Based Compensation

Effective May 19, 2004, the Company adopted its 2004 Incentive Stock Plan, as further amended and restated on February 3, 2015 (the “2004 Stock Plan”) and its 2004 Restricted Stock Plan for Non-Employee Directors (the “2004 Director Plan”). Effective upon the adoption of these Plans, all the Company’s previous stock option plans terminated, except with respect to options outstanding under those plans. As of December 31, 2014 and 2013, all vested options had been exercised and there were no options outstanding. All stock-based compensation expense for vested options was recognized prior to 2008.

In 2014, the maximum number of shares of common stock reserved for issuance under the 2004 Stock Plan was increased from 4,000 to 6,000. Total awards issued under this plan, net of repurchases, amounted to 1,026 shares of restricted stock in 2014, 1,046 shares of restricted stock in 2013, and 540 shares of restricted stock in 2012. The Company estimated the future value associated with awards granted in 2014, 2013 and 2012 as $49,121, $67,942 and $20,458, respectively, which is calculated based on the fair market value of the common stock on the date of grant less the amount paid by the recipient and is expensed over the vesting period of each award. The compensation expense recognized in 2014, 2013 and 2012 was $31,944, $12,958 and $4,818, respectively. Generally, each of these awards is made with a vesting period of three years to five years from the date of grant and requires the recipient to pay the lesser of $1.00 for each share or an amount equal to ten percent of the fair market value of the Company’s common stock per share at the date of grant.

The purpose of the 2004 Stock Plan is to provide an incentive that permits the persons responsible for the Company’s growth to share directly in that growth and to further the identity of their interests with the interests of the Company’s stockholders. Any person who is an employee of or consultant to the Company, or a subsidiary or an affiliate of the Company, is eligible to be considered for the grant of restricted stock awards, stock options or performance awards pursuant to the 2004 Stock Plan. The 2004 Stock Plan is administered by the Compensation Committee of the Board of Directors, which, pursuant to the provisions of the 2004 Stock Plan, has the sole authority to determine recipients of awards under that plan, the number of shares to be covered by such awards and the terms and conditions of each award. The 2004 Stock Plan may be amended, altered or discontinued at the sole discretion of the Board of Directors at any time.

The 2004 Director Plan provides for the grant of up to 600 shares of common stock to non-employee directors (as defined in the Plan) of the Company, subject to adjustment in accordance with the terms of the Plan. The purpose of this Plan is to attract, retain and motivate non-employee directors of exceptional ability and to promote the common interests of directors and stockholders in enhancing the value of the Company’s common stock. Each non-employee director of the Company is eligible to participate in this Plan upon their election to the Board of Directors. The Plan provides for initial grants of 1 share of common stock to each newly elected non-employee director, annual grants of 3 shares of common stock as of the close of business on the date of each annual meeting of stockholders, and interim grants of 3 shares of common stock, or a pro rata portion thereof, to non-employee directors elected at meetings other than the annual meeting. Effective April 1, 2013, the Board of Directors amended this Plan to increase the limit of the value of any award of shares made to an eligible director to $100, valued on the date of award. The issue price of common stock awarded under this Plan is equal to the par value per share of the common stock. The Company accounts for the fair value of awards of common stock made under this Plan, net of the issue price, as director compensation expense in the period in which the award is made. During the years ended December 31, 2014, 2013 and 2012, the Company recorded $849, $600 and $300, respectively, as director compensation expense in connection with awards of 17 shares in 2014, 12 shares in 2013 and 11 shares in 2012 of common stock made to the non-employee directors of the Company pursuant to this Plan.

377 shares of common stock were available for future grants under the 2004 Stock Plan. The status of the Company’s stock options is summarized below:

	2014		2013		2012
(shares and options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	—	$—	1,076	$3.76
Exercised	—	—	—	—	(1,056)	3.70
Lapsed or canceled	—	—	—	—	(20)	7.12
Outstanding at end of year	—	$—	—	$—	—	$—
Options exercisable at end of year	—		—		—
Shares available for future option grants (a)	377		1,445		1,667

(a)	Assumes the issuance of options permitted by the 2004 Incentive Stock Plan.

As of December 31, 2012, all stock options were exercised or expired; consequently, no stock options were outstanding or exercised during 2014 or 2013. The aggregate intrinsic value of stock options exercised during 2012 was $39,165, determined as of the date of exercise.

Note 15 International Retirement Plan

The Company sponsors a non-contributory defined benefit pension plan for certain employees of a non-U.S. subsidiary initiated by a predecessor of the subsidiary. The Company maintains insurance contracts that provide an annuity that is used to fund the current obligations under this plan. The net present value of that annuity was $2,981 and $3,144 as of December 31, 2014 and 2013, respectively. The net present value of that annuity is included in “Other assets, net” on the Company’s consolidated balance sheets at December 31, 2014 and 2013. The following table provides a reconciliation of the changes in the projected benefit obligation for the years ended December 31, 2014 and 2013:

(in thousands)	2014	2013
Reconciliation of benefit obligations:
Obligations as of January 1	$5,987	$5,240
Service cost	150	144
Interest cost	200	198
Actuarial loss	1,719	302
Benefit payments	(144)	(122)
Effect of foreign currency exchange rate changes	(718)	225
Obligations as of December 31	7,194	5,987
Funded status as of December 31 (net of tax benefit)	$(7,194)	$(5,987)

The projected benefit obligation in the table above includes $1,719 and $302 of unrecognized net loss for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014, the Company recorded the $1,719 loss, net of $69 of actuarial amortization and a $515 tax benefit, as a $1,135 adjustment to “Accumulated other comprehensive income” in accordance with ASC 715, “Compensation – Retirement Benefits.” At December 31, 2013, the Company recorded the $302 loss, net of $56 of actuarial amortization and a $78 tax benefit, as a $168 adjustment to “Accumulated other comprehensive income” in accordance with ASC 715, “Compensation – Retirement Benefits.”

The Company has recognized the following amounts in the consolidated balance sheets at December 31, 2014 and 2013:

(in thousands)	2014	2013
Accrued liabilities	$132	$127
Other liabilities	7,062	5,860
Projected benefit obligation	7,194	5,987
Accumulated other comprehensive income	(2,211)	(1,076)
Total	$4,983	$4,911

The following projected benefit obligation and accumulated benefit obligation were estimated as of December 31, 2014 and 2013:

(in thousands)	2014	2013
Projected benefit obligation	$7,194	$5,987
Accumulated benefit obligation	$6,301	$5,553

The following table shows the components of net periodic benefit costs and other amounts recognized in other comprehensive income:

(in thousands)	2014	2013
Net periodic benefit cost:
Service cost	$150	$144
Interest cost	200	198
Amortization of actuarial loss	69	56
Total	$419	$398
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss	1,135	168
Total expense recognized in net periodic benefit cost and other comprehensive income	$1,554	$566

The following assumptions are used to determine benefit obligations as of December 31:

	2014	2013
Discount rate	2.40%	3.50%
Rate of compensation	3.00%	2.00%

The following benefit payments, including expected future service cost, are expected to be paid:

(in thousands)
Estimated future benefit payments:
2015	$135
2016	152
2017	155
2018	158
2019	175
2020-2024	1,142

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

Warranty Revenue Recognition:
(in thousands)	Beginning Balance Deferred Warranty Revenue	Warranty Revenue Deferred	Warranty Revenue Recognized	Ending Balance Deferred Warranty Revenue
Year Ended December 31,
2014	$9,141	$17,185	$(14,412)	$11,914
2013	4,081	14,681	(9,621)	9,141
2012	3,094	7,540	(6,553)	4,081

Warranty Costs Incurred:
(in thousands)		Materials	Labor and Overhead	Total
Year Ended December 31,
2014		$5,958	$6,662	$12,620
2013		4,441	4,821	9,262
2012		2,672	3,720	6,392

Note 17 Computation of Net Income per Share

The Company presents basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the applicable period.  Diluted EPS is calculated by dividing net income available to 3D Systems’ common stockholders by the weighted average number of common and common equivalent shares outstanding during the applicable period. The following table is a reconciliation of the numerator and denominator of the basic and diluted income per share computations for the years ended December 31, 2014, 2013 and 2012:

(in thousands, except per share amounts)	2014	2013	2012
Numerator:
Net income attributable to 3D Systems – numerator for basic net earnings per share	$11,637	$44,107	$38,941
Add: Effect of dilutive securities
5.50% convertible notes (after-tax)(a)	—	—	—
Numerator for diluted earnings per share	$11,637	$44,107	$38,941

Denominator:
Weighted average shares – denominator for basic net earnings per share	108,023	98,393	80,817
Add: Effect of dilutive securities
Stock options and other equity compensation	—	—	906
5.50% convertible notes (after-tax)(a)	—	—	—
Denominator for diluted earnings per share	108,023	98,393	81,723

Earnings per share
Basic and Diluted	$0.11	$0.45	$0.48

Interest expense excluded from diluted earnings per share calculation (a)	$—	$1,835	$9,002
5.50% Convertible notes shares excluded from diluted earnings per share calculation (a)	—	1,764	5,957

(a)

Average outstanding diluted earnings per share calculation excludes shares that may be issued upon conversion of the outstanding senior convertible notes since the effect of their inclusion would have been anti-dilutive.

Note 18 Noncontrolling Interests

On July 15, 2013, the Company acquired approximately 82% of the outstanding shares and voting rights of Phenix Systems, a global provider of direct metal selective laser sintering 3D printers based in Riom, France. Phenix’s operating results are included in these consolidated financial statements. In accordance with ASC 810, “Consolidation,” the carrying value of the noncontrolling interest is reported in the consolidated balance sheets as a separate component of equity and consolidated net income has been adjusted to report the net income attributable to the noncontrolling interest. Subsequent to the acquisition, the Company completed a tender offer and acquired additional shares and voting rights of Phenix Systems. As of December 31, 2014, the Company owned approximately 95% of the capital and voting rights of Phenix Systems.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of:
	December 31, 2014				December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$190,628	$—	$—	$190,628	$226,895	$—	$—	$226,895

(a)

Cash equivalents include funds held in money market instruments and are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the quarter or year ended December 31, 2014.

In addition to the financial assets and liabilities included above, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of December 31, 2014 and 2013.

Note 20 Income Taxes

The components of the Company’s income before income taxes are as follows:

(in thousands)	2014	2013	2012
Income before income taxes:
Domestic	$5,751	$55,826	$34,105
Foreign	11,636	8,180	9,174
Total	$17,387	$64,006	$43,279

The components of income tax provision for the years ended December 31, 2014, 2013 and 2012 are as follows:

(in thousands)	2014	2013	2012
Current:
U.S. federal	$23,336	$24,688	$441
State	72	1,926	1,031
Foreign	6,588	3,165	3,527
Total	29,996	29,779	4,999

Deferred:
U.S. federal	(21,624)	(7,760)	869
State	(87)	(450)	(798)
Foreign	(2,844)	(1,682)	(732)
Total	(24,555)	(9,892)	(661)
Total income tax provision	$5,441	$19,887	$4,338

The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2014, 2013 and 2012 as follows:

	% of Pretax Income
	2014	2013	2012
Tax provision based on the federal statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	12.5	—	—
Uncertain tax positions	11.2	—	—
Deemed income related to foreign operations	8.1	0.2	0.1
Return to provision adjustments, foreign current and deferred balances	2.5	(0.4)	0.5
Foreign income tax rate differential	0.5	(0.3)	(0.7)
State taxes, net of federal benefit, before valuation allowance	0.3	2.4	2.3
Release of valuation allowances	—	—	(12.4)
Use of non-operating losses against U.S. taxable income	—	—	(14.6)
Foreign tax credits related to above	(6.3)	—	—
Domestic production activities deduction	(12.0)	(3.6)	—
Research credits	(21.9)	(0.6)	—
Other	1.4	(1.6)	(0.2)
Effective tax rate	31.3%	31.1%	10.0%

The difference between the Company’s effective tax rate for 2014 and the federal statutory rate was 3.7 percentage points. The Company incurred nondeductible expenses and recognized income for tax purposes, net of tax credits, not included in financial statement income, increasing the effective tax rate. The Company is benefiting from the U.S. domestic production activities deduction and from research credits, reducing the effective tax rate.

The difference between the Company’s effective tax rate for 2013 and the federal statutory rate was 3.9 percentage points. The Company reported positive U.S. taxable income, and was therefore entitled to use the domestic production activities deduction provided to producers in the United States, effectively lowering the U.S. tax rate applicable to production activities.

The difference between the Company’s effective tax rate for 2012 and the federal statutory rate resulted primarily from changes in valuation allowances. These comprised:

•

The release of valuation allowances against certain U.S. deferred tax assets. This release was based upon the Company’s results of operations. The Company concluded during 2012 that it is more likely than not that a portion of its current U.S. deferred tax assets will be realized. As a result, in accordance with ASC 740, the Company released the remainder of its valuation allowances related to $12,388 of reserves, accruals and tax credits and to $7,602 of net operating loss carryforwards for state income tax purposes, resulting in no valuation allowance as of December 31, 2012. This resulted in a non-cash income tax benefit of $5,372.

•

Other changes in valuation allowances were a result of utilizing U.S. loss carryforwards, which had a full valuation allowance against them, to eliminate all federal and most state income tax expense otherwise arising.

In 2014 and 2013, the Company had no valuation allowance against net deferred income tax assets.

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

The components of the Company’s net deferred income tax assets and net deferred income tax liabilities at December 31, 2014 and 2013 are as follows:

(in thousands)	2014	2013
Deferred income tax assets:
Tax credit carryforwards	$4,139	$2,713
Net operating loss carryforwards	4,474	5,725
Reserves and allowances	12,016	5,927
Stock options and restricted stock awards	15,156	3,174
Deferred lease revenue	270	86
Senior convertible notes	—	1,042
Accrued liabilities	1,501	342
Property, plant and equipment	—	629
Total deferred income tax assets	37,556	19,638
Deferred income tax liabilities
Intangibles	50,324	32,737
Property, plant and equipment	2,122	—
Accrued liabilities	—	—
Total deferred income tax liabilities	52,446	32,737
Net deferred income tax liabilities	$(14,890)	$(13,099)

The Company’s net deferred income tax liabilities include both current and noncurrent amounts. Accrued liabilities and deferred lease revenue are classified as current. Portions of reserves and allowances, tax credit carryforwards, and net operating loss carryforwards that would be available within the next year are classified as current, with the remainder of the balance classified as noncurrent. Stock options and restricted stock awards, except for the amount vesting within the next year, property, plant and equipment, and intangibles are also classified as noncurrent.

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

At December 31, 2014, $4,474 of the Company’s deferred income tax assets was attributable to $38,338 of net operating loss carryforwards, which consisted of $5,092 loss carryforwards for U.S. federal income tax purposes, $26,365 of loss carryforwards for U.S. state income tax purposes and $6,881 of loss carryforwards for foreign income tax purposes.

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

The net operating loss carryforwards for U.S. federal income tax purposes begin to expire in 2022. The net operating loss carryforwards for U.S. state income tax purposes begin to expire in 2020. In addition, certain loss carryforwards for foreign income tax purposes begin to expire in 2018 and certain other loss carryforwards for foreign purposes do not expire. Ultimate utilization of these loss carryforwards depends on future taxable earnings of the Company and its subsidiaries.

At December 31, 2014, tax credit carryforwards included in the Company’s deferred income tax assets consisted of $2,196 of research and experimentation tax credit carryforwards for U.S. state income tax purposes, $810 of foreign tax credits for U.S. federal income tax purposes, $518 of research and experimentation tax credit carryforwards for foreign income tax purposes and $615 of other state tax credits. The state research and experimentation credits do not expire; the other state credits begin to expire in 2017.

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

The Company recorded $7,653 to additional paid-in capital during 2014 with respect to the vesting of restricted stock awards.

The Company has not provided for any taxes on approximately $23,628 of unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings outside the U.S. We believe a calculation of the deferred tax liability associated with these undistributed earnings is impracticable.

The Company increased its unrecognized benefits by $1,829 for the year ended December 31, 2014 and decreased these benefits by $459 for the year ended December 31, 2013. The Company also accrued $110 in interest and penalties related to the unrecognized tax benefits. The Company does not anticipate any additional unrecognized tax benefits during the next twelve months that would result in a material change to its consolidated financial position.

	Unrecognized Tax Benefits
(in thousands)	2014	2013	2012
Balance at January 1	$(16)	$(475)	$(393)
Increases related to prior year tax positions	—	380	300
Decreases related to prior year tax positions	—	—	(378)
Increases related to current year tax positions	(1,829)	—	—
Decreases related to current year tax positions	—	—	(4)
Decreases in unrecognized liability due to settlements with foreign tax authorities	—	79	—
Balance at December 31	$(1,845)	$(16)	$(475)

The Company includes interest and penalties in the consolidated financial statements as a component of income tax expense.

Tax years 2011 through 2014 remain subject to examination by the U.S. Internal Revenue Service. The Company has utilized U.S. loss carryforwards causing the years 1997 to 2007 to be subject to examination. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in Australia (2009), Belgium (2010), Brazil (2014), China (2010), France (2011), Germany (2011), India (2012), Israel (2010), Italy (2009), Japan (2007), Korea (2008), Mexico (2014), Netherlands (2007), Switzerland (2008), the United Kingdom (2009) and Uruguay (2014) .

Note 21 Segment Information

The Company operates in one reportable business segment. The Company conducts its business through subsidiaries in the United States, a subsidiary in Israel that operates a research and production facility and sales and service offices, a subsidiary in Switzerland that operates a research and production facility, subsidiaries in France and Brazil that operate production facilities and sales and service offices, and sales and service offices operated by other subsidiaries in Europe (Belgium, Germany, the United Kingdom, Italy and the Netherlands) and in Asia Pacific (Australia, China, India, Japan and Korea). The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.” Financial information concerning the Company’s geographical locations is based on the location of the selling entity. Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

(in thousands)	2014	2013	2012
Revenue from unaffiliated customers:
Americas	$333,925	$284,752	$196,414
Germany	87,021	51,245	39,748
Other EMEA	109,066	82,536	60,939
Asia Pacific	123,640	94,867	56,532
Total	$653,652	$513,400	$353,633

(in thousands)	2014	2013	2012
Products	$283,339	$227,627	$126,798
Materials	158,859	128,405	103,182
Services	211,454	157,368	123,653
Total revenue	$653,652	$513,400	$353,633

	Year Ended December 31, 2014
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$201	$3,217	$42,622	$2,283	$48,323
Germany	43,841	—	3,131	—	46,972
Other EMEA	20,580	6,742	2,066	—	29,388
Asia Pacific	14,433	8	2,739	2,759	19,939
Total	$79,055	$9,967	$50,558	$5,042	$144,622

	Year Ended December 31, 2013
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$—	$23,100	$15,622	$5,438	$44,160
Germany	1,825	—	4,135	—	5,960
Other EMEA	26,862	1,688	2,090	566	31,206
Asia Pacific	1,659	641	67	1,431	3,798
Total	$30,346	$25,429	$21,914	$7,435	$85,124

	Year Ended December 31, 2012
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$—	$6,823	$4,153	$1,044	$12,020
Germany	197	—	2,205	—	2,402
Other EMEA	4,812	26	255	38	5,131
Asia Pacific	195	—	—	—	195
Total	$5,204	$6,849	$6,613	$1,082	$19,748

(in thousands)	2014	2013	2012
Income (loss) from operations:
Americas	$(24,663)	$43,743	$37,743
Germany	2,749	302	1,305
Other EMEA	9,181	7,849	5,415
Asia Pacific	40,131	30,499	16,528
Subtotal	27,398	82,393	60,991
Inter-segment elimination	(1,083)	(1,532)	(420)
Total	$26,315	$80,861	$60,571

(in thousands)	2014	2013	2012
Depreciation and amortization:
Americas	$38,876	$21,826	$17,049
Germany	1,075	961	178
Other EMEA	11,427	4,410	2,983
Asia Pacific	3,810	3,247	1,019
Total	$55,188	$30,444	$21,229

(in thousands)	2014	2013	2012
Capital expenditures:
Americas	$18,187	$5,166	$2,177
Germany	235	21	49
Other EMEA	3,680	1,171	857
Asia Pacific	625	614	141
Total	$22,727	$6,972	$3,224

(in thousands)	2014	2013
Assets:
Americas	$1,018,113	$870,208
Germany	47,524	38,685
Other EMEA	382,259	120,562
Asia Pacific	78,074	68,401
Total	$1,525,970	$1,097,856

(in thousands)	2014	2013
Cash and cash equivalents:
Americas	$245,219	$286,377
Germany	6,640	3,441
Other EMEA	15,556	8,915
Asia Pacific	17,447	7,583
Total	$284,862	$306,316

(in thousands)	2014	2013
Long-lived assets:
Americas	$570,049	$426,221
Germany	19,994	23,134
Other EMEA	309,817	71,269
Asia Pacific	45,420	50,377
Total	$945,280	$571,001

Note 22 Commitments and Contingencies

The Company leases office space and certain furniture and fixtures under various non-cancelable operating leases. Rent expense under operating leases was $10,427, $6,891 and $4,968 for 2014, 2013 and 2012, respectively.

As of December 31, 2014, the Company has supply commitments for printer assemblies for the first quarter of 2015 that total $56,620 compared to $41,091 at December 31, 2013.

Certain of the Company’s acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liabilities recorded for these earnouts as of December 31, 2014 was $9,155 compared to $5,578 at December 31, 2013. See Note 3 for details of acquisitions and related commitments.

Put Options

Owners of interests in a certain subsidiary have the right in certain circumstances to require the Company to acquire either a portion of or all of the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to a specified exercise date. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts in 2019.

Management estimates, assuming that the subsidiary owned by the Company at December 31, 2014, performs over the relevant future periods at their forecasted earnings levels, that these rights, if exercised, could require the Company, in future periods, to pay approximately $8,872 to the owners of such rights to acquire such ownership interests in the relevant subsidiary. This amount has been recorded as redeemable noncontrolling interests on the balance sheet at December 31, 2014. The ultimate amount payable relating to this transaction will vary because it is dependent on the future results of operations of the subject business.

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

Litigation

On November 20, 2012, the Company filed a complaint in an action titled 3D Systems, Inc. v. Formlabs, Inc. and Kickstarter, Inc. in the United States District Court for the District of South Carolina (Rock Hill Division) asserting that Formlabs’ and Kickstarter’s sales of the Form 1 3D printer infringed on one of the Company’s patents relating to stereolithography machines. Formlabs and Kickstarter filed a motion to dismiss or transfer venue on February 25, 2013, and the Company filed a first amended complaint on March 8, 2013. On May 8, 2013, the Court granted the parties’ joint motion to stay the case until September 3, 2013 to enable the parties to continue settlement discussions. On November 8, 2013, the Company voluntarily dismissed the South Carolina complaint and filed a new complaint in the United States District Court for the Southern District of New York asserting that Formlabs’ sales of the Form 1 3D printer infringed on eight of the Company’s patents relating to stereolithography machines.  On December 20, 2013, Formlabs filed a motion to dismiss the Company’s claims of indirect and willful infringement, and the Company filed a memorandum in opposition on January 6, 2014.  Formlabs filed a reply on January 16, 2014. The Court ruled on the motion to dismiss on May 12, 2014, granting in part and dismissing in part Formlabs’ motion. The Company filed a first amended complaint on May 16, 2014, and Formlabs filed its answer on September 2, 2014.  On December 1, 2014 the Company and Formlabs agreed to the entry of an order dismissing all claims and counterclaims with prejudice. The order was entered into pursuant to the terms of a Settlement and License Agreement dated November 25, 2014 between the Company and Formlabs under which the Company granted to Formlabs a worldwide, non-exclusive, royalty bearing, license, without the right to sublicense, to make and sell Formlabs products under the subject patents.  In consideration of the license and releases granted by the Company, Formlabs agreed to pay the Company a royalty of 8.0% of net sales of Formlabs products through the effective period.

The Company is also involved in various other legal matters incidental to its business. The Company believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on our consolidated results of operations or consolidated financial position.

Note 23 Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income by component are as follows:

(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance at December 31, 2013	$6,865	$(1,076)	$5,789
Other comprehensive (loss)	(29,060)	(1,135)	(30,195)
Balance at December 31, 2014	$(22,195)	$(2,211)	$(24,406)

The amounts presented above are in other comprehensive income and are net of taxes. For additional information about foreign currency translation, see Note 10. For additional information about the pension plan, see Note 15.

Note 24 Selected Quarterly Financial Data (unaudited)

The following tables set forth unaudited selected quarterly financial data:

	Quarter Ended
(in thousands, except per share amounts)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Consolidated revenue	$187,438	$166,944	$151,512	$147,758
Gross profit	89,766	79,798	72,398	75,472
Total operating expenses	85,538	71,590	68,036	65,955
Income from operations	4,228	8,208	4,362	9,517
Income tax expense	75	1,113	694	3,559
Net income attributable to 3D Systems	1,551	3,084	2,125	4,877
Basic and diluted net income per share	$0.01	$0.03	$0.02	$0.05

	Quarter Ended
(in thousands, except per share amounts)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Consolidated revenue	$154,817	$135,717	$120,787	$102,079
Gross profit	80,097	71,437	62,583	53,477
Total operating expenses	62,121	42,867	45,787	35,958
Income from operations	17,976	28,570	16,796	17,519
Income tax expense	5,248	8,279	4,791	1,569
Net income attributable to 3D Systems	11,224	17,640	9,343	5,883
Basic and diluted net income per share	$0.11	$0.17	$0.10	$0.06

The sum of per share amounts for each of the quarterly periods presented does not necessarily equal the total presented for the year because each quarterly amount is independently calculated at the end of each period based on the net income available to common stockholders for such period and the weighted average shares of outstanding common stock for such period.

Note 25 Subsequent Events

In November, the Company entered into a definitive agreement to acquire all of the outstanding shares of Cimatron Ltd. (“Cimatron”), a provider of integrated 3D CAD/CAM software products and solutions for manufacturing. The acquisition was completed on February 9, 2015 for approximately $77,000, net of cash.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

3D Systems Corporation
Rock Hill, South Carolina

The audits referred to in our report dated February 26, 2014, relating to the consolidated financial statements of 3D Systems Corporation for the years ended December 31, 2014,  2013 and 2012, which is contained in Item 8 of the Form 10‑K, also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

BDO USA, LLP
Charlotte, North Carolina
February 26, 2015

SCHEDULE II

3D Systems Corporation
Valuation and Qualifying Accounts
Years ended December 31, 2014, 2013 and 2012

Year Ended	Item	Balance at beginning of year	Additions charged to expense	Charged to other accounts	Deductions/ other	Balance at end of year
2014	Allowance for doubtful accounts	$8,133	$8,699	$(206)	$(6,326)	$10,300
2013	Allowance for doubtful accounts	4,317	4,961	(941)	(204)	8,133
2012	Allowance for doubtful accounts	3,019	3,039	(541)	(1,200)	4,317

2014	Deferred income tax asset allowance accounts	$—	$—	$—	$—	$—
2013	Deferred income tax asset allowance accounts(a)	—	—	—	—	—
2012	Deferred income tax asset allowance accounts(a)	8,781	11,146	—	(19,927)	—

(a)	Additions represent increases in valuation allowances against deferred tax assets. Deductions represent decreases in valuation allowances against deferred tax assets.