Form 10-Q
period 2015-03-31
3D SYSTEMS CORP
filed 2015-05-06
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10‑Q

_______________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of Common Stock, par value $0.001, outstanding as of April 29, 2015:  111,797,093

3D SYSTEMS CORPORATION

Quarterly Report on Form 10-Q for the

Quarter Ended March 31, 2015

PART I. — FINANCIAL INFORMATION

Item 1.  Financial Statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in thousands, except par value)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$199,896	$284,862
Accounts receivable, net of allowance for doubtful accounts of $13,275 (2015) and $10,300 (2014)	153,107	168,441
Inventories, net	114,602	96,645
Prepaid expenses and other current assets	21,247	15,769
Current deferred income tax asset	18,755	14,973
Total current assets	507,607	580,690
Property and equipment, net	82,737	81,881
Intangible assets, net	293,481	251,561
Goodwill	607,570	589,537
Long term deferred income tax asset	878	816
Other assets, net	21,154	21,485
Total assets	$1,513,427	$1,525,970
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capitalized lease obligations	$563	$684
Accounts payable	58,717	64,378
Accrued and other liabilities	54,426	44,219
Customer deposits	7,898	6,946
Deferred revenue	37,769	32,264
Total current liabilities	159,373	148,491
Long term portion of capitalized lease obligations	8,581	8,905
Long term deferred income tax liability	31,388	30,679
Other liabilities	33,756	34,898
Total liabilities	233,098	222,973
Redeemable noncontrolling interests	8,872	8,872

Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 112,301 (2015) and 112,233 (2014)	112	112
Additional paid-in capital	1,256,452	1,245,462
Treasury stock, at cost: 421 shares (2015) and 709 shares (2014)	(228)	(374)
Accumulated earnings	58,943	72,124
Accumulated other comprehensive loss	(44,973)	(24,406)
Total 3D Systems Corporation stockholders' equity	1,270,306	1,292,918
Noncontrolling interests	1,151	1,207
Total stockholders’ equity	1,271,457	1,294,125
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,513,427	$1,525,970

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Quarter Ended March 31,
(in thousands, except per share amounts)	2015	2014
Revenue:
Products	$99,822	$101,194
Services	60,900	46,564
Total revenue	160,722	147,758
Cost of sales:
Products	50,476	46,816
Services	31,262	25,470
Total cost of sales	81,738	72,286
Gross profit	78,984	75,472
Operating expenses:
Selling, general and administrative	74,292	48,720
Research and development	22,216	17,235
Total operating expenses	96,508	65,955
Income (loss) from operations	(17,524)	9,517
Interest and other expense, net	2,567	1,048
Income (loss) before income taxes	(20,091)	8,469
Provision (benefit) for income taxes	(6,943)	3,559
Net income (loss)	(13,148)	4,910
Less net income attributable to noncontrolling interests	33	33
Net income (loss) attributable to 3D Systems Corporation	$(13,181)	$4,877

Other comprehensive income (loss):
Pension adjustments, net of taxes	$265	$19
Foreign currency translation loss	(20,957)	(13)
Other comprehensive income (loss)	(20,692)	6
Less foreign currency translation gain (loss) attributable to noncontrolling interests	(125)	26
Other comprehensive loss attributable to 3D Systems Corporation	(20,567)	(20)

Comprehensive income (loss)	(33,840)	4,916
Less comprehensive income (loss) attributable to noncontrolling interests	(92)	59
Comprehensive income (loss) attributable to 3D Systems Corporation	$(33,748)	$4,857

Net income (loss) per share available to 3D Systems Corporation common stockholders — basic and diluted	$(0.12)	$0.05

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$(13,148)	$4,910
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Benefit of deferred income taxes	(10,254)	(7,610)
Depreciation and amortization	19,470	12,486
Non-cash interest on convertible notes	—	95
Provision for bad debts	2,881	1,341
Stock-based compensation	10,329	7,276
Loss on the disposition of property and equipment	253	286
Changes in operating accounts:
Accounts receivable	17,986	(11,402)
Inventories	(20,011)	(13,034)
Prepaid expenses and other current assets	(2,784)	(7,375)
Accounts payable	(5,815)	4,267
Accrued and other liabilities	(4,373)	8,273
Customer deposits	1,070	976
Deferred revenue	2,535	(396)
Other operating assets and liabilities	924	215
Net cash provided by (used in) operating activities	(937)	308
Cash flows from investing activities:
Purchases of property and equipment	(3,693)	(3,551)
Additions to license and patent costs	(203)	(210)
Cash paid for acquisitions, net of cash assumed	(77,984)	(2,000)
Other investing activities	(600)	(100)
Net cash used in investing activities	(82,480)	(5,861)
Cash flows from financing activities:
Tax benefits from share-based payment arrangements	447	5,448
Proceeds from exercise of stock options and restricted stock, net	360	484
Repayment of capital lease obligations	(176)	(44)
Net cash provided by financing activities	631	5,888
Effect of exchange rate changes on cash	(2,180)	53
Net increase (decrease) in cash and cash equivalents	(84,966)	388
Cash and cash equivalents at the beginning of the period	284,862	306,316
Cash and cash equivalents at the end of the period	$199,896	$306,704

Cash interest payments	$143	$132
Cash income tax payments	1,707	2,407
Transfer of equipment from inventory to property and equipment, net (a)	2,539	2,300
Transfer of equipment to inventory from property and equipment, net (b)	1,822	16
Stock issued for acquisitions of businesses	—	2,000

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training or demonstration or for placement into Quickparts’ locations.
(b)	In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock			Treasury Stock
(In thousands, except par value)	Shares	Par Value $0.001	Additional Paid In Capital	Shares	Amount	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)		Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2014	112,233	$112	$1,245,462	709	$(374)	$72,124	$(24,406)		$1,292,918	$1,207	$1,294,125
Tax benefits from share-based payment arrangements	—	—	447	—	—	—	—		447	—	447
Issuance (repurchase) of restricted stock, net	286	—	286	24	(22)	—	—		264	—	264
Issuance of restricted stock from treasury shares	(218)	—	(72)	(312)	168	—	—		96	—	96
Stock-based compensation expense	—	—	10,329	—	—	—	—		10,329	—	10,329
Net income (loss)	—	—	—	—	—	(13,181)	—		(13,181)	33	(13,148)
Noncontrolling interests for business combinations	—	—	—	—	—	—	—		—	36	36
Pension adjustment	—	—	—	—	—	—	265		265	—	265
Foreign currency translation adjustment	—	—	—	—	—	—	(20,832)		(20,832)	(125)	(20,957)
Balance at March 31, 2015	112,301	$112	$1,256,452	421	$(228)	$58,943	$(44,973)	(a)	$1,270,306	$1,151	$1,271,457

(a)	Accumulated other comprehensive loss of $44,973 consists of foreign currency translation loss of $43,027 and a cumulative unrealized pension loss of $1,946.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its consolidated balance sheets.

No other new accounting pronouncements, issued or effective during the first quarter of 2015, have had or are expected to have a significant impact on the Company’s consolidated financial statements.

(2) Acquisitions

The Company completed one acquisition in the first quarter of 2015, which is discussed below.

On February 9, 2015, the Company acquired 100% of the outstanding shares and voting rights of Cimatron Ltd. (“Cimatron”), a provider of integrated 3D CAD/CAM software and solutions for manufacturing. The fair value of the consideration paid for this acquisition, net of cash acquired, was $77,984, all of which was paid in cash. The operations of Cimatron have been integrated into the Company’s products and service revenues. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes the first quarter 2015 acquisition. Factors considered in determination of goodwill include synergies, vertical integration and strategic fit for the Company.

The acquisition completed in the first quarter is not material relative to the Company’s assets or operating results; therefore, no proforma financial information is provided.

The Company’s purchase price allocation for the acquired company is preliminary and subject to revision as more detailed analyses are completed and additional information about the fair value of assets and liabilities becomes available. The amounts related to the acquisition are allocated to the assets acquired and the liabilities assumed and are included in the Company’s unaudited condensed consolidated balance sheet at March 31, 2015 as follows:

(in thousands)	2015
Fixed assets	$287
Other intangible assets, net	50,700
Goodwill	37,580
Other assets, net of cash acquired	17,040
Liabilities	(27,623)
Net assets acquired	$77,984

Subsequent Acquisition

On April 2, 2015, the Company acquired 65% of the equity interests in Wuxi Easyway Model Design and Manufacture Co. Ltd., a manufacturing service bureau and distributor of 3D printing and scanning products in China. Under the terms of the agreement, the Company has an option to acquire the remainder of the equity interests between the third and fifth anniversary of the closing.

(3)  Inventories

Components of inventories, net at March 31, 2015 and December 31, 2014 were as follows:

(in thousands)	2015	2014
Raw materials	$54,489	$46,850
Work in process	2,338	2,304
Finished goods and parts	57,775	47,491
Inventories, net	$114,602	$96,645

(4)  Property and Equipment

Property and equipment at March 31, 2015 and December 31, 2014 were as follows:

(in thousands)	2015	2014	Useful Life (in years)
Land	$541	$541	N/A
Building	9,373	9,370	25
Machinery and equipment	93,467	84,443	3-7
Capitalized software	3,853	3,693	3-5
Office furniture and equipment	4,566	3,478	3-5
Leasehold improvements	14,561	12,447	Life of lease (a)
Rental equipment	498	557	5
Construction in progress	11,866	20,082	N/A
Total property and equipment	138,725	134,611
Less: Accumulated depreciation and amortization	(55,988)	(52,730)
Total property and equipment, net	$82,737	$81,881

(a)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Depreciation and amortization expense on property and equipment for the quarters ended March 31, 2015 and 2014 was $4,709 and $3,036 respectively.

(5)  Intangible Assets

Intangible assets other than goodwill at March 31, 2015 and December 31, 2014 were as follows:

	2015			2014
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Licenses	$5,875	$(5,875)	$—	$5,875	$(5,875)	$—	N/A	N/A
Patent costs	20,949	(7,613)	13,336	20,733	(7,369)	13,364	5-20	3
Acquired technology	71,498	(20,687)	50,811	57,383	(18,241)	39,142	3-10	4
Internally developed software	9,072	(5,878)	3,194	9,073	(5,517)	3,556	1-8	<1
Customer relationships	185,497	(39,163)	146,334	157,139	(36,975)	120,164	3-11	2
Non-compete agreements	35,114	(12,637)	22,477	35,469	(11,784)	23,685	3-11	3
Trade names	26,774	(4,684)	22,090	21,800	(4,455)	17,345	2-10	5
Other	41,983	(8,854)	33,129	39,100	(6,905)	32,195	4-10	1
Intangible assets with indefinite lives:
Trademarks	2,110	—	2,110	2,110	—	2,110	N/A	N/A
Total intangible assets	$398,872	$(105,391)	$293,481	$348,682	$(97,121)	$251,561	1-20	4

For the quarter ended March 31, 2015 and 2014, the Company capitalized $203 and $210, respectively, of costs incurred to internally develop and extend patents in the United States and various other countries.

Amortization expense of intangible assets for the quarter ended March 31, 2015 and 2014 was $14,517 and $9,204 respectively.

Annual amortization expense for intangible assets is expected to be $54,467,  $48,813,  $43,796,  $35,663 and $25,876 for the years ended 2015, 2016, 2017, 2018 and 2019, respectively.

(6)  Accrued and Other Liabilities

Accrued liabilities at March 31, 2015 and December 31, 2014 were as follows:

(in thousands)	2015	2014
Compensation and benefits	$25,507	$20,726
Vendor accruals	14,858	10,451
Accrued professional fees	1,344	532
Accrued taxes	8,403	8,577
Royalties payable	1,427	1,796
Accrued interest	42	43
Accrued earnouts related to acquisitions	271	185
Accrued other	2,574	1,909
Total	$54,426	$44,219

Other liabilities at March 31, 2015 and December 31, 2014 were as follows:

(in thousands)	2015	2014
Defined benefit pension obligation	$6,307	$7,062
Long term tax liability	3,083	2,029
Long term earnouts related to acquisitions	8,972	8,970
Long term deferred revenue	7,911	7,627
Other long term liabilities	7,483	9,210
Total	$33,756	$34,898

(7)  Hedging Activities and Financial Instruments

The Company conducts business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, the Company is subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. When appropriate, the Company enters into foreign currency contracts to hedge exposures arising from those transactions. The Company has elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging,” and therefore, all gains and losses (realized or unrealized) are recognized in "Interest and other expense, net”  in the condensed consolidated statements of operations and comprehensive income (loss). Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the condensed consolidated balance sheet.

There were no foreign currency contracts outstanding at March 31, 2015 or at December 31, 2014.

The condensed consolidated statements of operations for the quarters ended March 31, 2015 and 2014 include a foreign currency transaction loss of $2,194 and $205, respectively, which is included in interest and other expense, net.

The total impact of foreign currency translation on accumulated other comprehensive income (loss) for the quarters ended March 31, 2015 and 2014, reflects  a loss of $20,832 and $13, respectively.

(8) Borrowings

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

The Credit Agreement contains customary representations, warranties, covenants and default provisions for a Credit Facility of this type, including, but not limited to, financial covenants, limitations on liens and the incurrence of debt, covenants to preserve corporate existence and comply with laws and covenants regarding the use of proceeds of the Credit Facility. The financial covenants include a maximum consolidated total leverage ratio, which is the ratio of consolidated total funded indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization expense), as defined in the Credit Agreement, of 3.00 to 1.00, and a minimum interest coverage ratio, which is the ratio of Consolidated EBITDA to cash interest expense, of 3.50 to 1.00.  The Company is only required to be in compliance with the financial covenants as of the end of any fiscal quarter in which there are any loans outstanding at any time during such fiscal quarter.

The payment of dividends on the Company’s common stock is restricted under provisions of the Credit Facility, which limits the amount of cash dividends that the Company may pay in any one fiscal year to $30,000.  The Company currently does not pay, and has not paid, any dividends on their common stock, and currently intends to retain any future earnings for use in their business.

There was no outstanding balance on the Credit Facility as of March 31, 2015 and December 31, 2014.

Capitalized Lease Obligations

The Company’s capitalized lease obligations include lease agreements that were entered into during 2006 with respect to the Company’s corporate headquarters located in Rock Hill, SC, and lease agreements assumed in the LayerWise acquisition. Total capitalized lease obligations decreased to $9,078 at March 31, 2015 from $9,434 at December 31, 2014, primarily due to the normal scheduled timing of payments.

Other debt

In connection with its acquisition of LayerWise, the Company assumed a portion of LayerWise’s outstanding bank debt, consisting of revolving credit facilities and term loans. The term loans bear interest at rates ranging from 1.34% to 5.40% as of March 31, 2015. The outstanding balance on the term loans was $66 and $127 as of March 31, 2015 and December 31, 2014, respectively. There were no borrowings outstanding under the revolving credit facilities as of March 31, 2015 or December 31, 2014. There is a 0.125% commitment fee on the unused portion of the facilities.

(9)  Stock-based Compensation Plans

The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). Stock-based compensation expense for the quarter ended March 31, 2015 and 2014 was as follows:

	Quarter Ended March 31,
(in thousands)	2015	2014
Restricted stock awards	$10,329	$7,276

The number of shares and units of restricted common stock awarded and the weighted average fair value per share and unit during the quarter ended March 31, 2015 and 2014 were as follows:

	Quarter Ended March 31,
	2015		2014
(in thousands, except per share amounts)	Number of Shares/Units	Weighted Average Fair Value	Number of Shares/Units	Weighted Average Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	273	$28.62	233	$80.82

During the quarter ended March 31, 2015, the Company granted restricted stock awards covering 273 shares and units of common stock pursuant to the Company’s 2004 Incentive Stock Plan. As of March 31, 2015, 148 shares or units under awards remained subject to acceptance and 60 shares under awards were granted to executive officers of the Company during the quarter. During the quarter ended March 31, 2014, the Company granted restricted stock awards covering 233 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan, of which 30 shares were awarded to executive officers of the Company.

No shares or units of common stock pursuant to the Company’s 2004 Restricted Stock Plan were granted to Non-Employee Directors during the first quarter of 2015 or 2014.

(10)  International Retirement Plan

The following table shows the components of net periodic benefit costs and other amounts recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the quarter ended March 31, 2015 and 2014:

	Quarter Ended March 31,
(in thousands)	2015	2014
Service cost	$47	$45
Interest cost	62	62
Total	$109	$107

(11)  Earnings (Loss) Per Share

The Company presents basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) attributable to 3D Systems Corporation available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the applicable period. For the quarter ended March 31, 2015, restricted stock units were antidilutive because of the net loss, and, as such, their effect has not been included in the calculation of diluted earnings (loss) per share.

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares at March 31, 2015 and 2014:

	Quarter Ended March 31,
(in thousands, except per share amounts)	2015	2014
Numerator for basic and diluted net earnings per share:
Net income (loss) attributable to 3D Systems Corporation	$(13,181)	$4,877

Denominator for basic and diluted net earnings per share:
Weighted average shares	111,731	103,546

Earnings (loss) per share, basic and diluted	$(0.12)	$0.05

Interest expense excluded from diluted earnings per share calculation (a)	$—	$156
5.50% Convertible notes shares excluded from diluted earnings per share calculation (a)	—	876

(a)

Average outstanding diluted earnings per share calculation excludes shares that may be issued upon conversion of the outstanding senior convertible notes since the effect of their inclusion would have been anti-dilutive.

For the quarter ended March 31, 2015, average common shares for basic and diluted loss per share was 111,731 and basic and diluted loss per share was $0.12.  For the quarter ended March 31, 2014, average common shares for basic and diluted earnings per share was 103,546 and basic and diluted earnings per share was $0.05.

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

For the Company, the above standard applies to cash equivalents. The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$87,920	$—	$—	$87,920
Redeemable noncontrolling interests (b)	$—	$—	$8,872	$8,872

(a)

Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

(b)

Redeemable noncontrolling interests represents a put option that owners of interests in a certain subsidiary have the right, in certain circumstances, to require the Company to acquire either a portion of, or all of, the remaining ownership interests held by them. The Company determines the fair value of the redeemable noncontrolling interests based on unobservable inputs considering the assumptions that market participants would make in pricing the obligation. Given the significance of the unobservable inputs, the valuations are classified in level 3 of the fair value hierarchy. See Note 15.

The Company did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3, of the fair value measurement hierarchy during the quarter ended March 31, 2015.

In addition to the financial assets included in the above table, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of March 31, 2015 or December 31, 2014.

(13)  Income Taxes

The Company’s effective tax rates were 34.6% and 42.0% for the quarters ended March 31, 2015 and 2014, respectively.

The Company has not provided for any taxes on the unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings outside of the U.S. We believe a calculation of the deferred tax liability associated with these undistributed earnings is impracticable.

Tax years 2011 through 2014 remain subject to examination by the U.S. Internal Revenue Service. The Company has utilized U.S. loss carryforwards causing the years 1997 to 2007 to be subject to examination. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in Australia (2009), Belgium (2010), Brazil (2014), China (2010), France (2011), Germany (2011), India (2012), Israel (2010), Italy (2009), Japan (2008), Korea (2009), Mexico (2014), Netherlands (2007), Switzerland (2008), the United Kingdom (2009) and Uruguay (2014).

(14)  Segment Information

The Company operates in one reportable business segment. The Company conducts its business through subsidiaries in the United States, a subsidiary in Israel that operates a research and production facility and sales and service offices, a subsidiary in Switzerland that operates a research and production facility, subsidiaries in France and Brazil that operate production facilities and sales and service offices, and other sales and service offices in Europe (Belgium, Germany, the United Kingdom, Italy and the Netherlands), Israel and in Asia Pacific (Australia, China, India, Japan and Korea). The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.” Financial information concerning the Company’s geographical locations is based on the location of the selling entity. Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Quarter Ended March 31,
(in thousands)	2015	2014
Revenue from unaffiliated customers:
Americas	$86,262	$68,032
Germany	21,250	23,825
Other EMEA	27,454	23,739
Asia Pacific	25,756	32,162
Total	$160,722	$147,758

	Quarter Ended March 31,
(in thousands)	2015	2014
Products	$62,715	$60,753
Materials	37,107	40,441
Services	60,900	46,564
Total revenue	$160,722	$147,758

	Quarter Ended March 31, 2015
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$480	$10,134	$5,837	$4,973	$21,424
Germany	—	—	804	—	804
Other EMEA	14,915	654	864	646	17,079
Asia Pacific	626	—	13	758	1,397
Total	$16,021	$10,788	$7,518	$6,377	$40,704

	Quarter Ended March 31, 2014
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$—	$10,937	$4,947	$2,346	$18,230
Germany	409	—	1,478	—	1,887
Other EMEA	10,043	1,330	332	555	12,260
Asia Pacific	482	—	—	682	1,164
Total	$10,934	$12,267	$6,757	$3,583	$33,541

	Quarter Ended March 31,
(in thousands)	2015	2014
Income (loss) from operations:
Americas	$(23,106)	$(2,030)
Germany	1,840	197
Other EMEA	(1,335)	2,401
Asia Pacific	5,584	9,067
Subtotal	(17,017)	9,635
Inter-segment elimination	(507)	(118)
Total	$(17,524)	$9,517

	March 31,	December 31,
(in thousands)	2015	2014
Assets:
Americas	$920,092	$1,018,113
Germany	53,448	47,524
Other EMEA	467,263	382,259
Asia Pacific	72,624	78,074
Total	$1,513,427	$1,525,970

	March 31,	December 31,
(in thousands)	2015	2014
Cash and cash equivalents:
Americas	$149,629	$245,219
Germany	13,419	6,640
Other EMEA	22,231	15,556
Asia Pacific	14,617	17,447
Total	$199,896	$284,862

(15)  Commitments and Contingencies

The Company leases office space and certain furniture and fixtures under various non-cancelable operating leases. Rent expense under operating leases was $3,204 and $2,311 for the quarters ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the Company has supply commitments on printer assemblies for the second quarter of 2015 that total  $77,623, compared to $56,620 at December 31, 2014.

Certain of the Company’s acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liabilities recorded for these earnouts as of March 31, 2015 and December 31, 2014 was $9,243 and $9,155, respectively.

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

Management estimates, assuming that the subsidiary owned by the Company at March 31, 2015, performs over the relevant future periods at their forecasted earnings levels, that these rights, if exercised, could require the Company, in future periods, to pay approximately $8,872 to the owners of such rights to acquire such ownership interests in the relevant subsidiary. This amount has been recorded as redeemable noncontrolling interests on the balance sheet at March 31, 2015 and December 31, 2014. The ultimate amount payable relating to this transaction will vary because it is dependent on the future results of operations of the subject business.

The following table presents changes in redeemable noncontrolling interests:

(in thousands)	March 31, 2015	December 31, 2014
Beginning balance	$8,872	$—
Changes in redemption value	—	8,550
Currency translation adjustments	—	322
Ending balance	$8,872	$8,872

Litigation

The Company is involved in various legal matters incidental to its business. The Company believes, after consulting with counsel, that the disposition of these legal matters will not have a material effect on our consolidated results of operations or consolidated financial position.

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

(16)  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income (loss) by component are as follows:

(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance at December 31, 2014	$(22,195)	$(2,211)	$(24,406)
Other comprehensive income (loss)	(20,832)	265	(20,567)
Balance at March 31, 2015	$(43,027)	$(1,946)	$(44,973)

The amounts presented above are included in other comprehensive income (loss) and are net of taxes. For additional information about foreign currency translation, see Note 7. For additional information about the pension plan, see Note 10.

(17)  Noncontrolling Interests

As of March 31, 2015, the Company owned approximately 95% of the capital and voting rights of Phenix Systems, a global provider of direct metal selective laser sintering 3D printers. Phenix Systems was acquired on July 15, 2013.

As of March 31, 2015, the Company owned approximately 70% of the capital and voting rights of Robtec, an additive manufacturing service bureau and distributor of 3D printing and scanning products.  Robtec was acquired on November 25, 2014.

(18)  Subsequent Event

On April 2, 2015, the Company acquired 65% of the equity interests in Wuxi Easyway Model Design and Manufacture Co. Ltd, a manufacturing service bureau and distributor of 3D printing and scanning products in China. Under the terms of the agreement, the Company has an option to acquire the remainder of the equity interests between the third and fifth anniversary of the closing.

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

Recent Developments

In January 2015, we launched the full-color Cube Pro C at the International Consumer Electronics Show. This is the first plastic jet printer that is capable of printing in full color. The Cube Pro C is part of our consumer portfolio and is ideal for classroom, home and the engineer’s desktop. We also showcased our new Touch™ haptic 3D stylus. The Touch stylus comes with an OpenHaptics Software Developer Kit for digital design and virtual gaming and is an easy to use, powerful perceptual device that provides a virtual sculpting experience and is ideal for designers, artists, students, gamers and hobbyists.

In February 2015, we completed the acquisition of all the outstanding shares of Cimatron Ltd. (“Cimatron”), a provider of integrated 3D CAD/CAM software products and solutions for manufacturing. The acquisition of Cimatron adds complementary technology, extends our sales coverage globally and multiplexes cross-selling opportunities.

In February 2015, we announced the availability of the ProJet 3510 DP Pro, an all-in-one 3D printer designed for healthcare applications. The latest in our MultiJet line, the ProJet 3510 DP Pro gives medical and dental labs the power to print precision dental wax-ups, durable implant drill guides, temperature-resistant, thermo-formable orthodontic patterns and crown and bridge molds interchangeably, at up to twice the throughput of today’s printers.

In April 2015, we acquired 65% of the equity interests in Wuxi Easyway Model Design and Manufacture Co. Ltd., a manufacturing service bureau and distributor of 3D printing and scanning products in China. Easyway brings us sales and service coverage, service bureau production capabilities and relationships with leading Chinese automotive, medical and consumer goods companies.

Results of Operations

Summary of 2015 financial results

Revenue for the first quarter of 2015 increased by 8.8%, or $13.0 million, to $160.7 million compared to $147.8 million in the first quarter of 2014. These results primarily reflected growth in services revenue, driven by software and healthcare services.

Products revenue increased by $2.0 million, or 3.2%, from the first quarter of 2014, to $62.7 million, driven by increased demand for consumer printers and expanded healthcare and software products.

Materials revenue for the first quarter of 2015 was $37.1 million, a decrease of $3.3 million, or 8.3%, from the first quarter of 2014. This decrease was driven by lower design and manufacturing printer sales during the quarter coupled with an unfavorable impact of foreign currency translation.

Services revenue increased by $14.3 million, or 30.8%, from the first quarter of 2014, to $60.9 million. The increase in services revenue primarily reflects the addition of healthcare services, coupled with growing Quickparts, consumer and software services.

We calculate organic growth by comparing this year’s total revenue for the period, excluding the revenue recognized from all acquired businesses that we have owned for less than twelve months, to last year’s total revenue for the period. Once we have owned a business for one year, the revenue is included in organic growth. Organic growth is calculated based on total revenue for the prior year period. In the first quarter of 2015, organic revenue decreased by 7.4%, compared to organic growth of 28.1% for the first quarter of 2014.

Healthcare revenue includes sales of products, materials, and services for health-related applications, including simulation, training and planning, and printing of surgical instruments and medical and dental devices for personalized medicine. For the first quarter of 2015, healthcare revenue increased by 38.4% and made up 18.7%, or $30.0 million, of our total revenue compared to 14.7%, or $21.7 million, in the first quarter of 2014, primarily due to our increased penetration and expansion of healthcare applications, including the addition of Simbionix, Medical Modeling and Layerwise.

Consumer revenue includes sales of our Cube® series 3D printers and their related print materials, Sense 3D scanners and other products and services related to consumer products and retail channels. For the first quarter of 2015, consumer revenue increased 64.5% to $15.9 million, or 9.9% of our total revenue, compared to $9.7 million, or 6.5% of total revenue, in the first quarter of 2014.

Gross profit in the first quarter of 2015 increased by $3.5 million, or 4.7% from the first quarter of 2014, to $79.0 million, reflecting higher revenue from services. Our gross profit margin was 49.1% in the first quarter of 2015, compared to 51.1% in the first quarter of 2014,  reflecting current sales mix and timing of sales.

Our total operating expenses increased by $30.5 million in the first quarter of 2015, to $96.5 million, from $66.0 million in the same quarter of 2014. The increase reflected higher selling, general and administrative expenses primarily due to increased compensation expenses and acquisition costs. The increase also reflects a $5.0 million increase in research and development expenses related to our portfolio expansion and development of new products.

Our operating loss for the first quarter of 2015 was $17.5 million, compared to operating income of $9.5 million in the first quarter of 2014.  This was primarily due to lower gross profit margin and higher operating expenses as discussed in more detail below.

Our operating activities used $0.9 million of cash during the first quarter of 2015, which is discussed in further detail below. We used $82.5 million to fund our strategic investing activities, including acquisition costs. Financing activities during the first quarter of 2015 generated $0.6 million of cash. In total, our unrestricted cash balance at March 31, 2015 was $199.9 million compared to $284.9 million at December 31, 2014.

First quarter comparison of revenue by class of product and service

Table 1 below sets forth revenue and percentage of revenue by class of product and service:

Table 1

(Dollars in thousands)	Products		Materials		Services		Totals
Revenue – 1st quarter 2014	$60,753	41.1%	$40,441	27.4%	$46,564	31.5%	$147,758	100%
Change in revenue:
Volume
Core products and services	7,359	12.1	(3,061)	(7.6)	21,570	46.3	25,868	17.5
New products and services	(912)	(1.5)	(9,959)	(24.6)	(3,488)	(7.5)	(14,359)	(9.7)
Price/Mix	493	0.8	12,671	31.3	—	—	13,164	8.9
Foreign currency translation	(4,978)	(8.2)	(2,985)	(7.4)	(3,746)	(8.0)	(11,709)	(7.9)
Net change	1,962	3.2	(3,334)	(8.3)	14,336	30.8	12,964	8.8
Revenue – 1st quarter 2015	$62,715	39.0%	$37,107	23.1%	$60,900	37.9%	$160,722	100%

We earn revenues from the sale of products, materials and services. On a consolidated basis, revenue for the first quarter of 2015 increased by $13.0 million, or 8.8%, compared to the first quarter of 2014, primarily reflecting an increase in services revenue.

The $2.0 million increase in revenue from products compared to the first quarter of 2014 is driven by increased demand for consumer printers, software and expanded healthcare products. Certain resellers may purchase stock inventory in the ordinary course of business. For the first quarter of 2015, we estimate that revenue related to reseller inventory amounted to approximately 5% of total revenue, compared to approximately 10% of total revenue for the first quarter of 2014.

In addition to printers, the products category includes software products, perceptual and haptic devices, Vidar digitizers and Simbionix simulators. Software revenue, including perceptual and haptic devices, contributed $8.9 million and $5.8 million of products revenue in 2015 and 2014, respectively.

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

Our revenue from materials decreased by $3.3 million, including a $3.0 million unfavorable impact of foreign currency. Sales of integrated materials decreased by 2.6% to $28.7 million and represented 77.3% of total materials revenue in the first quarter of 2015, compared to 72.7% in the first quarter of 2014.

The increase in services revenue primarily reflects the addition of Medical Modeling and Simbionix revenue and organic and acquired growth from our Quickparts solutions, coupled with growing consumer and software services. Service revenue from Quickparts increased 9.8% to $31.6 million for the first quarter of 2015, compared to $28.8 for the first quarter of 2014.  Software services contributed $7.7 million of revenue in the first quarter of 2015 compared to $3.2 million in the first quarter of 2014.

At March 31, 2015 our backlog was $37.8 million, compared to backlog of $46.5 million at December 31, 2014 and $28.8 million at March 31, 2014. Production and delivery of our printers is generally not characterized by long lead times, backlog is more dependent on timing of customers’ requested deliveries. In addition, Quickparts services lead time and backlog depends on whether orders are for rapid prototyping or longer-range production runs. The backlog at March 31, 2015 includes $14.1 million of Quickparts services orders, compared to $8.3 million at March 31, 2014.

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

Change in first quarter revenue by geographic region

Table 2 sets forth the change in revenue by geographic area for the first quarter of 2015 compared to the first quarter of 2014:

Table 2

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue – 1st quarter 2014	$68,032	46.0%	$47,564	32.2%	$32,162	21.8%	$147,758	100%
Change in revenue:
Volume	18,549	27.3	(1,194)	(2.5)	(5,846)	(18.2)	11,509	7.8
Price/Mix	274	0.4	11,494	24.2	1,396	4.3	13,164	8.9
Foreign currency translation	(593)	(0.9)	(9,160)	(19.3)	(1,956)	(6.1)	(11,709)	(7.9)
Net change	18,230	26.8	1,140	2.4	(6,406)	(20.0)	12,964	8.8
Revenue – 1st quarter 2015	$86,262	53.7%	$48,704	30.3%	$25,756	16.0%	$160,722	100%

Revenue from operations in the Americas for the first quarter of 2015 increased by $18.3 million, or 26.8%, to $86.3 million from $68.0 million in the first quarter of 2014. The increase was due to higher volume and the favorable combined effect of price and mix, partially offset by an unfavorable impact of foreign currency translation from Latin America.

Revenue from operations outside the Americas in the first quarter of 2015 decreased by $5.2 million, or 6.6%, to $74.5 million from $79.7 million in the first quarter of 2014. Revenue from operations outside the Americas as a percent of total revenue was 46.3% and 54.0%, at March 31, 2015 and 2014, respectively. Excluding the effect of foreign currency translation on revenues outside the U.S. would result in 16.7% growth for the first quarter of 2015 compared to  71.9% growth in the first quarter of 2014.

Revenue from operations in EMEA in the first quarter of 2015 increased by $1.1 million, or 2.4%, to $48.7 million from $47.6 million in the first quarter of 2014. This increase was due to a favorable combined effect of price and mix, partially offset by an unfavorable impact of foreign currency translation and lower volume.

Revenue from Asia Pacific operations in the first quarter of 2015 decreased by $6.4 million, or 20.0%, to $25.8 million from $32.2 million in the first quarter of 2014, due primarily to a decrease in volume and an unfavorable effect of foreign currency translation, partially offset by the favorable combined effect of price and mix.

Gross profit and gross profit margins

Table 3 sets forth gross profit and gross profit margins for our products and services for the first quarters of 2015 and 2014:

Table 3

	Quarter Ended March 31,
	2015		2014
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Products	$21,764	34.7%	$24,162	39.8%
Materials	27,582	74.3	30,216	74.7
Services	29,638	48.7	21,094	45.3
Total	$78,984	49.1%	$75,472	51.1%

On a consolidated basis, gross profit for the first quarter of 2015 increased by $3.5 million to $79.0 million from $75.5 million in the first quarter of 2014, primarily as a result of higher revenue from services.

Consolidated gross profit margin in the first quarter of 2015 decreased by 2.0 percentage points to 49.1% from 51.1% for the first quarter of 2014.  The lower gross profit margin reflects a change in revenue mix with a higher portion of revenue from lower margin products within categories.

Products gross profit for the first quarter of 2015 decreased by $2.4 million, or 9.9%, to $21.8 million from $24.2 million in the 2014 quarter. Gross profit margin for products decreased by 5.1 percentage points to 34.7% from 39.8% in the 2014 quarter.  Despite the addition of higher margin healthcare products and increasing software contribution, gross profit margin decreased due to mix of products, including a higher portion of sales from consumer products, coupled with continued expansion of our manufacturing capacity.

Materials gross profit for the first quarter of 2015 decreased by $2.6 million, or 8.7%, to $27.6 million from $30.2 million in the 2014 quarter, and gross profit margin for materials decreased by 0.4 percentage points to 74.3% from 74.7% in the 2014 quarter primarily due to the volume and mix of materials sold during the quarter.

Gross profit for services for the first quarter of 2015 increased by $8.5 million, or 40.5%, to $29.6 million from $21.1 million in the  2014 quarter. Gross profit margin for services increased by 3.4 percentage points to 48.7% from 45.3% in the 2014 quarter. The increase in gross profit margin for services was primarily due to the addition of higher margin healthcare services and an increase in Quickparts gross profit margin, to 44.4% for the first quarter of 2015 from 41.5% in the first quarter of 2014.

Operating expenses

As shown in Table 4, total operating expenses increased by $30.5 million, or 46.3%, to $96.5 million in the first quarter of 2015 from $66.0 million in the first quarter of 2014. This increase was due to higher selling, general and administrative expenses and higher research and development expenses, both of which are discussed below.

Table 4

	Quarter Ended March 31,
	2015		2014
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue
Selling, general and administrative expenses	$74,292	46.2%	$48,720	33.0%
Research and development expenses	22,216	13.8	17,235	11.7
Total operating expenses	$96,508	60.0%	$65,955	44.7%

Selling, general and administrative expenses increased by $25.6 million to $74.3 million in the first quarter of 2015 compared to $48.7 million in the first quarter of 2014, and increased to 46.2% of revenue in 2015 compared to 33.0% for 2014. The increase was due primarily to an $11.0 million increase in compensation costs due to increased staffing, a $5.3 million increase in amortization, a $1.5 million increase in bad debt expense, a $1.2 million increase in marketing expenses and a $1.1 million increase in legal fees related to acquisitions.

Research and development expenses increased by $5.0 million, or 28.9%, to $22.2 million in the first quarter of 2015 from $17.2 million in the first quarter of 2014. This increase was primarily due to a $3.0 million increase in compensation expenses related to talent expansion and a $1.7 million increase in consulting fees.

Income (loss) from operations

Our loss from operations of $17.5 million for the first quarter of 2015 decreased from income from operations of $9.5 million in the first quarter of 2014. See Gross profit and gross profit margins and Operating expenses above. The following table sets forth operating income by geographic area for the first quarter of 2015 compared to 2014:

Table 5

	Quarter Ended March 31,
(Dollars in thousands)	2015	2014
Income (loss) from operations
Americas	$(23,106)	$(2,030)
Germany	1,840	197
Other EMEA	(1,335)	2,401
Asia Pacific	5,584	9,067
Subtotal	(17,017)	9,635
Inter-segment elimination	(507)	(118)
Total	$(17,524)	$9,517

With respect to the Americas, in 2015 and 2014, the changes in operating income by geographic area reflected the same factors relating to our consolidated operating income that are discussed above.

The changes in operating income in our operations outside the Americas in 2015 and 2014 resulted primarily from changes in sales volume, transfer pricing and foreign currency translation.

Interest and other expense, net

Interest and other expense, net was $2.6 million in the first quarter of 2015 compared with $1.0 million in the 2014 quarter. For the first quarter of 2015, interest and other expense, net, primarily consisted of $2.2 million of foreign exchange loss, $0.3 million of other expense and $0.2 million of interest expense; partially offset by $0.1 million of interest and other income.

For the first quarter of 2014, interest and other expense, net, primarily consisted of $0.6 million of other expense, $0.4 million of interest expense and a foreign exchange loss of $0.2 million, partially offset by $0.2 million of interest and other income.

Benefit and provision for income taxes

We recorded a $6.9 million benefit for income taxes in the first quarter of 2015 and a $3.6 million provision for income taxes in the first quarter of 2014. Our 2015 and 2014 benefit and provision for income taxes reflects income taxes in U.S. and non-U.S. jurisdictions.

Net income (loss)

Net loss attributable to the Company for the first quarter of 2015 was $13.2 million, compared to net income of $4.9 million in the first quarter of 2014. The principal reasons for the change, which are discussed in more detail above, were:

• the $27.0 million decrease in operating income and

• the $1.5 million increase in interest and other expense; partially offset by

• the $10.5 million decrease in our tax provision.

For the quarter ended March 31, 2015, average common shares for basic and diluted loss per share was 111.7 million and  basic and diluted loss per share was $0.12. For the quarter ended March 31, 2014, average common shares for basic and diluted earnings per share was 103.5 million and basic and diluted earnings per share was $0.05.

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

•	Acquisition and severance expenses. We exclude the tax-effected charges associated with the acquisition of businesses and the related severance expenses from our operating expenses.

•	Non-cash interest expense. We exclude tax-effected non-cash interest expenses, primarily related to the costs associated with our senior convertible notes, from interest and other expenses, net.

Reconciliation of GAAP Net Income to Non-GAAP Financial Measures

Table 6

	Quarter Ended March 31,
(in thousands, except per share amounts)	2015	2014
GAAP net income (loss) attributable to 3D Systems Corporation	$(13,181)	$4,877
Cost of sales adjustments:
Amortization of intangibles	75	65
Operating expense adjustments:
Amortization of intangibles	14,441	9,128
Acquisition and severance expenses	3,240	990
Non-cash stock-based compensation expense	10,329	7,276
Interest and other expense adjustments:
Non-cash interest expense	—	96
Tax effect (a)	(9,705)	(7,373)
Non-GAAP net income	$5,199	$15,059

Non-GAAP basic and diluted earnings per share	$0.05	$0.15

a) Tax effect is calculated quarterly, based on the actual tax rate for each quarter.

Financial Condition and Liquidity

Table 7

(Dollars in thousands)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$199,896	$284,862
Working capital	$348,234	$432,199
Stockholders' equity attributable to 3D Systems Corporation	$1,270,306	$1,292,918

Our unrestricted cash and cash equivalents decreased by $85.0 million to $199.9 million at March 31, 2015 from $284.9 million at December 31, 2014. We used $0.9 million of cash from operating activities. Cash from operations consisted of $13.1 million of net loss, $22.7 million of non-cash charges and $10.5 million of cash used by net changes in operating accounts. We used $82.5 million of cash in investing activities, including $78.6 million to fund the acquisition of Cimatron and other investing activities. Cash from financing activities provided $0.6 million of cash.  See Cash flow and Capitalized lease obligations below.

Cash and cash equivalents at March 31, 2015 includes $51.2 million of cash held outside the U.S., compared to $39.6 million at December 31, 2014. Cash held outside the U.S. is used in our foreign operations for working capital purposes and is considered to be permanently invested; consequently, we have not provided for any taxes on repatriation. The increase in cash held outside the U.S. is primarily attributable to the Cimatron acquisition.

Cash equivalents comprise funds held in money market instruments and are reported at their current carrying values, which approximate fair value due to the short-term nature of these instruments. We minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending on credit quality.

Our net working capital decreased by $84.0 million to $348.2 million at March 31, 2015 from $432.2 million at December 31, 2014, primarily due to the factors discussed below.

Accounts receivable, net, decreased by $15.3 million to $153.1 million at March 31, 2015 from $168.4 million at December 31, 2014. Gross accounts receivable decreased by $12.4 million from December 31, 2014. Days sales outstanding was 86 days at March 31, 2015 compared to 83 days at December 31, 2014. Accounts receivable more than 90 days past due decreased to 14.9% of gross receivables from 16.7% at December 31, 2014.

Inventories, net increased by $18.0 million to $114.6 million at March 31, 2015 from $96.6 million at December 31, 2014. This increase resulted primarily from an expanding product portfolio, acquired inventory, timing of orders, assembly production, and sales and revenue recognition at quarter-end. The increase in inventory reflects a $7.6 million increase in raw materials inventory and a $10.3 million increase in finished goods inventory.  We maintained $7.4 million of inventory reserves at March 31, 2015 and $6.7 million of such reserves at December 31, 2014.

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

The changes in the first quarter of 2015 that make up the other components of working capital not discussed above arose in the ordinary course of business.

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

Cash flow

The table below summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first quarter of 2015 and 2014.

Table 8

	Three Months Ended March 31,
	2015	2014
(Dollars in thousands)
Cash provided by (used in) operating activities	$(937)	$308
Cash used in investing activities	(82,480)	(5,861)
Cash provided by financing activities	631	5,888
Effect of exchange rate changes on cash	(2,180)	53
Net increase (decrease) in cash and cash equivalents	$(84,966)	$388

Cash flow from operating activities

For the quarter ended March 31, 2015, our operating activities used $0.9 million of net cash. This use of cash consisted primarily of net loss plus the effects of non-cash items and changes in working capital, which are described above. Our cash from operations fluctuates from quarter to quarter due to the timing of transactions and receipts and payments of cash.

For the quarter ended March 31, 2014, our operating activities provided $0.3 million of net cash. This source of cash consisted primarily of net income plus the effects of non-cash items and changes in working capital.

Cash flow from investing activities

Net cash used in investing activities for the first quarter of 2015 increased to $82.5 million from $5.9 million for the first quarter of 2014. This increase was primarily due to $78.0 million of cash paid for the acquisition of Cimatron in the first quarter of 2015 compared to $2.0 million paid for acquisitions in the 2014 quarter. Cash flow used in investing activities also includes minority investments of less than 20% made through 3D Ventures, our venture investment initiative, in promising enterprises that we believe will benefit from or be powered by our technologies. During the first quarter of 2015,  we invested $0.6 million in these enterprises and ventures, compared to $0.1 million in the first quarter of 2014.

Cash flow from financing activities

Financing activities provided net cash of $0.6 million for the quarter ended March 31, 2015 compared to $5.9 million in the 2014 period. Cash from financing activities for the first quarter of 2015 primarily included $0.4 million of tax benefits from share-based payment arrangements. Cash from financing activities for the first quarter of 2014 was primarily from $5.4 million of tax benefits from share-based payment arrangements.

Contractual commitments and off-balance sheet arrangements

Credit facilities

In October 2014, we entered into a $150.0 million five-year revolving, unsecured credit facility with PNC Bank, as Administrative Agent, and certain other lenders. The agreement provides for advances in the initial aggregate principal amount of up to $150.0 million. Subject to certain terms and conditions contained in the agreement, the Company may, at its option and subject to customary conditions, request an increase in the aggregate principal amount available under the credit facility by an additional $75.0 million. As of March 31, 2015 and December 31, 2014, there was no outstanding balance on the credit facility.

Capitalized lease obligations

Our capitalized lease obligations include lease agreements that we entered into during 2006 with respect to our Rock Hill facility and lease agreements assumed in the LayerWise acquisition. Our total capitalized lease obligations decreased to $9.1 million at March 31, 2015 from $9.4 million at December 31, 2014 primarily due to the normal scheduled timing of payments. Our outstanding capitalized lease obligations carrying values at March 31, 2015 and December 31, 2014 were as follows:

Table 9

(Dollars in thousands)	March 31, 2015	December 31, 2014
Capitalized lease obligations:
Current portion of capitalized lease obligations	$497	$529
Capitalized lease obligations, long-term portion	8,581	8,905
Total capitalized lease obligations	$9,078	$9,434

Other debt

In connection with our acquisition of LayerWise, we assumed a portion of LayerWise’s outstanding bank debt, consisting of revolving credit facilities and term loans. The term loans bear interest at rates ranging from 1.34% to 5.40% as of March 31, 2015. The outstanding balance on the term loans was $0.1 million at March 31, 2015 and December 31, 2014. There were no borrowings outstanding under the revolving credit facilities as of March 31, 2015 or December 31, 2014.

Other contractual arrangements

Certain of our recent acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts at March 31, 2015 and December 31, 2014 was $9.2 million.

As of March 31, 2015, we have supply commitments related to printer assemblies that total $77.6 million compared to $56.6 million at December 31, 2014.

The minority interest shareholders of a certain subsidiary have the right to require the Company to acquire their ownership interest under certain circumstances pursuant to a contractual arrangement and the Company has a similar call option under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as revenue and gross margin performance of the subsidiary through the date of exercise, as described in Note 15.  Management estimates, assuming that the subsidiary owned by the Company at March 31, 2015, performs over the relevant future periods at their forecasted earnings levels, that these rights, if exercised, could require the Company, in future periods, to pay approximately $8.8 million to the owners of such rights to acquire such ownership interests in the relevant subsidiary. This amount has been recorded as redeemable noncontrolling interests on the balance sheet at March 31, 2015.

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

There were no foreign exchange contracts at March 31, 2015 or December 31, 2014. See Note 7 of the unaudited condensed consolidated financial statements.

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

Critical Accounting Policies and Significant Estimates

For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements

Certain statements made in this Form 10-Q that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the cautionary statements and risk factors set forth below and in our Form 10-K for the year ended December 31, 2014, as well as other statements made in this Form 10-Q that may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements.

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or that include terms such as “believes,” “belief,” “expects,” “estimates”, “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs, expectations and projections as to future events and trends affecting our business. Forward-looking statements are based upon management’s beliefs, assumptions and current expectations concerning future events and trends, using information currently available, and are necessarily subject to uncertainties, many of which are outside of our control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below and those described in our other SEC reports, including our Form 10-K for the year ended December 31, 2014, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

Forward looking statements are not, and should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. We undertake no obligation and do not intend to update or revise any forward-looking statements, except as may be required by law.

Any forward-looking statement you read in this Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by the paragraphs under the headings “Forward-Looking Statements” and “Cautionary Statements and Risk Factors” in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hearof. You should specifically consider the factors identified or referred to in this Form 10-Q and our other SEC reports, including our Form 10-K for the year ended December 31, 2014, which would cause actual results to differ from those referred to in forward-looking statements.

Cautionary Statements and Risk Factors

We recognize that we are subject to a number of risks and uncertainties that may affect our future performance. The risks and uncertainties described in Item 1A in our Form 10-K for the year ended December 31, 2014 are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may impair our business, results of operations and financial condition. If any of these risks actually occur, our business, results of operations and financial condition could be materially adversely affected. In that event the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed in Item 1A in our Form 10-K for the year ended December 31, 2014 also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks at December 31, 2014, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2014. During the first quarter of 2015, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2014.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

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

Item 1A.  Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

3.12	Amended and Restated By-Laws of 3D Systems Corporation (as adopted February 16, 2015). (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on February 17, 2015.)

3.13

Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on May 21, 2013. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 22, 2013.)

10.1	Appendix A to the Amended and Restated Incentive Stock Plan of 3D Systems Corporation effective March 11, 2015.

10.2	Amended and Restated 2004 Incentive Stock Plan of 3D Systems Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 5, 2015.)

10.3	Form of Restricted Stock Purchase Agreement. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on February 5, 2015.)

10.4	Form of Restricted Stock Unit Purchase Agreement. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 5, 2015.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 6, 2015.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 6, 2015.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 6, 2015.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 6, 2015.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation

By	/s/ Theodore A. Hull
Theodore A. Hull
Executive Vice President and Chief Financial Officer
(principal financial officer)
(duly authorized officer)

Date: May 6, 2015