Form 10-Q
period 2015-06-30
3D SYSTEMS CORP
filed 2015-08-06
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10‑Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of Common Stock, par value $0.001, outstanding as of July 29, 2015:  111,998,183

3D SYSTEMS CORPORATION

Quarterly Report on Form 10-Q for the

Quarter Ended June 30, 2015

TABLE OF CONTENTS

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements.	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	33
Item 4. Controls and Procedures.	34
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.	35
Item 1A. Risk Factors.	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	35
Item 6. Exhibits.	35
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. — FINANCIAL INFORMATION

Item 1.  Financial Statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except par value)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$171,217	$284,862
Accounts receivable, net of allowance for doubtful accounts of $15,559 (2015) and $10,300 (2014)	149,492	168,441
Inventories, net	130,735	96,645
Prepaid expenses and other current assets	29,237	15,769
Current deferred income tax asset	22,099	14,973
Total current assets	502,780	580,690
Property and equipment, net	86,984	81,881
Intangible assets, net	287,486	251,561
Goodwill	627,131	589,537
Long term deferred income tax asset	705	816
Other assets, net	20,867	21,485
Total assets	$1,525,953	$1,525,970
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capitalized lease obligations	$528	$684
Accounts payable	63,687	64,378
Accrued and other liabilities	45,364	44,219
Customer deposits	7,636	6,946
Deferred revenue	39,575	32,264
Total current liabilities	156,790	148,491
Long term portion of capitalized lease obligations	8,486	8,905
Long term deferred income tax liability	31,153	30,679
Other liabilities	33,503	34,898
Total liabilities	229,932	222,973
Redeemable noncontrolling interests	8,872	8,872

Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 112,325 (2015) and 112,233 (2014)	112	112
Additional paid-in capital	1,266,862	1,245,462
Treasury stock, at cost: 342 shares (2015) and 709 shares (2014)	(235)	(374)
Accumulated earnings	45,247	72,124
Accumulated other comprehensive loss	(30,384)	(24,406)
Total 3D Systems Corporation stockholders' equity	1,281,602	1,292,918
Noncontrolling interests	5,547	1,207
Total stockholders’ equity	1,287,149	1,294,125
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,525,953	$1,525,970

See accompanying notes to condensed consolidated financial statements

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Revenue:
Products	$104,577	$99,984	$204,399	$201,178
Services	65,927	51,528	126,827	98,092
Total revenue	170,504	151,512	331,226	299,270
Cost of sales:
Products	57,484	51,232	107,960	98,048
Services	31,393	27,882	62,655	53,352
Total cost of sales	88,877	79,114	170,615	151,400
Gross profit	81,627	72,398	160,611	147,870
Operating expenses:
Selling, general and administrative	79,738	50,322	154,030	99,042
Research and development	25,731	17,714	47,947	34,949
Total operating expenses	105,469	68,036	201,977	133,991
Income (loss) from operations	(23,842)	4,362	(41,366)	13,879
Interest and other expense, net	89	1,476	2,656	2,524
Income (loss) before income taxes	(23,931)	2,886	(44,022)	11,355
Provision (benefit) for income taxes	(10,096)	694	(17,039)	4,253
Net income (loss)	(13,835)	2,192	(26,983)	7,102
Less net income (loss) attributable to noncontrolling interests	(139)	67	(106)	100
Net income (loss) attributable to 3D Systems Corporation	$(13,696)	$2,125	$(26,877)	$7,002

Net income (loss) per share available to 3D Systems Corporation common stockholders — basic and diluted	$(0.12)	$0.02	$(0.24)	$0.07

Other comprehensive income (loss):
Pension adjustments, net of taxes	$(3)	$26	$262	$45
Foreign currency translation gain (loss)	13,011	1,621	(7,946)	1,634
Other comprehensive income (loss)	13,008	1,647	(7,684)	1,679
Less foreign currency translation gain (loss) attributable to noncontrolling interests	(1,581)	(24)	(1,706)	2
Other comprehensive income (loss) attributable to 3D Systems Corporation	14,589	1,671	(5,978)	1,677

Comprehensive income (loss)	(827)	3,839	(34,667)	8,781
Less comprehensive income (loss) attributable to noncontrolling interests	(1,720)	43	(1,812)	102
Comprehensive income (loss) attributable to 3D Systems Corporation	$893	$3,796	$(32,855)	$8,679

See accompanying notes to condensed consolidated financial statements

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$(26,983)	$7,102
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Benefit of deferred income taxes	(14,773)	(13,249)
Depreciation and amortization	41,895	24,390
Non-cash interest on convertible notes	—	193
Provision for bad debts	5,135	3,141
Provision for obsolete inventory	3,657	2,712
Stock-based compensation	20,050	15,638
Loss on the disposition of property and equipment	711	296
Changes in operating accounts:
Accounts receivable	25,899	(7,013)
Inventories	(37,774)	(18,423)
Prepaid expenses and other current assets	(13,332)	(6,630)
Accounts payable	(3,827)	12,983
Accrued and other liabilities	(11,393)	(3,029)
Customer deposits	678	1,818
Deferred revenue	2,411	1,544
Other operating assets and liabilities	1,293	(2,143)
Net cash provided by (used in) operating activities	(6,353)	19,330
Cash flows from investing activities:
Purchases of property and equipment	(12,196)	(8,965)
Additions to license and patent costs	(560)	(382)
Cash paid for acquisitions, net of cash assumed	(91,799)	(53,526)
Other investing activities	(1,750)	(300)
Net cash used in investing activities	(106,305)	(63,173)
Cash flows from financing activities:
Tax benefits from share-based payment arrangements	547	6,368
Proceeds from issuance of common stock	—	299,749
Proceeds from acceptance of restricted stock, net	942	1,437
Repayment of capital lease obligations	(526)	(88)
Net cash provided by financing activities	963	307,466
Effect of exchange rate changes on cash	(1,950)	323
Net increase (decrease) in cash and cash equivalents	(113,645)	263,946
Cash and cash equivalents at the beginning of the period	284,862	306,316
Cash and cash equivalents at the end of the period	$171,217	$570,262

Cash interest payments	$283	$608
Cash income tax payments	8,552	9,594
Transfer of equipment from inventory to property and equipment, net (a)	4,403	5,454
Transfer of equipment to inventory from property and equipment, net (b)	3,923	3,447
Stock issued for acquisitions of businesses	—	20,250

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training or demonstration or for placement into Quickparts’ locations.
(b)	In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine.

See accompanying notes to condensed consolidated financial statements

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock			Treasury Stock
(In thousands, except par value)	Shares	Par Value $0.001	Additional Paid In Capital	Shares	Amount	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)		Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2014	112,233	$112	$1,245,462	709	$(374)	$72,124	$(24,406)		$1,292,918	$1,207	$1,294,125
Tax benefits from share-based payment arrangements	—	—	547	—	—	—	—		547	—	547
Issuance (repurchase) of restricted stock, net	92	—	803	(367)	139	—	—		942	—	942
Stock-based compensation expense	—	—	20,050	—	—	—	—		20,050	—	20,050
Net income (loss)	—	—	—	—	—	(26,877)	—		(26,877)	(106)	(26,983)
Noncontrolling interests for business combinations	—	—	—	—	—	—	—		—	6,152	6,152
Pension adjustment	—	—	—	—	—	—	262		262	—	262
Foreign currency translation adjustment	—	—	—	—	—	—	(6,240)		(6,240)	(1,706)	(7,946)
Balance at June 30, 2015	112,325	$112	$1,266,862	342	$(235)	$45,247	$(30,384)	(a)	$1,281,602	$5,547	$1,287,149

(a)	Accumulated other comprehensive loss of $30,384 consists of foreign currency translation loss of $28,435 and a cumulative unrealized pension loss of $1,949.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-11 on its consolidated balance sheets.

No other new accounting pronouncements, issued or effective during the second quarter of 2015, have had or are expected to have a significant impact on the Company’s consolidated financial statements.

(2) Acquisitions

The Company completed three acquisitions in the second quarter of 2015, which are discussed below.

On April 2, 2015, the Company acquired 65% of the equity interests in Wuxi Easyway Model Design and Manufacture Co. Ltd. (“Easyway”), a manufacturing service bureau and distributor of 3D printing and scanning products in China. The fair value of the consideration paid for this acquisition, net of cash acquired, was $11,265, all of which was paid in cash. Also, upon the final determination of the net working capital adjustment, up to $1,500 of additional cash consideration could be payable.  Under the terms of the agreement, the Company has an option to acquire the remainder of the equity interests in Easyway between the third and fifth anniversary of the closing. The operations of Easyway have been integrated into the Company and revenue is included in products and services. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes the second quarter 2015 acquisitions. Factors considered in determination of goodwill include synergies, vertical integration and strategic fit for the Company.

On June 16, 2015, the Company acquired certain assets of STEAMtrax, LLC (“STEAMtrax”), a curricula provider. The fair value of the consideration paid for this acquisition, net of cash acquired, was $2,550, all of which was paid in cash. The operations of STEAMtrax have been integrated into the Company and revenue will be included in products and services.  The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes the second quarter 2015 acquisitions. Factors considered in determination of goodwill include synergies, vertical integration and strategic fit for the Company.

On June 17, 2015, the Company acquired certain assets of NOQUO INC. (“Noquo”), a software provider. The fair value of the consideration paid for this acquisition, net of cash acquired, was $651,  which was paid with cash and the cancellation of a note. The operations of Noquo have been integrated into the Company and revenue will be included in services. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes the second quarter 2015 acquisitions. Factors considered in determination of goodwill include synergies, vertical integration and strategic fit for the Company.

The acquisitions completed in the second quarter are not material relative to the Company’s assets or operating results; therefore, no proforma financial information is provided.

The Company’s purchase price allocations for the acquired companies are preliminary and subject to revision as more detailed analyses are completed and additional information about the fair value of assets and liabilities becomes available. The amounts related to the acquisitions are allocated to the assets acquired and the liabilities assumed and are included in the Company’s unaudited condensed consolidated balance sheet at June 30, 2015 as follows:

(in thousands)	2015
Fixed assets	$1,218
Other intangible assets, net	6,366
Goodwill	7,192
Other assets, net of cash acquired	5,409
Liabilities	(5,719)
Net assets acquired	$14,466

(3)  Inventories

Components of inventories, net as of June 30, 2015 and December 31, 2014 were as follows:

(in thousands)	2015	2014
Raw materials	$60,579	$46,850
Work in process	2,332	2,304
Finished goods and parts	67,824	47,491
Inventories, net	$130,735	$96,645

(4)  Property and Equipment

Property and equipment as of June 30, 2015 and December 31, 2014 were as follows:

(in thousands)	2015	2014	Useful Life (in years)
Land	$903	$541	N/A
Building	10,960	9,370	25
Machinery and equipment	99,074	84,443	3-7
Capitalized software	3,949	3,693	3-5
Office furniture and equipment	4,743	3,478	3-5
Leasehold improvements	14,870	12,447	Life of lease (a)
Rental equipment	509	557	5
Construction in progress	12,917	20,082	N/A
Total property and equipment	147,925	134,611
Less: Accumulated depreciation and amortization	(60,941)	(52,730)
Total property and equipment, net	$86,984	$81,881

(a)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

For the quarter and six months ended June 30, 2015, depreciation and amortization expense on property and equipment was $4,691 and $9,400, respectively, compared to $3,456 and $6,492, respectively, for the quarter and six months ended June 30, 2014.

(5)  Intangible Assets

Intangible assets other than goodwill as of June 30, 2015 and December 31, 2014 were as follows:

	2015			2014
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Licenses	$5,875	$(5,875)	$—	$5,875	$(5,875)	$—	N/A	N/A
Patent costs	21,304	(7,906)	13,398	20,733	(7,369)	13,364	5-20	3
Acquired technology	74,096	(24,427)	49,669	57,383	(18,241)	39,142	3-10	4
Internally developed software	9,072	(6,238)	2,834	9,073	(5,517)	3,556	1-8	<1
Customer relationships	193,015	(47,426)	145,589	157,139	(36,975)	120,164	3-11	2
Non-compete agreements	35,526	(14,301)	21,225	35,469	(11,784)	23,685	3-11	3
Trade names	29,881	(5,890)	23,991	21,800	(4,455)	17,345	2-10	5
Other	41,690	(10,910)	30,780	39,100	(6,905)	32,195	4-10	1
Intangible assets with indefinite lives:
Trademarks	—	—	—	2,110	—	2,110	N/A	N/A
Total intangible assets	$410,459	$(122,973)	$287,486	$348,682	$(97,121)	$251,561	1-20	4

For the quarter and six months ended June 30, 2015, the Company capitalized $357 and $560, respectively, of costs incurred to internally develop and extend patents in the United States and various other countries, compared to $172 and $382, respectively, for the quarter and six months ended June 30, 2014.

For the quarter and six months ended June 30, 2015, amortization expense on intangible assets was $17,481 and $31,997, respectively, compared to $8,211 and 17,414, respectively, for the quarter and six months ended June 30, 2014.

For the years ended 2015, 2016, 2017, 2018, and 2019, annual amortization expense on intangible assets is expected to be $61,040,  $54,704,  $47,189,  $39,046 and $28,471, respectively.

(6)  Accrued and Other Liabilities

Accrued liabilities as of June 30, 2015 and December 31, 2014 were as follows:

(in thousands)	2015	2014
Compensation and benefits	$22,000	$20,726
Vendor accruals	14,431	10,451
Accrued professional fees	1,267	532
Accrued taxes	2,794	8,577
Royalties payable	1,214	1,796
Accrued interest	116	43
Accrued earnouts related to acquisitions	277	185
Accrued other	3,265	1,909
Total	$45,364	$44,219

Other liabilities as of June 30, 2015 and December 31, 2014 were as follows:

(in thousands)	2015	2014
Defined benefit pension obligation	$6,452	$7,062
Long term tax liability	3,084	2,029
Long term earnouts related to acquisitions	9,305	8,970
Long term deferred revenue	7,673	7,627
Other long term liabilities	6,989	9,210
Total	$33,503	$34,898

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

There were no foreign currency contracts outstanding as of June 30, 2015 or December 31, 2014.

For the quarter and six months ended June 30, 2015, the condensed consolidated statements of operations include a foreign currency transaction gain of $428 and a loss of $1,767, respectively, compared to foreign currency transaction losses of $1,140 and $1,345, respectively, for the quarter and six months ended June 30, 2014.

For the quarter and six months ended June 30, 2015, the total impact of foreign currency translation on accumulated other comprehensive income (loss) reflects a gain of $14,592 and a loss of $6,240, respectively, compared to gains of $1,645 and $1,632, respectively, for the quarter and six months ended June 30, 2014.

(8) Borrowings

Credit Facility

On October 10, 2014, the Company and certain of its subsidiaries entered into a $150,000 five-year revolving, unsecured credit facility (the “Credit Agreement”) with PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner, HSBC Bank USA, N.A., as Syndication Agent, and the other lenders party thereto (collectively, the “Lenders”). The Credit Agreement comprises a revolving loan facility that provides for advances in the initial aggregate principal amount of up to $150,000 (the “Credit Facility”).  Subject to certain terms and conditions contained in the Credit Agreement, the Company may, at its option, request an increase in the aggregate principal amount available under the Credit Facility by an additional $75,000.  The Credit Agreement includes provisions for the issuance of letters of credit and swingline loans.

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

The payment of dividends on the Company’s common stock is restricted under provisions of the Credit Facility, which limits the amount of cash dividends that the Company may pay in any one fiscal year to $30,000. The Company currently does not pay, and has not paid, any dividends on its common stock, and currently intends to retain any future earnings for use in its business.

There was no outstanding balance on the Credit Facility as of June 30, 2015 or December 31, 2014.

Capitalized Lease Obligations

The Company’s capitalized lease obligations primarily includes a lease agreement that was entered into during 2006 with respect to the Company’s corporate headquarters located in Rock Hill, SC. Capitalized lease obligations decreased to $8,996 at June 30, 2015 from $9,434 at December 31, 2014, primarily due to the normal scheduled timing of payments.

Other debt

In connection with its acquisition of LayerWise in the third quarter of 2014, the Company assumed a portion of LayerWise’s outstanding bank debt, consisting of revolving credit facilities and term loans. The term loans bear interest at rates ranging from 1.34% to 5.40% as of June 30, 2015. The outstanding balance on the term loans was $18 and $127 as of June 30, 2015 and December 31, 2014, respectively. There were no borrowings outstanding under the revolving credit facilities as of June 30, 2015 or December 31, 2014. There is a 0.125% commitment fee on the unused portion of the facilities.

(9)  Stock-based Compensation Plans

Effective May 19, 2004, the Company adopted its 2004 Incentive Stock Plan, as further amended and restated on February 3, 2015 (the “2004 Stock Plan”) and its 2004 Restricted Stock Plan for Non-Employee Directors (the “2004 Director Plan”). On May 19, 2015, the Company’s stockholders approved the 2015 Incentive Plan of 3D Systems Corporation (the “2015 Plan”, together with the 2004 Stock Plan, the “Incentive Plans”).

The 2015 Plan authorizes awards of restricted stock, restricted stock units, stock appreciation rights, cash incentive awards and the grant of options to purchase the Company’s common stock. The 2015 Plan also designates measures that may be used for performance awards.

The maximum number of shares of common stock reserved for issuance under the 2015 Plan is 6,300. Generally, each restricted stock award or restricted stock unit award is made with a vesting period of three years to five years from the date of grant.

The purpose of the 2015 Plan is to provide an incentive that permits the persons responsible for the Company’s growth to share directly in that growth and to better align their interests with the interests of the Company’s stockholders. Any person who is an employee or director of or consultant to the Company, or a subsidiary or an affiliate of the Company, is eligible to be considered for the grant of performance awards pursuant to the 2015 Plan. The 2015 Plan is administered by the Compensation Committee of the Board of Directors or a subcommittee thereof, which, pursuant to the provisions of the 2015 Plan, has the authority to determine recipients of awards under that plan, the number of shares to be covered by such awards and the terms and conditions of each award. Notwithstanding the foregoing, only the full Board of Directors may grant and administer awards under the 2015 Plan to non-employee directors.  The 2015 Plan may be amended, altered or discontinued at the sole discretion of the Board of Directors at any time.

The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). Stock-based compensation expense for the quarter and six months ended June 30, 2015 and 2014 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Restricted stock awards	$9,721	$8,362	$20,050	$15,638

The number of shares and units of restricted common stock awarded and the weighted average fair value per share and unit for the quarter and six months ended June 30, 2015 and 2014 were as follows:

	Quarter Ended June 30,
	2015		2014
(in thousands, except per share amounts)	Number of Shares/Units	Weighted Average Fair Value	Number of Shares/Units	Weighted Average Fair Value
Restricted stock awards:
Granted under the Incentive Plans, non-executive employees	226	$22.68	143	$50.31
Granted under the Incentive Plans, executive officers	25	22.61	—	—
Granted under the 2004 Director Plan, non-employee directors	24	22.61	17	49.26
Total restricted stock awards	275	$22.67	160	$50.20

	Six Months Ended June 30,
	2015		2014
(in thousands, except per share amounts)	Number of Shares/Units	Weighted Average Fair Value	Number of Shares/Units	Weighted Average Fair Value
Restricted stock awards:
Granted under the Incentive Plans, non-executive employees	439	$25.86	346	$68.42
Granted under the Incentive Plans, executive officers	85	27.50	30	75.76
Granted under the 2004 Director Plan, non-employee directors	24	22.61	17	49.26
Total restricted stock awards	548	$26.00	393	$68.15

For the quarter and six months ended June 30, 2015, the Company recorded $543 of stock compensation expense related to non-employee directors, compared to $849 for the quarter and six months ended June 30, 2014.

As of June 30, 2015 and 2014, shares or units under awards that remained subject to acceptance were 248 and 138, respectively.

(10)  International Retirement Plan

The following table shows the components of net periodic benefit costs and other amounts recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the quarter and six months ended June 30, 2015 and 2014:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Service cost	$49	$43	$96	$88
Interest cost	66	60	128	122
Total	$115	$103	$224	$210

(11)  Earnings (Loss) Per Share

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

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding for the quarter and six months ended June 30, 2015 and 2014:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Numerator for basic and diluted net earnings per share:
Net income (loss) attributable to 3D Systems Corporation	$(13,696)	$2,125	$(26,877)	$7,002

Denominator for basic and diluted net earnings per share:
Weighted average shares	112,017	106,407	111,875	104,985

Earnings (loss) per share, basic and diluted	$(0.12)	$0.02	$(0.24)	$0.07

Interest expense excluded from diluted earnings per share calculation (a)	$—	$206	$—	$362
5.50% Convertible notes shares excluded from diluted earnings per share calculation (a)	—	876	—	876
Restricted stock units excluded from diluted earnings per share calculation (b)	40	—	37	—

(a)

Average outstanding diluted earnings (loss) per share calculation excludes shares that may be issued upon conversion of the outstanding senior convertible notes since the effect of their inclusion would have been anti-dilutive.

(b)	Average outstanding diluted earnings (loss) per share calculation excludes restricted stock units since the effect of their inclusion would have been anti-dilutive.

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

For the Company, the above standard applies to cash equivalents and redeemable noncontrolling interests. The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$63,656	$—	$—	$63,656
Redeemable noncontrolling interests (b)	$—	$—	$8,872	$8,872

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

The Company did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the quarter and six months ended June 30, 2015.

In addition to the financial assets included in the above table, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of June 30, 2015 or December 31, 2014.

(13)  Income Taxes

For the quarter and six months ended June 30, 2015, the Company’s effective tax rate was 42.2% and 38.7%, respectively, compared to 24.0% and 37.5%, respectively, for the quarter and six months ended June 30, 2014.

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

(14)  Segment Information

The Company operates in one reportable business segment. The Company conducts its business through subsidiaries in the United States, a subsidiary in Israel that operates a research and production facility and sales and service offices, a subsidiary in Switzerland that operates a research and production facility, subsidiaries in France and Brazil that operate production facilities and sales and service offices, and other subsidiaries that operate sales and service offices in Europe (Belgium, Germany, the United Kingdom, Italy and the Netherlands), Israel and in the Asia Pacific region (Australia, China, India, Japan and Korea). The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.” Financial information concerning the Company’s geographical locations is based on the location of the selling entity. Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue from unaffiliated customers:
Americas	$90,396	$78,895	$176,658	$146,927
Germany	21,345	19,562	42,595	43,387
Other EMEA	30,958	22,453	58,412	46,192
Asia Pacific	27,805	30,602	53,561	62,764
Total revenue	$170,504	$151,512	$331,226	$299,270

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue by class of product and service:
Products	$68,176	$61,948	$130,891	$122,701
Materials	36,401	38,036	73,508	78,477
Services	65,927	51,528	126,827	98,092
Total revenue	$170,504	$151,512	$331,226	$299,270

	Quarter Ended June 30, 2015
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$840	$9,676	$5,366	$3,469	$19,351
Germany	206	—	1,089	—	1,295
Other EMEA	16,399	881	719	3,745	21,744
Asia Pacific	804	—	5	584	1,393
Total	$18,249	$10,557	$7,179	$7,798	$43,783

	Quarter Ended June 30, 2014
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$—	$9,925	$4,710	$3,450	$18,085
Germany	446	—	1,350	—	1,796
Other EMEA	10,932	548	676	891	13,047
Asia Pacific	331	(15)	—	521	837
Total	$11,709	$10,458	$6,736	$4,862	$33,765

	Six Months Ended June 30, 2015
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$1,320	$19,810	$11,203	$8,442	$40,775
Germany	206	—	1,893	—	2,099
Other EMEA	31,314	1,535	1,583	4,391	38,823
Asia Pacific	1,430	—	18	1,342	2,790
Total	$34,270	$21,345	$14,697	$14,175	$84,487

	Six Months Ended June 30, 2014
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$—	$20,862	$9,657	$5,796	$36,315
Germany	855	—	2,828	—	3,683
Other EMEA	20,975	1,878	1,008	1,446	25,307
Asia Pacific	813	(15)	—	1,203	2,001
Total	$22,643	$22,725	$13,493	$8,445	$67,306

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Income (loss) from operations:
Americas	$(29,186)	$(7,036)	$(52,292)	$(9,066)
Germany	(548)	451	1,292	648
Other EMEA	(938)	2,124	(2,273)	4,525
Asia Pacific	7,342	9,455	12,926	18,522
Subtotal	(23,330)	4,994	(40,347)	14,629
Inter-segment elimination	(512)	(632)	(1,019)	(750)
Total	$(23,842)	$4,362	$(41,366)	$13,879

	June 30,	December 31,
(in thousands)	2015	2014
Assets:
Americas	$958,813	$1,018,113
Germany	56,051	47,524
Other EMEA	412,414	382,259
Asia Pacific	98,675	78,074
Total	$1,525,953	$1,525,970

	June 30,	December 31,
(in thousands)	2015	2014
Cash and cash equivalents:
Americas	$124,534	$245,219
Germany	9,873	6,640
Other EMEA	20,286	15,556
Asia Pacific	16,524	17,447
Total	$171,217	$284,862

(15)  Commitments and Contingencies

The Company leases office space and certain furniture and fixtures under various non-cancelable operating leases. For the quarter and six months ended June 30, 2015, rent expense under operating leases was $3,408 and $6,612, respectively, compared to $2,598 and $4,910, respectively, for the quarter and six months ended, June 30, 2014.

As of June 30, 2015 and December 31, 2014, the Company had supply commitments on printer assemblies that totaled $63,849 and $56,620, respectively.

Certain of the Company’s acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. As of the June 30, 2015 and December 31, 2014, the total liabilities recorded for these earnouts were $9,582 and $9,155, respectively.

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

Management estimates, assuming that the subsidiary owned by the Company at June 30, 2015, performs over the relevant future periods at their forecasted earnings levels, that these rights, if exercised, could require the Company, in future periods, to pay approximately $8,872 to the owners of such rights to acquire such ownership interests in the relevant subsidiary. This amount has been recorded as redeemable noncontrolling interests on the balance sheet at June 30, 2015 and December 31, 2014. The ultimate amount payable relating to this transaction will vary because it is dependent on the future results of operations of the subject business.

The following table presents changes in the redeemable noncontrolling interest for the six months ended June 30, 2015 and year ended December 31, 2014:

(in thousands)	2015	2014
Beginning balance	$8,872	$—
Changes in redemption value	—	8,550
Currency translation adjustments	—	322
Ending balance	$8,872	$8,872

Litigation

The Company and certain of its executive officers have been named as defendants in two putative stockholder class action lawsuits filed in the United States District Court for the District of South Carolina on June 12, 2015 and June 23, 2015.  The lawsuits are styled City of Bristol Pension Fund v. 3D Systems Corporation, et al., Case No. 0:15-cv-02393-MGL (D.S.C.) and Joshua Romano v. 3D Systems Corporation, et al., Case No. 0:15-cv-02518-MGL (D.S.C.).  The complaints are substantially identical and allege that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions and that the officers are control persons under Section 20(a) of the Exchange Act.   The complaints are filed on behalf of stockholders who purchased shares of the Company’s common stock between October 29, 2013, and October 22, 2014 and seek monetary damages on behalf of the purported class.

On July 27, 2015, a related derivative complaint was filed by a purported Company stockholder against certain of the Company’s executive officers and members of its Board of Directors in the Court of Common Pleas for the 16th Judicial Circuit, County of York, South Carolina, styled Steyn v. Reichental, et al., Case No. 2015-CP-4602225. The action was brought derivatively on behalf of the Company, which is also named as a nominal defendant. The complaint alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment and seeks, among other things, monetary damages and certain corporate governance actions.

The Company believes the claims alleged in the putative stockholder class action lawsuits and the derivative lawsuit are without merit and intends to defend the Company and its officers and directors vigorously.

The Company is involved in various other legal matters incidental to its business. Although the Company cannot predict the results of litigation with certainty, the Company believes that the disposition of these legal matters will not have a material adverse effect on our consolidated results of operations or consolidated financial position.

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

(16)  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income (loss) by component are as follows:

(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance at December 31, 2014	$(22,195)	$(2,211)	$(24,406)
Other comprehensive income (loss)	(6,240)	262	(5,978)
Balance at June 30, 2015	$(28,435)	$(1,949)	$(30,384)

The amounts presented above are included in other comprehensive income (loss) and are net of taxes. For additional information about foreign currency translation, see Note 7. For additional information about the pension plan, see Note 10.

(17)  Noncontrolling Interests

As of June 30, 2015, the Company owned approximately 95% of the capital and voting rights of Phenix Systems, a global provider of direct metal 3D printers. Phenix Systems was acquired on July 15, 2013.

As of June 30, 2015, the Company owned approximately 70% of the capital and voting rights of Robtec, a  service bureau and distributor of 3D printing and scanning products. Robtec was acquired on November 25, 2014.

As of June 30, 2015, the Company owned approximately 65% of the capital and voting rights of Easyway, a manufacturing service bureau and distributor of 3D printing and scanning products in China. Easyway was acquired on April 2, 2015. See Note 2.

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

Business Overview

We provide advanced and comprehensive 3D digital design and fabrication solutions, including 3D printers, print materials and cloud-sourced custom parts. Our ecosystem empowers professionals and consumers to bring their ideas to life using our vast material selection, including plastics, metals, ceramics and edibles. Our personalized medicine capabilities include end-to-end simulation, training and planning, and printing of surgical instruments and devices for personalized surgery and patient specific medical and dental devices. Our democratized 3D digital design, fabrication and inspection products provide seamless interoperability and incorporate immersive computing technologies.  We believe our products and services disrupt traditional methods, deliver improved results and empower our customers to manufacture the future now.

Recent Developments

In April, we acquired 65% of the equity interests in Wuxi Easyway Model Design and Manufacture Co. Ltd. (“Easyway”), a manufacturing service bureau and distributor of 3D printing and scanning products in China. Easyway brings us sales and service coverage, service bureau production capabilities and relationships with leading Chinese automotive, medical and consumer goods companies.

In  June, we acquired certain assets of STEAMtrax, LLC (“STEAMtrax”), a curricula provider. STEAMtrax’s curricula integrate engineering and 3D printing technology with core academic knowledge in science, math, language arts, social studies and art. Using our printers and scanners, students are engaged in relevant learning scenarios that encourage the essential skills of problem solving, collaboration, communication and critical thinking.

Summary of 2015 financial results

We earn revenues from the sale of products, materials and services. Total consolidated revenue for the quarter ended June 30, 2015 increased by 12.5%, or $19.0 million, to $170.5 million, compared to $151.5 million for the quarter ended June 30, 2014. These results primarily reflect growth in services revenue, driven by software and healthcare services.

Products revenue for the quarter ended June 30, 2015 increased by 10.2%, or $6.2 million, to $68.2 million, compared to $61.9 million for the quarter ended June 30, 2014. These results are primarily driven by expanded healthcare and software products.

Materials revenue for the quarter ended June 30, 2015 decreased by 4.3%, or $1.6 million, to $36.4 million, compared to $38.0 million for the quarter ended June 30, 2014. These results were primarily driven by lower design and manufacturing printer sales during the quarter coupled with an unfavorable impact of foreign currency translation.

Services revenue for the quarter ended June 30, 2015 increased by 27.9%, or $14.4 million, to $65.9 million, compared to $51.5 million for the quarter ended June 30, 2014. These results are primarily driven by expanded healthcare and software services.

As of June 30, 2015, our backlog was $38.8 million, compared to backlog of $46.5 million at December 31, 2014 and $31.9 million at June 30, 2014. Production and delivery of our printers is generally not characterized by long lead times, backlog is more dependent on timing of customers’ requested deliveries. In addition, Quickparts services lead time and backlog depends on whether orders are for rapid prototyping or longer-range production runs. As of June 30, 2015 and December 31, 2014, backlog included $13.4 million of Quickparts services orders, compared to $7.2 million at June 30, 2014.

We calculate organic growth by comparing this year’s total revenue for the period, excluding the revenue recognized from all acquired businesses that we have owned for less than twelve months, to last year’s total revenue for the period. Once we have owned a business for one year, the revenue is included in organic growth. For the quarter and six months ended June 30, 2015, organic revenue decreased 5.2% and 6.3%, respectively, compared to organic growth of 10.0% and 18.3%, respectively, for the quarter and six months ended June 30, 2014.

Healthcare revenue includes sales of products, materials, and services for health-related applications, including simulation, training and planning, and printing of surgical instruments and medical and dental devices for personalized medicine. For the quarter ended June 30, 2015, healthcare revenue increased by 26.5%, to $34.8 million, and made up 20.4% of total revenue, compared to $27.5 million, or 18.2% of total revenue, for the quarter ended June 30, 2014. For the six months ended June 30, 2015, healthcare revenue increased by 31.7%, to $64.8 million, and made up 19.5% of total revenue, compared to $49.1 million, or 16.4% of total revenue, for the six months ended June 30, 2014. These results primarily reflect our increased penetration and expansion of healthcare related applications, including the addition of Simbionix, Medical Modeling and Layerwise.

Consumer revenue includes sales of our desktop Cube® series 3D printers and their related print materials, Sense 3D scanners and other products and services related to consumer products and retail channels. For the quarter ended June 30, 2015,  consumer revenue increased by 27.2%, to $9.3 million, and made up 5.5% of total revenue, compared to $7.4 million, or 4.9% of total revenue, for the quarter ended June 30, 2014.  For the six months ended June 30, 2015, consumer revenue increased 48.4%, to $25.3 million, and made up 7.6% of total revenue, compared to $17.0 million, or 5.7% of total revenue, for the six months ended June 30, 2014.

Gross profit for the quarter ended June 30, 2015 improved by 12.7%, or $9.2 million, to $81.6 million, compared to $72.4 million for the quarter ended June 30, 2014, reflecting higher revenue from products and services.

Gross profit margin for the quarter ended June 30, 2015 was 47.9%, compared to 47.8% for the quarter ended June 30, 2014, reflecting higher services and materials gross profit margins that were offset by lower product gross profit margins, as described in more detail below.

Operating expenses increased by 55.0%, to $105.5, compared to $68.0 million for the quarter ended June 30, 2014. These results reflect higher selling, general and administrative expenses primarily due to costs related to acquisitions, including amortization expense and higher compensation and travel expenses, in addition to higher research and development expenses related to our portfolio expansion and development of new products.

Our operating loss for the quarter ended June 30, 2015 was $23.8 million, compared to operating income of $4.4 million for the quarter ended June 30, 2014, reflecting higher operating expenses as described in more detail below.

Our operating activities for the six months ended June 30, 2015 used $6.4 million of cash, which is described in further detail below. We used $106.3 million to fund our strategic investing activities for the six months ended June 30, 2015, including acquisition costs. Financing activities for the six months ended June 30, 2015 generated $1.0 million of cash. In total, our unrestricted cash balance at June 30, 2015 was $171.2 million, compared to $284.9 million at December 31, 2014.

Results of Operations – Quarter Comparison

Second quarter comparison of revenue by class of product and service

Table 1 below sets forth revenue and percentage of revenue by class of product and service:

Table 1

(Dollars in thousands)	Products		Materials		Services		Totals
Revenue – 2nd quarter 2014	$61,948	40.9%	$38,036	25.1%	$51,528	34.0%	$151,512	100%
Change in revenue:
Volume
Core products and services	17,519	28.3	9,064	23.8	24,588	47.7	51,171	33.8
New products and services	(5,605)	(9.0)	(8,936)	(23.5)	(4,489)	(8.7)	(19,030)	(12.6)
Price/Mix	(86)	(0.1)	871	2.3	—	—	785	0.5
Foreign currency translation	(5,600)	(9.0)	(2,634)	(6.9)	(5,700)	(11.1)	(13,934)	(9.2)
Net change	6,228	10.2	(1,635)	(4.3)	14,399	27.9	18,992	12.5
Revenue – 2nd quarter 2015	$68,176	40.0%	$36,401	21.3%	$65,927	38.7%	$170,504	100%

Total consolidated revenue increased 12.5%, primarily from an increase in services revenue.

The increase in products revenue was primarily driven by expanded software and healthcare products.

The products category includes 3D printers, software products, perceptual and haptic devices, digitizers and healthcare simulators. For the quarter ended June 30, 2015, software revenue, including perceptual and haptic devices, contributed $12.7 million, compared to $4.7 million for the quarter ended June 30, 2014.

Due to the relatively high price of certain 3D printers and a corresponding lengthy selling cycle and relatively low unit volume of the higher priced professional printer sales in any particular period, a shift in the timing and concentration of orders and shipments from one period to another can affect reported revenue in any given period. Revenue reported in any particular period is also affected by timing of revenue recognition under rules prescribed by U.S. generally accepted accounting principles.

The decrease in materials revenue was primarily driven by softness in demand for printers, timing of sales of materials, and loss of sales to service bureaus from consolidation. For the quarter ended June 30, 2015, sales of integrated materials increased by 4.0% to $28.1 million and represented 77.2% of total materials revenue, compared to 71.0% for the quarter ended June 30, 2014.

The increase in services revenue primarily reflects expanding sales and offerings of healthcare and software services. For the quarter ended June 30, 2015, services revenue from Quickparts increased 17.6% to $33.9 million, compared to $28.8 for quarter ended June 30, 2014.  For the quarter ended June 30, 2015, software services contributed $7.7 million of revenue, compared to $3.2 million for the quarter ended June 30, 2014.

In addition to changes in unit sales volumes, including the impact of revenue from acquisitions, there are two other primary drivers of changes in revenues from one period to another: the combined effect of changes in product mix and average selling prices, sometimes referred to as price and mix effects, and the impact of fluctuations in foreign currencies.

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

Change in second quarter revenue by geographic region

Table 2 sets forth the change in revenue by geographic area for the second quarter of 2015 compared to the second quarter of 2014:

Table 2

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue – 2nd quarter 2014	$78,895	52.1%	$42,015	27.7%	$30,602	20.2%	$151,512	100%
Change in revenue:
Volume	11,450	14.5	22,275	53.0	(1,584)	(5.2)	32,141	21.2
Price/Mix	1,029	1.3	(1,050)	(2.5)	806	2.6	785	0.5
Foreign currency translation	(978)	(1.2)	(10,937)	(26.0)	(2,019)	(6.6)	(13,934)	(9.2)
Net change	11,501	14.6	10,288	24.5	(2,797)	(9.2)	18,992	12.5
Revenue – 2nd quarter 2015	$90,396	53.0%	$52,303	30.7%	$27,805	16.3%	$170,504	100%

The growth in EMEA for the quarter ended June 30, 2015 was driven by strengthening demand for products and services, while continued macroeconomic weaknesses compressed revenue in the Asia Pacific region. Moderate recovery in the Americas contributed to revenue growth for the quarter ended June 30, 2014.

For the quarter ended June 30, 2015, revenue from operations outside the Americas increased by 10.3%, to $80.1 million, compared to $72.6 million for the quarter ended June 30, 2014.

For the quarter ended June 30, 2015, revenue from operations outside the Americas as a percent of total revenue was 47.0%, compared to 47.9% for the quarter ended June 30, 2014. Excluding the effect of foreign currency translation on revenues outside the U.S. would result in growth of 21.7% for the quarter ended June 30, 2015, compared to growth of 33.2% for the quarter ended June 30, 2014.

Gross profit and gross profit margins

Table 3 sets forth gross profit and gross profit margin for our products and services for the second quarter of 2015 and 2014:

Table 3

	Quarter Ended June 30,
	2015		2014		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$18,943	27.8%	$22,134	35.7%	$(3,191)	(14.4)%	(7.9)	(22.2)%
Materials	28,150	77.3	26,618	70.0	1,532	5.8	7.3	10.5
Services	34,534	52.4	23,646	45.9	10,888	46.0	6.5	14.1
Total	$81,627	47.9%	$72,398	47.8%	$9,229	12.7%	0.1	0.2%

Total consolidated gross profit remained flat, reflecting higher services and materials gross profit margins, which were offset by lower gross profit margins for products, primarily driven by higher revenue from services.

Gross profit margin for products decreased primarily due to an inventory write-off and higher than normal manufacturing variances attributable to the consolidation of production facilities, which more than offset increased contributions from higher margin software and healthcare products.

Gross profit margin for materials increased, reflecting a favorable volume and mix of materials sold during the quarter and improved supply chain efficiencies in materials production.

Gross profit margin for services increased primarily due to the addition of higher margin healthcare and software services and an increase in Quickparts gross profit margin. Quickparts gross profit margin increased to 45.3% for the quarter ended June 30, 2015, compared to 43.1%  for the quarter ended June 30, 2014.

Operating expenses

Table 4 sets forth the components of operating expenses for the second quarter of 2015 and 2014:

Table 4

	Quarter Ended June 30,
	2015		2014		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$79,738	46.8%	$50,322	33.2%	$29,416	58.5%
Research and development expenses	25,731	15.1	17,714	11.7	8,017	45.3
Total operating expenses	$105,469	61.9%	$68,036	44.9%	$37,433	55.0%

Total operating expenses increased, reflecting higher selling, general and administrative expenses and higher research and development expenses, as discussed below.

Selling, general and administrative expenses increased due primarily to an $11.9 million increase in compensation costs due to acquisitions and increased staffing, a $9.0 million increase in amortization, a $1.5 million increase in travel expense, a $1.1 million increase in marketing expenses and a $0.5 million increase in occupancy costs.

Research and development expenses increased primarily due to a $4.5 million increase in compensation expenses related to talent expansion and acquisitions and a $2.2 million increase in consulting fees.

Income (loss) from operations

Table 5 sets forth operating income by geographic area for the second quarter of 2015 and 2014:

Table 5

	Quarter Ended June 30,
(Dollars in thousands)	2015	2014
Income (loss) from operations
Americas	$(29,186)	$(7,036)
Germany	(548)	451
Other EMEA	(938)	2,124
Asia Pacific	7,342	9,455
Subtotal	(23,330)	4,994
Inter-segment elimination	(512)	(632)
Total	$(23,842)	$4,362

With respect to the Americas, for the quarter ended June 30, 2015 and 2014, the changes in operating income by geographic area reflected the same factors relating to our consolidated operating income that are discussed above. See Gross profit and gross profit margins and Operating expenses above.

The changes in operating income in our operations outside the Americas for the quarter ended June 30, 2015 and 2014 resulted primarily from changes in sales volume, transfer pricing and foreign currency translation.

Interest and other expense, net

Table 6 sets forth the components of interest and other expense, net, for the second quarter of 2015 and 2014:

Table 6

	Quarter Ended June 30,
(Dollars in thousands)	2015	2014
Interest and other expense, net:
Interest income	$155	$115
Foreign exchange gain (loss)	428	(1,140)
Interest expense	(692)	(401)
Other income (expense), net	20	(50)
Total interest and other expense, net	$(89)	$(1,476)

Benefit and provision for income taxes

For the quarter ended June 30, 2015, we recorded a $10.1 million benefit for income taxes compared to a $0.7 million provision for the quarter ended June 30, 2014. Our 2015 and 2014 benefit and provision for income taxes reflects income taxes in U.S. and non-U.S. jurisdictions.

Net income (loss)

Table 7 sets forth the primary components of net income attributable to 3D Systems for the second quarter of 2015 and 2014:

Table 7

	Quarter Ended June 30,
(Dollars in thousands)	2015	2014	Change
Operating income (loss)	$(23,842)	$4,362	$(28,204)
Less:
Interest and other expense, net	89	1,476	(1,387)
Provision (benefit) for income taxes	(10,096)	694	(10,790)
Net income (loss) attributable to noncontrolling interests	(139)	67	(206)
Net income (loss) attributable to 3D Systems	$(13,696)	$2,125	$(15,821)

Weighted average shares, basic and diluted	112,017	106,407
Earnings (loss) per share, basic and diluted	$(0.12)	$0.02

Results of Operations – Six Months Comparison

Six months comparison of revenue by class of product and service

Table 8 below sets forth revenue and percentage of revenue by class of product and service:

Table 8

(Dollars in thousands)	Products		Materials		Services		Totals
Revenue – six months 2014	$122,701	41.0%	$78,477	26.2%	$98,092	32.8%	$299,270	100%
Change in revenue:
Volume
Core products and services	24,877	20.3	6,003	7.6	46,158	47.1	77,038	25.7
New products and services	(6,517)	(5.3)	(18,895)	(24.1)	(7,977)	(8.1)	(33,389)	(11.2)
Price/Mix	407	0.3	13,542	17.3	—	—	13,949	4.7
Foreign currency translation	(10,577)	(8.6)	(5,619)	(7.2)	(9,446)	(9.6)	(25,642)	(8.5)
Net change	8,190	6.7	(4,969)	(6.4)	28,735	29.4	31,956	10.7
Revenue – six months 2015	$130,891	39.5%	$73,508	22.2%	$126,827	38.3%	$331,226	100%

Total consolidated revenue increased 10.7%, primarily from an increase in services revenue.

The increase in products revenue is primarily driven by increased demand for expanded software and healthcare products.

The products category includes 3D printers, software products, perceptual and haptic devices, digitizers and healthcare simulators. For the six months ended June 30, 2015, software revenue, including perceptual and haptic devices, contributed $21.6 million, compared to $10.5 million for the six months ended June 30, 2014.

Due to the relatively high price of certain 3D printers and a corresponding lengthy selling cycle and relatively low unit volume of the higher priced professional printer sales in any particular period, a shift in the timing and concentration of orders and shipments from one period to another can affect reported revenue in any given period. Revenue reported in any particular period is also affected by timing of revenue recognition under rules prescribed by U.S. generally accepted accounting principles.

The decrease in materials revenue was primarily due to softness in demand for printers, timing of sales of materials, and loss of sales to service bureaus from consolidation. For the six months ended June 30, 2015, sales of integrated materials were flat at $56.8 million and represented 77.2% of total materials revenue, compared to 71.9% for the six months ended June 30, 2014.

The increase in services revenue primarily reflects expanding sales and offerings of healthcare and software services. For the six months ended June 30, 2015, services revenue from Quickparts increased 13.7% to $65.6 million, compared to $57.6 million for the six months ended June 30, 2014.  For the six months ended June 30, 2015, software services contributed $15.4 million of revenue, compared to $6.4 million for the six months ended June 30, 2014.

In addition to changes in unit sales volumes, including the impact of revenue from acquisitions, there are two other primary drivers of changes in revenues from one period to another: the combined effect of changes in product mix and average selling prices, sometimes referred to as price and mix effects, and the impact of fluctuations in foreign currencies.

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

Change in first six months revenue by geographic region

Table 9 sets forth the change in revenue by geographic area for the first six months of 2015 compared to the first six months of 2014:

Table 9

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue – six months 2014	$146,927	49.1%	$89,579	29.9%	$62,764	21.0%	$299,270	100%
Change in revenue:
Volume	29,998	20.4	21,082	23.5	(7,431)	(11.8)	43,649	14.6
Price/Mix	1,304	0.9	10,443	11.7	2,202	3.5	13,949	4.7
Foreign currency translation	(1,571)	(1.1)	(20,097)	(22.4)	(3,974)	(6.3)	(25,642)	(8.6)
Net change	29,731	20.2	11,428	12.8	(9,203)	(14.6)	31,956	10.7
Revenue – six months 2015	$176,658	53.3%	$101,007	30.5%	$53,561	16.2%	$331,226	100%

The growth in the Americas and EMEA for the six months ended June 30, 2015 was driven by strengthening demand for products and services, while continued macroeconomic weaknesses compressed revenue in the Asia Pacific region.

For the six months ended June 30, 2015, revenue from operations outside the Americas increased by 1.5%, to $154.6 million,  compared to $152.3 million for the six months ended June 30, 2014.

For the six months ended June 30, 2015 revenue from operations outside the Americas as a percent of total revenue was 46.7%, compared to 50.9% for the six months ended June 30, 2014. Excluding the effect of foreign currency translation on revenues outside the U.S. would result in growth of 19.2% for the six months ended June 30, 2015, compared to growth of 51.1% for the six months ended June 30, 2014.

Gross profit and gross profit margins

Table 10 sets forth gross profit and gross profit margin for our products and services for the first six months of 2015 and 2014:

Table 10

	Six Months Ended June 30,
	2015		2014		Change in Profit		Change in Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$40,707	31.1%	$46,296	37.7%	$(5,589)	(12.1)%	(6.6)	(17.5)%
Materials	55,732	75.8	56,834	72.4	(1,102)	(1.9)	3.4	4.7
Services	64,172	50.6	44,740	45.6	19,432	43.4	5.0	11.0
Total	$160,611	48.5%	$147,870	49.4%	$12,741	8.6%	(0.9)	(1.8)%

Total consolidated gross profit decreased, primarily driven by lower gross profit margins for products and a lower contribution from materials revenue.

Gross profit margin for products decreased primarily due to mix of products, an inventory write-off and higher than normal manufacturing variances attributable to the consolidation of production facilities in the second quarter of 2015.

Gross profit margin for materials increased, reflecting a favorable mix of materials sold during the period and improved supply chain efficiencies in materials production.

Gross profit margin for services increased due to the addition of higher margin healthcare and software services and an increase in Quickparts gross profit margin. Quickparts gross profit margin increased to 44.9% for the six months ended June 30, 2015, compared to 42.3% for the six months ended June 30, 2014.

Operating expenses

Table 11 sets forth the components of operating expenses for the first six months of 2015 and 2014:

Table 11

	Six Months Ended June 30,
	2015		2014		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$154,030	46.5%	$99,042	33.1%	$54,988	55.5%
Research and development expenses	47,947	14.5	34,949	11.7	12,998	37.2
Total operating expenses	$201,977	61.0%	$133,991	44.8%	$67,986	50.7%

Total operating expenses increased, reflecting higher selling, general and administrative expenses and higher research and development expenses, as discussed below.

Selling, general and administrative expenses increased due primarily to a  $22.9 million increase in compensation costs due to acquisitions and increased staffing, a $14.3 million increase in amortization, a $2.3 million increase in marketing expense, a $2.0 million increase in bad debt expense and a $2.0 million increase in travel expenses.

Research and development expenses increased primarily due to a $7.6 million increase in compensation expenses related to acquisitions and talent expansion and a $3.9 million increase in materials purchases.

Income (loss) from operations

Table 12 sets forth operating income by geographic area for the first six months of 2015 and 2014:

Table 12

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Income (loss) from operations
Americas	$(52,292)	$(9,066)
Germany	1,292	648
Other EMEA	(2,273)	4,525
Asia Pacific	12,926	18,522
Subtotal	(40,347)	14,629
Inter-segment elimination	(1,019)	(750)
Total	$(41,366)	$13,879

With respect to the Americas, for the six months ended June 30, 2015 and 2014, the changes in operating income by geographic area reflected the same factors relating to our consolidated operating income that are discussed above. See Gross profit and gross profit margins and Operating expenses above.

The changes in operating income in our operations outside the Americas for the six months ended June 30, 2015 and 2014 resulted primarily from changes in sales volume, transfer pricing and foreign currency translation.

Interest and other expense, net

Table 13 sets forth the components of interest and other expense, net, for the first six months of 2015 and 2014:

Table 13

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Interest and other expense, net:
Interest income	$242	$253
Foreign exchange loss	(1,767)	(1,345)
Interest expense	(933)	(804)
Other expense, net	(198)	(628)
Total interest and other expense, net	$(2,656)	$(2,524)

Benefit and provision for income taxes

For the six months ended June 30, 2015, we recorded a $17.0 million benefit for income taxes, compared to a $4.3 million provision for the six months ended June 30, 2014. Our 2015 and 2014 benefit and provision for income taxes reflects income taxes in U.S. and non-U.S. jurisdictions.

Net income (loss)

Table 14 sets forth the primary components of net income attributable to 3D Systems for the first six months of 2015 and 2014:

Table 14

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Operating income (loss)	$(41,366)	$13,879	$(55,245)
Less:
Interest and other expense, net	2,656	2,524	132
Provision (benefit) for income taxes	(17,039)	4,253	(21,292)
Net income (loss) attributable to noncontrolling interests	(106)	100	(206)
Net income (loss) attributable to 3D Systems	$(26,877)	$7,002	$(33,879)

Weighted average shares, basic and diluted	111,875	104,985
Earnings (loss) per share, basic and diluted	$(0.24)	$0.07

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

•	Acquisition and severance expenses. We exclude the tax-effected charges associated with the acquisition of businesses and the related severance expenses from our operating expenses.

•	Non-cash interest expense. We exclude tax-effected non-cash interest expenses related to the costs associated with our senior convertible notes, from interest and other expenses, net.

Reconciliation of GAAP Net Income to Non-GAAP Financial Measures

Table 15

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
GAAP net income (loss) attributable to 3D Systems Corporation	$(13,696)	$2,125	$(26,877)	7,002
Cost of sales adjustments:
Amortization of intangibles	76	70	151	135
Operating expense adjustments:
Amortization of intangibles	17,405	8,141	31,846	17,269
Acquisition and severance expenses	1,936	2,405	5,176	3,395
Non-cash stock-based compensation expense	9,721	8,363	20,050	15,639
Interest and other expense adjustments:
Non-cash interest expense	—	98	—	194
Tax effect (a)	(12,293)	(4,579)	(21,998)	(11,952)
Non-GAAP net income	$3,149	$16,623	$8,348	$31,682

Non-GAAP basic and diluted earnings per share	$0.03	$0.16	$0.07	$0.30

a) Tax effect is calculated quarterly, based on the actual tax rate for each quarter.

Financial Condition and Liquidity

Table 16

			Change
(Dollars in thousands)	June 30, 2015	December 31, 2014	$	%
Cash and cash equivalents	$171,217	$284,862	$(113,645)	(39.9)%
Working capital	$345,990	$432,199	$(86,209)	(19.9)%
Stockholders' equity attributable to 3D Systems Corporation	$1,281,602	$1,292,918	$(11,316)	(0.9)%

We believe our existing cash and cash equivalents will be sufficient to satisfy our working capital needs, capital expenditures,  acquisitions, outstanding commitments and other liquidity requirements associated with our existing operations over the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate significant acquisitions of other businesses, assets, products or technologies. If needed, we may be able to raise such funds by issuing equity or debt securities to the public or selected investors, or by borrowing from financial institutions, selling assets or restructuring debt.   See Cash flow and Capitalized lease obligations below.

Cash and cash equivalents at June 30, 2015 includes $47.6 million of cash held outside the U.S., compared to $39.6 million at December 31, 2014. Cash held outside the U.S. is used in our foreign operations for working capital purposes and is considered to be permanently invested; consequently, we have not provided for any taxes on repatriation.

Cash equivalents comprise funds held in money market instruments and are reported at their current carrying values, which approximate fair value due to the short-term nature of these instruments. We minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending on credit quality.

Accounts receivable, net, decreased by $18.9 million, to $149.5 million at June 30, 2015 from $168.4 million at December 31, 2014. Gross accounts receivable decreased by $13.7 million from December 31, 2014. Days sales outstanding was 80 days at June 30, 2015 compared to 83 days at December 31, 2014. Accounts receivable more than 90 days past due increased to 22.0% of gross receivables, from 16.7% at December 31, 2014.

Inventories, net, increased by $34.1 million to $130.7 million at June 30, 2015 from $96.6 million at December 31, 2014. This increase resulted primarily from an expanding product portfolio, expected timing of orders, assembly production, and sales and revenue recognition at quarter-end. The increase in inventory primarily reflects a $13.7 million increase in raw materials inventory and a $20.3 million increase in finished goods inventory.  We maintained $10.3 million of inventory reserves at June 30, 2015 and $6.7 million of such reserves at December 31, 2014.

The majority of our inventory consists of finished goods, including products, materials and service parts. Inventory also consists of raw materials and spare parts for the in-house assembly and support service products. We outsource the assembly of certain 3D printers; therefore, we generally do not hold most parts for the assembly of these printers in inventory.

The changes in the second quarter of 2015 that make up the other components of working capital not discussed above arose in the ordinary course of business.

Differences between the amounts of working capital item changes in the cash flow statement and the balance sheet changes for the corresponding items are primarily the result of foreign currency translation adjustments.

Cash flow

Table 17 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first six months of 2015 and 2014:

Table 17

	Six Months Ended June 30,
	2015	2014
(Dollars in thousands)
Cash provided by (used in) operating activities	$(6,353)	$19,330
Cash used in investing activities	(106,305)	(63,173)
Cash provided by financing activities	963	307,466
Effect of exchange rate changes on cash	(1,950)	323
Net increase (decrease) in cash and cash equivalents	$(113,645)	$263,946

Cash flow from operating activities

Table 18 summarizes the components of cash provided by or used in operating activities for the first six months of 2015 and 2014:

Table 18

	Six Months Ended June 30,
	2015	2014
(Dollars in thousands)
Net income (loss)	$(26,983)	$7,102
Non-cash charges	56,675	33,121
Changes in working capital	(36,045)	(20,893)
Net cash provided by (used in) operating activities	$(6,353)	$19,330

Our cash from operations fluctuates from quarter to quarter due to the timing of transactions and receipts and payments of cash.

Cash flow from investing activities

Table 19 summarizes the components of cash used in investing activities for the first six months of 2015 and 2014:

Table 19

	Six Months Ended June 30,
	2015	2014
(Dollars in thousands)
Cash paid for acquisitions, net of cash assumed	$91,799	$53,526
Purchases of property and equipment	12,196	8,965
Other investing activities	1,750	300
Additions to license and patent costs	560	382
Net cash used in investing activities	$106,305	$63,173

For the six months ended June 30, 2015, cash paid for acquisitions, net of cash assumed, primarily related to the acquisitions of Cimatron and Easyway. Other investing activities consist of minority investments of less than 20% made through 3D Ventures, our venture investment initiative, in promising enterprises that we believe will benefit from or be powered by our technologies.

Cash flow from financing activities

Table 20 summarizes the components of cash provided by financing activities for the first six months of 2015 and 2014:

Table 20

	Six Months Ended June 30,
	2015	2014
(Dollars in thousands)
Tax benefits from share-based payment arrangements	$547	$6,368
Proceeds from acceptance of restricted stock, net	942	1,437
Proceeds from issuance of common stock	—	299,749
Repayment of capital lease obligations	(526)	(88)
Net cash provided by financing activities	$963	$307,466

Contractual commitments and off-balance sheet arrangements

Credit facilities

In October 2014, we entered into a $150.0 million five-year revolving, unsecured credit facility with PNC Bank, as Administrative Agent, and certain other lenders. The agreement provides for advances in the initial aggregate principal amount of up to $150.0 million. Subject to certain terms and conditions contained in the agreement, the Company may, at its option, request an increase in the aggregate principal amount available under the credit facility by an additional $75.0 million. As of June 30, 2015 and December 31, 2014, there was no outstanding balance on the credit facility.

Capitalized lease obligations

Our capitalized lease obligations include lease agreements that we entered into during 2006 with respect to our Rock Hill facility, in addition to other lease agreements assumed through acquisitions. Our total capitalized lease obligations decreased to $9.0 million at June 30, 2015 from $9.4 million at December 31, 2014 primarily due to the normal scheduled timing of payments. Our outstanding capitalized lease obligations carrying values at June 30, 2015 and December 31, 2014 were as follows:

Table 21

(Dollars in thousands)	June 30, 2015	December 31, 2014
Capitalized lease obligations:
Current portion of capitalized lease obligations	$510	$529
Capitalized lease obligations, long-term portion	8,486	8,905
Total capitalized lease obligations	$8,996	$9,434

Other debt

In connection with our acquisition of LayerWise in the third quarter of 2014,  we assumed a portion of LayerWise’s outstanding bank debt, consisting of revolving credit facilities and term loans. The term loans bear interest at rates ranging from 1.34% to 5.40% as of June 30, 2015. The outstanding balance on the term loans was minimal at June 30, 2015 and December 31, 2014. There were no borrowings outstanding under the revolving credit facilities as of June 30, 2015 or December 31, 2014.

Other contractual arrangements

Certain of our recent acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts at June 30, 2015 and December 31, 2014 was $9.6 million and $9.2 million, respectively.

As of June 30, 2015, we have supply commitments related to printer assemblies that total $63.8 million compared to $56.6 million at December 31, 2014.

The minority interest shareholders of a certain subsidiary have the right to require the Company to acquire their ownership interest under certain circumstances pursuant to a contractual arrangement and the Company has a similar call option under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as revenue and gross margin performance of the subsidiary through the date of exercise, as described in Note 15. Management estimates, assuming that the subsidiary owned by the Company at June 30, 2015, performs over the relevant future periods at their forecasted earnings levels, that these rights, if exercised, could require the Company, in future periods, to pay approximately $8.9 million to the owners of such rights to acquire such ownership interests in the relevant subsidiary. This amount has been recorded as redeemable noncontrolling interests on the balance sheet at June 30, 2015 and December 31, 2014.

Off-balance sheet arrangements

We have no off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose,” or similar unconsolidated entities for liquidity or financing purposes.

Financial instruments

We conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. There were no foreign exchange contracts at June 30, 2015 or December 31, 2014.

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

Any forward-looking statement you read in this Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by the paragraphs under the headings “Forward-Looking Statements” and “Cautionary Statements and Risk Factors” in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. You should specifically consider the factors identified or referred to in this Form 10-Q and our other SEC reports, including our Form 10-K for the year ended December 31, 2014, which could cause actual results to differ from those referred to in forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks at December 31, 2014, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2014. During the second quarter of 2015, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2014.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities

	(a)		(b)		(c)	(d)
	Total number of shares (or units) purchased		Average price paid per share (or unit)		Total number of shares (or units) purchased as part of publically announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2015 - April 30, 2015	—		$—		—	$—
May 1, 2015 - May 31, 2015	6,435	(a)	22.01	(a)	—	—
June 1, 2015 - June 30, 2015	—		—		—	—
Total	6,435		$22.01		—	$—

(a)

Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting or restricted stock. The average price paid reflects the average market value of shares withheld for tax purposes.

Item 6.  Exhibits.

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

10.1*	Severance and Release Agreement between 3D Systems Corporation and Theodore A. Hull dated May 14, 2015.
10.2*	Executive Severance Agreement between 3D Systems Corporation and David R. Styka dated May 14, 2015.

10.3*	2015 Incentive Plan of 3D Systems Corporation (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed May 19, 2015.)

10.4*	Appendix A to the 2015 Incentive Plan of 3D Systems Corporation effective May 19, 2015.

10.5*	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2015.)

10.6*	Form of Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2015.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 6, 2015.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 6, 2015.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 6, 2015.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 6, 2015.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation

By	/s/ David r. Styka
David R. Styka
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
(duly authorized officer)

Date: August 6, 2015