Form 10-Q
period 2015-09-30
3D SYSTEMS CORP
filed 2015-11-04
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10‑Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of Common Stock, par value $0.001, outstanding as of October 28, 2015:  112,077,951

3D SYSTEMS CORPORATION

Quarterly Report on Form 10-Q for the

Quarter Ended September 30, 2015

TABLE OF CONTENTS

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements.	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	33
Item 4. Controls and Procedures.	33
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.	34
Item 1A. Risk Factors.	34
Item 6. Exhibits.	34
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. — FINANCIAL INFORMATION

Item 1.  Financial Statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except par value)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$157,453	$284,862
Accounts receivable, net of allowance for doubtful accounts of $15,797 (2015) and $10,300 (2014)	134,492	168,441
Inventories, net	138,181	96,645
Prepaid expenses and other current assets	25,898	15,769
Current deferred income tax asset	25,025	14,973
Total current assets	481,049	580,690
Property and equipment, net	88,540	81,881
Intangible assets, net	267,182	251,561
Goodwill	622,431	589,537
Long term deferred income tax asset	705	816
Other assets, net	21,602	21,485
Total assets	$1,481,509	$1,525,970
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and capitalized lease obligations	$523	$684
Accounts payable	48,508	64,378
Accrued and other liabilities	49,577	44,219
Customer deposits	7,653	6,946
Deferred revenue	35,455	32,264
Total current liabilities	141,716	148,491
Long term portion of capitalized lease obligations	8,372	8,905
Long term deferred income tax liability	26,880	30,679
Other liabilities	41,793	34,898
Total liabilities	218,761	222,973
Redeemable noncontrolling interests	8,872	8,872

Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 112,425 (2015) and 112,233 (2014)	112	112
Additional paid-in capital	1,275,565	1,245,462
Treasury stock, at cost: 378 shares (2015) and 709 shares (2014)	(412)	(374)
Accumulated earnings	12,998	72,124
Accumulated other comprehensive loss	(39,445)	(24,406)
Total 3D Systems Corporation stockholders' equity	1,248,818	1,292,918
Noncontrolling interests	5,058	1,207
Total stockholders’ equity	1,253,876	1,294,125
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,481,509	$1,525,970

See accompanying notes to condensed consolidated financial statements

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Revenue:
Products	$87,747	$111,926	$292,146	$313,104
Services	63,827	55,018	190,654	153,110
Total revenue	151,574	166,944	482,800	466,214
Cost of sales:
Products	48,472	57,627	156,432	155,675
Services	32,064	29,519	94,719	82,871
Total cost of sales	80,536	87,146	251,151	238,546
Gross profit	71,038	79,798	231,649	227,668
Operating expenses:
Selling, general and administrative	83,212	53,656	237,242	152,698
Research and development	22,463	17,934	70,410	52,883
Total operating expenses	105,675	71,590	307,652	205,581
Income (loss) from operations	(34,637)	8,208	(76,003)	22,087
Interest and other expense, net	1,373	3,955	4,029	6,479
Income (loss) before income taxes	(36,010)	4,253	(80,032)	15,608
Provision (benefit) for income taxes	(3,524)	1,113	(20,563)	5,366
Net income (loss)	(32,486)	3,140	(59,469)	10,242
Less net income (loss) attributable to noncontrolling interests	(237)	56	(343)	156
Net income (loss) attributable to 3D Systems Corporation	$(32,249)	$3,084	$(59,126)	$10,086

Net income (loss) per share available to 3D Systems Corporation common stockholders — basic and diluted	$(0.29)	$0.03	$(0.53)	$0.09

Other comprehensive income (loss):
Pension adjustments, net of taxes	$14	$91	$276	$136
Foreign currency loss	(9,957)	(10,897)	(17,903)	(9,263)
Other comprehensive loss	(9,943)	(10,806)	(17,627)	(9,127)
Less foreign currency translation loss attributable to noncontrolling interests	(882)	(73)	(2,588)	(71)
Other comprehensive loss attributable to 3D Systems Corporation	(9,061)	(10,733)	(15,039)	(9,056)

Comprehensive income (loss)	(42,429)	(7,666)	(77,096)	1,115
Less comprehensive income (loss) attributable to noncontrolling interests	(1,119)	(17)	(2,931)	85
Comprehensive income (loss) attributable to 3D Systems Corporation	$(41,310)	$(7,649)	$(74,165)	$1,030

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$(59,469)	$10,242
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Benefit of deferred income taxes	(21,971)	(19,113)
Depreciation and amortization	63,905	39,563
Provision for arbitration award	11,282	—
Impairment of investment	1,111	—
Non-cash interest on convertible notes	—	224
Provision for bad debts	4,123	4,394
Provision for inventory obsolescence and revaluation	9,191	2,065
Stock-based compensation	28,850	23,738
Loss on the disposition of property and equipment	1,182	176
Loss on conversion of convertible debt	—	1,806
Changes in operating accounts:
Accounts receivable	37,426	(40,347)
Inventories	(50,178)	(40,101)
Prepaid expenses and other current assets	(10,136)	(6,725)
Accounts payable	(19,657)	11,925
Accrued and other liabilities	(5,348)	8,254
Customer deposits	566	1,848
Deferred revenue	(1,748)	5,813
Other operating assets and liabilities	263	24,136
Net cash provided by (used in) operating activities	(10,608)	27,898
Cash flows from investing activities:
Purchases of property and equipment	(18,064)	(16,783)
Additions to license and patent costs	(719)	(547)
Cash paid for acquisitions, net of cash assumed	(91,799)	(244,290)
Other investing activities	(3,750)	(300)
Net cash used in investing activities	(114,332)	(261,920)
Cash flows from financing activities:
Tax benefits from share-based payment arrangements	467	6,870
Proceeds from issuance of common stock	—	299,729
Proceeds from exercise of stock options and restricted stock, net	748	1,603
Repayment of capital lease obligations	(788)	(317)
Net cash provided by financing activities	427	307,885
Effect of exchange rate changes on cash	(2,896)	(2,844)
Net increase (decrease) in cash and cash equivalents	(127,409)	71,019
Cash and cash equivalents at the beginning of the period	284,862	306,316
Cash and cash equivalents at the end of the period	$157,453	$377,335

Cash interest payments	$494	$1,345
Cash income tax payments	11,532	12,654
Transfer of equipment from inventory to property and equipment, net (a)	8,812	9,530
Transfer of equipment to inventory from property and equipment, net (b)	5,821	4,875
Stock issued for acquisitions of businesses	—	24,625
Notes redeemed for shares of common stock	—	12,540

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training or demonstration or for placement into Quickparts’ locations.
(b)	In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock			Treasury Stock
(In thousands, except par value)	Shares	Par Value $0.001	Additional Paid In Capital	Shares	Amount	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)		Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2014	112,233	$112	$1,245,462	709	$(374)	$72,124	$(24,406)		$1,292,918	$1,207	$1,294,125
Tax benefits from share-based payment arrangements	—	—	467	—	—	—	—		467	—	467
Issuance (repurchase) of restricted stock, net	192	—	786	(331)	(38)	—	—		748	—	748
Stock-based compensation expense	—	—	28,850	—	—	—	—		28,850	—	28,850
Net income (loss)	—	—	—	—	—	(59,126)	—		(59,126)	(343)	(59,469)
Noncontrolling interests for business combinations	—	—	—	—	—	—	—		—	6,782	6,782
Pension adjustment	—	—	—	—	—	—	276		276	—	276
Foreign currency translation adjustment	—	—	—	—	—	—	(15,315)		(15,315)	(2,588)	(17,903)
Balance at September 30, 2015	112,425	$112	$1,275,565	378	$(412)	$12,998	$(39,445)	(a)	$1,248,818	$5,058	$1,253,876

(a)	Accumulated other comprehensive loss of $39,445 consists of foreign currency translation loss of $37,510 and a cumulative unrealized pension loss of $1,935.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-11 on its financial statements.

In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU 2015-14”), a revision to Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers”, which was originally issued on May 28, 2014.  For public business entities, certain not-for-profit entities, and certain employee benefit plans, the effective date was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The effective date for all other entities was for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. ASU 2015-14 will defer these effective dates for all entities by one year. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-14 on its financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-16 on its financial statements.

No other new accounting pronouncements, issued or effective during the third quarter of 2015, have had or are expected to have a significant impact on the Company’s consolidated financial statements.

(2) Acquisitions

No acquisitions were made in the third quarter of 2015.

(3)  Inventories

Components of inventories, net as of September 30, 2015 and December 31, 2014 were as follows:

(in thousands)	2015	2014
Raw materials	$59,693	$46,850
Work in process	5,415	2,304
Finished goods and parts	73,073	47,491
Inventories, net	$138,181	$96,645

(4)  Property and Equipment

Property and equipment, net, as of September 30, 2015 and December 31, 2014 were as follows:

(in thousands)	2015	2014	Useful Life (in years)
Land	$903	$541	N/A
Building	10,973	9,370	25
Machinery and equipment	104,818	84,443	3-7
Capitalized software	4,793	3,693	3-5
Office furniture and equipment	4,879	3,478	3-5
Leasehold improvements	18,296	12,447	Life of lease (a)
Rental equipment	516	557	5
Construction in progress	9,481	20,082	N/A
Total property and equipment	154,659	134,611
Less: Accumulated depreciation and amortization	(66,119)	(52,730)
Total property and equipment, net	$88,540	$81,881

(a)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

For the quarter and nine months ended September 30, 2015, depreciation expense on property and equipment was $5,908 and $15,308, respectively, compared to $3,828 and $10,320, respectively, for the quarter and nine months ended September 30, 2014.

(5)  Intangible Assets

Intangible assets, net, other than goodwill as of September 30, 2015 and December 31, 2014 were as follows:

	2015			2014
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Licenses	$5,875	$(5,875)	$—	$5,875	$(5,875)	$—	N/A	N/A
Patent costs	20,872	(8,201)	12,671	20,733	(7,369)	13,364	5-20	3
Acquired technology	73,365	(27,793)	45,572	57,383	(18,241)	39,142	3-10	4
Internally developed software	9,072	(6,599)	2,473	9,073	(5,517)	3,556	1-8	<1
Customer relationships	189,961	(54,018)	135,943	157,139	(36,975)	120,164	3-11	2
Non-compete agreements	19,818	(12,047)	7,771	35,469	(11,784)	23,685	3-11	3
Trade names	29,340	(6,950)	22,390	21,800	(4,455)	17,345	2-10	5
Other	56,675	(16,313)	40,362	39,100	(6,905)	32,195	4-10	1
Intangible assets with indefinite lives:
Trademarks	—	—	—	2,110	—	2,110	N/A	N/A
Total intangible assets	$404,978	$(137,796)	$267,182	$348,682	$(97,121)	$251,561	1-20	4

For the quarter and nine months ended September 30, 2015, the Company capitalized $159 and $719, respectively, of costs incurred to internally develop and extend patents in the United States and various other countries, compared to $165 and $547, respectively, for the quarter and nine months ended September 30, 2014.

For the quarter and nine months ended September 30, 2015, amortization expense on intangible assets was $15,843 and $47,840, respectively, compared to $11,096 and $28,510, respectively, for the quarter and nine months ended September 30, 2014.

For the years ended 2015, 2016, 2017, 2018, and 2019, annual amortization expense on intangible assets is expected to be $67,617, $54,739, $47,227, $39,083 and $28,466, respectively.

(6)  Accrued and Other Liabilities

Accrued liabilities as of September 30, 2015 and December 31, 2014 were as follows:

(in thousands)	2015	2014
Compensation and benefits	$25,466	$20,726
Vendor accruals	14,625	10,451
Accrued professional fees	1,333	532
Accrued taxes	3,878	8,577
Royalties payable	1,217	1,796
Accrued interest	117	43
Accrued earnouts related to acquisitions	162	185
Accrued other	2,779	1,909
Total	$49,577	$44,219

Other liabilities as of September 30, 2015 and December 31, 2014 were as follows:

(in thousands)	2015	2014
Defined benefit pension obligation	$6,542	$7,062
Long term tax liability	1,711	2,029
Long term earnouts related to acquisitions	9,407	8,970
Long term deferred revenue	7,410	7,627
Other long term liabilities	16,723	9,210
Total	$41,793	$34,898

For the quarter and nine months ended September 30, 2015, other long term liabilities includes an $11,282 expense provision related to an arbitration award. See Note 15.

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

There were no foreign currency contracts outstanding as of September 30, 2015 or December 31, 2014.

For the quarter and nine months ended September 30, 2015, the condensed consolidated statements of operations include a foreign currency transaction gain of $126 and loss of $1,641, respectively, compared to foreign currency transaction losses of $1,740 and $3,085, respectively, for the quarter and nine months ended September 30, 2014.

For the quarter and nine months ended September 30, 2015, the total impact of foreign currency translation on accumulated other comprehensive income (loss) reflects a loss of $9,075 and a loss of $15,315, respectively, compared to losses of $10,824 and $9,192, respectively, for the quarter and nine months ended September 30, 2014.

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

The Company is required to pay certain fees in connection with the Credit Facility, including a quarterly commitment fee equal to the product of the amount of the average daily available revolving commitments under the Credit Agreement multiplied by a percentage that ranges from 0.20% to 0.25% depending upon the Company’s consolidated total leverage ratio, as well as customary administrative fees.

The Credit Agreement contains customary representations, warranties, covenants and default provisions for a Credit Facility of this type, including, but not limited to, financial covenants, limitations on liens and the incurrence of debt, covenants to preserve corporate existence and comply with laws and covenants regarding the use of proceeds of the Credit Facility. The financial covenants include a maximum consolidated total leverage ratio, which is the ratio of consolidated total funded indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization expense), as defined in the Credit Agreement, of 3.00 to 1.00, and a minimum interest coverage ratio, which is the ratio of Consolidated EBITDA to cash interest expense, of 3.50 to 1.00.  The Company is only required to be in compliance with the financial covenants as of the end of any fiscal quarter in which there are any loans outstanding at any time during such fiscal quarter. Based on current financial covenant limitations at September 30, 2015, availability on the Credit Facility would be approximately $110,000. Future results may positively or negatively impact availability.

The payment of dividends on the Company’s common stock is restricted under provisions of the Credit Facility, which limits the amount of cash dividends that the Company may pay in any one fiscal year to $30,000. The Company currently does not pay, and has not paid, any dividends on its common stock, and currently intends to retain any future earnings for use in its business.

There was no outstanding balance on the Credit Facility as of September 30, 2015 or December 31, 2014.

Capitalized Lease Obligations

The Company’s capitalized lease obligations primarily includes a lease agreement that was entered into during 2006 with respect to the Company’s corporate headquarters located in Rock Hill, SC. Capitalized lease obligations decreased to $8,895 at September 30, 2015 from $9,434 at December 31, 2014, primarily due to the normal scheduled timing of payments.

(9)  Stock-based Compensation Plans

Effective May 19, 2004, the Company adopted its 2004 Incentive Stock Plan, as further amended and restated on February 3, 2015 (the “2004 Stock Plan”) and its 2004 Restricted Stock Plan for Non-Employee Directors (the “2004 Director Plan”). On May 19, 2015, the Company’s stockholders approved the 2015 Incentive Plan of 3D Systems Corporation (the “2015 Plan” and, together with the 2004 Stock Plan, the “Incentive Plans”).

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

The purpose of the 2015 Plan is to provide an incentive that permits the persons responsible for the Company’s growth to share directly in that growth and to better align their interests with the interests of the Company’s stockholders. Any person who is an employee or director of or consultant to the Company, or a subsidiary or an affiliate of the Company, is eligible to be considered for the grant of awards pursuant to the 2015 Plan. The 2015 Plan is administered by the Compensation Committee of the Board of Directors or a subcommittee thereof, which, pursuant to the provisions of the 2015 Plan, has the authority to determine recipients of awards under that plan, the number of shares to be covered by such awards and the terms and conditions of each award. Notwithstanding the foregoing, only the full Board of Directors may grant and administer awards under the 2015 Plan to non-employee directors. The 2015 Plan may be amended, altered or discontinued at the sole discretion of the Board of Directors at any time.

The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). Stock-based compensation expense for the quarter and nine months ended September 30, 2015 and 2014 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Restricted stock awards	$8,800	$8,100	$28,850	$23,738

The number of shares and units of restricted common stock awarded and the weighted average fair value per share and unit for the quarter and nine months ended September 30, 2015 and 2014 were as follows:

	Quarter Ended September 30,
	2015		2014
(in thousands, except per share amounts)	Number of Shares/Units	Weighted Average Fair Value	Number of Shares/Units	Weighted Average Fair Value
Restricted stock awards:
Granted under the Incentive Plans, non-executive employees	181	$15.97	88	$52.73
Total restricted stock awards	181	$15.97	88	$52.73

	Nine Months Ended September 30,
	2015		2014
(in thousands, except per share amounts)	Number of Shares/Units	Weighted Average Fair Value	Number of Shares/Units	Weighted Average Fair Value
Restricted stock awards:
Granted under the Incentive Plans, non-executive employees	620	$22.78	464	$65.35
Granted under the Incentive Plans, executive officers	85	27.50	30	75.76
Granted under the 2004 Director Plan, non-employee directors	24	22.61	17	49.26
Total restricted stock awards	729	$23.29	511	$65.43

For the quarter and nine months ended September 30, 2015, the Company recorded $543 of stock compensation expense related to non-employee directors, compared to $849 for the quarter and nine months ended September 30, 2014.

As of September 30, 2015, there were no shares or units under awards that remained subject to acceptance, compared to 35 shares or awards subject to acceptance as of September 30, 2014.

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

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding for the quarter and nine months ended September 30, 2015 and 2014:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Numerator for basic and diluted net earnings per share:
Net income (loss) attributable to 3D Systems Corporation	$(32,249)	$3,084	$(59,126)	$10,086

Denominator for basic and diluted net earnings per share:
Weighted average shares	112,010	110,737	111,920	106,923

Earnings (loss) per share, basic and diluted	$(0.29)	$0.03	$(0.53)	$0.09

Interest expense excluded from diluted earnings per share calculation (a)	$—	$—	$—	$362
5.50% Convertible notes shares excluded from diluted earnings per share calculation (a)	—	—	—	584
Restricted stock units excluded from diluted earnings per share calculation (b)	109	—	61	—

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

(11)  Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$34,928	$—	$—	$34,928
Redeemable noncontrolling interests (b)	$—	$—	$8,872	$8,872

	Fair Value Measurements as of December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$190,628	$—	$—	$190,628
Redeemable noncontrolling interests (b)	$—	$—	$8,872	$8,872

(a)

Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

(b)

Redeemable noncontrolling interests represents a put option that owners of interests in a certain subsidiary have the right, in certain circumstances, to require the Company to acquire either a portion of, or all of, the remaining ownership interests held by them. The Company determines the fair value of the redeemable noncontrolling interests based on unobservable inputs considering the assumptions that market participants would make in pricing the obligation. Given the significance of the unobservable inputs, the valuations are classified in level 3 of the fair value hierarchy. See Note 14.

The Company did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the quarter and nine months ended September 30, 2015.

In addition to the financial assets included in the above table, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities, including goodwill, other intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company recorded a $1,111 impairment related to a venture investment as of September 30, 2015. There were no other adjustments or write-downs related to such assets or to any other significant non-financial assets or non-financial liabilities as of September 30, 2015 or December 31, 2014.

For additional discussion of our goodwill impairment testing process and other critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014.

(12)  Income Taxes

For the quarter and nine months ended September 30, 2015, the Company’s effective tax rate was 9.8% and 25.7%, respectively, compared to 26.2% and 34.4%, respectively, for the quarter and nine months ended September 30, 2014.

The Company has not provided for any taxes on the unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings outside of the U.S. We believe a calculation of the deferred tax liability associated with these undistributed earnings is impracticable.

Tax years 2012 through 2014 remain subject to examination by the U.S. Internal Revenue Service. The Company has utilized U.S. loss carryforwards causing the years 1997 to 2007 to be subject to examination. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in Australia (2009), Belgium (2012), Brazil (2010), China (2012), France (2012), Germany (2010), India (2011), Israel (2012), Italy (2011), Japan (2010), Korea (2010), Mexico (2010), Netherlands (2010), Switzerland (2010), the United Kingdom (2014) and Uruguay (2010).

(13)  Segment Information

The Company operates in one reportable business segment. The Company conducts its business through various research and production facilities and sales offices located throughout the Asia Pacific region (Australia, China, India, Japan and Korea), Brazil, Europe (Belgium, France, Germany, Italy, the Netherlands, Switzerland and the United Kingdom), Israel and the United States. The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.” Financial information concerning the Company’s geographical locations is based on the location of the selling entity. Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue from unaffiliated customers:
Americas	$80,724	$90,992	$257,382	$237,919
Germany	18,972	19,843	61,567	63,230
Other EMEA	26,063	27,364	84,475	73,556
Asia Pacific	25,815	28,745	79,376	91,509
Total revenue	$151,574	$166,944	$482,800	$466,214

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue by class of product and service:
Products	$52,899	$72,917	$183,790	$195,618
Materials	34,848	39,009	108,356	117,486
Services	63,827	55,018	190,654	153,110
Total revenue	$151,574	$166,944	$482,800	$466,214

	Quarter Ended September 30, 2015
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$1,160	$8,771	$3,406	$4,583	$17,920
Germany	171	—	1,919	—	2,090
Other EMEA	13,320	1,790	1,132	664	16,906
Asia Pacific	710	—	50	1,153	1,913
Total	$15,361	$10,561	$6,507	$6,400	$38,829

	Quarter Ended September 30, 2014
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$—	$10,137	$4,512	$4,634	$19,283
Germany	2,063	—	2,002	8	4,073
Other EMEA	8,713	575	546	156	9,990
Asia Pacific	705	—	—	727	1,432
Total	$11,481	$10,712	$7,060	$5,525	$34,778

	Nine Months Ended September 30, 2015
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$2,480	$28,581	$14,609	$13,025	$58,695
Germany	377	—	3,812	—	4,189
Other EMEA	44,634	3,325	2,715	5,055	55,729
Asia Pacific	2,140	—	68	2,495	4,703
Total	$49,631	$31,906	$21,204	$20,575	$123,316

	Nine Months Ended September 30, 2014
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$—	$30,999	$14,169	$10,430	$55,598
Germany	2,918	—	4,830	8	7,756
Other EMEA	29,688	2,438	1,554	1,602	35,282
Asia Pacific	1,518	—	—	1,930	3,448
Total	$34,124	$33,437	$20,553	$13,970	$102,084

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Income (loss) from operations:
Americas	$(38,736)	$(767)	$(91,028)	$(9,833)
Germany	3,092	1,299	4,384	1,947
Other EMEA	(5,598)	643	(7,871)	5,168
Asia Pacific	6,991	7,136	19,917	25,658
Subtotal	(34,251)	8,311	(74,598)	22,940
Inter-segment elimination	(386)	(103)	(1,405)	(853)
Total	$(34,637)	$8,208	$(76,003)	$22,087

	September 30,	December 31,
(in thousands)	2015	2014
Assets:
Americas	$918,427	$1,018,113
Germany	57,275	47,524
Other EMEA	404,748	382,259
Asia Pacific	101,059	78,074
Total	$1,481,509	$1,525,970

	September 30,	December 31,
(in thousands)	2015	2014
Cash and cash equivalents:
Americas	$105,479	$245,219
Germany	11,626	6,640
Other EMEA	20,684	15,556
Asia Pacific	19,664	17,447
Total	$157,453	$284,862

(14)  Commitments and Contingencies

The Company leases office space and certain furniture and fixtures under various non-cancelable operating leases. For the quarter and nine months ended September 30, 2015, rent expense under operating leases was $3,362 and $9,974, respectively, compared to $2,763 and $7,673, respectively, for the quarter and nine months ended, September 30, 2014.

As of September 30, 2015 and December 31, 2014, the Company had supply commitments on printer assemblies that totaled $59,636 and $56,620, respectively.

Certain of the Company’s acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. As of the September 30, 2015 and December 31, 2014, the total liabilities recorded for these earnouts were $9,569 and $9,155, respectively.

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

Management estimates, assuming that the subsidiary owned by the Company at September 30, 2015, performs over the relevant future periods at their forecasted earnings levels, that these rights, if exercised, could require the Company, in future periods, to pay approximately $8,872 to the owners of such rights to acquire such ownership interests in the relevant subsidiary. This amount has been recorded as redeemable noncontrolling interests on the balance sheet at September 30, 2015 and December 31, 2014. The ultimate amount payable relating to this transaction will vary because it is dependent on the future results of operations of the subject business.

The following table presents changes in the redeemable noncontrolling interest for the nine months ended September 30, 2015 and year ended December 31, 2014:

(in thousands)	2015	2014
Beginning balance	$8,872	$—
Changes in redemption value	—	8,550
Currency translation adjustments	—	322
Ending balance	$8,872	$8,872

Litigation

Securities and Derivative Litigation

The Company and certain of its executive officers have been named as defendants in three putative stockholder class action lawsuits filed in the United States District Court for the District of South Carolina on June 12, 2015, June 23, 2015 and August 10, 2015.  The lawsuits are styled City of Bristol Pension Fund v. 3D Systems Corporation, et al., Case No. 0:15-cv-02393-MGL (D.S.C.), Joshua Romano v. 3D Systems Corporation, et al., Case No. 0:15-cv-02518-MGL (D.S.C.) and James Pruitt v. 3D Systems Corporation, et al., Case No. 0:15-cv-03138-MGL (D.S.C.). The complaints are substantially identical and allege that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions and that the officers are control persons under Section 20(a) of the Exchange Act. The complaints are filed on behalf of stockholders who purchased shares of the Company’s common stock between October 29, 2013, and October 22, 2014 and seek monetary damages on behalf of the purported class.

On October 1, 2015, an order consolidating the three lawsuits described above into one action (the “Securities Class Action”) and appointing a lead plaintiff was entered in the U.S. District Court for the District of South Carolina.

The following four related derivative complaints have been filed by purported Company stockholders against certain of the Company’s executive officers and members of its Board of Directors: (1) Steyn v. Reichental, et al., Case No. 2015-CP-46-2225 filed on July 27, 2015 in the Court of Common Pleas for the 16th Judicial Circuit, County of York, South Carolina (“Steyn”); (2) Piguing v. Reichental, et al., Case No. 2015-CP-46-2396 filed on August 7, 2015 in the Court of Common Pleas for the 16th Judicial Circuit, County of York, South Carolina (Piguing”); (3) Booth v. Reichental, et al., Case No. 15-692-RGA filed on August 6, 2015 in the United States District Court for the District of Delaware (“Booth”); and (4) Nally v. Reichental, et al., Case No. 15-3756-MGL filed on September 18, 2015 in the United States District Court for the District of South Carolina (“Nally”).

The Steyn, Piguing, Booth and Nally actions were brought derivatively on behalf of the Company, which is also named as a nominal defendant. The complaints allege claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment and seek, among other things, monetary damages and certain corporate governance actions.

The Steyn and Piguing actions were consolidated on August 28, 2015.  Plaintiffs in the consolidated Steyn/Piguing action and the Booth action have agreed to stay their proceedings until the earlier of the close of discovery or the deadline for appealing a dismissal in the Securities Class Action.

The Company believes the claims alleged in the putative Securities Class Action and the derivative lawsuits are without merit and intends to defend the Company and its officers and directors vigorously.

Ronald Barranco and Print3D Corporation v. 3D Systems Corporation, et.al.

On August 23, 2013, Ronald Barranco, a former Company employee, filed two lawsuits against the Company and certain officers in the United States District Court for the District of Hawaii. The first lawsuit (“Barranco I”) is captioned Ronald Barranco and Print3D Corporation v. 3D Systems Corporation, 3D Systems, Inc., and Damon Gregoire, Case No. CV 13-411 LEK RLP, and alleges seven causes of action relating to the Company’s acquisition of Print3D Corporation (of which Mr. Barranco was a 50% shareholder) and subsequent employment of Mr. Barranco. The second lawsuit (“Barranco II”) is captioned Ronald Barranco v. 3D Systems Corporation, 3D Systems, Inc., Abraham Reichental, and Damon Gregoire, Case No. CV 13-412 LEK RLP, and alleges the same seven causes of action relating to the Company’s acquisition of certain website domains from Mr. Barranco and subsequent employment of Mr. Barranco.  Both Barranco I and Barranco II allege the Company breached certain purchase agreements in order to avoid paying Mr. Barranco additional monies pursuant to royalty and earn out provisions in the agreements. The Company and its officers timely filed responsive pleadings on October 22, 2013 seeking, inter alia, to dismiss Barranco I due to a mandatory arbitration agreement and for lack of personal jurisdiction and to dismiss Barranco II for lack of personal jurisdiction.

With regard to Barranco I, the Hawai’i district court, on February 28, 2014, denied the Company’s motion to dismiss and its motion to transfer venue to South Carolina for the convenience of the parties. However, the Hawai’i court recognized that the plaintiff’s claims are all subject to mandatory and binding arbitration in Charlotte, North Carolina. Because the Hawai’i court was without authority to compel arbitration outside of Hawai’i, the court ordered that the case be transferred to the district court encompassing Charlotte (the Western District of North Carolina) so that that court could compel arbitration in Charlotte. On April 17, 2014, Barranco I was transferred in to the Western District of North Carolina. Plaintiff filed a demand for arbitration on October 29, 2014. On December 9, 2014, the Company filed its answer to plaintiff’s demand for arbitration. On February 2, 2015, plaintiff filed an amended demand that removed Mr. Gregoire as a defendant from the matter and on February 4, 2015 the Company filed its amended answer. The parties selected an arbitrator and arbitration took place in June 2015 in Charlotte, North Carolina.

On September 28, 2015, the arbitrator issued a final award in favor of Mr. Barranco with respect to two alleged breaches of contract and implied covenants arising out of the contract.  The arbitrator found that the Company did not commit fraud or make any negligent misrepresentations to Mr. Barranco. Pursuant to the award, the Company is to pay approximately $11,282, which includes alleged actual damages of $7,254, fees and expenses of $2,318 and prejudgment interest of $1,710. The Company disagrees with the single arbitrator’s findings and conclusions and believes the arbitrator’s decision exceeds his authority and disregards the applicable law. As an initial response, the Company filed a motion for modification on September 30, 2015, based on mathematical errors in the computation of damages and fees. On October 16, 2015, the arbitrator issued an order denying the Company’s motion and sua sponte issuing a modified final award in favor of Mr. Barranco in the same above-referenced amounts, but making certain substantive changes to the award, which changes the Company believes were improper and outside the scope of his authority and the AAA rules. The Company intends to pursue all available appellate options to challenge the award in federal court in the Western District of North Carolina, including by opposing any petition to confirm, which will likely be filed by Mr. Barranco, and simultaneously moving the court to vacate or reduce the award.  Should that initial appeal be unsuccessful, the Company intends to appeal further to the United States Court of Appeals for the Fourth Circuit.

Notwithstanding the Company’s right to appeal, given the arbitrator’s decision, the Company recorded an $11,282 expense provision for this matter in the quarter ending September 30, 2015. The provision is subject to adjustment based on the ultimate outcome of the Company’s appeal. If it is ultimately determined that money is owed following the full appellate process in federal court, the Company intends to fund any amounts to be paid by it from cash on hand.

With regard to Barranco II, the Hawai’i district court, on March 17, 2014, denied the Company’s motion to dismiss and its motion to transfer venue to South Carolina. However, the Hawai’i court did dismiss Count II in plaintiff’s complaint alleging breach of the employment agreement.  The Company filed an answer to the complaint in the Hawai’i district court on March 31, 2014, and the parties have since exchanged discovery.  On November 19, 2014, the Company filed a motion for summary judgment on all claims which was heard on January 20, 2015. On January 30, 2015, the Company’s motion for summary judgment was granted in part and denied in part.  The claims against defendants Reichental and Gregoire were dismissed and these defendants were dismissed from the case. The case is ongoing as to the remaining narrow contractual claims in the Hawai’i district court.  Trial was initially scheduled for April 2015, but was rescheduled by the Judge for January 12, 2016. The Company believes the claims alleged in the lawsuit are without merit and intends to defend itself vigorously.

The Company is involved in various other legal matters incidental to its business. Although the Company cannot predict the results of litigation with certainty, the Company believes that the disposition of these legal matters will not have a material adverse effect on its consolidated results of operations or consolidated financial position.

Indemnification

In the normal course of business, the Company periodically enters into agreements to indemnify customers or suppliers against claims of intellectual property infringement made by first parties arising from the use of the Company’s products. Historically, costs related to these indemnification provisions have not been significant, and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

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

(15)  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income (loss) by component are as follows:

(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance at December 31, 2014	$(22,195)	$(2,211)	$(24,406)
Other comprehensive income	(15,315)	276	(15,039)
Balance at September 30, 2015	$(37,510)	$(1,935)	$(39,445)

The amounts presented above are included in other comprehensive income (loss) and are net of taxes. For additional information about foreign currency translation, see Note 7.

(16)  Noncontrolling Interests

As of September 30, 2015, the Company owned approximately 95% of the capital and voting rights of Phenix Systems, a global provider of direct metal 3D printers. Phenix Systems was acquired on July 15, 2013.

As of September 30, 2015, the Company owned approximately 70% of the capital and voting rights of Robtec, a service bureau and distributor of 3D printing and scanning products. Robtec was acquired on November 25, 2014.

As of September 30, 2015, the Company owned approximately 65% of the capital and voting rights of Easyway, a  service bureau and distributor of 3D printing and scanning products in China. Easyway was acquired on April 2, 2015.

(17)  Subsequent Events

On October 28, 2015, Avi N. Reichental stepped down as President and Chief Executive Officer and as a Director of the Company, effective at the close of business on October 28, 2015, by mutual agreement with the Company’s Board of Directors (the “Board”). Pursuant to the Company’s Amended and Restated By-Laws, effective upon Mr. Reichental’s resignation as a member of the Board, the Board decreased the size of the Board from 10 to 9 directors.

On October 28, 2015, Andrew M. Johnson was appointed as the Company’s President and Chief Executive Officer on an interim basis (the “Interim President and Chief Executive Officer”) and will serve as the Company’s principal executive officer, effective upon Mr. Reichental’s departure on October 28, 2015. Mr. Johnson will also continue to serve as the Company’s Chief Legal Officer and Secretary. The Board also established an Executive Management Committee to provide ongoing leadership and to support companywide operations and strategic initiatives while it conducts a search for a permanent replacement of Mr. Reichental. The committee consists of Mr. Johnson, Mark Wright, David Styka and Charles Hull. Mr. Wright serves as our Chief Operating Officer, Mr. Styka serves as our Chief Financial Officer and Mr. Hull is our Co-founder, Director, Chief Technology Officer and Chairman of the Executive Management Committee.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 (the “Financial Statements”) of this Quarterly Report on Form 10-Q (“Form 10-Q”).

We are subject to a number of risks and uncertainties that may affect our future performance that are discussed in greater detail in the sections entitled “Forward-Looking Statements” and “Cautionary Statements and Risk Factors” at the end of this Item 2 and that are discussed or referred to in Item 1A of Part II of this Form 10-Q.

Business Overview

3D Systems Corporation and its subsidiaries (collectively, “we”, “our” and “us”) provide advanced and comprehensive 3D digital design and fabrication solutions, including 3D printers, print materials and cloud-sourced custom parts. Our ecosystem empowers professionals and consumers to bring their ideas to life using our vast material selection, including plastics, metals, ceramics and edibles. Our personalized medicine capabilities include end-to-end simulation, training and planning, and printing of surgical instruments and devices for personalized surgery and patient specific medical and dental devices. Our 3D digital design, fabrication and inspection products provide seamless interoperability and incorporate immersive computing technologies.  We believe our products and services disrupt and compliment traditional methods, deliver improved results and empower our customers to manufacture the future now.

Recent Developments

In July, we expanded our PlasticJet printing (“PJP”) materials to include InfinityTM Rinse-Away water-soluble support material for our Cube® and CubePro® desktop 3D printers. This material dissolves in water, enabling complex 3D prints with articulation, suspension and movement.

In  August, we expanded our PJP materials to include a new Nylon material for our CubePro® 3D printers. This engineering-grade performance material was developed to bring strength, flexibility and durability to desktop production of functional parts for design, testing and small-scale manufacturing.

In August, we announced the availability of the latest version of GibbsCAM®,  our software for production machining. This comprehensive update incorporates an all-new Universal Kinematic Machine engine that further simplifies CNC programming. The release also includes multiple enhancements that extend capabilities and accommodate new machines of all configurations.

In September, we announced the availability of FabricateTM, a fashion application that supports textile design and pattern-making with 3D printing using our Cube® desktop 3D printer. Fabricate is an application that brings customization through matching and mixing colorful filaments with fabrics for both the professional and home users. Our .textile files are printed in different patterns and shapes on special fabric that can be sewn onto clothing and accessories for a customized look.

In October, Avi N. Reichental stepped down as our President and Chief Executive Officer and as a Director, effective at the close of business on October 28, 2015, by mutual agreement with the Board of Directors.  Andrew M. Johnson was appointed as our President and Chief Executive Officer on an interim basis and will serve as our principal executive officer, effective upon Mr. Reichental’s departure on October 28, 2015. Mr. Johnson will also continue to serve as our Chief Legal Officer and Secretary. The Board of Directors has also established an Executive Management Committee to provide ongoing leadership and to support our companywide operations and strategic initiatives while it conducts a search for a permanent replacement of Mr. Reichental. This committee consists of Mr. Johnson, Mark Wright, David Styka and Charles Hull. Mr. Wright serves as our Chief Operating Officer, Mr. Styka serves as our Chief Financial Officer and Mr. Hull is our Co-founder, Director, Chief Technology Officer and Chairman of the Executive Management Committee.

Summary of 2015 financial results

We earn revenues from the sale of products, materials and services. Total consolidated revenue for the quarter ended September 30, 2015 decreased by 9.2%, or $15.4 million, to $151.6 million, compared to $166.9 million for the quarter ended September 30, 2014. These results primarily reflect a decrease in products revenue, partially offset by growth in services revenue.

Products revenue for the quarter ended September 30, 2015 decreased 27.4%, or $20.0 million, to $52.9 million, compared to $72.9 million for the quarter ended September 30, 2014. These results are primarily driven by a lower sales of 3D printers coupled with an unfavorable impact of foreign currency translation.

Materials revenue for the quarter ended September 30, 2015 decreased by 10.7%, or $4.2 million, to $34.8 million, compared to $39.0 million for the quarter ended September 30, 2014. These results were primarily driven by lower design and manufacturing printer sales during the quarter coupled with an unfavorable impact of foreign currency translation.

Services revenue for the quarter ended September 30, 2015 increased by 16.0%, or $8.8 million, to $63.8 million, compared to $55.0 million for the quarter ended September 30, 2014. These results are primarily driven by expanded healthcare and software services.

As of September 30, 2015, our backlog was $40.5 million, compared to backlog of $46.5 million at December 31, 2014 and $46.0 million at September 30, 2014. Production and delivery of our printers is generally not characterized by long lead times; backlog is more dependent on timing of customers’ requested deliveries. In addition, Quickparts services lead time and backlog depends on whether orders are for rapid prototyping or longer-range production runs. As of September 30, 2015 and December 31, 2014, backlog included $12.9 million of Quickparts services orders, compared to $11.5 million at September 30, 2014.

We calculate organically generated revenue by comparing this year’s total revenue for the period, excluding the revenue recognized from all acquired businesses that we have owned for less than 12 months, to last year’s total revenue for the period. Once we have owned a business for one year, the revenue is included in organically generated revenue. For the quarter and nine months ended September 30, 2015, organically generated revenue decreased 22.1% and 12.0%, respectively, compared to an increase in organically  generated revenue of 12.2% and 16.0%, respectively, for the quarter and nine months ended September 30, 2014.

Healthcare revenue includes sales of products, materials, and services for health-related applications, including simulation, training and planning, and printing of surgical instruments and medical and dental devices. For the quarter ended September 30, 2015, healthcare revenue decreased by 7.6%, to $34.5 million, and made up 22.8% of total revenue, compared to $37.4 million, or 22.4% of total revenue for the quarter ended September 30, 2014. These results reflect lower 3D printer sales, partially offset by higher sales of simulators and services. For the nine months ended September 30, 2015, healthcare revenue increased by 14.8%, to $99.3 million, and made up 20.6% of total revenue, compared to $86.5 million, or 18.6% of total revenue, for the nine months ended September 30, 2014. These results primarily reflect our increased expansion of healthcare related applications.

Consumer revenue includes sales of our desktop Cube® series 3D printers and their related print materials, Sense 3D scanners and other products and services related to consumer products and retail channels. For the quarter ended September 30, 2015, consumer revenue decreased by 14.1%, to $10.1 million, and made up 6.7% of total revenue, compared to $11.8 million, or 7.1% of total revenue, for the quarter ended September 30, 2014. For the nine months ended September 30, 2015, consumer revenue increased 22.8%, to $35.4 million and made up 7.3% of total revenue, compared to $28.8 million, or 6.2% of total revenue, for the nine months ended September 30, 2014.

Gross profit for the quarter ended September 30, 2015 decreased by 11.0%, or $8.8 million, to $71.0 million, compared to $79.8 million for the quarter ended September 30, 2014, reflecting higher revenue from services, offset by a decrease in products and materials revenue.

Gross profit margin for the quarter ended September 30, 2015 was 46.9%, compared to 47.8% for the quarter ended September 30, 2014, reflecting a decrease in products margins, partially offset by higher materials and services margins.

Operating expenses increased by 47.6%, to $105.7 million, compared to $71.6 million for the quarter ended September 30, 2014. These results reflect higher selling, general and administrative expenses primarily due to the recognition of an $11.3 million arbitration award, costs related to acquisitions, including amortization expense and higher compensation and travel expenses, in addition to higher research and development expenses related to our portfolio expansion and development of new products.

Our operating loss for the quarter ended September 30, 2015 was $34.6 million, compared to operating income of $8.2 million for the quarter ended September 30, 2014, reflecting lower gross profit and higher operating expenses as described in more detail below.

Our operating activities for the nine months ended September 30, 2015 used $10.6 million of cash, which is described in further detail below. We used $114.3 million to fund our strategic investing activities for the nine months ended September 30, 2015, including acquisition costs. Financing activities for the nine months ended September 30, 2015 generated $0.4 million of cash. In total, our unrestricted cash balance at September 30, 2015 was $157.5 million, compared to $284.9 million at December 31, 2014.

Results of Operations – Quarter Comparison

Third quarter comparison of revenue by class of product and service

Table 1 below sets forth revenue and percentage of revenue by class of product and service:

Table 1

(Dollars in thousands)	Products		Materials		Services		Totals
Revenue – 3rd quarter 2014	$72,917	43.7%	$39,009	23.4%	$55,018	32.9%	$166,944	100%
Change in revenue:
Volume
Core products and services	(6,502)	(8.9)	8,893	22.8	17,876	32.5	20,267	12.1
New products and services	(11,221)	(15.4)	(10,276)	(26.3)	(4,437)	(8.1)	(25,934)	(15.5)
Price/Mix	1,886	2.6	(417)	(1.1)	—	—	1,469	0.9
Foreign currency translation	(4,181)	(5.7)	(2,361)	(6.1)	(4,630)	(8.4)	(11,172)	(6.7)
Net change	(20,018)	(27.4)	(4,161)	(10.7)	8,809	16.0	(15,370)	(9.2)
Revenue – 3rd quarter 2015	$52,899	34.9%	$34,848	23.0%	$63,827	42.1%	$151,574	100%

Total consolidated revenue decreased by 9.2%, primarily due to a decrease in products and materials volume, coupled with an unfavorable foreign currency impact.

The decrease in products revenue was primarily driven by lower sales of 3D printers.

The products category includes 3D printers, software products, perceptual and haptic devices, digitizers and healthcare simulators. For the quarter ended September 30, 2015, software revenue, including perceptual and haptic devices, contributed $10.4 million, compared to $5.1 million for the quarter ended September 30, 2014.

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

The decrease in materials revenue was primarily driven by softness in demand for printers and timing of sales of materials. For the quarter ended September 30, 2015, sales of integrated materials decreased by 3.0% to $27.3 million and represented 78.3% of total materials revenue, compared to 72.4% for the quarter ended September 30, 2014.

The increase in services revenue primarily reflects expanding sales and offerings of healthcare and software services. For the quarter ended September 30, 2015, services revenue from Quickparts decreased 2.6% to $31.5 million, compared to $32.3 for quarter ended September 30, 2014.  For the quarter ended September 30, 2015, software services contributed $8.9 million of revenue, compared to $3.7 million for the quarter ended September 30, 2014, primarily related to expanded software products through recent acquisitions.

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

Change in third quarter revenue by geographic region

Table 2 sets forth the change in revenue by geographic area for the third quarter of 2015 compared to the third quarter of 2014:

Table 2

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue – 3rd quarter 2014	$90,992	54.5%	$47,207	28.3%	$28,745	17.2%	$166,944	100%
Change in revenue:
Volume	(3,684)	(4.0)	4,419	9.4	(6,402)	(22.3)	(5,667)	(3.4)
Price/Mix	(5,043)	(5.5)	823	1.7	5,689	19.8	1,469	0.9
Foreign currency translation	(1,541)	(1.7)	(7,414)	(15.7)	(2,217)	(7.7)	(11,172)	(6.7)
Net change	(10,268)	(11.2)	(2,172)	(4.6)	(2,930)	(10.2)	(15,370)	(9.2)
Revenue – 3rd quarter 2015	$80,724	53.3%	$45,035	29.7%	$25,815	17.0%	$151,574	100%

The unfavorable impact on volume in the Americas and Asia Pacific region is primarily attributable to products volume, while the favorable impact on volume in EMEA is primarily attributable to services volume, which more than offset unfavorable products volume in that region.

The unfavorable impact of mix in the Americas is primarily attributable to products mix, while the favorable impact of mix in the EMEA and Asia Pacific region is primarily attributable to mix of products in those regions.

For the quarter ended September 30, 2015, revenue from operations outside the Americas decreased by 6.7% to $70.9 million, compared to $76.0 million for the quarter ended September 30, 2014.

For the quarter ended September 30, 2015, revenue from operations outside the U.S. as a percent of total revenue was 51.1% for the quarter ended September 30, 2015, compared to 45.5.% for the quarter ended September 30, 2014. Excluding the effect of foreign currency translation on revenues outside the U.S. would result in a decrease of 2.5% for the quarter ended September 30, 2015.

Gross profit and gross profit margins

Table 3 sets forth gross profit and gross profit margin for our products and services for the third quarter of 2015 and 2014:

Table 3

	Quarter Ended September 30,
	2015		2014		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$12,824	24.2%	$25,769	35.3%	$(12,945)	(50.2)%	(11.1)	(31.4)%
Materials	26,451	75.9	28,530	73.1	(2,079)	(7.3)	2.8	3.8
Services	31,763	49.8	25,499	46.3	6,264	24.6	3.5	7.6
Total	$71,038	46.9%	$79,798	47.8%	$(8,760)	(11.0)%	(0.9)	(1.9)%

Total consolidated gross profit decreased, reflecting lower products and materials revenue coupled with lower products gross profit margins.

Gross profit margin for products decreased primarily due to the unfavorable impact of consumer products gross profit margins, which more than offset increased contributions from higher margin software and healthcare products.

Gross profit margin for materials increased, reflecting improved supply chain efficiencies in materials production.

Gross profit margin for services increased primarily due to the addition of higher margin healthcare and software services. Quickparts gross profit margin decreased to 43.8% for the quarter ended September 30, 2015, compared to 44.7%  for the quarter ended September 30, 2014.

Operating expenses

Table 4 sets forth the components of operating expenses for the third quarter of 2015 and 2014:

Table 4

	Quarter Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$83,212	54.9%	$53,656	32.1%	$29,556	55.1%
Research and development expenses	22,463	14.8	17,934	10.7	4,529	25.3
Total operating expenses	$105,675	69.7%	$71,590	42.8%	$34,085	47.6%

Total operating expenses increased, reflecting higher selling, general and administrative expenses and higher research and development expenses, as discussed below.

Selling, general and administrative expenses increased due primarily to an $11.3 million arbitration award expense related to an earnout in connection with an acquisition completed in 2011, a $10.6 million increase in compensation costs due to acquisitions and increased staffing, a $4.8 million increase in amortization, a $2.2 million increase in marketing expenses and a $0.6 million increase in consulting fees.

Research and development expenses increased primarily due to a $2.6 million increase in compensation expenses related to prior acquisitions and a $2.6 million increase in outside services associated with product development.

Income (loss) from operations

Table 5 sets forth operating income by geographic area for the third quarter of 2015 and 2014:

Table 5

	Quarter Ended September 30,
(Dollars in thousands)	2015	2014
Income (loss) from operations
Americas	$(38,736)	$(767)
Germany	3,092	1,299
Other EMEA	(5,598)	643
Asia Pacific	6,991	7,136
Subtotal	(34,251)	8,311
Inter-segment elimination	(386)	(103)
Total	$(34,637)	$8,208

With respect to the Americas, for the quarter ended September 30, 2015 and 2014, the changes in operating income by geographic area reflected the same factors relating to our consolidated operating income that are discussed above. See Gross profit and gross profit margins and Operating expenses above.

The changes in operating income in our operations outside the Americas for the quarter ended September 30, 2015 and 2014 resulted primarily from transfer pricing, changes in sales volume and foreign currency translation.

Interest and other expense, net

Table 6 sets forth the components of interest and other expense, net, for the third quarter of 2015 and 2014:

Table 6

	Quarter Ended September 30,
(Dollars in thousands)	2015	2014
Interest and other expense, net:
Interest income	$120	$107
Foreign exchange gain (loss)	126	(1,740)
Interest expense	(554)	(239)
Other expense, net	(1,065)	(2,083)
Total interest and other expense, net	$(1,373)	$(3,955)

Benefit and provision for income taxes

For the quarter ended September 30, 2015, we recorded a $3.5 million benefit for income taxes compared to a $1.1 million provision for the quarter ended September 30, 2014.  The lower effective tax rate as compared to the third quarter of 2014 is primarily due to the mix and level of income between the US and foreign jurisdictions.  Our 2015 and 2014 benefit and provision for income taxes reflects income taxes in U.S. and non-U.S. jurisdictions.

Net income (loss)

Table 7 sets forth the primary components of net income attributable to 3D Systems for the third quarter of 2015 and 2014:

Table 7

	Quarter Ended September 30,
(Dollars in thousands)	2015	2014	Change
Operating income (loss)	$(34,637)	$8,208	$(42,845)
Less:
Interest and other expense, net	1,373	3,955	(2,582)
Provision (benefit) for income taxes	(3,524)	1,113	(4,637)
Net income attributable to noncontrolling interests	(237)	56	(293)
Net income (loss) attributable to 3D Systems	$(32,249)	$3,084	$(35,333)

Weighted average shares, basic and diluted	112,010	110,737
Earnings (loss) per share, basic and diluted	$(0.29)	$0.03

Results of Operations – Nine Months Comparison

Nine months comparison of revenue by class of product and service

Table 8 below sets forth revenue and percentage of revenue by class of product and service:

Table 8

(Dollars in thousands)	Products		Materials		Services		Totals
Revenue – nine months 2014	$195,618	42.0%	$117,486	25.2%	$153,110	32.8%	$466,214	100%
Change in revenue:
Volume
Core products and services	18,372	9.4	14,896	12.7	64,036	41.8	97,304	20.9
New products and services	(17,738)	(9.1)	(29,171)	(24.8)	(12,414)	(8.1)	(59,323)	(12.7)
Price/Mix	2,295	1.2	13,124	11.2	—	—	15,419	3.3
Foreign currency translation	(14,757)	(7.5)	(7,979)	(6.8)	(14,078)	(9.2)	(36,814)	(7.9)
Net change	(11,828)	(6.0)	(9,130)	(7.7)	37,544	24.5	16,586	3.6
Revenue – nine months 2015	$183,790	38.1%	$108,356	22.4%	$190,654	39.5%	$482,800	100%

Total consolidated revenue increased 3.6%, primarily due to an increase in services revenue.

The decrease in products revenue was primarily driven by lower sales of 3D printers and an unfavorable foreign currency translation impact, which more than offset an increase in software products revenue.

The products category includes 3D printers, software products, perceptual and haptic devices, digitizers and healthcare simulators. For the nine months ended September 30, 2015, software revenue, including perceptual and haptic devices, contributed $32.0 million, compared to $15.6 million for the nine months ended September 30, 2014.

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

The decrease in materials revenue was primarily due to softness in demand for printers and timing of sales of materials. For the nine months ended September 30, 2015, sales of integrated materials increased to $84.1 million and represented 77.6% of total materials revenue, compared to 72.1% for the nine months ended September 30, 2014.

The increase in services revenue primarily reflects expanding sales and offerings of healthcare and software services. For the nine months ended September 30, 2015, services revenue from Quickparts increased 7.9% to $97.0 million, compared to $89.9 million for the nine months ended September 30, 2014.  For the nine months ended September 30, 2015, software services contributed $24.3 million of revenue, compared to $10.1 million for the nine months ended September 30, 2014.

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

Change in nine months revenue by geographic region

Table 9 sets forth the change in revenue by geographic area for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

Table 9

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue – nine months 2014	$237,919	51.0%	$136,786	29.3%	$91,509	19.7%	$466,214	100%
Change in revenue:
Volume	26,314	11.1	25,499	18.6	(13,832)	(15.1)	37,981	8.2
Price/Mix	(3,739)	(1.6)	11,267	8.2	7,891	8.6	15,419	3.3
Foreign currency translation	(3,112)	(1.3)	(27,510)	(20.1)	(6,192)	(6.8)	(36,814)	(7.9)
Net change	19,463	8.2	9,256	6.7	(12,133)	(13.3)	16,586	3.6
Revenue – nine months 2015	$257,382	53.3%	$146,042	30.3%	$79,376	16.4%	$482,800	100%

The growth in the Americas and EMEA for the nine months ended September 30, 2015 was driven by an increase in services revenue, while continued macroeconomic weaknesses compressed revenue in the Asia Pacific region.

For the nine months ended September 30, 2015, revenue from operations outside the Americas decreased by 1.3%, to $225.4 million,  compared to $228.3 million for the nine months ended September 30, 2014.

For the nine months ended September 30, 2015 revenue from operations outside the U.S. as a percent of total revenue was 50.5%, compared to 49.0% for the nine months ended September 30, 2014. Excluding the effect of foreign currency translation on revenues outside the U.S. would result in growth of 11.5% for the nine months ended September 30, 2015.

Gross profit and gross profit margins

Table 10 sets forth gross profit and gross profit margin for our products and services for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

Table 10

	Nine Months Ended September 30,
	2015		2014		Change in Profit		Change in Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$53,531	29.1%	$72,065	36.8%	$(18,534)	(25.7)%	(7.7)	(20.9)%
Materials	82,183	75.8	85,364	72.7	(3,181)	(3.7)	3.1	4.3
Services	95,935	50.3	70,239	45.9	25,696	36.6	4.4	9.6
Total	$231,649	48.0%	$227,668	48.8%	$3,981	1.7%	(0.8)	(1.6)%

Total consolidated gross profit increased, primarily driven by higher materials and services margins.

Gross profit margin for products decreased primarily due to lower sales of 3D printers, the negative impact of consumer products and higher than normal manufacturing variances attributable to the consolidation of production facilities, which more than offset increased contributions from higher margin software and healthcare products.

Gross profit margin for materials increased, reflecting a favorable mix of materials sold during the period and improved supply chain efficiencies in materials production.

Gross profit margin for services increased due to the addition of higher margin healthcare and software services and an increase in Quickparts gross profit margin. Quickparts gross profit margin increased to 44.5% for the nine months ended September 30, 2015, compared to 43.2% for the nine months ended September 30, 2014.

Operating expenses

Table 11 sets forth the components of operating expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

Table 11

	Nine Months Ended September 30,
	2015		2014		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$237,242	49.1%	$152,698	32.8%	$84,544	55.4%
Research and development expenses	70,410	14.6	52,883	11.3	17,527	33.1
Total operating expenses	$307,652	63.7%	$205,581	44.1%	$102,071	49.7%

Total operating expenses increased, reflecting higher selling, general and administrative expenses and higher research and development expenses, as discussed below.

Selling, general and administrative expenses increased due primarily to a  $33.1 million increase in compensation costs due to acquisitions and increased staffing, a $19.3 million increase in amortization, an $11.3 million arbitration award expense related to an earnout in connection with an acquisition completed in 2011,  a $4.5 million increase in marketing expenses, a $2.0 million increase in travel expenses and a $1.4 million increase in occupancy costs.

Research and development expenses increased primarily due to a $10.2 million increase in compensation costs related to acquisitions and increased staffing and a $6.4 million increase in outside services associated with product development.

Income (loss) from operations

Table 12 sets forth operating income by geographic area for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

Table 12

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Income (loss) from operations
Americas	$(91,028)	$(9,833)
Germany	4,384	1,947
Other EMEA	(7,871)	5,168
Asia Pacific	19,917	25,658
Subtotal	(74,598)	22,940
Inter-segment elimination	(1,405)	(853)
Total	$(76,003)	$22,087

With respect to the Americas, for the nine months ended September 30, 2015 and 2014, the changes in operating income by geographic area reflected the same factors relating to our consolidated operating income that are discussed above. See Gross profit and gross profit margins and Operating expenses above.

The changes in operating income in our operations outside the Americas for the nine months ended September 30, 2015 and 2014 resulted primarily from transfer pricing, changes in sales volume and foreign currency translation.

Interest and other expense, net

Table 13 sets forth the components of interest and other expense, net, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

Table 13

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Interest and other expense, net:
Interest income	$362	$360
Foreign exchange loss	(1,641)	(3,085)
Interest expense	(1,487)	(1,043)
Other expense, net	(1,263)	(2,711)
Total interest and other expense, net	$(4,029)	$(6,479)

Benefit and provision for income taxes

For the nine months ended September 30, 2015, we recorded a $20.6 million benefit for income taxes, compared to a $5.4 million provision for the nine months ended September 30, 2014. The lower effective tax rate as compared to the nine months ended September, 30 2014 is primarily due to the mix and level of income between the US and foreign jurisdictions. Our 2015 and 2014 benefit and provision for income taxes reflects income taxes in U.S. and non-U.S. jurisdictions.

Net income (loss)

Table 14 sets forth the primary components of net income attributable to 3D Systems for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

Table 14

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Operating income (loss)	$(76,003)	$22,087	$(98,090)
Less:
Interest and other expense, net	4,029	6,479	(2,450)
Provision (benefit) for income taxes	(20,563)	5,366	(25,929)
Net income (loss) attributable to noncontrolling interests	(343)	156	(499)
Net income (loss) attributable to 3D Systems	$(59,126)	$10,086	$(69,212)

Weighted average shares, basic and diluted	111,920	106,923
Earnings (loss) per share, basic and diluted	$(0.53)	$0.09

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, management believes non-GAAP financial measures, which adjust net income and earnings per share are useful to investors in evaluating our operating performance.

We also use non-GAAP financial measures of adjusted net income and adjusted earnings per share to supplement our unaudited condensed consolidated financial statements presented on a GAAP basis to facilitate a better understanding of the impact that several strategic acquisitions had on our financial results.

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

Our non-GAAP financial measures, which adjust net income (loss) and earnings (loss) per share, are not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. These non-GAAP financial measures are meant to supplement, and be viewed in conjunction with, GAAP financial measures. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business. Our non-GAAP financial measures, which adjust net income and earnings per share, are adjusted for the following:

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

•	Acquisition and severance expenses. We exclude the tax-effected charges associated with the acquisition of businesses and the related severance expenses from our operating expenses.

•	Non-cash interest expense. We exclude tax-effected non-cash interest expenses related to the costs associated with our senior convertible notes, from interest and other expenses, net.

•	Loss on convertible notes. We exclude the tax-effected loss on conversion of convertible notes from interest and other expenses, net.

•	Arbitration award. We exclude tax-effected expenses associated with litigation awards and settlements.

Reconciliation of GAAP Net Income to Non-GAAP Financial Measures

Table 15

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
GAAP net income (loss) attributable to 3D Systems Corporation	$(32,249)	$3,084	$(59,126)	10,086
Cost of sales adjustments:
Amortization of intangibles	81	74	232	209
Operating expense adjustments:
Amortization of intangibles	15,762	11,032	47,608	28,301
Acquisition and severance expenses	689	1,441	5,865	4,836
Non-cash stock-based compensation expense	8,800	8,100	28,850	23,738
Arbitration award	11,282	—	11,282	—
Interest and other expense adjustments:
Non-cash interest expense	—	31	—	225
Loss on convertible notes	—	1,806	—	1,806
Tax effect (a)	(3,584)	(5,888)	(25,582)	(17,839)
Non-GAAP net income	$781	$19,680	$9,129	$51,362

Non-GAAP basic and diluted earnings per share	$0.01	$0.18	$0.08	$0.48

(a) Tax effect is calculated quarterly, based on the actual tax rate for each quarter.

Financial Condition and Liquidity

Table 16

			Change
(Dollars in thousands)	September 30, 2015	December 31, 2014	$	%
Cash and cash equivalents	$157,453	$284,862	$(127,409)	(44.7)%
Working capital	$339,333	$432,199	$(92,866)	(21.5)%
Stockholders' equity attributable to 3D Systems Corporation	$1,248,818	$1,292,918	$(44,100)	(3.4)%

We believe our existing cash and cash equivalents will be sufficient to satisfy our working capital needs, capital expenditures,  acquisitions, outstanding commitments and other liquidity requirements associated with our existing operations over the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate significant acquisitions of other businesses, assets, products or technologies. If needed, we may be able to raise such funds by issuing equity or debt securities to the public or selected investors, or by borrowing from financial institutions, selling assets or restructuring debt.   See Cash flow, Credit facilities and Capitalized lease obligations below.

Cash and cash equivalents at September 30, 2015 included $54.3 million of cash held outside the U.S., compared to $39.6 million at December 31, 2014. Cash held outside the U.S. is used in our foreign operations for working capital purposes and is considered to be permanently invested; consequently, we have not provided for any taxes on repatriation.

Cash equivalents comprise funds held in money market instruments and are reported at their current carrying values, which approximate fair value due to the short-term nature of these instruments. We minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending on credit quality.

Accounts receivable, net, decreased by $33.9 million, to $134.5 million at September 30, 2015 from $168.4 million at December 31, 2014. Gross accounts receivable decreased by $28.5 million from December 31, 2014. Days sales outstanding was 82 days at September 30, 2015 compared to 83 days at December 31, 2014. Accounts receivable more than 90 days past due increased to 23.6% of gross receivables, from 16.7% at December 31, 2014. We review specific receivables periodically to determine the appropriate reserve for accounts receivable based on the change in days sales outstanding.

Inventories, net, increased by $41.6 million to $138.2 million at September 30, 2015 from $96.6 million at December 31, 2014. This increase resulted primarily from an expanding product portfolio, expected timing of orders, assembly production, and sales and revenue recognition at quarter-end. The increase in inventory primarily reflects a $25.6 million increase in finished goods inventory and a $12.8 million increase in raw materials inventory.  We maintained $12.0 million of inventory reserves at September 30, 2015 and $6.7 million of such reserves at December 31, 2014.

The majority of our inventory consists of finished goods, including products, materials and service parts. Inventory also consists of raw materials and spare parts for the in-house assembly and support service products. We outsource the assembly of certain 3D printers; therefore, we generally do not hold most parts for the assembly of these printers in inventory.

The changes in the third quarter of 2015 that make up the other components of working capital not discussed above arose in the ordinary course of business.

Differences between the amounts of working capital item changes in the cash flow statement and the balance sheet changes for the corresponding items are primarily the result of foreign currency translation adjustments.

Cash flow

Table 17 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

Table 17

	Nine Months Ended September 30,
	2015	2014
(Dollars in thousands)
Cash provided by (used in) operating activities	$(10,608)	$27,898
Cash used in investing activities	(114,332)	(261,920)
Cash provided by financing activities	427	307,885
Effect of exchange rate changes on cash	(2,896)	(2,844)
Net increase (decrease) in cash and cash equivalents	$(127,409)	$71,019

Cash flow from operating activities

Table 18 summarizes the components of cash provided by or used in operating activities for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

Table 18

	Nine Months Ended September 30,
	2015	2014
(Dollars in thousands)
Net income (loss)	$(59,469)	$10,242
Non-cash charges	97,673	52,853
Changes in working capital	(48,812)	(35,197)
Net cash provided by (used in) operating activities	$(10,608)	$27,898

Our cash from operations fluctuates from quarter to quarter due to the timing of transactions and receipts and payments of cash.

Cash flow from investing activities

Table 19 summarizes the components of cash used in investing activities for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

Table 19

	Nine Months Ended September 30,
	2015	2014
(Dollars in thousands)
Cash paid for acquisitions, net of cash assumed	$91,799	$244,290
Purchases of property and equipment	18,064	16,783
Other investing activities	3,750	300
Additions to license and patent costs	719	547
Net cash used in investing activities	$114,332	$261,920

For the nine months ended September 30, 2015, cash paid for acquisitions, net of cash assumed, primarily related to the acquisitions of Cimatron and Easyway. Other investing activities consist of minority investments of less than 20% made through 3D Ventures, our venture investment initiative, in promising enterprises that we believe will benefit from or be powered by our technologies.

Cash flow from financing activities

Table 20 summarizes the components of cash provided by financing activities for the first nine months of 2015 and 2014:

Table 20

	Nine Months Ended September 30,
	2015	2014
(Dollars in thousands)
Tax benefits from share-based payment arrangements	$467	$6,870
Proceeds from exercise of stock options and restricted stock, net	748	1,603
Proceeds from issuance of common stock	—	299,729
Repayment of capital lease obligations	(788)	(317)
Net cash provided by financing activities	$427	$307,885

The decrease in tax benefits from share-based payment arrangements is primarily attributable to the effect of our stock price on vesting shares. In the third quarter of 2015, several shares vested and the price of the stock on the date of grant was lower than the price on the date of vesting, resulting in a reduction of the excess tax benefit.

Contractual commitments and off-balance sheet arrangements

Credit facilities

In October 2014, we entered into a $150.0 million five-year revolving, unsecured credit facility with PNC Bank, as Administrative Agent, and certain other lenders. The agreement provides for advances in the initial aggregate principal amount of up to $150.0 million. Subject to certain terms and conditions contained in the agreement, we may, at our option, request an increase in the aggregate principal amount available under the credit facility by an additional $75.0 million. As of September 30, 2015 and December 31, 2014, there were no outstanding borrowings under the credit facility. Based on current financial covenant limitations at September 30, 2015, availability on the Credit Facility would be approximately $110.0 million. Future results may positively or negatively impact availability.  See Note 8 to the Financial Statements.

Capitalized lease obligations

Our capitalized lease obligations include lease agreements that we entered into during 2006 with respect to our Rock Hill, SC facility, in addition to other lease agreements assumed through acquisitions. Our total capitalized lease obligations decreased to $8.9 million at September 30, 2015 from $9.4 million at December 31, 2014 primarily due to the normal scheduled timing of payments. Our outstanding capitalized lease obligations carrying values at September 30, 2015 and December 31, 2014 were as follows:

Table 21

(Dollars in thousands)	September 30, 2015	December 31, 2014
Capitalized lease obligations:
Current portion of capitalized lease obligations	$523	$529
Capitalized lease obligations, long-term portion	8,372	8,905
Total capitalized lease obligations	$8,895	$9,434

Other contractual arrangements

Certain of our recent acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts at September 30, 2015 and December 31, 2014 was $9.6 million and $9.2 million, respectively.

As of September 30, 2015, we have supply commitments related to printer assemblies that total $59.6 million compared to $56.6 million at December 31, 2014.

The minority interest shareholders of a certain subsidiary have the right to require us to acquire their ownership interest under certain circumstances pursuant to a contractual arrangement and we have a similar call option under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as revenue and gross margin performance of the subsidiary through the date of exercise, as described in Note 15 to the Financial Statements. Management estimates, assuming that the subsidiary owned by us at September 30, 2015, performs over the relevant future periods at their forecasted earnings levels, that these rights, if exercised, could require us, in future periods, to pay approximately $8.9 million to the owners of such rights to acquire such ownership interests in the relevant subsidiary. This amount has been recorded as redeemable noncontrolling interests on the balance sheet at September 30, 2015 and December 31, 2014.

Off-balance sheet arrangements

We have no off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose,” or similar unconsolidated entities for liquidity or financing purposes.

Financial instruments

We conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. There were no foreign exchange contracts at September 30, 2015 or December 31, 2014.

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

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our unaudited condensed consolidated financial statements, see Note 1 to the Financial Statements.

Critical Accounting Policies and Significant Estimates

For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Form 10-K”).

Forward-Looking Statements

Certain statements made in this Form 10-Q that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the cautionary statements and risk factors set forth below and in our Form 10-K, as well as other statements made in this Form 10-Q that may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements.

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or that include terms such as “believes,” “belief,” “expects,” “estimates”, “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs, expectations and projections as to future events and trends affecting our business. Forward-looking statements are based upon management’s beliefs, assumptions and current expectations concerning future events and trends, using information currently available, and are necessarily subject to uncertainties, many of which are outside of our control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below and those described in our other SEC reports, including our Form 10-K, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

Forward looking statements are not, and should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. We undertake no obligation and do not intend to update or revise any forward-looking statements, except as may be required by law.

Any forward-looking statement you read in this Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by the paragraphs under the headings “Forward-Looking Statements” and “Cautionary Statements and Risk Factors” in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. You should specifically consider the factors identified or referred to in this Form 10-Q and our other SEC reports, including our Form 10-K, which could cause actual results to differ from those referred to in forward-looking statements.

Cautionary Statements and Risk Factors

We recognize that we are subject to a number of risks and uncertainties that may affect our future performance. The risks and uncertainties described in Item 1A in our Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may impair our business, results of operations and financial condition. If any of these risks actually occur, our business, results of operations and financial condition could be materially adversely affected. In that event the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed in Item 1A in our Form 10-K also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks at December 31, 2014, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K. During the third quarter of 2015, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2014.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no material changes in our internal controls over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in Note 14 to the Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Form 10-K.

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

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2015.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2015.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2015.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2015.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation

By	/s/ David r. Styka
David R. Styka
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
(duly authorized officer)

Date: November 4, 2015