Form 10-Q
period 2016-03-31
3D SYSTEMS CORP
filed 2016-05-05
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10‑Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of Common Stock, par value $0.001, outstanding as of April 27, 2016:  112,044,226

3D SYSTEMS CORPORATION

Quarterly Report on Form 10-Q for the

Quarter Ended March 31, 2016

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in thousands, except par value)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$169,774	$155,643
Accounts receivable, net of reserves — $15,126 (2016) and $14,139 (2015)	134,793	157,406
Inventories, net of reserves — $28,768 (2016) and $28,225 (2015)	113,953	105,877
Prepaid expenses and other current assets	13,995	13,541
Total current assets	432,515	432,467
Property and equipment, net	92,300	85,995
Intangible assets, net	151,366	157,466
Goodwill	191,641	187,875
Long term deferred income tax asset	3,299	3,216
Other assets, net	25,593	26,256
Total assets	$896,714	$893,275
LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$555	$529
Accounts payable	41,229	46,869
Accrued and other liabilities	52,179	54,699
Customer deposits	7,313	8,229
Deferred revenue	46,709	35,145
Total current liabilities	147,985	145,471
Long term portion of capitalized lease obligations	8,090	8,187
Long term deferred income tax liability	16,851	17,944
Other liabilities	59,317	58,155
Total liabilities	232,243	229,757
Redeemable noncontrolling interests	8,872	8,872

Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 113,140 (2016) and 113,115 (2015)	113	113
Additional paid-in capital	1,291,405	1,279,738
Treasury stock, at cost — 1,159 shares (2016) and 892 shares (2015)	(1,836)	(1,026)
Accumulated deficit	(601,156)	(583,368)
Accumulated other comprehensive loss	(31,729)	(39,548)
Total 3D Systems Corporation stockholders' equity	656,797	655,909
Noncontrolling interests	(1,198)	(1,263)
Total stockholders’ equity	655,599	654,646
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$896,714	$893,275

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Quarter Ended March 31,
(in thousands, except per share amounts)	2016	2015
Revenue:
Products	$90,964	$99,822
Services	61,591	60,900
Total revenue	152,555	160,722
Cost of sales:
Products	44,161	50,476
Services	30,881	31,262
Total cost of sales	75,042	81,738
Gross profit	77,513	78,984
Operating expenses:
Selling, general and administrative	73,967	74,292
Research and development	20,305	22,216
Total operating expenses	94,272	96,508
Loss from operations	(16,759)	(17,524)
Interest and other (income) expense, net	(126)	2,567
Loss before income taxes	(16,633)	(20,091)
Provision (benefit) for income taxes	1,179	(6,943)
Net loss	(17,812)	(13,148)
Less: net income (loss) attributable to noncontrolling interests	(24)	33
Net loss attributable to 3D Systems Corporation	$(17,788)	$(13,181)

Net loss per share available to 3D Systems Corporation common stockholders — basic and diluted	$(0.16)	$(0.12)

Other comprehensive income (loss):
Pension adjustments, net of taxes	$(31)	$265
Foreign currency gain (loss)	7,939	(20,957)
Total other comprehensive income (loss)	7,908	(20,692)
Less foreign currency translation gain (loss) attributable to noncontrolling interests	89	(125)
Other comprehensive income (loss) attributable to 3D Systems Corporation	7,819	(20,567)

Comprehensive loss	(9,904)	(33,840)
Less comprehensive income (loss) attributable to noncontrolling interests	65	(92)
Comprehensive loss attributable to 3D Systems Corporation	$(9,969)	$(33,748)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net loss	$(17,812)	$(13,148)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Benefit of deferred income taxes	(1,092)	(10,254)
Depreciation and amortization	15,089	19,470
Impairment of investments	899	—
Provision for bad debts	2,388	2,881
Provision for inventory obsolescence and revaluation	543	756
Stock-based compensation	11,667	10,329
Loss on the disposition of property and equipment	162	253
Changes in operating accounts, net of acquisition activity:
Accounts receivable	21,544	17,986
Inventories	(8,527)	(20,767)
Prepaid expenses and other current assets	(434)	(2,784)
Accounts payable	(5,956)	(5,815)
All other operating activities	(353)	156
Net cash provided by (used in) operating activities	18,118	(937)
Cash flows from investing activities:
Purchases of property and equipment	(4,246)	(3,693)
Additions to license and patent costs	(231)	(203)
Cash paid for acquisitions, net of cash assumed	—	(77,984)
Other investing activities	—	(600)
Net cash used in investing activities	(4,477)	(82,480)
Cash flows from financing activities:
Tax benefits from share-based payment arrangements	—	447
Proceeds (repurchase) — restricted stock	(810)	360
Repayment of capital lease obligations	(262)	(176)
Net cash provided by (used in) financing activities	(1,072)	631
Effect of exchange rate changes on cash	1,562	(2,180)
Net increase (decrease) in cash and cash equivalents	14,131	(84,966)
Cash and cash equivalents at the beginning of the period	155,643	284,862
Cash and cash equivalents at the end of the period	$169,774	$199,896

Cash interest payments	$214	$143
Cash income tax payments	1,707	1,707
Transfer of equipment from inventory to property and equipment, net (a)	5,760	2,539
Transfer of equipment to inventory from property and equipment, net (b)	1,779	1,822

(a)

Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training or demonstration or for placement into on demand parts manufacturing services locations.

(b)	In general, an asset is transferred from property and equipment, net, into inventory at its net book value when the Company has identified a potential sale for a used machine.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock			Treasury Stock
(In thousands, except par value)	Shares	Par Value $0.001	Additional Paid In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2015	113,115	$113	$1,279,738	892	$(1,026)	$(583,368)	$(39,548)	$655,909	$(1,263)	$654,646
Issuance (repurchase) of restricted stock, net	25	—	—	267	(810)	—	—	(810)	—	(810)
Stock-based compensation expense	—	—	11,667	—	—	—	—	11,667	—	11,667
Net loss	—	—	—	—	—	(17,788)	—	(17,788)	(24)	(17,812)
Pension adjustment	—	—	—	—	—	—	(31)	(31)	—	(31)
Foreign currency translation adjustment	—	—	—	—	—	—	7,850	7,850	89	7,939
Balance at March 31, 2016	113,140	$113	$1,291,405	1,159	$(1,836)	$(601,156)	$(31,729)	$656,797	$(1,198)	$655,599

 See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“Form 10-K”).

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize assets and liabilities arising from operating leases on the balance sheet. It is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. It is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods.  Early adoption is permitted for any interim or annual period. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-09 on its consolidated financial statements.

No other new accounting pronouncements, issued or effective during the first quarter of 2016, have had or are expected to have a significant impact on the Company’s consolidated financial statements.

(2) Acquisitions

No acquisitions were made in the first quarter of 2016.

(3)  Inventories

Components of inventories, net as of March 31, 2016 and December 31, 2015 were as follows:

(in thousands)	2016	2015
Raw materials	$46,013	$43,960
Work in process	8,250	4,067
Finished goods and parts	59,690	57,850
Inventories, net	$113,953	$105,877

(4)  Property and Equipment

Property and equipment, net, as of March 31, 2016 and December 31, 2015 were as follows:

(in thousands)	2016	2015	Useful Life (in years)
Land	$903	$903	N/A
Building	11,009	11,007	25-30
Machinery and equipment	111,716	105,383	2-7
Capitalized software	8,754	7,391	3-5
Office furniture and equipment	5,094	4,714	1-5
Leasehold improvements	22,737	17,867	Life of lease (a)
Rental equipment	156	149	5
Construction in progress	9,258	9,578	N/A
Total property and equipment	169,627	156,992
Less: Accumulated depreciation and amortization	(77,327)	(70,997)
Total property and equipment, net	$92,300	$85,995

(a)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

For the quarters ended March 31, 2016 and 2015, depreciation expense on property and equipment was $6,000 and $4,709, respectively.

(5)  Intangible Assets

Intangible assets, net, other than goodwill as of March 31, 2016 and December 31, 2015 were as follows:

	2016			2015
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Patent costs	$16,547	$(5,248)	$11,299	$16,251	$(4,895)	$11,356	1-19	8
Acquired technology	53,735	(19,497)	34,238	52,809	(16,405)	36,404	2-15	4
Internally developed software	4,730	(3,069)	1,661	4,730	(2,919)	1,811	3	3
Customer relationships	103,825	(39,768)	64,057	101,933	(36,158)	65,775	2-15	7
Non-compete agreements	12,043	(8,722)	3,321	12,163	(8,558)	3,605	2-5	3
Trade names	28,347	(13,456)	14,891	28,108	(12,498)	15,610	1-9	6
Other	46,455	(24,556)	21,899	46,435	(23,530)	22,905	1-7	5
Total intangible assets	$265,682	$(114,316)	$151,366	$262,429	$(104,963)	$157,466	1-19	5

Amortization expense related to costs incurred to internally develop and extend patents in the United States and various other countries was  $84 and $75 for the quarters ended March 31, 2016 and 2015, respectively.

Amortization expense related to all other intangible assets was $8,735 and $14,441 for the quarters ended March 31, 2016 and 2015, respectively.

Annual amortization expense for intangible assets is expected to be $35,180,  $32,233,  $27,022,  $21,737 and $17,200 for the years ending 2016, 2017, 2018, 2019, and 2020, respectively.

(6)  Accrued and Other Liabilities

Accrued liabilities as of March 31, 2016 and December 31, 2015 were as follows:

(in thousands)	2016	2015
Compensation and benefits	$20,024	$24,152
Vendor accruals	10,913	12,354
Accrued professional fees	1,883	491
Accrued taxes	10,289	11,317
Royalties payable	1,692	1,431
Accrued interest	113	42
Accrued earnouts related to acquisitions	3,655	159
Accrued other	3,610	4,753
Total	$52,179	$54,699

Other liabilities as of March 31, 2016 and December 31, 2015 were as follows:

(in thousands)	2016	2015
Arbitration award	$11,282	$11,282
Long term employee indemnity	10,059	9,794
Defined benefit pension obligation	6,478	6,211
Long term tax liability	8,377	8,312
Long term earnouts related to acquisitions	6,455	9,673
Long term deferred revenue	8,587	7,956
Other long term liabilities	8,079	4,927
Total	$59,317	$58,155

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

There were no foreign currency contracts outstanding as of March 31, 2016 or December 31, 2015.

For the quarters ended March 31, 2016 and 2015, the condensed consolidated statements of operations include a  foreign currency transaction gain of $1,518 and a loss of $2,194, respectively.

For the quarters ended March 31, 2016 and 2015, the total impact of foreign currency translation on accumulated other comprehensive loss reflects a gain of $7,850 and a loss of $20,832, respectively.

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

Generally, amounts outstanding under the Credit Facility bear interest, at the Company’s option, at either the Base Rate or the London interbank offered rate (“LIBOR”), in each case, plus an applicable margin.  Base Rate advances bear interest at a rate per annum equal to the sum of (i) the highest of (A) the Administrative Agent’s prime rate, (B) the Federal Funds Open Rate plus 0.5% or (C) the Daily LIBOR Rate for a one month interest period plus 1%, and (ii) an applicable margin that ranges from 0.25% to 0.50% based upon the Company’s consolidated total leverage ratio. LIBOR Rate advances bear interest at a rate based upon the LIBOR Rate for the applicable interest period, plus an applicable margin that ranges from 1.25% to 1.50% based upon the Company’s consolidated total leverage ratio. Under the terms of the Credit Agreement, (i) accrued interest on each loan bearing interest at the Base Rate is payable quarterly in arrears and (ii) accrued interest on each loan bearing interest at the LIBOR Rate is payable in arrears on the earlier of (A) quarterly and (B) the last day of each applicable interest payment date for each loan. The Credit Facility is scheduled to mature on October 10, 2019, at which time all amounts outstanding thereunder will be due and payable.

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

The Credit Agreement contains customary representations, warranties, covenants and default provisions for a Credit Facility of this type, including, but not limited to, financial covenants, limitations on liens and the incurrence of debt, covenants to preserve corporate existence and comply with laws and covenants regarding the use of proceeds of the Credit Facility. The financial covenants include a maximum consolidated total leverage ratio, which is the ratio of consolidated total funded indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization expense), as defined in the Credit Agreement, of 3.00 to 1.00, and a minimum interest coverage ratio, which is the ratio of consolidated EBITDA to cash interest expense, of 3.50 to 1.00.  The Company is only required to be in compliance with the financial covenants as of the end of any fiscal quarter in which there are any loans outstanding at any time during such fiscal quarter. Based on the Company’s current results of operations and financial covenants set forth in the Credit Agreement, availability at March 31, 2016 would be approximately $150,000.  Future results may impact availability.

The payment of dividends on the Company’s common stock is restricted under provisions of the Credit Facility, which limits the amount of cash dividends that the Company may pay in any one fiscal year to $30,000. The Company currently does not pay, and has not paid, any dividends on its common stock, and currently intends to retain any future earnings for use in its business.

There was no outstanding balance on the Credit Facility as of March 31, 2016 or December 31, 2015.

Capitalized Lease Obligations

The Company’s capitalized lease obligations primarily include a lease agreement that was entered into during 2006 with respect to the Company’s corporate headquarters located in Rock Hill, SC. Capitalized lease obligations decreased to $8,645 at March 31, 2016 from $8,716 at December 31, 2015, due to the normal scheduled timing of payments.

(9)  Stock-based Compensation Plans

Effective May 19, 2004, the Company adopted its 2004 Incentive Stock Plan, as further amended and restated on February 3, 2015 (the “2004 Stock Plan”) and its 2004 Restricted Stock Plan for Non-Employee Directors (the “Director Plan”). On May 19, 2015, the Company’s stockholders approved the 2015 Incentive Plan of 3D Systems Corporation (the “2015 Plan” and, together with the 2004 Stock Plan, the “Incentive Plans”).

The 2015 Plan authorizes shares of restricted stock, restricted stock units, stock appreciation rights, cash incentive awards and the grant of options to purchase shares of the Company’s common stock. The 2015 Plan also designates measures that may be used for performance awards.

Generally, awards granted prior to November 13, 2015 become fully-vested on the three-year anniversary of the grant date and awards granted after November 13, 2015 will vest one third each year over three years.

The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). Stock-based compensation expense for the quarters ended March 31, 2016 and 2015 was as follows:

	Quarter Ended March 31,
(in thousands)	2016	2015
Incentive Plans	$11,632	$10,329
Director Plan	35	—
Total stock-based compensation expense	$11,667	$10,329

The number of shares and units of restricted common stock awarded and the weighted average fair value per share and unit for the quarters ended March 31, 2016 and 2015 were as follows:

	Quarter Ended March 31,
	2016		2015
(in thousands, except per share amounts)	Number of Shares/Units	Weighted Average Fair Value	Number of Shares/Units	Weighted Average Fair Value
Restricted stock awards:
Granted under the Incentive Plans, non-executive employees	—	$—	213	$28.62
Granted under the Incentive Plans, executive officers	—	—	60	28.62
Granted under the 2004 Director Plan, non-employee directors	25	7.71	—	—
Total restricted stock awards	25	$7.71	273	$28.62

(10)  Loss Per Share

The Company presents basic and diluted loss per share (“EPS”) amounts. Basic EPS is calculated by dividing net loss attributable to 3D Systems Corporation by the weighted average number of common shares outstanding during the applicable period. Diluted EPS is calculated by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the applicable period.

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding for the quarters ended March 31, 2016 and 2015:

	Quarter Ended March 31,
(in thousands, except per share amounts)	2016	2015
Numerator for basic and diluted net loss per share:
Net loss attributable to 3D Systems Corporation	$(17,788)	$(13,181)

Denominator for basic and diluted net loss per share:
Weighted average shares	112,197	111,731

Net loss per share, basic and diluted	$(0.16)	$(0.12)

Restricted stock units excluded from diluted loss per share calculation (a)	88	33

(a)	The calculation for average outstanding diluted loss per share excludes restricted stock units since the effect of their inclusion would have been anti-dilutive.

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

For the Company, the above standard applies to cash equivalents and earnout consideration. The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$35,400	$—	$—	$35,400
Earnout consideration (b)	$—	$—	$9,942	$9,942

	Fair Value Measurements as of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$26,648	$—	$—	$26,648
Earnout consideration (b)	$—	$—	$9,673	$9,673

(a)

Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

(b)

The fair value of the earnout consideration, which is based on the present value of the expected future payments to be made to the sellers of the acquired businesses, was derived by analyzing the future performance of the acquired businesses using the earnout formula and performance targets specified in each purchase agreement and adjusting those amounts to reflect the ability of the acquired entities to achieve the stated targets. Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy. The change in earnout consideration reflects $269 of accretion.

The Company did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the quarter ended March 31, 2016.

In addition to the assets and liabilities included in the above table, certain of our assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes goodwill and other intangible assets measured at fair value for impairment assessment, in addition to redeemable noncontrolling interests. For additional discussion, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Form 10-K.

(12)  Income Taxes

For the quarters ended March 31, 2016 and 2015, the Company recorded a provision of $1,179 and a benefit of $6,943, respectively, resulting in effective tax rates of 7.1%  of expense and 34.6% of benefit,  respectively. The difference in the effective tax rates is primarily attributable to valuation allowances that were recorded in the fourth quarter of 2015 in the United States and certain foreign jurisdictions.

The Company has not provided for any taxes on the unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings outside of the U.S. We believe a calculation of the deferred tax liability associated with these undistributed earnings is impracticable.

Tax years 1997 through 2015 remain subject to examination by the U.S. Internal Revenue Service, with most of the years open to examination due to the generation and utilization of net operating losses. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in Australia (2011), Belgium (2013), Brazil (2011), China (2012), France (2013), Germany (2011), India (2012), Israel (2013), Italy (2012), Japan (2011), Korea (2011), Mexico (2011), Netherlands (2011), Switzerland (2011), the United Kingdom (2014) and Uruguay (2010).

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

	Quarter Ended March 31,
(in thousands)	2016	2015
Revenue from unaffiliated customers:
Americas	$83,490	$86,262
Germany	18,882	21,250
Other EMEA	28,549	27,454
Asia Pacific	21,634	25,756
Total revenue	$152,555	$160,722

	Quarter Ended March 31,
(in thousands)	2016	2015
Revenue by class of product and service:
Products	$52,495	$62,715
Materials	38,469	37,107
Services	61,591	60,900
Total revenue	$152,555	$160,722

	Quarter Ended March 31, 2016
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$289	$6,201	$3,265	$2,956	$12,711
Germany	634	—	451	—	1,085
Other EMEA	13,169	833	881	1,161	16,044
Asia Pacific	1,030	—	3	891	1,924
Total	$15,122	$7,034	$4,600	$5,008	$31,764

	Quarter Ended March 31, 2015
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$480	$10,134	$5,837	$4,973	$21,424
Germany	—	—	804	—	804
Other EMEA	14,915	654	864	646	17,079
Asia Pacific	626	—	13	758	1,397
Total	$16,021	$10,788	$7,518	$6,377	$40,704

	Quarter Ended March 31,
(in thousands)	2016	2015
Income (loss) from operations:
Americas	$(14,186)	$(23,106)
Germany	1,011	1,840
Other EMEA	(8,118)	(1,335)
Asia Pacific	5,182	5,584
Subtotal	(16,111)	(17,017)
Intercompany elimination	(648)	(507)
Total	$(16,759)	$(17,524)

	March 31,	December 31,
(in thousands)	2016	2015
Assets:
Americas	$375,598	$384,054
Germany	31,942	36,782
Other EMEA	384,679	369,302
Asia Pacific	104,495	103,137
Total	$896,714	$893,275

	March 31,	December 31,
(in thousands)	2016	2015
Cash and cash equivalents:
Americas	$101,186	$98,913
Germany	9,964	3,901
Other EMEA	32,445	30,487
Asia Pacific	26,179	22,342
Total	$169,774	$155,643

(14)  Commitments and Contingencies

The Company leases office space and certain furniture and fixtures under various non-cancelable operating leases. For the quarters ended March 31, 2016 and 2015, rent expense under operating leases was $3,256 and $3,204, respectively.

As of March 31, 2016 and December 31, 2015, the Company had supply commitments on printer assemblies that totaled $51,674 and $50,663, respectively.

Certain of the Company’s acquisitions contain earnout and deferred payment provisions under which the sellers of the acquired businesses can earn additional amounts. The total liability recorded for these earnouts and deferred payments at March 31, 2016 and December 31, 2015 was $10,110 and $9,832, respectively.

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

Management estimates, assuming that the subsidiary owned by the Company at March 31, 2016, performs over the relevant future periods at its forecasted earnings levels, that these rights, if exercised, could require the Company, in future periods, to pay approximately  $8,872 to the owners of such rights to acquire such ownership interests in the relevant subsidiary. This amount has been recorded as redeemable noncontrolling interests on the balance sheet at March 31, 2016 and December 31, 2015. The ultimate amount payable relating to this transaction will vary because it is dependent on the future results of operations of the subject business.

Litigation

Securities and Derivative Litigation

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

Six related derivative complaints have been filed by purported Company stockholders against certain of the Company’s former executive officers and members of its Board of Directors.  The Company is named as a nominal defendant in all six actions.  The derivatives complaints are styled as follows: (1) Steyn v. Reichental, et al., Case No. 2015-CP-46-2225, filed on July 27, 2015 in the Court of Common Pleas for the 16th Judicial Circuit, County of York, South Carolina; (2) Piguing v. Reichental, et al., Case No. 2015-CP-46-2396, filed on August 7, 2015 in the Court of Common Pleas for the 16th Judicial Circuit, County of York, South Carolina; (3) Booth v. Reichental, et al., Case No. 15-692-RGA, filed on August 6, 2015 in the United States District Court for the District of Delaware (“Booth”); (4) Nally v. Reichental, et al., Case No. 15-cv-03756-MGL, filed on September 18, 2015 in the United States District Court for the District of South Carolina; (5) Gee v. Hull, et al. Case No. BC-610319, filed on February 17, 2016 in the Superior Court for the State of California, County of Los Angeles; and (6) Foster v. Reichental, et al., Case No. 0:16-cv-01016-MGL, filed on April 1, 2016 in the United States District Court for the District of South Carolina.

The derivative complaints allege claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment and seek, among other things, monetary damages and certain corporate governance actions.

Four of the derivative complaints have been stayed until the earlier of the close of discovery or the deadline for appealing a dismissal in the KBC Asset Management NV securities class action.  Gee v. Hull and Foster v. Reichental have not yet been stayed.

The Company believes the claims alleged in the putative securities class action and the derivative lawsuits are without merit and intends to defend the Company and its officers and directors vigorously.

Ronald Barranco and Print3D Corporation v. 3D Systems Corporation, et. al.

On August 23, 2013, Ronald Barranco, a former Company employee, filed two lawsuits against the Company and certain officers in the United States District Court for the District of Hawaii. The first lawsuit (“Barranco I”) is captioned Ronald Barranco and Print3D Corporation v. 3D Systems Corporation, 3D Systems, Inc., and Damon Gregoire, Case No. CV 13-411 LEK RLP, and alleges seven causes of action relating to the Company’s acquisition of Print3D Corporation (of which Mr. Barranco was a 50% shareholder) and the subsequent employment of Mr. Barranco by the Company. The second lawsuit (“Barranco II”) is captioned Ronald Barranco v. 3D Systems Corporation, 3D Systems, Inc., Abraham Reichental, and Damon Gregoire, Case No. CV 13-412 LEK RLP, and alleges the same seven causes of action relating to the Company’s acquisition of certain website domains from Mr. Barranco and the subsequent employment of Mr. Barranco by the Company.  Both Barranco I and Barranco II allege the Company breached certain purchase agreements in order to avoid paying Mr. Barranco additional monies pursuant to royalty and earn out provisions in the agreements. The Company and its officers timely filed responsive pleadings on October 22, 2013 seeking, inter alia, to dismiss Barranco I due to a mandatory arbitration agreement and for lack of personal jurisdiction and to dismiss Barranco II for lack of personal jurisdiction.

With regard to Barranco I, the Hawaii district court, on February 28, 2014, denied the Company’s motion to dismiss and its motion to transfer venue to South Carolina for the convenience of the parties. However, the Hawaii court recognized that the plaintiff’s claims are all subject to mandatory and binding arbitration in Charlotte, North Carolina. Because the Hawaii court was without authority to compel arbitration outside of Hawaii, the court ordered that the case be transferred to the district court encompassing Charlotte (the United States District Court for the Western District of North Carolina) so that court could compel arbitration in Charlotte. On April 17, 2014, Barranco I was transferred in to the Western District of North Carolina. Plaintiff filed a demand for arbitration on October 29, 2014. On December 9, 2014, the Company filed its answer to plaintiff’s demand for arbitration. On February 2, 2015, plaintiff filed an amended demand that removed Mr. Gregoire as a defendant from the matter and on February 4, 2015 the Company filed its amended answer. The parties selected an arbitrator and arbitration took place in June 2015 in Charlotte, North Carolina.

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

Notwithstanding the Company’s right to appeal, given the arbitrator’s decision, the Company recorded an $11,282 expense provision for this matter in the quarter ended September 30, 2015. The provision is subject to adjustment based on the ultimate outcome of the Company’s appeal. If it is ultimately determined that money is owed following the full appellate process in federal court, the Company intends to fund any amounts to be paid from cash on hand. This amount has been classified as a long-term liability given the customary timeline of an appeals process. The Company will review this classification periodically.

With regard to Barranco II, the Hawaii district court, on March 17, 2014, denied the Company’s motion to dismiss and its motion to transfer venue to South Carolina. However, the Hawaii court dismissed Count II in plaintiff’s complaint alleging breach of the employment agreement.  The Company filed an answer to the complaint in the Hawaii district court on March 31, 2014.  On November 19, 2014, the Company filed a motion for summary judgment on all claims which was heard on January 20, 2015. On January 30, 2015, the court entered an Order Granting in Part and Denying in Part the Company’s motion for summary judgment. The Order narrowed the plaintiff’s claim for breach of contract and dismissed the plaintiff’s claims for fraud and negligent misrepresentation. As a result, Messrs. Reichental and Gregoire were dismissed from the lawsuit. The case was previously scheduled for trial on April 21, 2015, but has now been continued to May 17, 2016. The Company believes the claims alleged in the lawsuit are without merit and intends to defend itself vigorously.

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

To the extent permitted under Delaware law, the Company indemnifies its directors and officers for certain events or occurrences while the director or officer is, or was, serving at the Company’s request in such capacity, subject to limited exceptions. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company has directors and officers insurance coverage that may enable the Company to recover future amounts paid, subject to a deductible and the policy limits. There is no assurance that the policy limits will be sufficient to cover all damages, if any.

(15)  Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive loss by component are as follows:

(in thousands)	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Total
Balance at December 31, 2015	$(37,675)	$(1,873)	$(39,548)
Other comprehensive income (loss)	7,850	(31)	7,819
Balance at March 31, 2016	$(29,825)	$(1,904)	$(31,729)

The amounts presented above are included in other comprehensive income (loss) and are net of taxes. For additional information about foreign currency translation, see Note 7.

(16)  Noncontrolling Interests

As of March 31, 2016, the Company owned approximately 95% of the capital and voting rights of Phenix Systems, a global provider of direct metal 3D printers. Phenix Systems was acquired on July 15, 2013.

As of March 31, 2016, the Company owned approximately 70% of the capital and voting rights of Robtec, a service bureau and distributor of 3D printing and scanning products. Robtec was acquired on November 25, 2014.

As of March 31, 2016, the Company owned approximately 65% of the capital and voting rights of Easyway, a  service bureau and distributor of 3D printing and scanning products in China. Easyway was acquired on April 2, 2015.

(17)  Subsequent Events

On April 1, 2016, the Board of Directors of the Company appointed Mr. Vyomesh Joshi as the Company’s President and Chief Executive Officer, effective immediately.

On May 1, 2016, the consulting agreement between the Company and ECG Ventures, Inc., a consulting company owned by Thomas W. Erikson, a director of the Company, terminated in accordance with its terms.

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

Business Overview

3D Systems Corporation (“3D Systems” or the “Company” or “we” or “us”) is a holding company incorporated in Delaware in 1993 that operates through subsidiaries in the Americas, Europe and the Middle East (collectively referred to as “EMEA”) and the Asia Pacific region (“APAC” or “Asia Pacific”). We market our products and services in those areas as well as in other parts of the world. We provide comprehensive 3D products and services, including 3D printers, print materials, on demand parts manufacturing services and digital design tools. Our precision healthcare capabilities include simulation, Virtual Surgical Planning (“VSP™”), and printing of medical and dental devices as well as patient-specific surgical instruments. Our products and services support advanced applications from the product design shop to the factory floor to the operating room. As the originator of 3D printing and a shaper of future 3D solutions, 3D Systems has spent its 30 year history enabling professionals and companies to optimize their designs, transform their workflows, bring innovative products to market and drive new business models.

Recent Developments

In January 2016, we launched the ProX DMP 320 printer, designed for high precision, high throughput direct metal printing, with models that are optimized for printing with titanium, stainless steel or nickel super alloy.

In January 2016, we launched the ProJet MJP 3600 printer, which prints at up to twice the speed of the previous generation. With data processing capabilities that support files up to 250% larger, the ProJet MJP 3600 brings enhanced productivity to a wide range of prototyping, casting and end-use part production needs.

In January 2016, we launched the ProJet MJP 2500 printer, which combines professional grade 3D printing capabilities with an affordable, office-friendly footprint and easy part processing, the ProJet MJP 2500 is designed to enable a broader range of professionals to create precision parts without leaving their workplace.

In April 2016, our Board of Directors (the “Board”) appointed Mr. Vyomesh Joshi (“VJ”) as our President and Chief Executive Officer. Prior to joining the Company, Mr. Joshi, age 62, worked at Hewlett-Packard Company from 1980 until his retirement on March 21, 2012. At the time of his retirement, Mr. Joshi was serving as the Executive Vice President of Hewlett Packard Imaging and Printing Group and on Hewlett-Packard Company’s executive council. Mr. Joshi currently serves on the Board of Directors of Wipro Ltd. and Harris Corporation and served on the Board of Directors at Yahoo! Inc. from 2005 to 2012.

Summary of 2016 financial results

We earn revenues from the sale of products, materials and services. Total consolidated revenue for the quarter ended March 31, 2016 decreased by 5.1%, or $8.2 million, to $152.6 million, compared to $160.7 million for the quarter ended March 31, 2015. These results primarily reflect a decrease in products revenue and the discontinuation of consumer products and services, partially offset by an increase in materials and services revenue, as further discussed below.

As of March 31, 2016 and December 31, 2015, our backlog was $38.4 million, compared to backlog of $37.8 million at March 31, 2015. Backlog is primarily dependent on timing of orders and customers’ requested deliveries. In addition, on demand parts manufacturing services lead time and backlog depends on whether orders are for rapid prototyping or longer-range production runs. As of March 31, 2016 and December 31, 2015, backlog included $9.9 million of on demand parts manufacturing service orders, compared to $14.1 million at March 31, 2015.

Healthcare revenue includes sales of products, materials and services for health-related applications, including simulation, training and planning, and printing of surgical instruments and medical and dental devices. For the quarter ended March 31, 2016, healthcare revenue increased by 11.6%, to $33.5 million, and made up 21.9% of total revenue, compared to $30.0 million, or 18.7% of total revenue for the quarter ended March 31, 2015. The increase in healthcare revenue reflects increased products and services sales that were driven by customers increasing their investments and expanding their capabilities in precision healthcare.

Gross profit for the quarter ended March 31, 2016 decreased by 1.9%, or $1.5 million, to $77.5 million, compared to $79.0 million for the quarter ended March 31, 2015, reflecting lower revenue from products, partially offset by an increase in materials and services revenue.

Gross profit margin for the quarter ended March 31, 2016 was 50.8%, compared to 49.1% for the quarter ended March 31, 2015, reflecting an increase in materials and services margins, partially offset by lower products margins reflecting lower sales volume of 3D printers, which more than offset the benefit from the discontinuation of consumer products in the fourth quarter of 2015.

Operating expenses decreased by 2.3%, to $94.3 million, compared to $96.5 million for the quarter ended March 31, 2015. These results primarily reflect lower amortization expense, in addition to lower research and development expenses, as further discussed below.

Our operating loss for the quarter ended March 31, 2016 was $16.8 million, compared to an operating loss of $17.5 million for the quarter ended March 31, 2015, reflecting lower operating expenses that were partially offset by lower gross profit as further discussed below.

Our operating activities for the quarter ended March 31, 2016 generated $18.1 million of cash, which is discussed in further detail below. We used $4.5 million to fund our strategic investing activities for the quarter ended March 31, 2016. Financing activities for the quarter ended March 31, 2016 used $1.1 million of cash. In total, our unrestricted cash balance at March 31, 2016 was $169.8 million, compared to $155.6 million at December 31, 2015.

Results of Operations – Quarter Comparison

First quarter comparison of revenue by class of product and service

Table 1 below sets forth revenue and percentage of revenue by class of product and service:

Table 1

(Dollars in thousands)	Products		Materials		Services		Totals
Revenue – 1st quarter 2015	$62,715	39.0%	$37,107	23.1%	$60,900	37.9%	$160,722	100%
Change in revenue:
Volume
Core products and services	3,076	4.9	5,214	14.1	2,655	4.4	10,945	6.8
New products and services	(12,675)	(20.2)	(1,442)	(3.9)	(946)	(1.6)	(15,063)	(9.4)
Price/Mix	(310)	(0.5)	(2,092)	(5.6)	—	—	(2,402)	(1.5)
Foreign currency translation	(311)	(0.5)	(318)	(0.9)	(1,018)	(1.7)	(1,647)	(1.0)
Net change	(10,220)	(16.3)	1,362	3.7	691	1.1	(8,167)	(5.1)
Revenue – 1st quarter 2016	$52,495	34.4%	$38,469	25.2%	$61,591	40.4%	$152,555	100%

Total consolidated revenue decreased by 5.1%, due to a  decrease in products revenue, partially offset by an increase in materials and services revenue.

The products category includes 3D printers, healthcare simulators and digitizers and design tools including software products, scanners and haptic devices. The decrease in products revenue was primarily driven by lower sales of 3D printers and the discontinuation of consumer products.

For the quarter ended March 31, 2016, software revenue, including scanners and haptic devices, contributed $9.8 million, compared to $8.9 million for the quarter ended March 31, 2015, primarily reflecting expanded software products from our acquisition of Cimatron in 2015.

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

The increase in materials revenue was primarily driven by increased demand which was partially offset by the company’s shift away from consumer. For the quarter ended March 31, 2016, sales of integrated materials increased by 2.1% to $29.3 million, or 76.1% of total materials revenue, compared to $28.7 million, or 77.3% for the quarter ended March 31, 2015.

The services category includes warranty and maintenance on 3D printers and simulators, software maintenance, on demand parts manufacturing services and healthcare services. The increase in services revenue reflects increased demand for healthcare services and our expanded software offering, which were partially offset by a decrease in on demand parts manufacturing services. For the quarter ended March 31, 2016, services revenue from on demand parts manufacturing services decreased 15.2% to $26.8 million, compared to $31.6 for quarter ended March 31, 2015.  For the quarter ended March 31, 2016, software services contributed $10.5 million of revenue, compared to $7.7 million for the quarter ended March 31, 2015, primarily related to our expanded software offering from an acquisition in 2015.

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

Change in first quarter revenue by geographic region

Table 2 sets forth the change in revenue by geographic area for the first quarter of 2016 compared to the first quarter of 2015:

Table 2

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue – 1st quarter 2015	$86,262	53.7%	$48,704	30.3%	$25,756	16.0%	$160,722	100%
Change in revenue:
Volume	347	0.4	10	0.0	(4,475)	(17.4)	(4,118)	(2.6)
Price/Mix	(2,375)	(2.8)	(628)	(1.3)	601	2.3	(2,402)	(1.5)
Foreign currency translation	(744)	(0.9)	(655)	(1.3)	(248)	(1.0)	(1,647)	(1.0)
Net change	(2,772)	(3.3)	(1,273)	(2.6)	(4,122)	(16.1)	(8,167)	(5.1)
Revenue – 1st quarter 2016	$83,490	54.7%	$47,431	31.1%	$21,634	14.2%	$152,555	100%

The decrease  in revenue in the Americas and EMEA regions primarily reflects the unfavorable impact of mix and foreign currency translation, while continued macroeconomic weaknesses compressed revenue in the Asia Pacific region.

Revenue from operations outside the U.S., including Latin America, EMEA and Asia Pacific, was 49.8% of total revenue for the quarter ended March 31, 2016, compared to 49.3% for the quarter ended March 31, 2015.

Excluding the effect of foreign currency translation on revenue outside the U.S. would result in a decline of 4.1% for the quarter ended March 31, 2016.

Gross profit and gross profit margins

Table 3 sets forth gross profit and gross profit margin for our products and services for the first quarter of 2016 and 2015:

Table 3

	Quarter Ended March 31,
	2016		2015		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$16,805	32.0%	$21,764	34.7%	$(4,959)	(22.8)%	(2.7)	(7.8)%
Materials	29,998	78.0	27,582	74.3	2,416	8.8	3.7	5.0
Services	30,710	49.9	29,638	48.7	1,072	3.6	1.2	2.5
Total	$77,513	50.8%	$78,984	49.1%	$(1,471)	(1.9)%	1.7	3.5%

Total consolidated gross profit decreased, primarily driven by to lower products revenue, as discussed below.

Gross profit margin for products decreased primarily due to lower sales volume of 3D printers, which more than offset increased contributions from higher margin software and the benefit from the discontinuation of consumer products.

Gross profit margin for materials increased, reflecting higher sales of materials during the period and improved supply chain efficiencies in materials production.

Gross profit margin for services increased primarily due to the increased contribution of higher margin healthcare and software services, including Cimatron software we acquired in 2015. On demand parts manufacturing services gross profit margin decreased to 41.8% for the quarter ended March 31, 2016, compared to 44.4%  for the quarter ended March 31, 2015 in connection with lower revenue and facility consolidation activity.

Operating expenses

Table 4 sets forth the components of operating expenses for the first quarter of 2016 and 2015:

Table 4

	Quarter Ended March 31,
	2016		2015		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$73,967	48.5%	$74,292	46.2%	$(325)	(0.4)%
Research and development expenses	20,305	13.3	22,216	13.8	(1,911)	(8.6)
Total operating expenses	$94,272	61.8%	$96,508	60.0%	$(2,236)	(2.3)%

Total operating expenses decreased, reflecting lower selling, general and administrative expenses and lower research and development expenses, as discussed below.

Selling, general and administrative expenses decreased primarily due to a $5.7 million decrease in amortization and a $1.1 million decrease in legal fees, partially offset by a $6.1 million increase in compensation costs due to acquisitions and increased staffing.

Research and development expenses decreased primarily due to a $1.1 million decrease in outside services associated with product development and a $0.5 million decrease in materials purchases, partially offset by a $0.8 million increase in compensation costs related to acquisitions and increased staffing.

Loss from operations

Table 5 sets forth operating loss by geographic area for the first quarter of 2016 and 2015:

Table 5

	Quarter Ended March 31,
(Dollars in thousands)	2016	2015
Income (loss) from operations
Americas	$(14,186)	$(23,106)
Germany	1,011	1,840
Other EMEA	(8,118)	(1,335)
Asia Pacific	5,182	5,584
Subtotal	(16,111)	(17,017)
Intercompany elimination	(648)	(507)
Total	$(16,759)	$(17,524)

The improvement in operating loss was due to lower operating expenses, which was partially offset by lower revenue and gross profit. See “Gross profit and gross profit margins” and “Operating expenses” above.

With respect to the Americas, for the quarters ended March 31, 2016 and 2015,  the changes in operating income by geographic area reflected the same factors relating to our consolidated operating income that are discussed above.

The changes in operating income in our operations outside the Americas for the quarters ended March 31, 2016 and 2015 resulted primarily from transfer pricing, changes in sales volume and foreign currency translation.

Interest and other (income)  expense, net

Table 6 sets forth the components of interest and other (income)  expense, net, for the first quarters of 2016 and 2015:

Table 6

	Quarter Ended March 31,
(Dollars in thousands)	2016	2015
Interest and other (income) expense, net
Interest income	$(216)	$(87)
Foreign exchange (gain) loss	(1,518)	2,194
Interest expense	420	241
Other expense, net	1,188	219
Total interest and other (income) expense, net	$(126)	$2,567

Benefit and provision for income taxes

For the quarter ended March 31, 2016, we recorded a $1.2 million provision for income taxes compared to a $6.9 million benefit for the quarter ended March 31, 2015.  The lower effective tax rate as compared to the first quarter of 2015 is primarily due to the valuation allowance that was recorded in fourth quarter of 2015.

Net loss

Table 7 sets forth the primary components of net loss attributable to 3D Systems for the first quarters of 2016 and 2015:

Table 7

	Quarter Ended March 31,
(Dollars in thousands)	2016	2015	Change
Operating loss	$(16,759)	$(17,524)	$765
Less:
Interest and other (income) expense, net	(126)	2,567	(2,693)
Provision (benefit) for income taxes	1,179	(6,943)	8,122
Net income (loss) attributable to noncontrolling interests	(24)	33	(57)
Net loss attributable to 3D Systems	$(17,788)	$(13,181)	$(4,607)

Weighted average shares, basic and diluted	112,197	111,731
Net loss per share, basic and diluted	$(0.16)	$(0.12)

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, management believes non-GAAP financial measures, such as adjusted net income and earnings per share, are useful to investors in evaluating our operating performance and facilitate a better understanding of the impact that several strategic acquisitions had on our financial results.

These non-GAAP financial measures have not been prepared in accordance with GAAP, may be different from non-GAAP financial measures used by other companies and are subject to inherent limitations as they reflect the exercise of judgments by our management about which costs, expenses and other items are excluded from our GAAP financial statements in determining our non-GAAP financial measures. We have sought to compensate for these limitations by analyzing current and expected future results on a GAAP basis as well as a non-GAAP basis and also by providing GAAP financial statements as required in our public disclosures as well as reconciliations of our non-GAAP financial measures of adjusted net income and adjusted earnings per share to our GAAP financial measures of net income and earnings per share.

Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. These non-GAAP financial measures are meant to supplement, and be viewed in conjunction with, GAAP financial measures. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business. Our non-GAAP financial measures, which adjust net income and earnings per share, are adjusted for the following:

•	Amortization of intangibles. We exclude the tax-effected amortization of intangible assets from our cost of sales and operating expenses.

•	Acquisition and severance expenses. We exclude the tax-effected charges associated with the acquisition of businesses and the related severance expenses from our operating expenses.

•	Non-cash stock-based compensation expenses. We exclude the tax-effected stock-based compensation expenses from operating expenses primarily because they are non-cash.

Reconciliation of GAAP Net Income to Non-GAAP Financial Measures

Table 8

	Quarter Ended March 31,
(in thousands, except per share amounts)	2016	2015
GAAP net loss attributable to 3D Systems Corporation	$(17,788)	$(13,181)
Cost of sales adjustments:
Amortization of intangibles	84	75
Operating expense adjustments:
Amortization of intangibles	8,735	14,441
Acquisition and severance expenses	939	3,240
Non-cash stock-based compensation expense	11,667	10,329
Tax effect (a)	1,519	(9,705)
Non-GAAP net income	$5,156	$5,199

Non-GAAP basic and diluted earnings per share	$0.05	$0.05

(a) Tax effect is calculated quarterly, based on the actual tax rate for each quarter.

Financial Condition and Liquidity

Table 9

			Change
(Dollars in thousands)	March 31, 2016	December 31, 2015	$	%
Cash and cash equivalents	$169,774	$155,643	$14,131	9.1%
Accounts receivable:
Gross accounts receivable	149,919	171,545	(21,626)	(12.6)
Allowance for doubtful accounts	(15,126)	(14,139)	(987)	7.0
Accounts receivable, net	134,793	157,406	(22,613)	(14.4)
Inventories:
Raw materials	64,221	59,444	4,777	8.0
Work in process	8,250	4,067	4,183	102.9
Finished goods	70,250	70,591	(341)	(0.5)
Inventories, gross	142,721	134,102	8,619	6.4
Inventory reserves	(28,768)	(28,225)	(543)	1.9
Inventories, net	113,953	105,877	8,076	7.6
Prepaid expenses and other current assets	13,995	13,541	454	3.4
Total current assets	$432,515	$432,467	$48	0.0%

Current portion of capitalized lease obligations	555	529	26	4.9
Accounts payable	41,229	46,869	(5,640)	(12.0)
Accrued and other liabilities	52,179	54,699	(2,520)	(4.6)
Customer deposits	7,313	8,229	(916)	(11.1)
Deferred revenue	46,709	35,145	11,564	32.9
Total current liabilities	$147,985	$145,471	$2,514	1.7%

Working capital	$284,530	$286,996	$(2,466)	(0.9)%

Stockholders' equity attributable to 3D Systems Corporation	$656,797	$655,909	$888	0.1%

We believe our existing cash and cash equivalents will be sufficient to satisfy our working capital needs, capital expenditures, outstanding commitments and other liquidity requirements associated with our existing operations in the foreseeable future, or to consummate significant acquisitions of other businesses, assets, products or technologies. However, it is possible that, in the future, we may need to raise additional funds to finance our activities. If needed, we may be able to raise such funds by issuing equity or debt securities to the public or selected investors, or by borrowing from financial institutions, selling assets or restructuring debt. There is no assurance, however, that funds will be available from these sources in the amounts or on terms acceptable to us. Cash equivalents comprise funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See Cash flow, Credit facilities and Capitalized lease obligations below.

If we need to raise additional funds in the future to fund our activities, or for other reasons, and raise additional funds by issuing equity or convertible debt securities, the ownership percentages of existing shareholders would be diluted. In addition, the equity or debt securities that we may issue may have rights, preferences or privileges senior to those of our common stock.

Cash and cash equivalents at March 31, 2016 included $72.1 million of cash held outside the U.S., compared to $59.0 million at December 31, 2015. Cash held outside the U.S. is used in our foreign operations for working capital purposes and is considered to be permanently invested; consequently, we have not provided for any taxes on repatriation.

Days’ sales outstanding was 80 days at March 31, 2016 compared to 79 days at December 31, 2015 and accounts receivable more than 90 days past due decreased to 12.9% of gross receivables, from 17.6% at December 31, 2015. We review specific receivables quarterly to determine the appropriate reserve for accounts receivable based on the change in days’ sales outstanding.

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

Cash flow

Table 10 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the quarter ended March 31, 2016 and 2015:

Table 10

	Quarter Ended March 31,
	2016	2015
(Dollars in thousands)
Cash provided by (used in) operating activities	$18,118	$(937)
Cash used in investing activities	(4,477)	(82,480)
Cash provided by (used in) financing activities	(1,072)	631
Effect of exchange rate changes on cash	1,562	(2,180)
Net increase (decrease) in cash and cash equivalents	$14,131	$(84,966)

Further discussion of changes in operating, investing and financing cash flow activities is provided below.

Cash flow from operating activities

Table 11 summarizes the components of cash provided by or used in operating activities for the quarter ended March 31, 2016 and 2015:

Table 11

	Quarter Ended March 31,
	2016	2015
(Dollars in thousands)
Net loss	$(17,812)	$(13,148)
Non-cash charges	29,656	23,435
Changes in working capital	6,274	(11,224)
Net cash provided by (used in) operating activities	$18,118	$(937)

For further discussion of net loss, see “Net loss”  above.

Non-cash charges primarily consist of depreciation, amortization and stock-based compensation.

For further discussion of changes in working capital, see “Liquidity and Capital Resources” above. Differences between the amounts of working capital item changes in the cash flow statement and the balance sheet changes for the corresponding items are primarily the result of foreign currency translation adjustments.

Cash flow from investing activities

Table 12 summarizes the components of cash used in investing activities for the quarter ended March 31, 2016 and 2015:

Table 12

	Quarter Ended March 31,
	2016	2015
(Dollars in thousands)
Cash paid for acquisitions, net of cash assumed	$—	$77,984
Purchases of property and equipment	4,246	3,693
Other investing activities	—	600
Additions to license and patent costs	231	203
Net cash used in investing activities	$4,477	$82,480

Capital expenditures primarily consisted of expenditures for leasehold improvements, including expanding facilities and investing in infrastructure, equipment to support our on demand parts manufacturing service and printers associated with new product development efforts. Other investing activities consist of minority investments of less than 20% made through 3D Ventures, our venture investment initiative, in promising enterprises that we believe will benefit from or be powered by our technologies.

Cash flow from financing activities

Table 13 summarizes the components of cash provided by financing activities for the quarters ended March 31, 2016 and 2015:

Table 13

	Quarter Ended March 31,
	2016	2015
(Dollars in thousands)
Tax benefits from share-based payment arrangements	$—	$447
Proceeds (repurchase) — restricted stock	(810)	360
Repayment of capital lease obligations	(262)	(176)
Net cash provided by (used in) financing activities	$(1,072)	$631

Contractual commitments and off-balance sheet arrangements

Credit facilities

In October 2014, we entered into a $150.0 million five-year revolving, unsecured credit facility. The agreement provides for advances in the initial aggregate principal amount of up to $150.0 million. Subject to certain terms and conditions contained in the agreement, we may, at our option, request an increase in the aggregate principal amount available under the credit facility by an additional $75.0 million. As of March 31, 2016 and December 31, 2015, there was no outstanding balance on the credit facility. Based on current financial covenant limitations at March 31, 2016, availability on the credit facility would be approximately $150.0 million. Future results may impact availability. See Note 8 to the Financial Statements.

Capitalized lease obligations

Our capitalized lease obligations include a  lease agreement that we entered into during 2006 with respect to our Rock Hill, SC facility, in addition to other lease agreements assumed through acquisitions.  In accordance with ASC 840, “Leases,” we are considered an owner of the properties, therefore, we have recorded the amounts shown below in Table 14 as building in our consolidated balance sheet with a corresponding capitalized lease obligation in the liabilities section of the consolidated balance sheet.

Our outstanding capitalized lease obligations carrying values at March 31, 2016 and December 31, 2015 were as follows:

Table 14

(Dollars in thousands)	March 31, 2016	December 31, 2015
Capitalized lease obligations:
Current portion of capitalized lease obligations	$555	$529
Capitalized lease obligations, long-term portion	8,090	8,187
Total capitalized lease obligations	$8,645	$8,716

Other contractual arrangements

Certain of our acquisition purchase agreements contain earnout and deferred purchase payment provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts and deferred payments is $10.1 million and $9.8 million at March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016, we have supply commitments related to printer assemblies that total $51.7 million compared to $50.7 million at December 31, 2015.

The minority interest shareholders of a certain subsidiary have the right to require us to acquire either a portion of or all ownership interest under certain circumstances pursuant to a contractual arrangement, and we have a similar call option under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as revenue and gross margin performance of the subsidiary through the date of exercise, as described in Note 14 to the Financial Statements. Management estimates, assuming that the subsidiary owned by us at March 31, 2016, performs over the relevant future periods at its forecasted earnings levels, that these rights, if exercised, could require us, in future periods, to pay a maximum of approximately $8.9 million to the owners of such rights to acquire such ownership interests in the relevant subsidiary. This amount has been recorded as redeemable noncontrolling interests on the balance sheet at March 31, 2016 and December 31, 2015.

Off-balance sheet arrangements

We have no off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose,” or similar unconsolidated entities for liquidity or financing purposes.

Financial instruments

We conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. There were no foreign exchange contracts at March 31, 2016 or December 31, 2015.

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

Critical Accounting Policies and Significant Estimates

For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Form 10-K”).

Forward-Looking Statements

Certain statements made in this Form 10-Q that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements.  In many cases, you can identify forward-looking statements by terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates,” or “plans” or the negative of these terms or other comparable terminology.

Forward-looking statements are based upon management’s beliefs, assumptions and current expectations concerning future events and trends, using information currently available, and are necessarily subject to uncertainties, many of which are outside our control.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not, and should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include without limitation:

•	competitive industry pressures;
•	our ability to deliver products that meet changing technology and customer needs;
•	our ability to identify future, strategic acquisitions and to integrate such acquisitions into our business without disruption;
•	our ability to acquire and enforce intellectual property rights and defend such rights against third party claims;
•	our ability to protect our intellectual property rights and confidential information, including our digital content, from third-party infringers or unauthorized copying, use or disclosure;
•	failure of our information technology infrastructure or inability to protect against cyber-attack;
•	our ability to generate net cash flow from operations;
•	our ability to obtain additional financing on acceptable terms;
•	impact of global economic, political and social conditions and financial markets on our business;
•	fluctuations in our gross profit margins, operating income or loss and/or net income or loss;
•	our ability to efficiently conduct business outside the U.S.;
•	our dependence on our supply chain for components and sub-assemblies used in our 3D printers and other products and for raw materials used in our print materials;
•	our ability to manage the costs and effects of litigation, investigations or similar matters involving us or our subsidiaries;
•	product quality problems that result in decreased sales and operating margin, product returns, product liability, warranty or other claims;
•	our ability to retain our key employees and to attract and retain new qualified employees, while controlling our labor costs;
•	our exposure to product liability claims and other claims and legal proceedings;
•	disruption in our management information systems for inventory management, distribution, and other key functions;
•	compliance with U.S. and other anti-corruption laws, trade controls, economic sanctions, and similar laws and regulations;
•	changes in, or interpretation of, tax rules and regulations;
•	compliance with, and related costs concerning, environmental, health and safety laws and regulations;
•	compliance with, and related expenses and challenges concerning, conflict-free minerals regulations; and
•

the other factors discussed in the reports we file with or furnishes to the SEC from time to time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of our Form 10-K filed with the SEC.

Certain of these and other factors are discussed in more detail in “Item 1A. Risk Factors” of our Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements.  The forward-looking statements included herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.  All subsequent written or oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by the cautionary statements referenced above.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks at December 31, 2015, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K. During the first quarter of 2016, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2015.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

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

10.1*

Employment Agreement, dated April 1, 2016, between 3D Systems Corporation and Mr. Vyomesh Joshi (Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed April 4, 2016.)

10.2*	Form of Stock Option Agreement.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2016.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2016.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2016.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2016.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation

By	/s/ David R. Styka
David R. Styka
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
(duly authorized officer)

Date: May 5, 2016