Form 10-Q
period 2016-06-30
3D SYSTEMS CORP
filed 2016-08-03
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10‑Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of Common Stock, par value $0.001, outstanding as of July 27, 2016:  112,207,399

3D SYSTEMS CORPORATION

Quarterly Report on Form 10-Q for the

Quarter and Six Months Ended June 30, 2016

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except par value)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$176,248	$155,643
Accounts receivable, net of reserves — $16,151 (2016) and $14,139 (2015)	125,095	157,406
Inventories, net of reserves — $22,281 (2016) and $28,225 (2015)	123,157	105,877
Prepaid expenses and other current assets	15,997	13,541
Total current assets	440,497	432,467
Property and equipment, net	87,258	85,995
Intangible assets, net	141,081	157,466
Goodwill	187,569	187,875
Long term deferred income tax asset	2,789	3,216
Other assets, net	25,117	26,256
Total assets	$884,311	$893,275
LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$564	$529
Accounts payable	42,356	46,869
Accrued and other liabilities	50,756	54,699
Customer deposits	6,005	8,229
Deferred revenue	43,706	35,145
Total current liabilities	143,387	145,471
Long term portion of capitalized lease obligations	7,917	8,187
Long term deferred income tax liability	15,526	17,944
Other liabilities	58,077	58,155
Total liabilities	224,907	229,757
Redeemable noncontrolling interests	8,872	8,872
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 113,559 (2016) and 113,115 (2015)	113	113
Additional paid-in capital	1,298,631	1,279,738
Treasury stock, at cost — 1,384 shares (2016) and 892 shares (2015)	(2,333)	(1,026)
Accumulated deficit	(605,804)	(583,368)
Accumulated other comprehensive loss	(38,273)	(39,548)
Total 3D Systems Corporation stockholders' equity	652,334	655,909
Noncontrolling interests	(1,802)	(1,263)
Total stockholders’ equity	650,532	654,646
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$884,311	$893,275

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Revenue:
Products	$94,899	$104,577	$185,863	$204,399
Services	63,212	65,927	124,803	126,827
Total revenue	158,111	170,504	310,666	331,226
Cost of sales:
Products	46,200	57,484	90,361	107,960
Services	31,500	31,393	62,381	62,655
Total cost of sales	77,700	88,877	152,742	170,615
Gross profit	80,411	81,627	157,924	160,611
Operating expenses:
Selling, general and administrative	63,228	79,738	137,195	154,030
Research and development	20,900	25,731	41,205	47,947
Total operating expenses	84,128	105,469	178,400	201,977
Loss from operations	(3,717)	(23,842)	(20,476)	(41,366)
Interest and other (income) expense, net	(208)	89	(334)	2,656
Loss before income taxes	(3,509)	(23,931)	(20,142)	(44,022)
Provision (benefit) for income taxes	1,700	(10,096)	2,879	(17,039)
Net loss	(5,209)	(13,835)	(23,021)	(26,983)
Less: net loss attributable to noncontrolling interests	(561)	(139)	(585)	(106)
Net loss attributable to 3D Systems Corporation	$(4,648)	$(13,696)	$(22,436)	$(26,877)

Net loss per share available to 3D Systems Corporation common stockholders — basic and diluted	$(0.04)	$(0.12)	$(0.20)	$(0.24)

Other comprehensive income (loss):
Pension adjustments	$67	$(3)	$36	$262
Foreign currency gain (loss)	(6,654)	13,011	1,285	(7,946)
Total other comprehensive income (loss)	(6,587)	13,008	1,321	(7,684)
Less foreign currency translation gain (loss) attributable to noncontrolling interests	(43)	(1,581)	46	(1,706)
Other comprehensive income (loss) attributable to 3D Systems Corporation	(6,544)	14,589	1,275	(5,978)

Comprehensive loss	(11,796)	(827)	(21,700)	(34,667)
Less comprehensive loss attributable to noncontrolling interests	(604)	(1,720)	(539)	(1,812)
Comprehensive income (loss) attributable to 3D Systems Corporation	$(11,192)	$893	$(21,161)	$(32,855)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(23,021)	$(26,983)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Benefit of deferred income taxes	(2,201)	(14,773)
Depreciation and amortization	30,435	41,895
Impairment of investments and leasehold improvements	2,760	—
Provision for bad debts	2,677	5,135
Stock-based compensation	18,893	20,050
(Gain) loss on the disposition of property and equipment	(51)	711
Changes in operating accounts, net of acquisition activity:
Accounts receivable	30,375	25,899
Inventories	(16,153)	(34,117)
Prepaid expenses and other current assets	(2,463)	(13,332)
Accounts payable	(4,526)	(3,827)
Accrued and other current liabilities	(4,328)	(11,393)
All other operating activities	(1,357)	4,382
Net cash provided by (used in) operating activities	31,040	(6,353)
Cash flows from investing activities:
Purchases of property and equipment	(7,597)	(12,196)
Additions to license and patent costs	(790)	(560)
Cash paid for acquisitions, net of cash assumed	—	(91,799)
Other investing activities	(1,000)	(1,750)
Net cash used in investing activities	(9,387)	(106,305)
Cash flows from financing activities:
Tax benefits from share-based payment arrangements	—	547
Proceeds (repurchase) — restricted stock	(1,307)	942
Repayment of capital lease obligations	(524)	(526)
Net cash provided by (used in) financing activities	(1,831)	963
Effect of exchange rate changes on cash	783	(1,950)
Net increase (decrease) in cash and cash equivalents	20,605	(113,645)
Cash and cash equivalents at the beginning of the period	155,643	284,862
Cash and cash equivalents at the end of the period	$176,248	$171,217

Cash interest payments	$211	$283
Cash income tax payments	5,933	8,552
Transfer of equipment from inventory to property and equipment, net (a)	7,529	4,403
Transfer of equipment to inventory from property and equipment, net (b)	2,075	3,923

(a)

Inventory is transferred from inventory to “property and equipment, net” at cost when the Company requires additional machines for training or demonstration or for placement into on demand parts manufacturing services locations.

(b)	In general, an asset is transferred from property and equipment, net, into inventory at its net book value when the Company has identified a potential sale for a used machine.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock			Treasury Stock
(In thousands, except par value)	Shares	Par Value $0.001	Additional Paid In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2015	113,115	$113	$1,279,738	892	$(1,026)	$(583,368)	$(39,548)	$655,909	$(1,263)	$654,646
Issuance (repurchase) of restricted stock, net	444	—	—	492	(1,307)	—	—	(1,307)	—	(1,307)
Stock-based compensation expense	—	—	18,893	—	—	—	—	18,893	—	18,893
Net loss	—	—	—	—	—	(22,436)	—	(22,436)	(585)	(23,021)
Pension adjustment	—	—	—	—	—	—	36	36	—	36
Foreign currency translation adjustment	—	—	—	—	—	—	1,239	1,239	46	1,285
Balance at June 30, 2016	113,559	$113	$1,298,631	1,384	$(2,333)	$(605,804)	$(38,273)	$652,334	$(1,802)	$650,532

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

No new accounting pronouncements, issued or effective during the second quarter of 2016, have had or are expected to have a significant impact on the Company’s consolidated financial statements.

(2)  Inventories

Components of inventories, net, as of June 30, 2016 and December 31, 2015 were as follows:

(in thousands)	2016	2015
Raw materials	$44,069	$43,960
Work in process	7,384	4,067
Finished goods and parts	71,704	57,850
Inventories, net	$123,157	$105,877

(3)  Property and Equipment

Property and equipment, net, as of June 30, 2016 and December 31, 2015 were as follows:

(in thousands)	2016	2015	Useful Life (in years)
Land	$903	$903	N/A
Building	11,032	11,007	25-30
Machinery and equipment	108,633	105,383	2-7
Capitalized software	8,895	7,391	3-5
Office furniture and equipment	5,094	4,714	1-5
Leasehold improvements	23,007	17,867	Life of lease (a)
Rental equipment	152	149	5
Construction in progress	10,364	9,578	N/A
Total property and equipment	168,080	156,992
Less: Accumulated depreciation and amortization	(80,822)	(70,997)
Total property and equipment, net	$87,258	$85,995

(a)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Depreciation and amortization expense on property and equipment was $6,210 and $12,210 for the quarter and six months ended June 30, 2016, respectively, compared to $4,691 and $9,400 for the quarter and six months ended June 30, 2015, respectively.

(4)  Intangible Assets

Intangible assets, net, other than goodwill, as of June 30, 2016 and December 31, 2015 were as follows:

	2016			2015
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Patent costs	$16,377	$(5,457)	$10,920	$16,251	$(4,895)	$11,356	1-19	8
Acquired technology	53,161	(22,075)	31,086	52,809	(16,405)	36,404	2-15	4
Internally developed software	4,730	(3,220)	1,510	4,730	(2,919)	1,811	3	3
Customer relationships	102,585	(42,315)	60,270	101,933	(36,158)	65,775	2-15	7
Non-compete agreements	11,808	(8,916)	2,892	12,163	(8,558)	3,605	2-5	3
Trade names	28,352	(14,386)	13,966	28,108	(12,498)	15,610	1-9	6
Other	46,202	(25,765)	20,437	46,435	(23,530)	22,905	1-7	5
Total intangible assets	$263,215	$(122,134)	$141,081	$262,429	$(104,963)	$157,466	1-19	5

Amortization expense related to costs incurred to internally develop and extend patents in the United States and various other countries was $81 and $165 for the quarter and six months ended June 30, 2016, respectively, compared to $76 and $151 for the quarter and six months ended June 30, 2015, respectively.

Amortization expense related to all other intangible assets was $8,779 and $17,514 for the quarter and six months ended June 30, 2016, respectively, compared to $17,405 and $31,846 for the quarter and six months ended June 30, 2015, respectively.

Annual amortization expense for intangible assets is expected to be $35,358,  $32,134,  $26,962,  $21,626 and $16,932 for the years ending 2016, 2017, 2018, 2019, and 2020, respectively.

(5)  Accrued and Other Liabilities

Accrued liabilities as of June 30, 2016 and December 31, 2015 were as follows:

(in thousands)	2016	2015
Compensation and benefits	$22,875	$24,152
Vendor accruals	8,656	12,354
Accrued professional fees	531	491
Accrued taxes	10,494	11,317
Royalties payable	1,464	1,431
Accrued interest	41	42
Accrued earnouts and deferred purchase payments related to acquisitions	2,752	159
Accrued other	3,943	4,753
Total	$50,756	$54,699

Other liabilities as of June 30, 2016 and December 31, 2015 were as follows:

(in thousands)	2016	2015
Arbitration award	$11,282	$11,282
Long term employee indemnity	10,446	9,794
Defined benefit pension obligation	6,344	6,211
Long term tax liability	8,312	8,312
Long term earnouts related to acquisitions	6,716	9,673
Long term deferred revenue	7,856	7,956
Other long term liabilities	7,121	4,927
Total	$58,077	$58,155

(6)  Hedging Activities and Financial Instruments

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

There were no foreign currency contracts outstanding as of June 30, 2016 or December 31, 2015.

For the quarter and six months ended June 30, 2016, the condensed consolidated statements of operations includes a foreign currency transaction loss of $55 and a gain of $1,463, respectively, compared to a gain of $428 and a loss of $1,767 for the quarter and six months ended June 30, 2015, respectively.

For the quarter and six months ended June 30, 2016,  the total impact of foreign currency translation on accumulated other comprehensive loss reflects a loss of $6,611 and a gain of $1,239, respectively, compared to a gain of $14,592 and a loss of $6,240 for the quarter and six months ended June 30, 2015, respectively.

(7) Borrowings

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

The Credit Agreement contains customary representations, warranties, covenants and default provisions for a Credit Facility of this type, including, but not limited to, financial covenants, limitations on liens and the incurrence of debt, covenants to preserve corporate existence and comply with laws and covenants regarding the use of proceeds of the Credit Facility. The financial covenants include a maximum consolidated total leverage ratio, which is the ratio of consolidated total funded indebtedness to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization expense), as defined in the Credit Agreement, of 3.00 to 1.00, and a minimum interest coverage ratio, which is the ratio of consolidated EBITDA to cash interest expense, of 3.50 to 1.00.  The Company is only required to be in compliance with the financial covenants as of the end of any fiscal quarter in which there are any loans outstanding at any time during such fiscal quarter. Based on the Company’s current results of operations and financial covenants set forth in the Credit Agreement, availability at June 30, 2016 would be approximately $150,000.  Future results may impact availability.

The payment of dividends on the Company’s common stock is restricted under provisions of the Credit Facility, which limits the amount of cash dividends that the Company may pay in any one fiscal year to $30,000. The Company currently does not pay, and has not paid, any dividends on its common stock, and currently intends to retain any future earnings for use in its business.

There was no outstanding balance on the Credit Facility as of June 30, 2016 or December 31, 2015.

Capitalized Lease Obligations

The Company’s capitalized lease obligations primarily include a lease agreement that was entered into during 2006 with respect to the Company’s corporate headquarters located in Rock Hill, SC. Capitalized lease obligations decreased to $8,481 at June 30, 2016 from $8,716 at December 31, 2015, due to the normal scheduled timing of payments.

(8)  Stock-based Compensation Plans

Effective May 19, 2004, the Company adopted its 2004 Incentive Stock Plan, as further amended and restated on February 3, 2015 (the “2004 Stock Plan”), and its 2004 Restricted Stock Plan for Non-Employee Directors, as further amended and restated on April 1, 2013 (the “Director Plan”). On May 19, 2015, the Company’s stockholders approved the 2015 Incentive Plan of 3D Systems Corporation (the “2015 Plan” and, together with the 2004 Stock Plan, the “Incentive Plans”).

The 2004 Stock Plan authorizes shares of restricted stock, restricted stock units, stock appreciation rights and the grant of options to purchase shares of the Company’s common stock.  The 2004 Stock Plan also designates measures that may be used for performance awards.

The Director Plan authorizes shares of restricted stock for non-employee directors of the Company.

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

The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). Stock-based compensation expense for the quarters and six months ended June 30, 2016 and 2015 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Stock-based compensation expense	$7,226	$9,721	$18,893	$20,050

Restricted Stock

The number of shares and units of restricted common stock awarded and the weighted average fair value per share and unit for the quarters and six months ended June 30, 2016 and 2015 were as follows:

	Quarter Ended June 30,
	2016		2015
(in thousands, except per share amounts)	Number of Shares/Units	Weighted Average Fair Value	Number of Shares/Units	Weighted Average Fair Value
Restricted stock awards granted under the:
Incentive Plans — non-executive employees, service condition	85	$12.33	226	$22.68
Incentive Plans — non-executive employees, market and service condition	46	12.33	—	—
Incentive Plans — executive officers, service condition	150	15.12	25	22.61
Incentive Plans — executive officers, market and service condition	75	15.12	—	—
Incentive Plans — non-employee directors	39	12.78	—	—
Director Plan — non-employee directors	24	12.78	24	22.61
Total restricted stock awards	419	$13.90	275	$22.67

	Six Months Ended June 30,
	2016		2015
(in thousands, except per share amounts)	Number of Shares/Units	Weighted Average Fair Value	Number of Shares/Units	Weighted Average Fair Value
Restricted stock awards granted under the:
Incentive Plans — non-executive employees, service condition	85	$12.33	439	$25.86
Incentive Plans — non-executive employees, market and service condition	46	12.33	—	—
Incentive Plans — executive officers, service condition	150	15.12	85	27.50
Incentive Plans — executive officers, market and service condition	75	15.12	—	—
Incentive Plans — non-employee directors	64	10.79	—	—
Director Plan — non-employee directors	24	12.78	24	22.61
Total restricted stock awards	444	$13.55	548	$26.00

Stock Options

The Company estimates the fair value of stock options and restricted stock awards with market conditions using a binomial lattice Monte Carlo simulation model. The weighted-average fair value and the assumptions used to measure fair value were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock option assumptions:
Weighted-average fair value	$7.54	$—	$7.54	$—
Expected volatility	60.0%	—	60.0%	—
Risk-free interest rate	0.76%-1.46%	—	0.76%-1.46%	—
Expected dividend yield	0%	—	0%	—
Derived term in years	3-4	—	3-4	—

Stock option activity for the six months ended June 30, 2016 was as follows:

	Six Months Ended June 30, 2016
(in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise	Weighted Average Remaining Term (in years)
Stock option activity:
Outstanding at beginning of period	—	$—
Granted	720	14.27
Exercised	—	—
Forfeited and expired	—	—
Outstanding at end of period	720	$14.27	10
Exercisable at end of period	720	$14.27	10

(9)  Loss Per Share

The Company presents basic and diluted loss per share amounts. Basic loss per share is calculated by dividing net loss attributable to 3D Systems Corporation by the weighted average number of common shares outstanding during the applicable period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the applicable period.

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding for the quarters and six months ended June 30, 2016 and 2015:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Numerator for basic and diluted net loss per share:
Net loss attributable to 3D Systems Corporation	$(4,648)	$(13,696)	$(22,436)	$(26,877)

Denominator for basic and diluted net loss per share:
Weighted average shares	111,166	112,017	111,288	111,875

Net loss per share, basic and diluted	$(0.04)	$(0.12)	$(0.20)	$(0.24)

Weighted average stock options excluded from diluted loss per share calculation (a)	8	—	4	—

(a)

The calculation for weighted average outstanding diluted loss per share excludes stock options with an exercise price that exceeds the average market price of shares during the period. Additionally, the effect of their inclusion would have been anti-dilutive due to the Company’s net loss for the quarter and six months ended June 30, 2016 and 2015.

In addition to unexercised stock options, there was an immaterial number of additional shares issuable upon the vesting of restricted stock units that were excluded from the diluted share calculations because they were anti-dilutive.

(10)  Fair Value Measurements

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

·	Level 1 - Quoted prices in active markets for identical assets or liabilities;

·

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

·	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

For the Company, the above standard applies to cash equivalents and earnout consideration. The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$33,502	$—	$—	$33,502
Earnout consideration (b)	$—	$—	$9,302	$9,302

	Fair Value Measurements as of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$26,648	$—	$—	$26,648
Earnout consideration (b)	$—	$—	$9,673	$9,673

(a)

Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

(b)

The fair value of the earnout consideration, which is based on the present value of the expected future payments to be made to the sellers of the acquired businesses, was derived by analyzing the future performance of the acquired businesses using the earnout formula and performance targets specified in each purchase agreement and adjusting those amounts to reflect the ability of the acquired entities to achieve the stated targets. Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy. The change in earnout consideration reflects a $917 adjustment to the expected payment, partially offset by $546 of accretion.

The Company did not have any transfers of assets and liabilities between Level 1,  Level 2 and Level 3 of the fair value measurement hierarchy during the quarter and six months ended June 30, 2016. In addition to the assets and liabilities included in the above table, certain of our assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes goodwill and other intangible assets measured at fair value for impairment assessment, in addition to redeemable noncontrolling interests. For additional discussion, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Form 10-K.

(11)  Income Taxes

For the quarter and six months ended June 30, 2016, the Company recorded a provision of  $1,700 and $2,879, respectively, resulting in effective tax rates of 48.4% and 14.3% of expense,  respectively, compared to tax rates of 42.2% and 38.7% of benefit for the quarter and six months ended June 30, 2015, respectively. The difference in the effective tax rates is primarily attributable to valuation allowances that were recorded in the fourth quarter of 2015 in the United States and certain foreign jurisdictions.

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

(12)  Segment Information

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue from unaffiliated customers:
Americas	$83,601	$90,396	$167,091	$176,658
Germany	20,547	21,345	39,429	42,595
Other EMEA	28,207	30,958	56,756	58,412
Asia Pacific	25,756	27,805	47,390	53,561
Total revenue	$158,111	$170,504	$310,666	$331,226

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue by class of product and service:
Products	$54,322	$68,176	$106,817	$130,891
Materials	40,577	36,401	79,046	73,508
Services	63,212	65,927	124,803	126,827
Total revenue	$158,111	$170,504	$310,666	$331,226

	Quarter Ended June 30, 2016
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$989	$9,013	$2,804	$6,604	$19,410
Germany	2,730	—	827	64	3,621
Other EMEA	16,805	345	1,484	1,087	19,721
Asia Pacific	634	—	16	915	1,565
Total	$21,158	$9,358	$5,131	$8,670	$44,317

	Quarter Ended June 30, 2015
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$840	$9,676	$5,366	$3,469	$19,351
Germany	206	—	1,089	—	1,295
Other EMEA	16,399	881	719	3,745	21,744
Asia Pacific	804	—	5	584	1,393
Total	$18,249	$10,557	$7,179	$7,798	$43,783

	Six Months Ended June 30, 2016
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$1,278	$15,214	$6,069	$9,560	$32,121
Germany	3,364	—	1,278	64	4,706
Other EMEA	29,974	1,178	2,365	2,248	35,765
Asia Pacific	1,664	—	19	1,806	3,489
Total	$36,280	$16,392	$9,731	$13,678	$76,081

	Six Months Ended June 30, 2015
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$1,320	$19,810	$11,203	$8,442	$40,775
Germany	206	—	1,893	—	2,099
Other EMEA	31,314	1,535	1,583	4,391	38,823
Asia Pacific	1,430	—	18	1,342	2,790
Total	$34,270	$21,345	$14,697	$14,175	$84,487

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Income (loss) from operations:
Americas	$(4,747)	$(29,186)	$(18,933)	$(52,292)
Germany	3,960	(548)	4,971	1,292
Other EMEA	(8,064)	(938)	(16,182)	(2,273)
Asia Pacific	5,921	7,342	11,103	12,926
Subtotal	(2,930)	(23,330)	(19,041)	(40,347)
Intercompany elimination	(787)	(512)	(1,435)	(1,019)
Total	$(3,717)	$(23,842)	$(20,476)	$(41,366)

	June 30,	December 31,
(in thousands)	2016	2015
Assets:
Americas	$380,206	$384,054
Germany	39,408	36,782
Other EMEA	353,114	369,302
Asia Pacific	111,583	103,137
Total	$884,311	$893,275

	June 30,	December 31,
(in thousands)	2016	2015
Cash and cash equivalents:
Americas	$110,817	$98,913
Germany	7,879	3,901
Other EMEA	29,797	30,487
Asia Pacific	27,755	22,342
Total	$176,248	$155,643

(13)  Commitments and Contingencies

The Company leases office space and certain furniture and fixtures under various non-cancelable operating leases. For the quarter and six months ended June 30, 2016, rent expense under operating leases was $2,919 and $6,175, respectively, compared to $3,408 and $6,612 for the quarter and six months ended June 30, 2015, respectively.

As of June 30, 2016 and December 31, 2015, the Company had supply commitments on printer assemblies that totaled $40,634 and $50,663, respectively.

Certain of the Company’s acquisitions contain earnout and deferred payment provisions under which the sellers of the acquired businesses can earn additional amounts. The total liability recorded for these earnouts and deferred payments at June 30, 2016 and December 31, 2015 was $9,468 and $9,832, respectively.

Put Options

The minority interest shareholders of a certain subsidiary have the right in certain circumstances to require the Company to acquire either a portion of or all of the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to a specified exercise date. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts in 2019.

Management estimates, assuming that the subsidiary owned by the Company at June 30, 2016, performs over the relevant future periods at its forecasted earnings levels, that these rights, if exercised, could require the Company, in future periods, to pay approximately $8,872 to the owners of such put rights that require the Company to acquire such ownership interests in the relevant subsidiary. This amount has been recorded as redeemable noncontrolling interests on the balance sheet as of June 30, 2016 and December 31, 2015. The ultimate amount payable relating to this transaction will vary because it is dependent on the future results of operations of the subject business.

Litigation

Securities and Derivative Litigation

The Company and certain of its former executive officers have been named as defendants in a consolidated putative stockholder class action lawsuit pending in the United States District Court for the District of South Carolina. The consolidated action is styled KBC Asset Management NV v. 3D Systems Corporation, et al., Case No. 0:15-cv-02393-MGL. The Amended Consolidated Complaint (the “Complaint”), which was filed on December 9, 2015, alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions and that the former officers are control persons under Section 20(a) of the Exchange Act. The Complaint was filed on behalf of stockholders who purchased shares of the Company’s common stock between October 29, 2013, and May 5, 2015 and seeks monetary damages on behalf of the purported class. Defendants filed a motion to dismiss the Complaint in its entirety on January 14, 2016, which was denied by Memorandum Opinion and Order dated July 25, 2016.

Six related derivative complaints have been filed by purported Company stockholders against certain of the Company’s former executive officers and members of its Board of Directors.  The Company is named as a nominal defendant in all six actions.  The derivatives complaints are styled as follows: (1) Steyn v. Reichental, et al., Case No. 2015-CP-46-2225, filed on July 27, 2015 in the Court of Common Pleas for the 16th Judicial Circuit, County of York, South Carolina; (2) Piguing v. Reichental, et al., Case No. 2015-CP-46-2396, filed on August 7, 2015 in the Court of Common Pleas for the 16th Judicial Circuit, County of York, South Carolina; (3) Booth v. Reichental, et al., Case No. 15-692-RGA, filed on August 6, 2015 in the United States District Court for the District of Delaware (“Booth”); (4) Nally v. Reichental, et al., Case No. 15-cv-03756-MGL, filed on September 18, 2015 in the United States District Court for the District of South Carolina; (5) Gee v. Hull, et al., Case No. BC-610319, filed on February 17, 2016 in the Superior Court for the State of California, County of Los Angeles; and (6) Foster v. Reichental, et al., Case No. 0:16-cv-01016-MGL, filed on April 1, 2016 in the United States District Court for the District of South Carolina.

The derivative complaints allege claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment and seek, among other things, monetary damages and certain corporate governance actions.

All of the derivative complaints have been stayed until the earlier of the close of discovery or the deadline for appealing a dismissal in the KBC Asset Management NV securities class action.

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

With regard to Barranco I, the Hawaii district court, on February 28, 2014, denied the Company’s motion to dismiss and its motion to transfer venue to South Carolina for the convenience of the parties. However, the Hawaii court recognized that the plaintiff’s claims are all subject to mandatory and binding arbitration in Charlotte, North Carolina. Because the Hawaii court was without authority to compel arbitration outside of Hawaii, the court ordered that the case be transferred to the district court encompassing Charlotte (the United States District Court for the Western District of North Carolina) so that court could compel arbitration in Charlotte. On April 17, 2014, Barranco I was transferred in to the Western District of North Carolina. Plaintiff filed a demand for arbitration on October 29, 2014. On December 9, 2014, the Company filed its answer to plaintiff’s demand for arbitration. On February 2, 2015, plaintiff filed an amended demand that removed Mr. Gregoire as a defendant from the matter, and on February 4, 2015 the Company filed its amended answer. The parties selected an arbitrator and arbitration took place in June 2015 in Charlotte, North Carolina.

On September 28, 2015, the arbitrator issued a final award in favor of Mr. Barranco with respect to two alleged breaches of contract and implied covenants arising out of the contract.  The arbitrator found that the Company did not commit fraud or make any negligent misrepresentations to Mr. Barranco. Pursuant to the award, the Company is to pay approximately $11,282, which includes alleged actual damages of $7,254, fees and expenses of $2,318 and prejudgment interest of $1,710. The Company disagrees with the single arbitrator’s findings and conclusions and believes the arbitrator’s decision exceeds his authority and disregards the applicable law. As an initial response, the Company filed a motion for modification on September 30, 2015, based on mathematical errors in the computation of damages and fees. On October 16, 2015, the arbitrator issued an order denying the Company’s motion and sua sponte issuing a modified final award in favor of Mr. Barranco in the same above-referenced amounts, but making certain substantive changes to the award, which changes the Company believes were improper and outside the scope of his authority and the American Arbitration Association rules. On November 20, 2015, the Company filed a motion to vacate the arbitration award in the federal court in the Western District of North Carolina.  Claimants also filed a motion to confirm the arbitration award. A hearing was held on the motions on June 29, 2016 in federal court in the Western District of North Carolina. The court requested supplemental briefing by the parties, which briefs were filed on July 11, 2016. Both motions are not fully briefed and pending before the court.

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

With regard to Barranco II, the Hawaii district court, on March 17, 2014, denied the Company’s motion to dismiss and its motion to transfer venue to South Carolina. However, the Hawaii court dismissed Count II in plaintiff’s complaint alleging breach of the employment agreement.  The Company filed an answer to the complaint in the Hawaii district court on March 31, 2014.  On November 19, 2014, the Company filed a motion for summary judgment on all claims which was heard on January 20, 2015. On January 30, 2015, the court entered an order granting in part and denying in Part the Company’s motion for summary judgment. The Order narrowed the plaintiff’s claim for breach of contract and dismissed the plaintiff’s claims for fraud and negligent misrepresentation. As a result, Messrs. Reichental and Gregoire were dismissed from the lawsuit. The case was tried to a jury in May 2016, and on May 27, 2016 the jury found that the Company was not liable for either breach of contract or breach of the implied covenant of good faith and fair dealing.  Additionally, the jury found in favor of the Company on its counterclaim against Mr. Barranco and determined that Mr. Barranco violated his non-competition covenant with the Company. The Court is expected to order an accounting with respect to the counterclaim.

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

(14)  Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive loss by component are as follows:

(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance at December 31, 2015	$(37,675)	$(1,873)	$(39,548)
Other comprehensive income (loss)	1,239	36	1,275
Balance at June 30, 2016	$(36,436)	$(1,837)	$(38,273)

The amounts presented above are included in other comprehensive income (loss) and are net of taxes. For additional information about foreign currency translation, see Note 6.

(15)  Noncontrolling Interests

As of June 30, 2016, the Company owned approximately 95% of the capital and voting rights of Phenix Systems, a global provider of direct metal 3D printers. Phenix Systems was acquired on July 15, 2013.

As of June 30, 2016, the Company owned approximately 70% of the capital and voting rights of Robtec, a service bureau and distributor of 3D printing and scanning products. Robtec was acquired on November 25, 2014.

As of June 30, 2016, the Company owned approximately 65% of the capital and voting rights of Easyway, a  service bureau and distributor of 3D printing and scanning products in China. Easyway was acquired on April 2, 2015.

(16)  Subsequent Events

Effective July 1, 2016, the Board of Directors of the Company appointed Mr. John N. McMullen as the Company’s Executive Vice President and Chief Financial Officer.

On July 26, 2016, the Board of Directors of the Company elected Mr. Vyomesh Joshi, the Company’s President and Chief Executive Officer, as a director of the Company. Mr. Joshi will serve until the next annual meeting of the stockholders of the Company and until his successor has been elected and qualified or until his earlier death, resignation or removal.

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

Business Overview

3D Systems Corporation (“3D Systems” or the “Company” or “we” or “us”) is a holding company incorporated in Delaware in 1993 that operates through subsidiaries in the Americas, Europe and the Middle East (collectively referred to as “EMEA”) and the Asia Pacific region (“APAC” or “Asia Pacific”). We market our products and services in those areas as well as in other parts of the world. We provide comprehensive 3D products and services, including 3D printers, print materials, on demand manufacturing services and digital design tools. Our precision healthcare capabilities include simulation, Virtual Surgical Planning (“VSP™”), and printing of medical and dental devices as well as patient-specific surgical instruments. Our products and services support advanced applications from the product design shop to the factory floor to the operating room. 3D Systems has a 30 year history of enabling professionals and companies to optimize their designs, transform their workflows, bring innovative products to market and drive new business models.

Recent Developments

In June 2016, our Board of Directors (the “Board”) appointed Mr. John N. McMullen as the Company’s Executive Vice President and Chief Financial Officer, effective July 1, 2016. Prior to joining the Company, Mr. McMullen served as Executive Vice President and Chief Financial Officer of Eastman Kodak Company since June 15, 2014. Prior to joining Kodak, Mr. McMullen worked at Hewlett Packard Company and its acquired companies, Compaq Computer and Digital Equipment Corporation, for 32 years. From 2007 to 2013, he served as Senior Vice President of Finance at HP, and from 2002 to 2007, Mr. McMullen served as Vice President of Finance and Chief Financial Officer of HP’s Imaging and Printing Group.

Second Quarter Highlights

Total consolidated revenue for the quarter ended June 30, 2016 decreased by 7.3%, or $12.4 million, to $158.1 million, compared to $170.5 million for the quarter ended June 30, 2015.  These results primarily reflect a decrease in products and services revenue, partially offset by an increase in materials revenue, as further discussed below.

As of June 30, 2016 and December 31, 2015, our backlog was $35.1 million and $38.4 million, respectively, compared to backlog of $38.8 million at June 30, 2015.  Backlog is primarily dependent on timing of orders and customers’ requested deliveries.  As of June 30, 2016 and December 31, 2015, backlog included  $9.2 million and $13.0 million of on demand parts manufacturing service orders, respectively, compared to $13.4 million at June 30, 2015.

Healthcare revenue includes sales of products, materials and services for health-related applications, including simulation, training and planning, and printing of surgical instruments and medical and dental devices. For the quarter ended June 30, 2016, healthcare revenue increased by 11.4%, to $38.8 million, and made up 24.5% of total revenue, compared to  $34.8 million, or 20.4%  of total revenue for the quarter ended June 30, 2015. The increase in healthcare revenue reflects increased materials and services sales in healthcare-related applications that were driven by customers increasing their investments and expanding their capabilities in precision healthcare.

Gross profit for the quarter ended June 30, 2016 decreased by 1.5%, or $1.2 million, to $80.4 million, compared to $81.6 million for the quarter ended June 30, 2015, reflecting lower revenue from products and services, partially offset by an increase in materials revenue.

Gross profit margin for the quarter ended June 30, 2016 was 50.9%, compared to 47.9% for the quarter ended June 30, 2015, reflecting an increase in products margins, partially offset by lower materials and services margins.

Operating expenses for the quarter ended June 30, 2016 decreased by 20.2%, to $84.1 million, compared to $105.5 million for the quarter ended June 30, 2015. These results primarily reflect lower amortization expense, in addition to lower research and development expenses, as further discussed below.

Our operating loss for the quarter ended June 30, 2016 was $3.7 million, compared to an operating loss of $23.8 million for the quarter ended June 30, 2015, reflecting lower operating expenses and improved gross profit margin, as further discussed below.

Our operating activities for the quarter ended June 30, 2016 generated $31.0 million of cash, which is discussed in further detail below. We used $9.4 million to fund our strategic investing activities for the quarter ended June 30, 2016. Financing activities for the quarter ended June 30, 2016 used $1.8 million of cash. In total, our unrestricted cash balance at June 30, 2016 was $176.2 million, compared to $155.6 million at December 31, 2015.

Results of Operations

Comparison of revenue by class

We earn revenues from the sale of products, materials and services. The products category includes 3D printers, healthcare simulators and digitizers and design tools including software products, scanners and haptic devices. The materials category includes a wide range of print materials to be used with our 3D printers, the majority of which are proprietary. The services category includes warranty and maintenance on 3D printers and simulators, software maintenance, on demand parts manufacturing services and healthcare services.

Due to the relatively high price of certain 3D printers and a corresponding lengthy selling cycle and relatively low unit volume of the higher priced professional printer sales in any particular period, a shift in the timing and concentration of orders and shipments from one period to another can affect reported revenue in any given period. Revenue reported in any particular period is also affected by timing of revenue recognition under rules prescribed by U.S. generally accepted accounting principles (“GAAP”).

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

Table 1 and Table 2 below set forth change in revenue by class for the quarter and six months ended June 30, 2016, respectively.

Table 1

(Dollars in thousands)	Products		Materials		Services		Totals
Revenue – second quarter 2015	$68,176	40.0%	$36,401	21.3%	$65,927	38.7%	$170,504	100%
Change in revenue:
Volume	(6,629)	(9.7)	5,240	14.4	(2,681)	(4.1)	(4,070)	(2.4)
Price/Mix	(7,121)	(10.4)	(1,324)	(3.6)	—	—	(8,445)	(5.0)
Foreign currency translation	(104)	(0.2)	260	0.7	(34)	(0.1)	122	0.1
Net change	(13,854)	(20.3)	4,176	11.5	(2,715)	(4.2)	(12,393)	(7.3)
Revenue – second quarter 2016	$54,322	34.3%	$40,577	25.7%	$63,212	40.0%	$158,111	100%

Table 2

(Dollars in thousands)	Products		Materials		Services		Totals
Revenue – six months 2015	$130,891	39.5%	$73,508	22.2%	$126,827	38.3%	$331,226	100%
Change in revenue:
Volume	(16,227)	(12.4)	9,014	12.3	(973)	(0.8)	(8,186)	(2.5)
Price/Mix	(7,432)	(5.7)	(3,417)	(4.6)	—	—	(10,849)	(3.3)
Foreign currency translation	(415)	(0.3)	(59)	(0.1)	(1,051)	(0.8)	(1,525)	(0.5)
Net change	(24,074)	(18.4)	5,538	7.6	(2,024)	(1.6)	(20,560)	(6.3)
Revenue – six months 2016	$106,817	34.4%	$79,046	25.4%	$124,803	40.2%	$310,666	100%

For the quarter and six months ended June 30, 2016, total consolidated revenue decreased by 7.3% and 6.2%, respectively, driven by lower products and services revenue, partially offset by higher materials revenue.

The decrease in products revenue for the quarter and six months ended June 30, 2016 was primarily driven by lower sales of 3D printers and the discontinuation of consumer products, combined with the unfavorable impact of mix.

For the quarter and six months ended June 30, 2016, software revenue included in the products category, including scanners and haptic devices, contributed $11.1 million and $20.9 million, respectively, compared to $12.7 and $21.6 million for the quarter and six months ended June 30, 2015,  respectively.

The increase in materials revenue for the quarter and six months ended June 30, 2016 was primarily driven by increased demand for materials which was partially offset by the impact of lower printer sales, which typically include the sale of materials.

For the quarter ended June 30, 2016, sales of integrated materials increased by 13.3% to $31.9 million, or 78.5% of total materials revenue, compared to $28.1 million, or 77.2%  for the quarter ended June 30, 2015. For the six months ended June 30, 2016, sales of integrated materials increased by 7.6% to $61.1 million, or 77.3% of total materials revenue, compared to $56.8 million, or 77.2% for the six months ended June 30, 2015.

The decrease in services revenue for the quarter and six months ended June 30, 2016 is driven by a decrease in on demand parts manufacturing services.

For the quarter ended June 30, 2016, services revenue from on demand parts manufacturing services decreased 20.2% to $27.1 million, compared to $33.9 million for quarter ended June 30, 2015.  For the six months ended June 30, 2016, services revenue from on demand parts manufacturing services decreased 17.8% to $53.9 million, compared to $65.6 million for the six months ended June 30, 2015.

For the quarter and six months ended June 30, 2016, software revenue included in the services category contributed $10.9 million and $21.3 million of revenue, respectively, compared to $7.7 million and $15.4 million for the quarter and six months ended June 30, 2015,  respectively.

Comparison of revenue by geographic region

Table 3 and Table 4 below set forth  change in revenue by geographic area for the quarter and six months ended June 30, 2016, respectively.

Table 3

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue – second quarter 2015	$90,396	53.0%	$52,303	30.7%	$27,805	16.3%	$170,504	100%
Change in revenue:
Volume	1,579	1.7	(3,654)	(7.0)	(1,995)	(7.2)	(4,070)	(2.4)
Price/Mix	(7,989)	(8.8)	(269)	(0.5)	(187)	(0.7)	(8,445)	(5.0)
Foreign currency translation	(385)	(0.4)	374	0.7	133	0.5	122	0.1
Net change	(6,795)	(7.5)	(3,549)	(6.8)	(2,049)	(7.4)	(12,393)	(7.3)
Revenue – second quarter 2016	$83,601	52.9%	$48,754	30.8%	$25,756	16.3%	$158,111	100%

Table 4

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue – six months 2015	$176,658	53.3%	$101,007	30.5%	$53,561	16.2%	$331,226	100%
Change in revenue:
Volume	1,925	1.1	(3,642)	(3.6)	(6,469)	(12.1)	(8,186)	(2.5)
Price/Mix	(10,364)	(5.9)	(898)	(0.9)	413	0.8	(10,849)	(3.3)
Foreign currency translation	(1,128)	(0.6)	(282)	(0.3)	(115)	(0.2)	(1,525)	(0.5)
Net change	(9,567)	(5.4)	(4,822)	(4.8)	(6,171)	(11.5)	(20,560)	(6.3)
Revenue – six months 2016	$167,091	53.8%	$96,185	31.0%	$47,390	15.2%	$310,666	100%

The decrease in revenue in all geographic regions for the quarter and six months ended June 30, 2016, primarily reflects lower sales of 3D printers and on demand parts manufacturing services, partially offset by increased sales from materials, software and healthcare services.

For the quarter and six months ended June 30, 2016, revenue from operations outside the U.S., including Latin America, EMEA and Asia Pacific, was 51.7% and 50.7%  of total revenue, respectively, compared to 47.0% and 46.7% for the quarter and six months ended June 30, 2015, respectively.

Gross profit and gross profit margins

Table 5 and Table 6 below set forth gross profit and gross profit margin for the quarters and six months ended June 30, 2016 and 2015, respectively.

Table 5

	Quarter Ended June 30,
	2016		2015		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$17,697	32.6%	$18,943	27.8%	$(1,246)	(6.6)%	4.8	17.3%
Materials	31,002	76.4	28,150	77.3	2,852	10.1	(0.9)	(1.2)
Services	31,712	50.2	34,534	52.4	(2,822)	(8.2)	(2.2)	(4.2)
Total	$80,411	50.9%	$81,627	47.9%	$(1,216)	(1.5)%	3.0	6.3%

Table 6

	Six Months Ended June 30,
	2016		2015		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$34,502	32.3%	$40,707	31.1%	$(6,205)	(15.2)%	1.2	3.9%
Materials	61,000	77.2	55,732	75.8	5,268	9.5	1.4	1.8
Services	62,422	50.0	64,172	50.6	(1,750)	(2.7)	(0.6)	(1.2)
Total	$157,924	50.8%	$160,611	48.5%	$(2,687)	(1.7)%	2.3	4.7%

Total consolidated gross profit for the quarter and six months ended June 30, 2016 decreased, primarily driven by lower products and services revenue.

Gross profit margin for products increased for the quarter and six months ended June 30, 2016, primarily due to the benefit from the discontinuation of consumer products, coupled with sales mix, partially offset by facility consolidation expenses in the second quarter.

Gross profit margin for materials decreased for the quarter ended June 30, 2016, reflecting the unfavorable impact of mix, partially offset by improved supply chain efficiencies, while gross profit margin for materials increased for the six months ended June 30, 2016.

Gross profit margin for services decreased for the quarter and six months ended June 30, 2016, primarily driven by higher printer service costs.

For the quarter and six months ended June 30, 2016, on demand parts manufacturing services gross profit margin was 46.9% and 44.4%, respectively, compared to 45.3%  and 44.9%  for the quarter and six months ended June 30, 2015, respectively.

Operating expenses

Table 7 and Table 8 below set forth components of operating expenses for the quarters and six months ended June 30, 2016 and 2015, respectively.

Table 7

	Quarter Ended June 30,
	2016		2015		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$63,228	40.0%	$79,738	46.8%	$(16,510)	(20.7)%
Research and development expenses	20,900	13.2	25,731	15.1	(4,831)	(18.8)
Total operating expenses	$84,128	53.2%	$105,469	61.9%	$(21,341)	(20.2)%

Table 8

	Six Months Ended June 30,
	2016		2015		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$137,195	44.2%	$154,030	46.5%	$(16,835)	(10.9)%
Research and development expenses	41,205	13.3	47,947	14.5	(6,742)	(14.1)
Total operating expenses	$178,400	57.4%	$201,977	61.0%	$(23,577)	(11.7)%

Total operating expenses decreased for the quarter and six months ended June 30, 2016, reflecting lower selling, general and administrative expenses and lower research and development expenses, as discussed below.

Second quarter

For the quarter ended June 30, 2016, selling, general and administrative expenses decreased primarily due to an $8.6 million decrease in amortization expense, a $2.8 million decrease in compensation costs, primarily as a result of the timing of stock based compensation expense, a $2.0 million decrease in bad debt expense and a $1.4 million decrease in marketing costs.

For the quarter ended June 30, 2016, research and development expenses decreased primarily due to a $1.9 million decrease in materials purchases, a $1.7 million decrease in outside services associated with product development and a $1.3 million decrease in compensation costs.

Six months

For the six months ended June 30, 2016, selling, general and administrative expenses decreased primarily due to a $14.3 million decrease in amortization expense and a $1.7 million decrease in marketing costs.

For the six months ended June 30, 2016, research and development expenses decreased primarily due to a $2.8 million decrease in outside services associated with product development and a $2.5 million decrease in materials purchases.

Loss from operations

Table 9 below sets forth operating loss by geographic area for the quarters and six months ended June 30, 2016 and 2015, respectively.

Table 9

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Income (loss) from operations
Americas	$(4,747)	$(29,186)	$(18,933)	$(52,292)
Germany	3,960	(548)	4,971	1,292
Other EMEA	(8,064)	(938)	(16,182)	(2,273)
Asia Pacific	5,921	7,342	11,103	12,926
Subtotal	(2,930)	(23,330)	(19,041)	(40,347)
Intercompany elimination	(787)	(512)	(1,435)	(1,019)
Loss from operations	$(3,717)	$(23,842)	$(20,476)	$(41,366)

The improvement in operating loss for the quarter and six months ended June 30, 2016 was due to lower operating expenses, which was partially offset by lower revenue and gross profit. See “Gross profit and gross profit margins” and “Operating expenses” above.

With respect to the Americas, for the quarter and six months ended June 30, 2016 and 2015,  the changes in operating income (loss) by geographic area reflected the same factors relating to our consolidated operating income (loss) that are discussed above.

The changes in operating income (loss) in our operations outside the Americas for the quarter and six months ended June 30, 2016 and 2015 resulted primarily from transfer pricing, changes in sales volume and foreign currency translation.

Interest and other (income)  expense, net

Table 10 below sets forth components of interest and other (income)  expense, net, for the quarters and six months ended June 30, 2016 and 2015, respectively.

Table 10

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest and other expense, net:
Interest income	$(231)	$(155)	$(447)	$(242)
Foreign exchange (gain) loss	55	(428)	(1,463)	1,767
Interest expense	361	692	781	933
Other (income) expense, net	(393)	(20)	795	198
Total interest and other (income) expense, net	$(208)	$89	$(334)	$2,656

Benefit and provision for income taxes

For the quarter and six months ended June 30, 2016, we recorded a $1.7 million and $2.9 million provision for income taxes, respectively, compared to a $10.1 million and $17.0 million benefit for the quarter and six months ended June 30, 2015. The difference in the tax expense was primarily driven by the valuation allowance that was recorded in the fourth quarter of 2015 in the U.S. and certain foreign jurisdictions.

Net loss

Table 11 and Table 12 below set forth components of net loss attributable to 3D Systems for the quarters and six months ended June 30, 2016 and 2015, respectively.

Table 11

	Quarter Ended June 30,
(Dollars in thousands)	2016	2015	Change
Operating loss	$(3,717)	$(23,842)	$20,125
Less:
Interest and other (income) expense, net	(208)	89	(297)
Provision (benefit) for income taxes	1,700	(10,096)	11,796
Net loss attributable to noncontrolling interests	(561)	(139)	(422)
Net loss attributable to 3D Systems	$(4,648)	$(13,696)	$9,048

Weighted average shares, basic and diluted	111,166	112,017
Net loss per share, basic and diluted	$(0.04)	$(0.12)

Table 12

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Change
Operating loss	$(20,476)	$(41,366)	$20,890
Less:
Interest and other (income) expense, net	(334)	2,656	(2,990)
Provision (benefit) for income taxes	2,879	(17,039)	19,918
Net loss attributable to noncontrolling interests	(585)	(106)	(479)
Net loss attributable to 3D Systems	$(22,436)	$(26,877)	$4,441

Weighted average shares, basic and diluted	111,288	111,875
Net loss per share, basic and diluted	$(0.20)	$(0.24)

For further discussion of income taxes, see “Benefit and provision for income taxes”  above and Note 11.

Other Financial Information

In addition to our results determined under GAAP discussed above, management believes non-GAAP financial measures, such as adjusted net income and earnings per share, are useful to investors in evaluating our operating performance and facilitate a better understanding of the impact that several strategic acquisitions had on our financial results.

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

Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. These non-GAAP financial measures are meant to supplement, and be viewed in conjunction with, GAAP financial measures. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business. Our non-GAAP financial measures, which adjust net income and earnings per share, are adjusted for the following:

•	Amortization of intangibles. We exclude the tax-effected amortization of intangible assets from our cost of sales and operating expenses.
•	Acquisition and severance expenses. We exclude the tax-effected charges associated with the acquisition of businesses and the related severance expenses from our operating expenses.

•	Non-cash stock-based compensation expenses. We exclude the tax-effected stock-based compensation expenses from operating expenses primarily because they are non-cash.

Reconciliation of GAAP Net Loss to Non-GAAP Financial Measures

Table 13

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
GAAP net loss attributable to 3D Systems	$(4,648)	$(13,696)	$(22,436)	(26,877)
Cost of sales adjustments:
Amortization of intangibles	81	76	165	151
Operating expense adjustments:
Amortization of intangibles	8,779	17,405	17,514	31,846
Acquisition and severance expenses	1,771	1,936	2,710	5,176
Non-cash stock-based compensation expense	7,226	9,721	18,893	20,050
Tax effect (a)	—	(12,293)	1,519	(21,998)
Non-GAAP net income	$13,209	$3,149	$18,365	$8,348

Non-GAAP basic and diluted earnings per share	$0.12	$0.03	$0.17	$0.07

(a) Tax effect for the quarter ended March 31, 2016 and earlier periods was calculated quarterly, based on the Company’s overall tax rate for each quarter. Tax effect for the quarter ended June 30, 2016 was calculated based on the Company’s quarterly U.S. tax rate, which was 0% as a result of the valuation allowance that was recorded in the fourth quarter of 2015, in connection with GAAP net losses.

Financial Condition and Liquidity

Table 14

			Change
(Dollars in thousands)	June 30, 2016	December 31, 2015	$	%
Cash and cash equivalents	$176,248	$155,643	$20,605	13.2%
Accounts receivable:
Gross accounts receivable	141,246	171,545	(30,299)	(17.7)
Allowance for doubtful accounts	(16,151)	(14,139)	(2,012)	14.2
Accounts receivable, net	125,095	157,406	(32,311)	(20.5)
Inventories:
Raw materials	56,492	59,444	(2,952)	(5.0)
Work in process	7,384	4,067	3,317	81.6
Finished goods	81,562	70,591	10,971	15.5
Inventories, gross	145,438	134,102	11,336	8.5
Inventory reserves	(22,281)	(28,225)	5,944	(21.1)
Inventories, net	123,157	105,877	17,280	16.3
Prepaid expenses and other current assets	15,997	13,541	2,456	18.1
Total current assets	$440,497	$432,467	$8,030	1.9%

Current portion of capitalized lease obligations	564	529	35	6.6
Accounts payable	42,356	46,869	(4,513)	(9.6)
Accrued and other liabilities	50,756	54,699	(3,943)	(7.2)
Customer deposits	6,005	8,229	(2,224)	(27.0)
Deferred revenue	43,706	35,145	8,561	24.4
Total current liabilities	$143,387	$145,471	$(2,084)	(1.4)%

Working capital	$297,110	$286,996	$10,114	3.5%

Stockholders' equity attributable to 3D Systems	$652,334	$655,909	$(3,575)	(0.5)%

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

Cash and cash equivalents at June 30, 2016 included $69.1 million of cash held outside the U.S., compared to $59.0 million at December 31, 2015. Cash held outside the U.S. is used in our foreign operations for working capital purposes and is considered to be permanently invested; consequently, we have not provided for any taxes on repatriation.

Days’ sales outstanding was 72 days at June 30, 2016 compared to 79 days at December 31, 2015 and accounts receivable more than 90 days past due decreased to 13.9% of gross receivables, from 17.6% at December 31, 2015. We review specific receivables quarterly to determine the appropriate reserve for accounts receivable based on the change in days’ sales outstanding.

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

Cash flow

Table 15 below sets forth components of cash flow for the six months ended June 30, 2016 and 2015, respectively.

Table 15

	Six Months Ended June 30,
	2016	2015
(Dollars in thousands)
Cash provided by (used in) operating activities	$31,040	$(6,353)
Cash used in investing activities	(9,387)	(106,305)
Cash provided by (used in) financing activities	(1,831)	963
Effect of exchange rate changes on cash	783	(1,950)
Net increase (decrease) in cash and cash equivalents	$20,605	$(113,645)

Further discussion of changes in operating, investing and financing cash flow activities is provided below.

Cash flow from operating activities

Table 16

	Six Months Ended June 30,
	2016	2015
(Dollars in thousands)
Net loss	$(23,021)	$(26,983)
Non-cash charges	52,513	53,018
Changes in working capital and all other operating assets	1,548	(32,388)
Net cash provided by (used in) operating activities	$31,040	$(6,353)

For further discussion of net loss, see “Net loss”  above.

Non-cash charges primarily consist of depreciation, amortization and stock-based compensation, partially offset by the benefit of deferred income taxes.

For further discussion of changes in working capital, see “Financial Condition and Liquidity” above. Differences between the amounts of working capital item changes in the cash flow statement and the balance sheet changes for the corresponding items are primarily the result of foreign currency translation adjustments.

Cash flow from investing activities

Table 17

	Six Months Ended June 30,
	2016	2015
(Dollars in thousands)
Cash paid for acquisitions, net of cash assumed	$—	$(91,799)
Purchases of property and equipment	(7,597)	(12,196)
Other investing activities	(1,000)	(1,750)
Additions to license and patent costs	(790)	(560)
Net cash used in investing activities	$(9,387)	$(106,305)

Purchases of property and equipment primarily consisted of expenditures for leasehold improvements, including expanding facilities and investing in infrastructure, equipment to support our on demand parts manufacturing service and printers associated with new product development efforts. Other investing activities consist of minority investments of less than 20% made through 3D Ventures, our venture investment initiative, in promising enterprises that we believe will benefit from or be powered by our technologies.  We made no acquisitions during the quarter or six months ended June 30, 2016.

Cash flow from financing activities

Table 18

	Six Months Ended June 30,
	2016	2015
(Dollars in thousands)
Tax benefits from share-based payment arrangements	$—	$547
Proceeds (repurchase) — restricted stock	(1,307)	942
Repayment of capital lease obligations	(524)	(526)
Net cash provided by (used in) financing activities	$(1,831)	$963

Contractual commitments and off-balance sheet arrangements

Credit facilities

In October 2014, we entered into a $150.0 million five-year revolving, unsecured credit facility. The agreement provides for advances in the initial aggregate principal amount of up to $150.0 million. Subject to certain terms and conditions contained in the agreement, we may, at our option, request an increase in the aggregate principal amount available under the credit facility by an additional $75.0 million. As of June 30, 2016 and December 31, 2015, there was no outstanding balance on the credit facility. Based on current financial covenant limitations at June 30, 2016, availability on the credit facility would be approximately $150.0 million. Future results may impact availability. See Note 7 for additional information related to the credit facility.

Capitalized lease obligations

Our capitalized lease obligations include a  lease agreement that we entered into during 2006 with respect to our Rock Hill, SC facility, in addition to other lease agreements assumed through acquisitions.  In accordance with ASC 840, “Leases,” we are considered an owner of the properties, therefore, we have recorded the amounts shown in the table below as “building” in our consolidated balance sheet with a corresponding capitalized lease obligation in the liabilities section of the consolidated balance sheet.

Table 19 below sets forth outstanding capitalized lease obligations carrying values as of June 30, 2016 and December 31, 2015, respectively.

Table 19

(Dollars in thousands)	June 30, 2015	December 31, 2015
Capitalized lease obligations:
Capitalized lease obligations — current	$564	$529
Capitalized lease obligations — long term	7,917	8,187
Total capitalized lease obligations	$8,481	$8,716

Other contractual arrangements

Certain of our acquisition purchase agreements contain earnout and deferred purchase payment provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts and deferred payments is $9.5 million and $9.8 million at June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016, we have supply commitments related to printer assemblies that total $40.6 million compared to $50.7 million at December 31, 2015.

The minority interest shareholders of a certain subsidiary have the right to require us to acquire either a portion of or all ownership interest under certain circumstances pursuant to a contractual arrangement, and we have a similar call option under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as revenue and gross margin performance of the subsidiary through the date of exercise, as described in Note 13. Management estimates, assuming that the subsidiary owned by us at June 30, 2016, performs over the relevant future periods at its forecasted earnings levels, that these rights, if exercised, could require us, in future periods, to pay a maximum of approximately $8.9 million to the owners of such put rights that require the Company to acquire such ownership interests in the relevant subsidiary. This amount has been recorded as redeemable noncontrolling interests on the balance sheet at June 30, 2016 and December 31, 2015.

Off-balance sheet arrangements

We have no off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose,” or similar unconsolidated entities for liquidity or financing purposes.

Financial instruments

We conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. There were no foreign exchange contracts at June 30, 2016 or December 31, 2015.

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

Changes in the fair value of derivatives are recorded in interest and other expense, net, in our unaudited condensed consolidated statements of operations and comprehensive income (loss). Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our unaudited condensed consolidated balance sheets.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our unaudited condensed consolidated financial statements, see Note 1.

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
•

the other factors discussed in the reports we file with or furnish to the SEC from time to time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of our Form 10-K filed with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks at December 31, 2015, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K. During the quarter and six months ended June 30, 2016, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2015.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no material changes in our internal controls over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The information set forth in Note 13 to the Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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

10.1*

Employment Agreement, dated June 15, 2016, between 3D Systems Corporation and John N. McMullen (Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed June 16, 2016.)

10.2*

Employment Agreement, dated June 15, 2016, between 3D Systems Corporation and Andrew M. Johnson (Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K, filed June 16, 2016.)

10.3*

First Amendment, dated June 15, 2016, to Restricted Stock Purchase Agreement dated February 4, 2014, between 3D Systems Corporation and Andrew M. Johnson (Incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed June 16, 2016).

10.4*

First Amendment, dated June 15, 2016, to Restricted Stock Purchase Agreement dated February 3, 2015, between 3D Systems Corporation and Andrew M. Johnson (Incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K filed June 16, 2016).

10.5*

First Amendment, dated June 15, 2016, to Restricted Stock Award Agreement dated November 13, 2015, between 3D Systems Corporation and Andrew M. Johnson (Incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K filed June 16, 2016).

10.6*

Severance Agreement, dated June 15, 2016, between 3D Systems Corporation and Mark W. Wright (Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K/A filed June 16, 2016).

10.7*

First Amendment, dated June 15, 2016, to the Restricted Stock Purchase Agreement, dated October 27, 2014, between 3D Systems Corporation and Mark W. Wright (Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K/A filed June 16, 2016).

10.8*

First Amendment, dated June 15, 2016, to the Restricted Stock Purchase Agreement, dated November 13, 2015, between 3D Systems Corporation and Mark W. Wright (Incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K/A filed June 16, 2016).

10.9*

Consulting Agreement, dated June 15, 2016, between 3D Systems Corporation and Mark W. Wright (Incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K/A filed June 16, 2016).

10.10*

Severance Agreement, dated June 15, 2016, between 3D Systems Corporation and Cathy L. Lewis (Incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K/A filed June 16, 2016).

10.11*

First Amendment, dated June 15, 2016, to the Restricted Stock Purchase Agreement, dated November 18, 2013, between 3D Systems Corporation and Cathy L. Lewis (Incorporated by reference to Exhibit 10.6 of the Registrant’s current report on Form 8-K/A filed June 16, 2016).

10.12*

First Amendment, dated June 15, 2016, to the Restricted Stock Purchase Agreement, dated November 17, 2014, between 3D Systems Corporation and Cathy L. Lewis (Incorporated by reference to Exhibit 10.7 of the Registrant’s current report on Form 8-K/A filed June 16, 2016).

10.13*

First Amendment, dated June 15, 2016, to the Restricted Stock Purchase Agreement, dated November 13, 2015, between 3D Systems Corporation and Cathy L. Lewis (Incorporated by reference to Exhibit 10.8 of the Registrant’s current report on Form 8-K/A filed June 16, 2016).

10.14*

Employment Agreement dated July 1, 2016, between 3D Systems Corporation and David R. Styka (Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed July 5, 2016.)

10.15*

First Amendment, dated July 1, 2016, to Restricted Stock Purchase Agreement dated January 14, 2015, between 3D Systems Corporation and David R. Styka (Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed July 5, 2016).

10.16*

First Amendment, dated July 1, 2016, to Restricted Stock Award Agreement dated May 19, 2015, between 3D Systems Corporation and David R. Styka (Incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed July 5, 2016).

10.17*

First Amendment, dated July 1, 2016, to Restricted Stock Award Agreement dated November 13, 2015, between 3D Systems Corporation and David R. Styka (Incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K filed July 5, 2016).

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 3, 2016.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 3, 2016.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 3, 2016.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 3, 2016.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation

By	/s/ John N. McMullen
John N. McMullen
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)
(duly authorized officer)

Date: August 3, 2016