Form 10-Q
period 2017-09-30
3D SYSTEMS CORP
filed 2017-10-31
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10‑Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of Common Stock, par value $0.001, outstanding as of October 27, 2017:  113,862,256

3D SYSTEMS CORPORATION

Quarterly Report on Form 10-Q for the

Quarter and Nine Months Ended September 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$138,332	$184,947
Accounts receivable, net of reserves — $11,607 (2017) and $12,920 (2016)	122,420	127,114
Inventories	100,578	103,331
Prepaid expenses and other current assets	21,344	17,558
Total current assets	382,674	432,950
Property and equipment, net	91,473	79,978
Intangible assets, net	106,632	121,501
Goodwill	227,820	181,230
Long term deferred income tax asset	5,173	8,123
Other assets, net	27,602	25,371
Total assets	$841,374	$849,153
LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$632	$572
Accounts payable	46,388	40,514
Accrued and other liabilities	55,866	49,968
Customer deposits	5,249	5,857
Deferred revenue	37,311	33,494
Total current liabilities	145,446	130,405
Long term portion of capitalized lease obligations	7,230	7,587
Long term deferred income tax liability	16,644	17,601
Other liabilities	48,529	57,988
Total liabilities	217,849	213,581
Redeemable noncontrolling interests	8,872	8,872
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 115,798 (2017) and 115,113 (2016)	115	115
Additional paid-in capital	1,320,074	1,307,428
Treasury stock, at cost — 1,982 shares (2017) and 1,498 shares (2016)	(7,153)	(2,658)
Accumulated deficit	(667,638)	(621,787)
Accumulated other comprehensive loss	(27,706)	(53,225)
Total 3D Systems Corporation stockholders' equity	617,692	629,873
Noncontrolling interests	(3,039)	(3,173)
Total stockholders’ equity	614,653	626,700
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$841,374	$849,153

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Revenue:
Products	$87,626	$94,543	$276,777	$280,406
Services	65,281	61,819	192,028	186,622
Total revenue	152,907	156,362	468,805	467,028
Cost of sales:
Products	59,467	56,321	150,769	146,682
Services	34,918	31,104	98,655	93,485
Total cost of sales	94,385	87,425	249,424	240,167
Gross profit	58,522	68,937	219,381	226,861
Operating expenses:
Selling, general and administrative	66,497	64,814	195,990	202,009
Research and development	24,360	26,140	71,661	67,345
Total operating expenses	90,857	90,954	267,651	269,354
Loss from operations	(32,335)	(22,017)	(48,270)	(42,493)
Interest and other expense, net	(1,257)	(1,624)	(123)	(1,290)
Loss before income taxes	(33,592)	(23,641)	(48,393)	(43,783)
Provision (benefit) for income taxes	3,723	(2,214)	6,831	665
Net loss	(37,315)	(21,427)	(55,224)	(44,448)
Less: net income (loss) attributable to noncontrolling interests	355	(214)	833	(799)
Net loss attributable to 3D Systems Corporation	$(37,670)	$(21,213)	$(56,057)	$(43,649)

Net loss per share available to 3D Systems Corporation common stockholders - basic and diluted	$(0.34)	$(0.19)	$(0.50)	$(0.39)

Other comprehensive income:
Pension adjustments, net of taxes	$(24)	$18	$(105)	$54
Foreign currency translation gain	4,904	4,282	25,785	5,567
Total other comprehensive income	4,880	4,300	25,680	5,621
Less foreign currency translation gain attributable to noncontrolling interests	26	22	161	68
Other comprehensive income attributable to 3D Systems Corporation	4,854	4,278	25,519	5,553

Comprehensive loss	(32,435)	(17,127)	(29,544)	(38,827)
Less comprehensive income (loss) attributable to noncontrolling interests	381	(192)	994	(731)
Comprehensive loss attributable to 3D Systems Corporation	$(32,816)	$(16,935)	$(30,538)	$(38,096)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net loss	$(55,224)	$(44,448)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,146	45,731
Stock-based compensation	21,084	28,405
Lower of cost or market adjustment	12,883	10,723
Provision for bad debts	1,297	1,488
Provision for (benefit of) deferred income taxes	1,674	(5,464)
Impairment of assets	324	8,590
Changes in operating accounts, net of acquisitions:
Accounts receivable	10,777	36,357
Inventories	(13,959)	(26,236)
Prepaid expenses and other current assets	(2,939)	(1,619)
Accounts payable	3,463	(9,938)
Accrued and other current liabilities	(4,734)	(10,841)
Deferred revenue	2,869	1,763
All other operating activities	(5,985)	3,729
Net cash provided by operating activities	17,676	38,240
Cash flows from investing activities:
Cash paid for acquisitions, net of cash assumed	(36,541)	—
Purchases of property and equipment	(21,072)	(12,014)
Additions to license and patent costs	(875)	(790)
Other investing activities	(2,350)	(1,000)
Proceeds from disposition of property and equipment	271	—
Net cash used in investing activities	(60,567)	(13,804)
Cash flows from financing activities:
Payments on earnout consideration	(3,206)	—
Payments related to net-share settlement of stock-based compensation	(4,494)	(1,507)
Repayment of capital lease obligations	(297)	(786)
Net cash used in financing activities	(7,997)	(2,293)
Effect of exchange rate changes on cash and cash equivalents	4,273	1,572
Net (decrease) increase in cash and cash equivalents	(46,615)	23,715
Cash and cash equivalents at the beginning of the period	184,947	155,643
Cash and cash equivalents at the end of the period	$138,332	$179,358

Cash interest payments	$378	$633
Cash income tax payments, net	$4,715	$8,040
Transfer of equipment from inventory to property and equipment, net (a)	$8,964	$9,395
Transfer of equipment to inventory from property and equipment, net (b)	$364	$349
Stock issued for acquisitions	$3,208	$—

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

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock			Treasury Stock
(In thousands, except par value)	Shares	Par Value $0.001	Additional Paid In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2016	115,113	$115	$1,307,428	1,498	$(2,658)	$(621,787)	$(53,225)	$629,873	$(3,173)	$626,700
Issuance (repurchase) of stock	493	—	—	484	(4,495)	—	—	(4,495)	—	(4,495)
Issuance of stock for acquisitions	192	—	3,208	—	—	—	—	3,208	—	3,208
Purchase of subsidiary shares from noncontrolling interest	—	—	(1,440)	—	—	—	50	(1,390)	(860)	(2,250)
Cumulative impact of change in accounting policy	—	—	(10,206)	—	—	10,206	—	—	—	—
Stock-based compensation expense	—	—	21,084	—	—	—	—	21,084	—	21,084
Net income (loss)	—	—	—	—	—	(56,057)	—	(56,057)	833	(55,224)
Pension adjustment	—	—	—	—	—	—	(105)	(105)	—	(105)
Foreign currency translation adjustment	—	—	—	—	—	—	25,574	25,574	161	25,735
Balance at September 30, 2017	115,798	$115	$1,320,074	1,982	$(7,153)	$(667,638)	$(27,706)	$617,692	$(3,039)	$614,653

	Common Stock			Treasury Stock
(In thousands, except par value)	Shares	Par Value $0.001	Additional Paid In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2015	113,115	$113	$1,279,738	892	$(1,026)	$(583,368)	$(39,548)	$655,909	$(1,263)	$654,646
Issuance (repurchase) of stock	1,186	1	(1,240)	438	(268)	—	—	(1,507)	—	(1,507)
Stock-based compensation expense	—	—	28,405	—	—	—	—	28,405	—	28,405
Net loss	—	—	—	—	—	(43,649)	—	(43,649)	(799)	(44,448)
Pension adjustment	—	—	—	—	—	—	54	54	—	54
Foreign currency translation adjustment	—	—	—	—	—	—	5,499	5,499	68	5,567
Balance at September 30, 2016	114,301	$114	$1,306,903	1,330	$(1,294)	$(627,017)	$(33,995)	$644,711	$(1,994)	$642,717

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions. Certain prior period amounts presented in the condensed consolidated financial statements and accompanying footnotes have been reclassified to conform to current year presentation. All dollar amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

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

Recently Issued Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), in order to create more transparency around how economic results are presented within both the financial statements and in the footnotes and to better align the results of cash flow and fair value hedge accounting with risk management activities. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating when it will adopt ASU 2017-12 and its impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), in an effort to reduce diversity and clarify what constitutes a modification, as it relates to the change in terms or conditions of a share-based payment award. According to ASU 2017-09, the Company should account for the effects of a modification unless all of the following are met: (1) the fair value of the modified award is the same as the fair value the original award immediately before the original award is modified, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU 2017-09 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company will adopt ASU 2017-09 beginning January 1, 2018 and does not expect the implementation of this guidance to have a material effect on its consolidated financial statements.

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

The Company intends to use the modified retrospective method of adoption effective January 1, 2018, the cumulative effect of which would be recognized at the date of initial application with an adjustment to the opening balance of retained earnings. Under the modified retrospective approach, prior periods are not restated; however, it effectively requires a company to apply both the new revenue standard and the previous revenue guidance in the year of adoption. During the year of adoption, both quantitative and qualitative disclosures are required as to the impact of the new standard compared to the previous revenue guidance.

The Company has performed an assessment of the impact that the new standard will have on its financial statements. The assessment included the identification of key revenue streams and a review of a sample contracts across the various businesses and geographies. The assessment also identified certain potential accounting differences that may arise from the application of the new standard. The

Company is in the process of evaluating its accounting policies related to the potential differences and expects to reach conclusions on new accounting policies or changes to existing accounting policies in the fourth quarter of 2017. Further, the Company has evaluated the impact of the new disclosure requirements, which are expected to be significant, specifically, disclosure of contract assets and contract liabilities as well as a disaggregated view of revenue. In addition, the Company has begun designing changes to business processes, systems and controls to support recognition and disclosure under the new standard, including the implementation of a revenue management system.

While efforts are ongoing, the Company believes the most significant impacts relate to certain software revenues deferred under previous guidance that may be recognized earlier since revenue is allocated to performance obligations either based on observable inputs or estimated stand-alone selling price.

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

The Company had no acquisition activity in the second or third quarters of 2017 or in fiscal year 2016.

(3)  Inventories

Components of inventories as of September 30, 2017 and December 31, 2016 were as follows:

(in thousands)	2017	2016
Raw materials	$39,402	$38,383
Work in process	3,822	3,109
Finished goods and parts	57,354	61,839
Inventories	$100,578	$103,331

During the quarter ended September 30, 2017 the Company recorded inventory adjustments totaling $12.9 million resulting from its lower of cost or market analysis. The charge was effected because of ongoing efforts to focus and prioritize the Company’s portfolio based on year-to-date demand, market trends and a better understanding of where the Company’s offerings meet and will continue to meet customers’ needs and demand. The inventory adjustments related primarily to legacy plastics printers, refurbished and used metals printers and parts which have shown little to no use over extended periods.

(4)  Property and Equipment

Property and equipment, net, as of September 30, 2017 and December 31, 2016 were as follows:

(in thousands)	2017	2016	Useful Life (in years)
Land	$903	$903	N/A
Building	11,276	11,122	25-30
Machinery and equipment	128,614	108,682	2-7
Capitalized software	8,809	8,651	3-5
Office furniture and equipment	4,606	3,130	1-5
Leasehold improvements	30,043	24,423	Life of lease (a)
Rental equipment	349	144	5
Construction in progress	10,947	7,760	N/A
Total property and equipment	195,547	164,815
Less: Accumulated depreciation and amortization	(104,074)	(84,837)
Total property and equipment, net	$91,473	$79,978

(a)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Depreciation expense on property and equipment was $6,497 and $18,767 for the quarter and nine months ended September 30, 2017, respectively, compared to $6,176 and $18,386 for the quarter and nine months ended September 30, 2016, respectively.

(5)  Intangible Assets

Intangible assets, net, other than goodwill, as of September 30, 2017 and December 31, 2016 were as follows:

	2017			2016
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Customer relationships	$106,674	$(56,538)	$50,136	$99,067	$(46,252)	$52,815	1-14	6
Acquired technology	55,148	(37,324)	17,824	52,881	(27,543)	25,338	1-16	4
Trade names	27,764	(16,322)	11,442	28,110	(16,015)	12,095	1-8	5
Patent costs	17,135	(6,794)	10,341	16,263	(5,873)	10,390	1-20	9
Trade secrets	19,443	(11,016)	8,427	19,134	(9,383)	9,751	7	4
Acquired patents	16,655	(11,556)	5,099	16,965	(10,674)	6,291	1-6	4
Other	25,683	(22,320)	3,363	23,431	(18,610)	4,821	2-4	2
Total intangible assets	$268,502	$(161,870)	$106,632	$255,851	$(134,350)	$121,501	1-20	4

Amortization expense related to intangible assets was $8,845 and $26,661 for the quarter and nine months ended September 30, 2017, respectively, compared to $8,857 and $26,536 for the quarter and nine months ended September 30, 2016, respectively.

(6)  Accrued and Other Liabilities

Accrued liabilities as of September 30, 2017 and December 31, 2016 were as follows:

(in thousands)	2017	2016
Compensation and benefits	$19,075	$22,771
Arbitration award	11,282	—
Accrued taxes	9,106	9,831
Vendor accruals	7,297	8,231
Accrued earnouts related to acquisitions	3,971	3,238
Accrued other	2,726	2,956
Royalties payable	1,707	2,092
Accrued professional fees	664	810
Accrued interest	38	39
Total	$55,866	$49,968

Other liabilities as of September 30, 2017 and December 31, 2016 were as follows:

(in thousands)	2017	2016
Long term employee indemnity	$13,646	$11,152
Arbitration award	—	11,282
Defined benefit pension obligation	8,576	7,613
Other long term liabilities	7,775	5,726
Long term tax liability	7,124	7,183
Long term deferred revenue	7,062	7,464
Long term earnouts related to acquisitions	4,346	7,568
Total	$48,529	$57,988

(7)  Hedging Activities and Financial Instruments

The Company conducts business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, the Company is subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. When appropriate, the Company enters into foreign currency contracts to hedge exposures arising from those transactions. The Company has elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging,” and therefore, all gains and losses (realized or unrealized) are recognized in “Interest and other expense, net” in the condensed consolidated statements of operations and comprehensive loss. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the condensed consolidated balance sheet.

The Company had $39,029 in notional foreign exchange contracts outstanding as of September 30, 2017, for which the fair value was not material. No foreign exchange contracts were outstanding as of December 31, 2016.

The Company translates foreign currency balance sheets from each international businesses' functional currency (generally the respective local currency) to U.S. dollars at end-of-period exchange rates, and statements of earnings at average exchange rates for each period. The resulting foreign currency translation adjustments are a component of other comprehensive income (loss).

The Company does not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations' results into U.S. dollars. The impact of translating the Company’s non-U.S. operations’ revenue and earnings into U.S. dollars was not material to the Company’s results of operations for the quarters and nine months ended September 30, 2017 and 2016.

(8) Borrowings

Credit Facility

As of September 30, 2017, the Company had a $150,000 revolving, unsecured credit facility (the “Credit Agreement”) with a syndicate of banks, to be used for general corporate purposes and working capital needs. The Credit Agreement is scheduled to expire in October 2019. The Credit Agreement includes provisions for the issuance of letters of credit and swingline loans and contains certain restrictive covenants, which include the maintenance of a maximum consolidated total leverage ratio. The Company was in compliance with those covenants at September 30, 2017 and December 31, 2016. There were no outstanding borrowings as of September 30, 2017.

Capitalized Lease Obligations

The Company’s capitalized lease obligations primarily include a lease agreement that was entered into during 2006 with respect to the Company’s corporate headquarters located in Rock Hill, SC. The change in capitalized lease obligations, as presented in the Condensed Consolidated Balance Sheets, was due to the normal scheduled timing of payments.

(9)  Pension Benefits

The components of the Company’s pension cost recognized in the condensed consolidated statements of operations and comprehensive loss for the quarters and nine months ended September 30, 2017 and 2016 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$75	$59	$212	$202
Interest cost	72	51	205	176
Amortization of actuarial loss	64	32	182	97
Total periodic cost	$211	$142	$599	$475

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net loss attributable to 3D Systems Corporation	$(37,670)	$(21,213)	$(56,057)	$(43,649)

Denominator for basic and diluted net loss per share:
Weighted average shares	111,697	111,008	111,467	111,194

Net loss per share - basic and diluted	$(0.34)	$(0.19)	$(0.50)	$(0.39)

For the quarters and nine months ended September 30, 2017 and 2016, the effect of dilutive securities, including non-vested stock options and restricted stock awards/units, was excluded from the denominator for the calculation of diluted net loss per share because the Company recognized a net loss for the period and their inclusion would be anti-dilutive. The effect of dilutive securities excluded was 5,145 weighted average shares and 5,361 weighted average shares for the quarter and nine months ended September 30, 2017, compared to 2,223 weighted average shares and 1,585 weighted average shares for the quarter and nine months ended September 30,  2016, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$18,224	$—	$—	$18,224
Earnout consideration (b)	$—	$—	$8,317	$8,317

	Fair Value Measurements as of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$25,206	$—	$—	$25,206
Earnout consideration (b)	$—	$—	$10,806	$10,806

(a)

Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

(b)

The fair value of the earnout consideration, which is based on the present value of the expected future payments to be made to the sellers of the acquired businesses, was derived by analyzing the future performance of the acquired businesses using the earnout formula and performance targets specified in each purchase agreement and adjusting those amounts to reflect the ability of the acquired entities to achieve the stated targets. Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy. The change in earnout consideration reflects a $3,206 payment, partially offset by $717 of accretion.

The Company did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the quarter or nine months ended September 30, 2017.

In addition to the assets and liabilities included in the above table, certain of our assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes goodwill and other intangible assets measured at fair value for impairment assessment, in addition to redeemable noncontrolling interests. For additional discussion, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in the Company’s Form 10-K.

(12)  Income Taxes

For the quarter and nine months ended September 30, 2017, the Company recorded provisions of $3,723 and $6,831, respectively, resulting in effective tax rates of 11.1% and 14.1%, respectively. For the quarter and nine months ended September 30, 2016, the Company recorded a benefit of $2,214 and a provision of $665, respectively, resulting in effective tax rates of 9.4% and 1.5%, respectively.

The Company has not provided for any taxes on the unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings outside of the U.S. We believe a calculation of the deferred tax liability associated with these undistributed earnings is impracticable.

Tax years 2003 through 2015 remain subject to examination by the U.S. Internal Revenue Service, with most of the years open to examination due to the generation and utilization of various tax credits. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in Australia (2012), Belgium (2013), Brazil (2011), China (2015), France (2014), Germany (2013), India (2013), Israel (2012), Italy (2011), Japan (2012), Korea (2012), Mexico (2011), Netherlands (2011), Switzerland (2011), the United Kingdom (2015) and Uruguay (2011).

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue from unaffiliated customers:
United States	$75,402	$84,768	$234,195	$246,150
Other Americas	3,534	2,122	8,300	7,831
Germany	20,761	16,796	60,908	56,225
Other EMEA	31,696	26,948	97,956	83,704
Asia Pacific	21,514	25,728	67,446	73,118
Total revenue	$152,907	$156,362	$468,805	$467,028

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue by class of product and service:
Products	$48,227	$56,484	$150,681	$163,301
Materials	39,399	38,059	126,096	117,105
Services	65,281	61,819	192,028	186,622
Total revenue	$152,907	$156,362	$468,805	$467,028

	Quarter Ended September 30, 2017
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$554	$9,439	$2,325	$5,390	$17,708
Germany	945	—	1,645	259	2,849
Other EMEA	15,112	2,006	635	726	18,479
Asia Pacific	613	—	8	772	1,393
Total intercompany sales	$17,224	$11,445	$4,613	$7,147	$40,429

	Quarter Ended September 30, 2016
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$733	$6,163	$2,244	$6,322	$15,462
Germany	240	—	976	105	1,321
Other EMEA	14,972	562	1,236	1,053	17,823
Asia Pacific	606	—	113	1,053	1,772
Total intercompany sales	$16,551	$6,725	$4,569	$8,533	$36,378

	Nine Months Ended September 30, 2017
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$1,452	$27,147	$7,267	$14,243	$50,109
Germany	1,434	—	5,347	261	7,042
Other EMEA	49,327	3,951	3,716	2,639	59,633
Asia Pacific	1,492	—	165	2,921	4,578
Total intercompany sales	$53,705	$31,098	$16,495	$20,064	$121,362

	Nine Months Ended September 30, 2016
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$2,011	$21,377	$8,313	$15,882	$47,583
Germany	3,604	—	2,254	169	6,027
Other EMEA	44,946	1,740	3,601	3,301	53,588
Asia Pacific	2,270	—	132	2,859	5,261
Total intercompany sales	$52,831	$23,117	$14,300	$22,211	$112,459

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Loss from operations:
Americas	$(34,255)	$(21,525)	$(63,344)	$(40,458)
Germany	193	2,761	1,978	7,732
Other EMEA	(1,775)	(11,043)	481	(27,225)
Asia Pacific	3,891	8,434	14,064	19,537
Subtotal	(31,946)	(21,373)	(46,821)	(40,414)
Intercompany elimination	(389)	(644)	(1,449)	(2,079)
Total	$(32,335)	$(22,017)	$(48,270)	$(42,493)

(14)  Commitments and Contingencies

The Company leases certain of its facilities and equipment under non-cancelable operating leases. For the quarter and nine months ended September 30, 2017, rent expense under operating leases was $4,009 and $11,461, respectively, compared to $3,542 and $9,717 for the quarter and nine months ended September 30, 2016, respectively.

Certain of the Company’s acquisition agreements contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liability recorded for these earnouts at September 30, 2017 and December 31, 2016 was $8,317 and $10,806, respectively. See Note 6.

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

Management estimates, assuming that the subsidiary owned by the Company at September 30, 2017, performs over the relevant future periods at its forecasted earnings levels, that these rights, if exercised, could require the Company, in future periods, to pay approximately $8,872 to the owners of such rights to acquire such ownership interests in the relevant subsidiary. This amount has been recorded as redeemable noncontrolling interests on the Consolidated Balance Sheet at September 30, 2017 and December 31, 2016. The ultimate amount payable relating to this transaction will vary because it is dependent on the future results of operations of the subject business.

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

With regard to Barranco I, the Hawaii district court, on February 28, 2014, denied the Company’s motion to dismiss and its motion to transfer venue to South Carolina for the convenience of the parties. However, the Hawaii court recognized that the plaintiff’s claims are all subject to mandatory and binding arbitration in Charlotte, North Carolina. Because the Hawaii court was without authority to compel arbitration outside of Hawaii, the court ordered that the case be transferred to the district court encompassing Charlotte (the United States District Court for the Western District of North Carolina) so that court could compel arbitration in Charlotte. On April 17, 2014, Barranco I was transferred to the United States District Court for the Western District of North Carolina. Plaintiff filed a demand for arbitration on October 29, 2014. On December 9, 2014, the Company filed its answer to plaintiff’s demand for arbitration. On February 2, 2015, plaintiff filed an amended demand that removed Mr. Gregoire as a defendant from the matter, and on February 4, 2015 the Company filed its amended answer. The parties selected an arbitrator and arbitration took place in September 2015 in Charlotte, North Carolina.

On September 28, 2015, the arbitrator issued a final award in favor of Mr. Barranco with respect to two alleged breaches of contract and implied covenants arising out of the contract.  The arbitrator found that the Company did not commit fraud or make any negligent misrepresentations to Mr. Barranco. Pursuant to the award, the Company is to pay approximately $11,282, which includes alleged actual damages of $7,254, fees and expenses of $2,318 and prejudgment interest of $1,710. The Company disagrees with the single arbitrator’s findings and conclusions and believes the arbitrator’s decision exceeds his authority and disregards the applicable law. As an initial response, the Company filed a motion for modification on September 30, 2015, based on mathematical errors in the computation of damages and fees. On October 16, 2015, the arbitrator issued an order denying the Company’s motion and sua sponte issuing a modified final award in favor of Mr. Barranco in the same above-referenced amounts, but making certain substantive changes to the award, which changes the Company believes were improper and outside the scope of his authority and the American Arbitration Association rules. On November 20, 2015, the Company filed a motion to vacate the arbitration award in the federal court in the United States District Court for the Western District of North Carolina.  Claimants also filed a motion to confirm the arbitration award. A hearing was held on the motions on September 29, 2016 in federal court in the Western District of North Carolina. The court requested supplemental briefing by the parties, which briefs were filed on July 11, 2016.

On August 31, 2016, the court issued an order granting in part and denying in part Plaintiff’s motion to confirm the arbitration award and for judgment, entering judgment in the principal amount of the arbitration award and denying Plaintiff’s motion for fees and costs.  The court denied the Company’s motion to vacate.  On September 7, 2016, Plaintiff filed a motion to amend the judgment to include prejudgment interest.  The Company opposed that motion and the parties submitted briefing. On September 28, 2016 the Company filed a motion to alter or amend the judgment.  Plaintiff opposed the motion and the parties submitted briefing.  On May 18, 2017, the court issued an opinion and order denying the Company’s motion to alter or amend and denying Plaintiff’s motion for prejudgment interest.  On September 16, 2017, the Company filed a notice of appeal with the United States Court of Appeals for the Fourth Circuit.  The appeal is pending.  The Company filed its Opening Brief and the Joint Appendix on August 28, 2017.  Plaintiff filed its Opening Brief on September 11, 2017.  The Company filed its Reply Brief on September 25, 2017.

Notwithstanding the Company’s right to appeal, given the arbitrator’s decision, the Company recorded an $11,282 expense provision for this matter in the quarter ended September 30, 2015. The provision is subject to adjustment based on the ultimate outcome of the Company’s appeal. If it is ultimately determined that money is owed following the full appellate process in federal court, the Company intends to fund any amounts to be paid from cash on hand. This amount has been classified as a current liability given the timeline of the appeals process.

With regard to Barranco II, the Hawaii district court, on March 17, 2014, denied the Company’s motion to dismiss and its motion to transfer venue to South Carolina. However, the Hawaii court dismissed Count II in plaintiff’s complaint alleging breach of the employment agreement.  The Company filed an answer to the complaint in the Hawaii district court on March 31, 2014.  On November 19, 2014, the Company filed a motion for summary judgment on all claims which was heard on January 20, 2015. On January 30, 2015, the court entered an order granting in part and denying in part the Company’s motion for summary judgment. The Order narrowed the plaintiff’s claim for breach of contract and dismissed the plaintiff’s claims for fraud and negligent misrepresentation. As a result, Messrs. Reichental and Gregoire were dismissed from the lawsuit. The case was tried to a jury in May 2016, and on May 27, 2016 the jury found that the Company was not liable for either breach of contract or breach of the implied covenant of good faith and fair dealing.  Additionally, the jury found in favor of the Company on its counterclaim against Mr. Barranco and determined that Mr. Barranco violated his non-competition covenant with the Company. On July 5, 2017, the court ordered a bench trial regarding causation and damages with respect to the equitable accounting on the Company’s prevailing counterclaim against Mr. Barranco. The bench trial has been set for November 20, 2017.

The Company is involved in various other legal matters incidental to its business. Although the Company cannot predict the results of litigation with certainty, the Company believes that the disposition of all current legal matters will not have a material adverse effect on its consolidated results of operations, consolidated statement of cash flows or consolidated financial position.

Export Compliance Matter

In October 2017 the Company received an administrative subpoena from the Bureau of Industry and Security of the Department of Commerce (“BIS”) requesting the production of records in connection with possible violations of U.S. export control laws, including with regard to its Quickparts.com, Inc. subsidiary. The Company is cooperating fully with the investigation, but cannot predict its ultimate resolution. The Company expects to incur significant legal costs and other expenses in connection with responding to the investigation.

If the U.S. government finds that the Company has violated one or more export control laws or trade sanctions, the Company could be subject to various penalties. By statute, these penalties can include but are not limited to fines, which by statute may be significant, denial of export privileges, and debarment from participation in U.S. government contracts; and any assessment of penalties could also harm the Company’s reputation, create negative investor sentiment, and affect the Company’s share value. The Company cannot at this time predict when BIS will conclude its investigation or determine an estimated cost, if any, or range of costs, for any penalties or fines that may be incurred upon resolution of this matter.

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

(15)  Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive loss by component are as follows:

(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance at December 31, 2016	$(50,450)	$(2,775)	$(53,225)
Other comprehensive income (loss)	25,624	(105)	25,519
Balance at September 30, 2017	$(24,826)	$(2,880)	$(27,706)

For additional information about foreign currency translation, see Note 7.

(16)  Noncontrolling Interests

As of September 30, 2017, the Company owned approximately 70% of the capital and voting rights of Robtec, a service bureau and distributor of 3D printing and scanning products in Brazil. Robtec was acquired on November 25, 2014.

As of September 30, 2017, the Company owned approximately 70% of the capital and voting rights of Easyway, a service bureau and distributor of 3D printing and scanning products in China. Approximately 65% of the capital and voting rights of Easyway were acquired on April 2, 2015, and an additional 5% of the capital and voting rights of Easyway were acquired on July 19, 2017 for $2.3 million.

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

Summary of Third Quarter 2017 Financial Results

Total consolidated revenue for the quarter ended September 30, 2017 decreased by 2.2%, or $3.5 million, to $152.9 million, compared to $156.4 million for the quarter ended September 30, 2016. These results reflect a decrease in products revenue, partially offset by an increase in materials and services revenue, as further discussed below.

Healthcare revenue includes sales of products, materials and services for healthcare-related applications, including simulation, training and planning, 3D printing of surgical guides and instruments and medical and dental devices. For the quarter ended September 30, 2017, healthcare revenue increased by 9.7%, to $46.6 million, and made up 30.5% of total revenue, compared to $42.5 million, or 27.2% of total revenue for the quarter ended September 30, 2016. The increase in healthcare revenue is driven by growth in materials sales, including the acquisition of Vertex, and services sales which include virtual surgical planning and contract manufacturing services.

For the quarter ended September 30, 2017, total software revenue from products and services remained relatively flat at $21.3 million, and made up 14.0% of total revenue, compared to $21.4 million, or 13.7% of total revenue for the quarter ended September 30, 2016.

As of September 30 and June 30, 2017, our backlog was $26.6 million and $32.4 million, respectively. Production and delivery of our printers is generally not characterized by long lead times; backlog is more dependent on timing of customers’ requested deliveries. In addition, on-demand manufacturing services lead time and backlog depends on whether orders are for rapid prototyping or longer-range production runs. As of September 30, 2017, backlog included $8.9 million of on-demand manufacturing service orders, compared to $9.6 million at June 30, 2017.

Gross profit for the quarter ended September 30, 2017 decreased by 15.1%, or $10.4 million, to $58.5 million, compared to $68.9 million for the quarter ended September 30, 2016. Gross profit margin for the quarters ended September 30, 2017 and 2016 was 38.3% and 44.1%, respectively. Gross profit margin for the third quarter of 2017 and 2016 included charges of $12.9 million and $10.7 million, respectively, related to the write-off of excess and obsolete inventory.

Operating expenses remained relatively flat at $90.9 million for the quarter ended September 30, 2017 as compared to $91.0 million for the quarter ended September 30, 2016, including continued investments in R&D, go to market and IT infrastructure. Our operating loss for the quarter ended September 30, 2017 was $32.3 million, compared to an operating loss of $22.0 million for the quarter ended September 30, 2016.

For the nine months ended September 30, 2017 and 2016, we generated $17.7 million and $38.2 million of cash from operations, respectively, as further discussed below. In total, our unrestricted cash balance at September 30, 2017 and December 31, 2016 was $138.3 million and $184.9 million, respectively. A key driver for the lower cash balance was the Company’s acquisition of Vertex Global (“Vertex”) for approximately $34.3 million.

Results of Operations

Comparison of revenue by class

We earn revenue from the sale of products, materials and services. The products category includes 3D printers, healthcare simulators and digitizers, as well as software, 3D scanners and haptic devices. The materials category includes a wide range of print materials to be used with our 3D printers, the majority of which are proprietary, as well as acquired conventional dental materials. The services category includes warranty and maintenance on 3D printers and simulators, software maintenance, on-demand manufacturing solutions and healthcare services.

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

Table 1 and Table 2 below set forth change in revenue by class for the quarter and nine months ended September 30, 2017, respectively:

Table 1

(Dollars in thousands)	Products		Materials		Services		Totals
Revenue – third quarter 2016	$56,484	36.1%	$38,059	24.4%	$61,819	39.5%	$156,362	100%
Change in revenue:
Volume	(6,019)	(10.7)	3,740	9.8	2,548	4.1	269	0.1
Price/Mix	(3,129)	(5.5)	(2,883)	(7.6)	—	—	(6,012)	(3.8)
Foreign currency translation	891	1.6	483	1.3	914	1.5	2,288	1.5
Net change	(8,257)	(14.6)	1,340	3.5	3,462	5.6	(3,455)	(2.2)
Revenue – third quarter 2017	$48,227	31.5%	$39,399	25.8%	$65,281	42.7%	$152,907	100%

Consolidated revenue decreased 2.2%, driven by a decrease in products volume and a shift in product mix, partially offset by increased volumes in both materials and services and the favorable impact of foreign currency.

Products revenue decreased because of lower volumes and changes in product mix and average selling prices, including increased demand for lower priced printers and softer demand for simulators during the quarter. For the quarters ended September 30, 2017 and 2016, revenue from printers was $29.4 million and $33.0 million, respectively. Software revenue included in the products category, including scanners and haptic devices, contributed $10.6 million and $10.8 million for the quarters ended September 30, 2017 and 2016, respectively.

The increase in materials revenue primarily reflects higher demand from healthcare customers including those of Vertex and NextDent dental materials, both part of the first quarter 2017 Vertex acquisition. This increased demand was partially offset by a  decrease related to a  shift in product mix.

Services revenue increased due to higher demand for healthcare services and on-demand manufacturing services. For the quarters ended September 30, 2017 and 2016, revenue from on-demand manufacturing services contributed $27.2 million and $26.5 million, respectively. For the quarters ended September 30, 2017 and 2016, software services revenue remained relatively flat at $10.7 million and $10.5 million, respectively.

Table 2

(Dollars in thousands)	Products		Materials		Services		Totals
Revenue – nine months 2016	$163,301	35.0%	$117,105	25.1%	$186,622	39.9%	$467,028	100%
Change in revenue:
Volume	(8,726)	(5.3)	14,833	12.7	6,085	3.3	12,192	2.6
Price/Mix	(4,165)	(2.6)	(4,794)	(4.1)	—	—	(8,959)	(1.9)
Foreign currency translation	271	0.2	(1,048)	(0.9)	(679)	(0.4)	(1,456)	(0.3)
Net change	(12,620)	(7.7)	8,991	7.7	5,406	2.9	1,777	0.4
Revenue – nine months 2017	$150,681	32.1%	$126,096	26.9%	$192,028	41.0%	$468,805	100%

Total consolidated revenue remained relatively flat as increases in volume for materials and services were offset by a decrease in volume for products and a shift in product mix.

Products revenue decreased due to lower printer volume and a shift in product mix and average selling prices. For the nine months ended September 30, 2017 and 2016, printer revenue contributed $88.5 million and $98.2 million, respectively. Software revenue included in the products category, including scanners and haptic devices, contributed $33.2 million and $31.7 million for the nine months ended September 30, 2017 and 2016, respectively.

The increase in materials revenue primarily reflects higher demand from healthcare and industrial customers including those of Vertex and NextDent dental materials, both part of the first quarter 2017 Vertex acquisition, partially offset by decreases related to a shift in product mix and an unfavorable foreign currency impact.

Services revenue increased due to higher demand for healthcare services, partially offset by a decrease in on-demand manufacturing services. For the nine months ended September 30, 2017 and 2016, revenue from on-demand manufacturing services contributed $78.1 million and $80.3 million, respectively. For the nine months ended September 30, 2017 and 2016, software services contributed $32.5 million and $31.9 million, respectively.

Comparison of revenue by geographic region

Table 3 and Table 4 below set forth change in revenue by geographic area for the quarter and nine months ended September 30, 2017, respectively:

Table 3

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue – third quarter 2016	$86,890	55.6%	$43,744	28.0%	$25,728	16.4%	$156,362	100%
Change in revenue:
Volume	(4,905)	(5.6)	7,958	18.2	(2,784)	(10.8)	269	0.1
Price/Mix	(3,160)	(3.6)	(1,727)	(3.9)	(1,125)	(4.4)	(6,012)	(3.8)
Foreign currency translation	111	0.1	2,482	5.7	(305)	(1.2)	2,288	1.5
Net change	(7,954)	(9.1)	8,713	20.0	(4,214)	(16.4)	(3,455)	(2.2)
Revenue – third quarter 2017	$78,936	51.6%	$52,457	34.3%	$21,514	14.1%	$152,907	100%

Lower sales volumes in the Americas and APAC as well as a shift in product mix and average selling prices across all geographic regions, offset by higher sales volume in EMEA and the favorable impact of foreign currency, primarily drive the decrease in consolidated revenue.

The decrease in revenue in the Americas region primarily reflects lower sales volumes and a shift in product mix and average selling prices. The increase in revenue in the EMEA region primarily reflects higher sales volumes, primarily driven by printer sales, Vertex materials, and the favorable impact of foreign currency. These impacts are slightly offset by a shift in product mix and average selling prices. The decrease in revenue in the Asia Pacific region primarily reflects lower demand combined with a shift in product mix and average selling prices.

For the quarters ended September 30, 2017 and 2016, revenue from operations outside the U.S., including Latin America, EMEA and APAC, was 50.7% and 45.8% of total revenue, respectively.

Table 4

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue – nine months 2016	$253,981	54.4%	$139,929	30.0%	$73,118	15.6%	$467,028	100%
Change in revenue:
Volume	(7,018)	(2.8)	20,442	14.6	(1,232)	(1.7)	12,192	2.6
Price/Mix	(4,870)	(1.9)	(661)	(0.5)	(3,428)	(4.7)	(8,959)	(1.9)
Foreign currency translation	402	0.2	(846)	(0.6)	(1,012)	(1.4)	(1,456)	(0.3)
Net change	(11,486)	(4.5)	18,935	13.5	(5,672)	(7.8)	1,777	0.4
Revenue – nine months 2017	$242,495	51.7%	$158,864	33.9%	$67,446	14.4%	$468,805	100%

Consolidated revenue remained relatively flat as increases in sales volume were offset by decreases related to shifts in product mix and average selling prices. The decrease in revenue in the Americas region primarily reflects lower sales volumes and a shift in product mix and average selling prices. The increase in revenue in the EMEA region reflects higher sales volumes, primarily driven by Vertex materials and printer sales, offset slightly by a shift in product mix and average selling prices. The decrease in revenue in the Asia Pacific region primarily reflects a shift in product mix and lower volumes.

For the nine months ended September 30, 2017 and 2016, revenue from operations outside the U.S., including Latin America, EMEA and APAC, was 50.0% and 47.3% of total revenue, respectively.

Gross profit and gross profit margins

Table 5 and Table 6 below set forth gross profit and gross profit margin for the quarters and  nine months ended September 30, 2017 and 2016, respectively:

Table 5

	Quarter Ended September 30,
	2017		2016		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$(360)	(0.7)%	$9,288	16.4%	$(9,648)	(103.9)%	(17.1)	(104.3)%
Materials	28,519	72.4	28,934	76.0	(415)	(1.4)	(3.6)	(4.7)
Services	30,363	46.5	30,715	49.7	(352)	(1.1)	(3.2)	(6.4)
Total	$58,522	38.3%	$68,937	44.1%	$(10,415)	(15.1)%	(5.8)	(13.2)%

The decrease in total consolidated gross profit is driven by changes in product mix. Also contributing to the decrease were the inventory adjustments totaling $12.9 million versus adjustments of $10.7 million in the same period of 2016. The 2017 inventory adjustment resulted from a comprehensive review of our portfolio and inventory during the quarter ended September 30, 2017. The 2017 inventory adjustment primarily related to legacy plastics printers, refurbished and used metals printers and parts that have shown little to no use over extended periods. The majority of this adjustment relates to the products category. Gross profit margin for materials decreased primarily due to the mix of sales, including the addition of Vertex traditional dental materials that carry lower margins. Gross profit margin for services decreased slightly, predominantly due to the decrease in on-demand manufacturing services margin to 40.9% for the quarter ended September 30, 2017 as compared to 43.7% for the quarter ended September 30, 2016.

Table 6

	Nine Months Ended September 30,
	2017		2016		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$34,255	22.7%	$43,790	26.8%	$(9,535)	(21.8)%	(4.1)	(15.3)%
Materials	91,753	72.8	89,934	76.8	1,819	2.0	(4.0)	(5.2)
Services	93,373	48.6	93,137	49.9	236	0.3	(1.3)	(2.6)
Total	$219,381	46.8%	$226,861	48.6%	$(7,480)	(3.3)%	(1.8)	(3.7)%

The decrease in total consolidated gross profit is driven by changes in product mix. Also contributing to the decrease were the inventory adjustments totaling $12.9 million versus adjustments of $10.7 million in the same period of 2016. The 2017 inventory adjustment resulted from a comprehensive review of our portfolio and inventory during the quarter ended September 30, 2017. The 2017 inventory adjustment primarily related to legacy plastics printers, refurbished and used metals printers and parts that have shown little to no use over extended periods. The majority of this adjustment relates to the products category. Gross profit margin for materials decreased primarily due to the mix of sales, including the addition of Vertex traditional dental materials that carry lower margins. Gross profit margin for services increased slightly, due to improvements in healthcare and other services margins, offset by on-demand manufacturing services gross profit margin that decreased to 43.3% for the nine months ended September 30, 2017, compared to 44.1% for the nine months ended September 30, 2016.

Operating expenses

Table 7 and Table 8 below set forth components of operating expenses for the quarters and  nine months ended September 30, 2017 and 2016, respectively:

Table 7

	Quarter Ended September 30,
	2017		2016		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$66,497	43.5%	$64,814	41.5%	$1,683	2.6%
Research and development expenses	24,360	15.9	26,140	16.7	(1,780)	(6.8)
Total operating expenses	$90,857	59.4%	$90,954	58.2%	$(97)	(0.1)%

Total operating expenses remained relatively flat for the quarter ended September 30, 2017 as compared to the quarter ended September 30, 2016. The increase in selling, general and administrative expenses is primarily due to investment in go to market and IT infrastructure, including additional talent and resources. Research and development expenses, excluding the $6.1 million impact of charges and write-offs in the prior year due to an updated strategy and project reprioritization, increased primarily due to investment in plastics, in particular our Figure 4 platform, metals, materials and software as well as additional talent and resources.

Table 8

	Nine Months Ended September 30,
	2017		2016		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$195,990	41.8%	$202,009	43.3%	$(6,019)	(3.0)%
Research and development expenses	71,661	15.3	67,345	14.4	4,316	6.4
Total operating expenses	$267,651	57.1%	$269,354	57.7%	$(1,703)	(0.6)%

Total operating expenses decreased modestly for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, reflecting lower selling, general and administrative expenses, offset by higher research and development expenses. Selling, general and administrative expenses decreased largely due to lower stock compensation expense due to the impact of adopting a new accounting standard that allowed us to change our policy for accounting for award forfeitures. The increase in research and development expenses, excluding the $6.1 million impact from charges and write-offs in the prior year due to an updated strategy and project reprioritization, was primarily due to investments in plastics, in particular our Figure 4 platform, metals, materials and software as wells as additional talent and resources.

Loss from operations

Table 9 below sets forth operating loss by geographic area for the quarters and  nine months ended September 30, 2017 and 2016, respectively:

Table 9

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Income (loss) from operations:
Americas	$(34,255)	$(21,525)	$(63,344)	$(40,458)
EMEA	(1,582)	(8,282)	2,459	(19,493)
Asia Pacific	3,891	8,434	14,064	19,537
Subtotal	(31,946)	(21,373)	(46,821)	(40,414)
Intercompany elimination	(389)	(644)	(1,449)	(2,079)
Total	$(32,335)	$(22,017)	$(48,270)	$(42,493)

The loss from operations increased $10.3 million and $5.8 million for the quarter and nine months ended September 30, 2017, respectively, when compared to the same periods at September 30, 2016. The operating loss changes were primarily driven by changes in gross profit and operating expenses. See “Gross profit and gross profit margins” and “Operating expenses” above.

With respect to the Americas, for the quarter and nine months ended September 30, 2017, as compared to the same periods of 2016, operating losses increased primarily due to the impact of inventory adjustments as described in Note 3 to the condensed consolidated financial statements and under Table 5 above. The Americas region also contains a significant portion of our corporate costs, which negatively impacts profitability compared to the other regions. Operating losses for the regions are also impacted by our transfer pricing policies on intercompany transactions between the regions.

The improvements in operating results for the EMEA region in the quarter and nine months ended September 30, 2017, as compared to the same periods of 2016, primarily reflect increased revenue, including the contribution of the acquisition of Vertex.

The decrease in income from operations in the Asia Pacific region for the quarter and nine months ended September 30, 2017, as compared to the same periods of 2016, reflects decreases in revenues.

Interest and other income, net

Table 10 below sets forth components of interest and other expense, net, for the quarters and  nine months ended September 30, 2017 and 2016, respectively:

Table 10

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest and other expense, net:
Interest income	$(227)	$(153)	$(555)	$(600)
Foreign exchange (gain) loss	822	1,123	(712)	(340)
Interest expense	237	272	699	1,053
Other (income) expense, net	425	382	691	1,177
Total interest and other income, net	$1,257	$1,624	$123	$1,290

Net loss

Table 11 and Table 12 below set forth components of net loss attributable to 3D Systems for the quarters and nine months ended September 30, 2017 and 2016, respectively:

Table 11

	Quarter Ended September 30,
(Dollars in thousands)	2017	2016	Change
Operating loss	$(32,335)	$(22,017)	$(10,318)
Less:
Interest and other expense, net	1,257	1,624	(367)
Provision for income taxes	3,723	(2,214)	5,937
Net income (loss) attributable to noncontrolling interests	355	(214)	569
Net loss attributable to 3D Systems	$(37,670)	$(21,213)	$(16,457)

Net loss per share — basic and diluted	$(0.34)	$(0.19)

Table 12

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	Change
Operating loss	$(48,270)	$(42,493)	$(5,777)
Less:
Interest and other expense, net	123	1,290	(1,167)
Provision for income taxes	6,831	665	6,166
Net income (loss) attributable to noncontrolling interests	833	(799)	1,632
Net loss attributable to 3D Systems	$(56,057)	$(43,649)	$(12,408)

Net loss per share — basic and diluted	$(0.50)	$(0.39)

Liquidity and Capital Resources

Table 13

			Change
(Dollars in thousands)	September 30, 2017	December 31, 2016	$	%
Cash and cash equivalents	$138,332	$184,947	$(46,615)	(25.2)%
Accounts receivable, net	122,420	127,114	(4,694)	(3.7)
Inventories	100,578	103,331	(2,753)	(2.7)
	361,330	415,392	(54,062)

Current portion of capitalized lease obligations	632	572	60	10.5
Accounts payable	46,388	40,514	5,874	14.5
Accrued and other liabilities	55,866	49,968	5,898	11.8
	102,886	91,054	11,832

Operating working capital	$258,444	$324,338	$(65,894)	(20.3)%

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

Cash held outside the U.S. at September 30, 2017 was $88.8 million, or 64.2% of total cash and equivalents, compared to $83.5 million, or 45.2% of total cash and equivalents at December 31, 2016. Cash held outside the U.S. is used in our foreign operations for working capital purposes and is considered to be permanently invested; consequently, we have not provided for any taxes on repatriation. Cash equivalents comprise funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See Cash flow, Credit facilities and Capitalized lease obligations below.

Days’ sales outstanding was 74 days at September 30, 2017 compared to 70 days at December 31, 2016 and accounts receivable more than 90 days past due decreased to 11.3% of gross receivables, from 12.5% at December 31, 2016. We review specific receivables periodically to determine the appropriate reserve for accounts receivable.

The majority of our inventory consists of finished goods, including products, materials and service parts. Inventory also consists of raw materials and spare parts for the in-house assembly and support service products. We outsource the assembly of certain 3D printers; therefore, we generally do not hold most parts for the assembly of these printers in inventory.

The changes that make up the other components of working capital not discussed above resulted from the ordinary course of business. Differences between the amounts of working capital item changes in the cash flow statement and the balance sheet changes for the corresponding items are primarily the result of foreign currency translation adjustments.

Cash flow

Table 14 summarizes the cash provided by (used in) operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the nine months ended September 30, 2017 and 2016:

Table 14

	Nine Months Ended September 30,
	2017	2016
(Dollars in thousands)
Cash provided by operating activities	$17,676	$38,240
Cash used in investing activities	(60,567)	(13,804)
Cash used in financing activities	(7,997)	(2,293)
Effect of exchange rate changes on cash	4,273	1,572
Net increase (decrease) in cash and cash equivalents	$(46,615)	$23,715

Cash flow from operating activities

Table 15 summarizes the components of cash provided by operating activities for the nine months ended September 30, 2017 and 2016:

Table 15

	Nine Months Ended September 30,
	2017	2016
(Dollars in thousands)
Net loss	$(55,224)	$(44,448)
Non-cash charges	83,408	89,473
Changes in working capital and all other operating assets	(10,508)	(6,785)
Net cash provided by operating activities	$17,676	$38,240

Net cash provided by operating activities for the nine months ended September 30, 2017 was $17.7 million. Excluding non-cash charges, net income provided $28.2 million of cash. Non-cash charges primarily consist of depreciation, amortization, stock-based compensation and inventory adjustments. Working capital requirements used $10.5 million of cash. The primary driver of the working capital outflow was increased spend for inventory of $13.9 million, payments of current liabilities of $4.7 million and other operating activities of $6.0 million. These amounts were partially offset by lower accounts receivable of $10.8 million and increases in account payables and deferred revenues of $3.5 million and $2.9 million, respectively. Differences between the amounts of working capital item changes in the cash flow statement and the balance sheet changes for the corresponding items are primarily the result of foreign currency translation adjustments.

Cash flow from investing activities

Table 16 summarizes the components of cash used in investing activities for the nine months ended September 30, 2017 and 2016:

Table 16

	Nine Months Ended September 30,
	2017	2016
(Dollars in thousands)
Cash paid for acquisitions, net of cash assumed	$(36,541)	$—
Purchases of property and equipment	(21,072)	(12,014)
Proceeds from disposition of property and equipment	271	—
Other investing activities	(2,350)	(1,000)
Additions to license and patent costs	(875)	(790)
Net cash used in investing activities	$(60,567)	$(13,804)

The primary outflows of cash relate to the acquisition of Vertex, which we acquired for an aggregate purchase price of $34.3 million, net of cash acquired, and investments in property, plant and equipment as we invest in infrastructure, add to our on-demand manufacturing service and equip facilities for new product development efforts.

Cash flow from financing activities

Table 17 summarizes the components of cash used in financing activities for the nine months ended September 30, 2017 and 2016:

Table 17

	Nine Months Ended September 30,
	2017	2016
(Dollars in thousands)
Payments on earnout consideration	$(3,206)	$—
Payments related to net-share settlement of stock-based compensation	(4,494)	(1,507)
Repayment of capital lease obligations	(297)	(786)
Net cash used in financing activities	$(7,997)	$(2,293)

Contractual commitments and off-balance sheet arrangements

Credit facilities

In October 2014, we entered into a $150.0 million five-year revolving, unsecured credit facility. The agreement provides for advances in the initial aggregate principal amount of up to $150.0 million. Subject to certain terms and conditions contained in the agreement, we may, at our option, request an increase in the aggregate principal amount available under the credit facility by an additional $75.0 million. As of September 30, 2017 and December 31, 2016, there was no outstanding balance on the credit facility. Based on current financial covenant limitations at September 30, 2017, availability on the credit facility would be approximately $150.0 million. Future results may impact availability. See Note 8 to the condensed consolidated financial statements.

Capitalized lease obligations

Our capitalized lease obligations include a lease agreement that we entered into during 2006 with respect to our Rock Hill, SC facility, in addition to other lease agreements assumed through acquisitions.  In accordance with ASC 840, “Leases,” we are considered an owner of the properties, therefore, we have recorded these amounts in our consolidated balance sheet with a corresponding capitalized lease obligation in the liabilities section of the consolidated balance sheet. Our outstanding capitalized lease obligations carrying value at September 30, 2017 and December 31, 2016 was $7.9 million and $8.2 million, respectively.

Other contractual arrangements

We lease certain of our facilities and equipment under non-cancelable operating leases. For the quarters ended September 30, 2017 and 2016, rent expense under operating leases was $4.0 million and $3.5 million, respectively.

Certain of our acquisition purchase agreements contain earnout payment provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts is $8.3 million and $10.8 million at September 30, 2017 and December 31, 2016, respectively.

Off-balance sheet arrangements

We have no off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose,” or similar unconsolidated entities for liquidity or financing purposes.

Recent Accounting Pronouncements

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”) and Note 1 to our condensed consolidated financial statements. The only change to our critical accounting policies during the nine months ended September 30, 2017 was a modification to the way in which we account for forfeitures of share-based awards. Specifically, beginning in the first quarter of 2017, we recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. This change did not have a material impact on our results of operations in the current period, and is not expected to have a material impact on results of operations in subsequent periods.

Critical Accounting Policies and Significant Estimates

Except as described below, there have been no material changes from the Critical Accounting Policies and Significant Estimates as previously disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Form 10-K.

Contingencies

We account for contingencies in accordance with ASC 450, “Contingencies” (“ASC 450”). ASC 450 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use our judgment. See Note 14 to the Financial Statements in Part I, Item 1 of this Form 10-Q and Note 22 to the consolidated financial statements in our Form 10-K.

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

Forward-looking statements are based upon management’s beliefs, assumptions and current expectations concerning future events and trends, using information currently available, and are necessarily subject to uncertainties, many of which are outside our control.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not, and should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include without limitation:

•	competitive industry pressures;
•	our ability to deliver products that meet changing technology and customer needs;
•	our ability to identify strategic acquisitions, to integrate such acquisitions into our business without disruption and to realize the anticipated benefits of such acquisitions;
•	impact of future write-off or write-downs of intangible assets;
•	our ability to acquire and enforce intellectual property rights and defend such rights against third party claims;

•	our ability to protect our intellectual property rights and confidential information, including our digital content, from third-party infringers or unauthorized copying, use or disclosure;
•	failure of our information technology infrastructure or inability to protect against cyber-attack;
•	our ability to generate net cash flow from operations;
•	our ability to obtain additional financing on acceptable terms;
•	impact of global economic, political and social conditions and financial markets on our business;
•	fluctuations in our gross profit margins, operating income or loss and/or net income or loss;
•	our ability to efficiently conduct business outside the U.S.;
•	our dependence on our supply chain for components and sub-assemblies used in our 3D printers and other products and for raw materials used in our print materials;
•	our ability to manage the costs and effects of litigation, investigations or similar matters involving us or our subsidiaries;
•	product quality problems that result in decreased sales and operating margin, product returns, product liability, warranty or other claims;
•	our ability to retain our key employees and to attract and retain new qualified employees, while controlling our labor costs;
•	our exposure to product liability claims and other claims and legal proceedings;
•	disruption in our management information systems for inventory management, distribution, and other key functions;
•	compliance with U.S. and other anti-corruption laws, data privacy laws, trade controls, economic sanctions, and similar laws and regulations;
•	changes in, or interpretation of, tax rules and regulations; and
•	compliance with, and related expenses and challenges concerning, conflict-free minerals regulations; and
•

the other factors discussed in the reports we file with or furnishes to the Securities and Exchange Commission (“SEC”) from time to time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of our Form 10-K filed with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks at December 31, 2016, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K. During the first nine months of 2017, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2016.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

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

Item 1A.  Risk Factors.

Except as described below, there have been no material changes from the risk factors as previously disclosed in our Form 10-K.

We have added the following risk factor titled “Export Compliance Exposure”:

Export Compliance Exposure

In October 2017 the Company received an administrative subpoena from the Bureau of Industry and Security of the Department of Commerce (“BIS”) requesting the production of records in connection with possible violations of U.S. export control laws, including with regard to its Quickparts.com, Inc. subsidiary. The Company is cooperating fully with the investigation, but cannot predict its ultimate resolution. The Company expects to incur significant legal costs and other expenses in connection with responding to the investigation.

If the U.S. government finds that the Company has violated one or more export control laws or trade sanctions, the Company could be subject to various penalties. By statute, these penalties can include but are not limited to fines, which may be significant, denial of export privileges, and debarment from participation in U.S. government contracts; and any assessment of penalties could also harm the Company’s reputation, create negative investor sentiment, and affect the Company’s share value. The Company cannot at this time predict when BIS will conclude its investigation or determine an estimated cost, if any, or range of costs, for any penalties or fines that may be incurred upon resolution of this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter or nine months ended September 30, 2017, except for unvested restricted stock awards repurchased or forfeited pursuant to our 2004 and 2015 Incentive Stock Plans.

	Total number of shares (or units) purchased		Average price paid per share (or unit)		Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2017 - January 31, 2017	31,761		$13.69		—	$—
February 1, 2017 - February 28, 2017	35,710		16.61		—	—
March 1, 2017 - March 31, 2017	2,285		14.49		—	—
April 1, 2017 - April 30, 2017	20,369		14.87		—	—
May 1, 2017 - May 31, 2017	17,777		21.65		—	—
June 1, 2017 - June 30, 2017	9,229		20.67		—	—
July 1, 2016 - July 31, 2016	13,687		17.13		—	—
August 1, 2016 - August 31, 2016	127,259		17.08		—	—
September 1, 2016 - September 30, 2016	12,970		12.93		—	—
Total	271,047	(a)	$16.57	(b)	—	$—

(a)	Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.

(b)	The average price paid reflects the average market value of shares withheld for tax purposes.

Item 6.  Exhibits.

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

3.3

Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

3.4

Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

3.5

Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on October 7, 2011.  (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 7, 2011.)

3.6

Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on May 21, 2013. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 22, 2013.)

3.7	Amended and Restated By-Laws of 3D Systems Corporation. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2016.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 31, 2017.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 31, 2017.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 31, 2017.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 31, 2017.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: October 31, 2017