Form 10-K
period 2017-12-31
3D SYSTEMS CORP
filed 2018-03-14
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10‑K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2017 was $1,979,637,446. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of the registrant were “held by affiliates.” This assumption is not to be deemed an admission by these persons that they are affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock as of March 7, 2018 was 113,805,067.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

A

3D SYSTEMS CORPORATION

Annual Report on Form 10‑K for the
Year Ended December 31, 2017

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “believes,” “belief,” “expects,” “may”, “will”, “estimates,” “intends,” “anticipates,” or “plans” or the negative of these terms or other comparable terminology.  Forward-looking statements are based upon management’s beliefs, assumptions and current expectations concerning future events and trends, using information currently available, and are necessarily subject to uncertainties, many of which are outside our control. Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not, and should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. A number of important factors could cause actual results to differ materially from those expressed in or implied by the forward-looking statements.  Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” All subsequent written and oral forward-looking statements attributable to the Company or to individuals acting on our behalf are expressly qualified in their entirety by this discussion. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1. Business

General

3D Systems Corporation (“3D Systems” or the “Company” or “we” or “us”) is a holding company incorporated in Delaware in 1993 that markets our products and services through subsidiaries in North America and South America (collectively referred to as “Americas”), Europe and the Middle East (collectively referred to as “EMEA”) and the Asia Pacific region (“APAC”). We provide comprehensive 3D printing solutions, including 3D printers, materials, software, on demand manufacturing services and digital design tools. Our solutions support advanced applications in a wide range of industries and key verticals including healthcare, aerospace, automotive and durable goods. Our precision healthcare capabilities include simulation, Virtual Surgical Planning (“VSP™”), and printing of medical and dental devices, anatomical models, and surgical guides and instruments. We have over 30 years of experience and expertise which have proven vital to our development of end-to-end solutions that enable customers to optimize product designs, transform workflows, bring innovative products to market and drive new business models.

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

Products

We offer a comprehensive range of 3D printers, materials, software, haptic design tools, 3D scanners and virtual surgical simulators.

3D Printers and Materials

Our 3D printers transform digital data input generated by 3D design software, CAD software or other 3D design tools, into printed parts using several unique print engines that employ proprietary, additive layer by layer building processes with a variety of materials. We offer a broad range of 3D printing technologies including Stereolithography (“SLA”), Selective Laser Sintering (“SLS”), Direct Metal Printing (“DMP”), MultiJet Printing (“MJP”) and ColorJet Printing (“CJP”), which are discussed in more detail below.

Our printers utilize a wide range of materials, the majority of which are proprietary materials that we develop, blend and market. Our comprehensive range of materials includes plastic, nylon, metal, composite, elastomeric, wax, polymeric dental materials and Class IV bio-compatible materials. We augment and complement our portfolio of engineered materials with materials that we purchase or develop with third parties under private label and distribution arrangements.

We work closely with our customers to optimize the performance of our materials in their applications. Our expertise in materials science and formulation, combined with our processes, software and equipment, enables us to provide unique and highly specialized materials and help our customers select the material that best meets their needs with optimal cost and performance results.

As part of our solutions approach, our currently offered printers, with the exception of direct metal printers, have built-in intelligence to make them integrated, closed systems. For these integrated printers, we furnish materials specifically designed for use in those printers which are packaged in smart cartridges and utilize material delivery systems. These integrated materials are designed to enhance system functionality, productivity, reliability and materials shelf life, in addition to providing our customers with a built-in quality management system and a fully integrated workflow solution.

SLA Printers

Our SLA 3D printers cure liquid resin materials with light or a laser to produce durable plastic parts with surface smoothness, high resolution, edge definition and tolerances that rival the accuracy of machined or molded plastic parts. We offer SLA printers with a wide range of materials, sizes and price points, which are designed for prototyping, end-use part production, casting patterns, molds, tooling, fixtures and medical models.

Figure 4™, a light-based SLA platform, is an ultra-fast additive manufacturing technology with a discrete module design. This design allows a range of products and configurations to meet customer needs from a stand-alone product to modular products to fully-automated solutions, all of which we plan to bring to market in 2018. Unlike other photopolymer 3D printing, Figure 4 is capable of manufacturing parts in hybrid materials (multi-mode polymerization) that offer toughness, durability, biocompatibility, high temperature deflection and elastomeric properties. These capabilities enable new end-use applications in healthcare, dental, durable goods, automotive, aerospace and other verticals.

For SLA printers, we offer a variety of liquid resin materials, primarily under the Accura® brand name. The resins are designed to mimic specific, engineered thermoplastics and provide a wide range of characteristics, including tough, durable, clear, castable, polypropylene-like, ABS-like, high-temperature resistant and Class IV bio-compatible materials. We also offer dental materials for light-based SLA 3D printers under our NextDent™ brand name.

SLS Printers

Our SLS 3D printers use a laser beam to melt and fuse powder-based nylon, engineered plastic and composite materials to produce very strong and durable parts. Customer uses of our SLS printers include functional test models and end-use parts, such as housings, machinery components, ducting, tooling, jigs and fixtures and medical devices and personalized surgery kits and guides.

Our proprietary SLS materials include a range of flexible and rigid plastics, nylons and composite materials marketed under the DuraForm®, LaserForm® and CastForm™ brand names. These materials are available in a variety of lightweight, tough, versatile, high temperature, flexible and durable formulations.

DMP Printers

Our DMP solutions use a laser beam to sinter powders in a variety of metals to produce fully dense parts with outstanding purity, surface finish and resolution. We offer DMP solutions that can process a wide range of materials and powders, including materials with very fine granularity and proven manufacturing applications. We sell DMP systems in various sizes and configurations. Certain models are optimized for specific metals, including titanium, stainless steel and nickel super alloys. Our DMP printers are used in medical and dental implants, aerospace, automotive and hi-tech and industrial applications, such as conformal cooling, enhanced fluid flow and other complex, lightweight parts.

We offer metal powder materials for our DMP printers, including titanium, stainless steels, tool steels, super alloys, non-ferrous alloys, precious metals and aluminum.

MJP Printers

Our MJP 3D printers utilize jetting head technology to deliver precise, tough parts with exceptional resolution in plastic, wax, elastomeric and engineered materials that we sell under the VisiJet® brand name. Our MJP printers offer the capability to print in real wax as well as rigid and flexible plastics and multiple materials in one build, making them ideal for mechanical functional testing, rapid tooling, jigs and fixtures, casting patterns, over-molding and medical models.

CJP Printers

Our CJP 3D printers produce parts from our VisiJet branded, powder-based ceramic-like materials. CJP printers build high-definition, full-color parts that can be sanded, drilled, infiltrated, painted and electroplated, which further expands the options available for finished part characteristics. CJP printers are ideal for producing models used in mechanical design, healthcare, architecture, education, entertainment and packaging applications.

Software and Related Products

We also provide digital design tools, including software, scanners and haptic devices. We offer solutions for product design, mold and die design, 3D scan-to-print, reverse engineering, production machining, metrology and inspection. These products are designed to enable a seamless workflow for customers, and are marketed under our Geomagic®, Cimatron® and GibbsCAM® brand names. We also offer proprietary software and drivers with our printers that provide part review, part preparation, part placement, automated support building and placement, build platform management and print queue management capabilities.

Other Products

As part of our portfolio of precision healthcare solutions, we offer 3D virtual reality simulators and simulator modules for medical applications. These 3D simulators are sold under our Simbionix™ brand name and offer clinicians a realistic, hands-on experience to master critical skills, prepare for upcoming procedures and create patient specific simulations and operating room environments through augmented reality and virtual reality. We also provide digitizing scanners for medical and mechanical applications.

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

We provide these services, spare parts and field support either directly or through a network of reseller partners. We employ customer-support sales engineers to support our worldwide customer base, and we are continuing to strengthen and enhance our partner network.

Our 3D printers are sold with maintenance support that generally covers a warranty period ranging from 90 days to one year. We generally offer service contracts that enable our customers to continue service and maintenance coverage beyond the initial warranty period. These service contracts are offered with various levels of support and options and are priced accordingly. Our service engineers provide regularly scheduled preventive maintenance visits to customer sites, and we also provide training to our partners to enable them to perform these services.

From time to time, we also offer upgrade kits for certain of our printers that enable our existing customers to take advantage of new or enhanced printer capabilities. In some cases, we have discontinued upgrade support and maintenance agreements for certain of our older legacy printers.

On Demand Manufacturing Solutions

We provide on demand manufacturing services through facilities worldwide in the Americas, EMEA and APAC. We provide a broad range of prototyping, production and finishing capabilities for precision plastic and metal parts and tooling with a wide range of additive and traditional manufacturing processes.

In addition to the sales of parts to customers, we, and our partners, utilize our on demand manufacturing operation as a sales and lead generation tool. Third party preferred service providers also use our on demand manufacturing service as their comprehensive order-fulfillment center, and customers can use our facilities as fulfilment centers in disaster recovery plans. We also provide professional 3D scanning, printing and parts production related to the entertainment industry through our Gentle Giant™ brand.

Software Services

In addition to our software license products described above, we offer software maintenance, which includes updates and support for our software products. Our software is sold with maintenance service that generally covers a period of one year. After this initial period, we offer single and multi-year maintenance contracts that enable our customers to continue coverage. These software service contracts typically include free software updates and various levels of technical support.

Healthcare Services

As part of our precision healthcare services, we provide surgical planning, modeling, prototyping and manufacturing services. We offer printing and finishing of medical and dental devices, anatomical models and surgical guides and tools, as well as modeling, design and planning services, including virtual surgical planning, VSP™. We also provide service and maintenance for our surgical simulator products.

Global Operations

We operate in the Americas, EMEA and APAC regions, and market our products and services in those areas as well as to other parts of the world.

In maintaining operations outside the United States  (the “U.S.”), we expose our business to risks inherent in such operations, including currency exchange rate fluctuations. Information on foreign exchange risk appears in Part I, Item 1A, “Risk Factors”, Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Financial information about geographic areas, including revenue, long-lived assets and cash balances, appears in Note 20 to the Consolidated Financial Statements and in Part I, Item 1A, “Risk Factors”, Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

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

We sell our solutions globally through a direct sales force, partner channel and in certain geographies, appointed distributors. Our go-to-market and sales organization includes regional general managers, channel managers, direct sales people and application engineers and other support staff throughout the Americas, EMEA and APAC, who are responsible for the sale of products and services and for the management of our network of channel partners.

Additionally, our application engineers provide pre-sales and post-sales support, assist customers with leveraging our latest solutions and production techniques and help identify new applications and sales opportunities. Our on demand manufacturing service also expands our customer relationships and generates leads for future sales.

Our customers include major companies as well as small and midsize businesses in a broad range of industries, including medical, dental, automotive, aerospace, durable goods, government, defense, technology, jewelry, electronics, education, consumer goods, energy and others. No single customer accounted for more than 10 percent of our consolidated revenue for the years ended December 31, 2017, 2016 or 2015.

Production and Supplies

At our Rock Hill, South Carolina location, we assemble MJP, CJP and certain models of our SLA 3D printers, as well as other equipment related to these printers. We assemble certain models of our DMP printers in our Riom, France facility. We produce our Simbionix branded 3D simulators in Airport City, Israel.

We outsource certain SLA, SLS and DMP printer assembly and refurbishment activities to selected design, engineering and manufacturing companies in the U.S. and Belgium. We purchase finished printers from these suppliers pursuant to forecasts and customer orders that we supply to them. These suppliers also carry out quality control procedures on our printers prior to their shipment to customers. As part of these activities, these suppliers have responsibility for procuring the components and sub-assemblies either from us or third-party suppliers. While the outsourced suppliers of our printers have responsibility for the supply chain and inventory of components for the printers they assemble, the components, parts and sub-assemblies that are used in our printers are generally available from several potential suppliers.

We produce materials at our facilities in Rock Hill, South Carolina, Marly, Switzerland and Soesterberg, Netherlands. We also have arrangements with third parties who blend certain materials according to our specifications that we sell under our own brand names, and we purchase certain materials from third parties for resale to our customers.

Our equipment assembly and materials blending activities, on demand manufacturing services and certain research and development activities are subject to compliance with applicable federal, state and local provisions regulating the storage, use and discharge of materials into the environment. We believe that we are in compliance, in all material respects, with such regulations as currently in effect, and we expect continued compliance with them will not have a material adverse effect on our capital expenditures, results of operations or consolidated financial position.

Research and Development

The 3D printing industry continues to experience rapid technological change and developments in hardware, software and materials. Consequently, we have ongoing research and development programs to develop new products and to enhance our portfolio of products and services, as well as to improve and expand the capabilities of our solutions. Our efforts are often augmented by development arrangements with research institutions, customers, suppliers, assembly and design firms, engineering companies, materials companies and other partners.

Research and development expenses were $94.6 million, $88.4 million and $92.8 million in 2017, 2016 and 2015, respectively.

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

Intellectual Property

We regard our technology platforms and materials as proprietary and seek to protect them through copyrights, patents, trademarks and trade secrets.  We held 1,171 patents worldwide at both December 31, 2017 and 2016. At December 31, 2017 and 2016, we had 271 and 249 pending patent applications worldwide, respectively. The principal issued patents covering aspects of our various technologies will expire at varying times through the year 2027.

In addition, we are a party to various licenses that have had the effect of broadening the range of the patents, patent applications and other intellectual property available to us.

We have also entered into licensing or cross-licensing arrangements with various companies in the U.S. and other countries that enable those companies to utilize our technologies in their products or that enable us to use their technologies in our products. Under certain of these licenses, we are entitled to receive, or we are obligated to pay, royalties for the sale of licensed products in the U.S. or in other countries. The amount of such royalties was not material to our results of operations or financial position for the three-year period ended December 31, 2017.

We believe that, while our patents and licenses provide us with a competitive advantage, our success also depends on our marketing, business development, applications know-how and ongoing research and development efforts. Accordingly, we believe the expiration of any of the patents, patent applications or licenses discussed above would not be material to our business or financial position.

Competition

We compete with other suppliers of 3D printers, materials, software and healthcare solutions as well as with suppliers of conventional manufacturing solutions. We compete with these suppliers for customers as well as channel partners for certain of our products. We also compete with businesses and service bureaus that use such equipment to produce models, prototypes, molds and end-use parts.  Development of new technologies or techniques not encompassed by the patents that we own or license may result in additional future competition.

Our competitors operate both globally and regionally, and many of them have well-recognized brands and product lines. Additionally, certain of our competitors are well established and may have greater financial resources than us.

We believe principal competitive factors include technology capabilities, materials, process and application know-how, total cost of operation of solution, product reliability and the ability to provide a full range of products and services to meet customer needs. We believe that our future success depends on our ability to provide high quality solutions, introduce new products and services to meet evolving customer needs and market opportunities, and extend our technologies to new applications. Accordingly, our ongoing research and development programs are intended to enable us to continue technology advancement and develop innovative new solutions for the marketplace.

Employees

At December 31, 2017, we had 2,666 full-time and part-time employees, compared to 2,445 at December 31, 2016.  None of our U.S. employees are covered by collective bargaining agreements, however, some of our employees outside the U.S. are subject to local statutory employment and labor arrangements. We have not experienced any material work stoppages and believe that our relations with our employees are satisfactory.

Available Information

Our website address is www.3DSystems.com. The information contained on our website is neither a part of, nor incorporated by reference into, this Form 10-K or any other document that we file with or furnish to the Securities and Exchange Commission (“SEC”). We make available free of charge through our website our Annual Reports on Form 10 K, Quarterly Reports on Form 10 Q, Current Reports on Form 8 K, amendments to those reports and other documents that we file with the SEC, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, from which investors can electronically access our SEC filings.

Many of our corporate governance materials, including our Code of Conduct, Code of Ethics for Senior Financial Executives and Directors, Corporate Governance Guidelines, current charters of each of the standing committees of the Board of Directors and our corporate charter documents and by-laws are available on our website.

Executive Officers

The information appearing in the table below sets forth the position or positions held by each of our executive officers and his age as of March 14, 2018. All of our executive officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our executive officers or directors.

Name and Current Position	Age as of March 14, 2018
Vyomesh I. Joshi
President and Chief Executive Officer	63
Charles W. Hull
Executive Vice President and Chief Technology Officer	78
Andrew M. Johnson
Executive Vice President, Chief Legal Officer and Secretary	43
Kevin P. McAlea
Executive Vice President and Chief Operating Officer, Healthcare	59
John N. McMullen
Executive Vice President, Chief Financial Officer	59

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

Dr. McAlea currently serves as Executive Vice President, General Manager, Metals & Healthcare. Dr. McAlea joined the Company in 2001 and has served in various executive positions since that time.

Mr. McMullen joined the Company as Executive Vice President, Chief Financial Officer in July 2016. From 2014 to 2016, he was Chief Financial Officer of Eastman Kodak Company, a technology company focused on imaging. Before that, Mr. McMullen had a 32 year career at HP and its acquired companies, including positions as Senior Vice President of Finance and Corporate Treasurer of HP, Chief Financial Officer of HP’s Imaging and Printing Group and Vice President of Finance and Strategy for Compaq’s Worldwide Sales and Services Group.

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

We compete for customers with a wide variety of producers of equipment and software for models, prototypes, other three-dimensional objects and end-use parts as well as producers of materials and services for this equipment. Some of our existing and potential competitors are researching, designing, developing and marketing other types of competitive equipment and software, materials and services. Certain of these competitors may have financial, marketing, manufacturing, distribution and other resources substantially greater than ours.

We also expect that future competition may arise from the development of allied or related techniques for equipment and materials that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop certain products and from improvements to existing materials and equipment technologies.

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

We intend to follow a strategy of continuing product development to enhance our position to the extent practicable. We cannot assure you that we will be able to maintain our current position in the field or continue to compete successfully against current and future sources of competition. If we do not keep pace with technological change and introduce new products, we may lose revenue and demand for our products. We also incur significant costs associated with the investment in our product development in furtherance of our strategy that may not result in increased revenue or demand for our products and that could negatively affect our operating results.

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

•

Develop new products, services and technologies that address the increasingly sophisticated and varied needs of prospective customers, particularly in the area of printer speeds and materials functionality;

•	Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis; or

•	Recruit or retain key technology employees.

If we are unable to meet changing technology and customer needs, our competitive position, revenue, results of operations and financial condition could be adversely affected.

We have made, and may make in the future, strategic acquisitions that may involve significant risks and uncertainties.  We may not realize the anticipated benefits of past or future acquisitions and integration of these acquisitions may disrupt our business and divert management attention.

From time to time, we evaluate acquisition candidates that fit our business objectives. For example, in January 2017, we acquired Vertex-Global Holding B.V. (“Vertex”), a provider of dental materials. Acquisitions involve certain risks and uncertainties, including, among others, the following:

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

Changes in business conditions may cause goodwill and other intangible assets to become impaired.

Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized and remains on our balance sheet indefinitely unless there is an impairment or a sale of a portion of the business. Goodwill is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Such circumstances include a significant adverse change in the business climate or a decision to dispose of a business or product line. We face some uncertainty in our business environment due to a variety of challenges, including changes in customer demand. We may experience unforeseen circumstances that adversely affect the value of our goodwill or intangible assets and trigger an evaluation of the amount of the recorded goodwill and intangible assets. Future write-offs of goodwill or other intangible assets as a result of an impairment in the business could materially adversely affect our results of operations and financial condition.

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings.

In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights or disputes related to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, and may in the future be, subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation may be costly and can be disruptive to our business operations by diverting attention and energies of management and key technical personnel, and by increasing our costs of doing business. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes, which could adversely affect our results of operations and financial condition.

Third-party intellectual property claims asserted against us could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from assembling or licensing certain of our products, subject us to injunctions restricting our sale of products, cause severe disruptions to our operations or the marketplaces in which we compete or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products. Any of these could seriously harm our business.

We may not be able to protect our intellectual property rights and confidential information, including our digital content, from third-party infringers or unauthorized copying, use or disclosure.

Although we defend our intellectual property rights and endeavor to combat unlicensed copying and use of our digital content and intellectual property rights through a variety of techniques, preventing unauthorized use or infringement of our rights (“piracy attacks”) is inherently difficult. If our intellectual property becomes subject to piracy attacks, our business may be harmed.

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

If we do not generate net cash flow from operations and if we are unable to raise additional capital, our financial condition could be adversely affected and we may not be able to execute our growth strategy.

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

The lack of additional capital resulting from any inability to generate cash flow from operations or to raise equity or debt financing could force us to substantially curtail or cease operations and would, therefore, have an adverse effect on our business and financial condition. Furthermore, we cannot assure you that any necessary funds, if available, would be available on attractive terms or that they would not have a significantly dilutive effect on our existing stockholders. If our financial condition were to worsen and we become unable to attract additional equity or debt financing or enter into other strategic transactions, we could become insolvent or be forced to declare bankruptcy, and we would not be able to execute our growth strategy.

Global economic, political and social conditions and financial markets may harm our ability to do business, adversely affect our sales, costs, results of operations and cash flow.

We are subject to global economic, political and social conditions that may cause customers to delay or reduce technology purchases due to economic downturns, difficulties in the financial services sector and credit markets, geopolitical uncertainties and other macroeconomic factors affecting spending behavior. We face risks that may arise from financial difficulties experienced by our suppliers, resellers or customers, including, among others, the following:

•

Customers or partners to whom we sell our products and services may face financial difficulties or may become insolvent, which could lead to our inability to obtain payment of accounts receivable that those customers may owe;

•	Customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products;

•

Key suppliers of raw materials, finished products or components used in the products that we sell may face financial difficulties or may become insolvent, which could lead to disruption in the supply of printers, materials or spare parts to our customers; and

•	The inability of customers, including resellers, suppliers and contract manufacturers, to obtain credit financing to finance purchases of our products and raw materials used to build those products.

Our uneven sales cycle makes planning and inventory management difficult and future financial results less predictable.

Our quarterly sales often have reflected a pattern in which a disproportionate percentage of each quarter’s total sales occurs towards the end of the quarter. This uneven sales pattern makes predicting net revenue, earnings, cash flow from operations and working capital for each financial period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in each quarter and such orders may be cancelled. Depending on when they occur in a quarter, developments such as an information systems failure, component pricing movements, component shortages or global logistics disruptions could adversely impact our inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.

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

We derive a significant portion of our revenue from business conducted outside the U.S. and are subject to the risks of doing business outside the U.S.

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

We depend on our supply chain for components and sub-assemblies used in our 3D printers and other products and for raw materials used in our materials. If these relationships were to terminate or be disrupted, our business could be disrupted while we locate alternative suppliers and our expenses may increase.

We  have outsourced the assembly of certain of our printers to third party suppliers. In addition, we purchase components and sub-assemblies for our printers from third-party suppliers, and we purchase raw materials that are used in our materials, as well as certain of those materials, from third-party suppliers.

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

We may be involved from time to time in a variety of litigation, investigations, inquiries or similar matters arising out of our business, including those described in Note 21 to the Consolidated Financial Statements. We cannot predict the outcome of these or any other legal matters.  In the future, we may need to record litigation reserves with respect to these matters because our insurance may not cover all claims that may be asserted against us. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations.

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

This risk of product liability claims may also be greater due to the use of certain hazardous chemicals used in the production of certain of our products, including irritants, harmful chemicals and chemicals dangerous to the environment. We may also be subject to claims that our products have been, or may be used to, create parts that are not in compliance with legal requirements or that infringe on the intellectual property rights of others.

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

In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”) and United Kingdom Bribery Act (the “Bribery Act”), export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), the State Department's Directorate of Defense Trade Controls (“DDTC”) and the Bureau of Industry and Security (“BIS”) of the Department of

Commerce. As a result of doing business in foreign countries and with foreign customers, we are exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations.

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

Violations of anti-corruption and trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment and could harm our reputation, create negative shareholder sentiment and affect our share value. We have established policies and procedures designed to assist our compliance with applicable U.S. and international anti-corruption and trade control laws and regulations, including the FCPA, the Bribery Act and trade controls and sanctions programs administered by OFAC, the DDTC and BIS, and have trained our employees to comply with these laws and regulations. However, there can be no assurance that all of our employees, consultants, agents or other associated persons will not take actions in violation of our policies and these laws and regulations. Additionally, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage or provide a defense to any alleged violation. In particular, we may be held liable for the actions that our joint venture partners take inside or outside of the United States, even though our partners may not be subject to these laws. Such a violation, even if our policies prohibit it, could have an adverse effect on our reputation, business, financial condition and results of operations. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries, persons and entities, which could adversely affect our reputation, business, financial condition and results of operations.

We have received an administrative subpoena from the Bureau of Industry and Security of the Department of Commerce requesting information related to possible violations of U.S. export control laws.

In October 2017, we received an administrative subpoena from the BIS requesting the production of records in connection with possible violations of U.S. export control laws, including with regard to our Quickparts.com, Inc. (“Quickparts”) subsidiary. In addition, while collecting information responsive to the above-referenced subpoena, we identified potential violations of the ITAR administered by the DDTC and potential violations of the Export Administration Regulations administered by the BIS. On February 12, 2018, we submitted an initial notice of voluntary disclosure to DDTC in which we identified certain potentially unauthorized exports of technical data.  We are continuing to conduct an internal review and are cooperating fully with BIS and DDTC, but cannot at this time predict the ultimate resolution of this matter. We expect to incur significant legal costs and other expenses in connection with responding to these inquiries.

As noted above, if the U.S. government finds that we have violated one or more export control laws or trade sanctions, we could be subject to various penalties. By statute, these penalties can include but are not limited to fines, which may be significant, denial of export privileges, and debarment from participation in U.S. government contracts; and any assessment of penalties could also harm our reputation, create negative investor sentiment, and affect the trading price of our common stock. In connection with any resolution, we may also be required to undertake additional remedial compliance measures and program monitoring.  We cannot at this time predict when BIS and/or DDTC will conclude their investigations or determine an estimated cost, if any, or range of costs, for any penalties or fines that may be incurred upon resolution of this matter.

Changes in, or interpretation of, tax rules and regulations may impact our effective tax rate and future profitability.

We are a U.S. based, multinational company subject to taxation in multiple U.S. and foreign tax jurisdictions. Our future effective tax rates could be adversely affected by changes in statutory tax rates or interpretation of tax rules and regulations in jurisdictions in which we do business, changes in the amount of revenue or earnings in the countries with varying statutory tax rates, or by changes in the valuation of deferred tax assets and liabilities. The U.S. Tax Cuts and Jobs Act (“Tax Act”) is one such example of recent legislation that impacts the effective rate and tax posture of the Company. For additional details see Note 19 to the Consolidated Financial Statements.

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

Regulation in the areas of privacy, data protection and information security could increase our costs and affect or limit our business opportunities and how we collect and/or use personal information.

As privacy, data protection and information security laws, including data localization laws, are interpreted and applied, compliance costs may increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place. In recent years, there has been increasing regulatory enforcement and litigation activity in the areas of privacy, data protection and information security in the U.S. and in various countries in which we operate.

In addition, state and federal legislators and/or regulators in the U.S. and other countries in which we operate are increasingly adopting or revising privacy, data protection and information security laws that potentially could have significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. New legislation or regulation could increase our costs of compliance and business operations and could reduce revenues from certain business initiatives. Moreover, the application of existing or new laws to existing technology and practices can be uncertain and may lead to additional compliance risk and cost.

Compliance with current or future privacy, data protection and information security laws relating to consumer and/or employee data could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could materially and adversely affect our profitability. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, customer attrition, decreases in the use or acceptance of our products and services and damage to our reputation and our brand.

Our business involves the use of hazardous materials, and we must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do business.

Our business involves the blending, controlled storage, use and disposal of hazardous materials. We and our suppliers are subject to federal, state, local and foreign laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe the safety procedures we utilized for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, local, state, federal or foreign authorities may curtail the use of these materials and interrupt our business operations. If we are subject to any liability as a result of activities involving hazardous materials, our business and financial condition may be adversely affected and our reputation may be harmed.

Our common stock price has been and may continue to be volatile.

The market price of our common stock has experienced, and may continue to experience, considerable volatility. Between January 1, 2016 and December 31, 2017, the trading price of our common stock has ranged from a low of $6.00 per share to a high of $23.70 per share. Numerous factors could have a significant effect on the price of our common stock, including those described or referred to in this “Risk Factors” section of this Form 10-K, as well as, among other things:

•	Our perceived value in the securities markets;

•	Overall trends in the stock market;

•	Announcements of changes in our forecasted operating results or the operating results of one or more of our competitors;

•	The impact of changes in our results of operations, our financial condition or our prospects;

•	Future sales of our common stock or other securities (including any shares issued in connection with earn-out obligations for any past or future acquisition);

•	Market conditions for providers of products and services such as ours;

•	Executive level management uncertainty or change;

•	Changes in recommendations or revenue or earnings estimates by securities analysts; and

•	Announcements of acquisitions by us or one of our competitors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located in Rock Hill, South Carolina. As of December 31, 2017, we owned minimal facilities and we leased approximately 1.1 million square feet, primarily located in the U.S., as summarized below.

	Square Feet (in thousands)
	Americas		EMEA		APAC		TOTAL
	Leased	Owned	Leased	Owned	Leased	Owned	Leased	Owned
Primary Function Category:
Corporate headquarters	80	—	—	—	—	—	80	—
Manufacturing and warehouse	381	—	172	—	—	—	553	—
Research and development	166	—	—	—	28	—	194	—
Services	147	44	71	—	21	—	239	44
Sales, general and other administrative	—	—	12	—	—	—	12	—
Total square feet	774	44	255	—	49	—	1,078	44

Our headquarters also serves as a research and development site. Other major research and development locations include Cary, North Carolina; San Diego, California; Seoul, Korea; Tel Aviv, Israel; Valencia, California and Wilsonville, Oregon, among others. We believe our existing facilities and equipment are in good operating condition and are suitable for our business in the manner that it is currently conducted. We expect to continue to make investments in capital equipment as needed to meet anticipated demand for our products. See “Item 1. Business – Production and Supplies” and Notes 12 and 20 to the Consolidated Financial Statements for further discussion of our facilities.

Item 3. Legal Proceedings

Securities and Derivative Litigation

The Company and certain of its former executive officers have been named as defendants in a consolidated putative stockholder class action lawsuit pending in the United States District Court for the District of South Carolina. The consolidated action is styled KBC Asset Management NV v. 3D Systems Corporation, et al., Case No. 0:15-cv-02393-MGL. The Amended Consolidated Complaint (the “Complaint”), which was filed on December 9, 2015, alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions and that the former officers are control persons under Section 20(a) of the Exchange Act. The Complaint was filed on behalf of stockholders who purchased shares of the Company’s common stock between October 29, 2013, and May 5, 2015 and seeks monetary damages on behalf of the purported class. Defendants filed a motion to dismiss the Complaint in its entirety on January 14, 2016, which was denied by Memorandum Opinion and Order dated July 25, 2016 (the “Order”). Defendants filed a motion for reconsideration of the Order on August 4, 2016, which was denied by Order dated February 24, 2017.  On September 28, 2017, the court granted Lead Plaintiff’s Motion for Class Certification.  On February 15, 2018, following mediation, the parties entered into a Stipulation of Settlement that provides for, among other things, payment of $50 million by the Company’s insurance carriers and a mutual exchange of releases. The Stipulation of Settlement calls for a dismissal of all claims against the Company and the individual defendants with prejudice following Court approval, a denial by defendants of any wrongdoing, and no admission of liability. On February 15, 2018, Lead Plaintiff filed an Unopposed Motion for Preliminary Approval of Class Action Settlement.  On February 21, 2018, the Court entered an Order Preliminarily Approving Settlement and Providing for Notice.  The final approval hearing has been scheduled for June 25, 2018.

Nine related derivative complaints have been filed by purported Company stockholders against certain of the Company’s former executive officers and members of its Board of Directors.  The Company is named as a nominal defendant in all nine actions. The derivative complaints are styled as follows: (1) Steyn v. Reichental, et al., Case No. 2015-CP-46-2225, filed on July 27, 2015 in the Court of Common Pleas for the 16th Judicial Circuit, County of York, South Carolina (“Steyn”); (2) Piguing v. Reichental, et al., Case No. 2015-CP-46-2396, filed on August 7, 2015 in the Court of Common Pleas for the 16th Judicial Circuit, County of York, South Carolina (“Piguing”); (3) Booth v. Reichental, et al., Case No. 15-692-RGA, filed on August 6, 2015 in the United States District Court for the District of Delaware; (4) Nally v. Reichental, et al., Case No. 15-cv-03756-MGL, filed on September 18, 2015 in the United States District Court for the District of South Carolina (“Nally”); (5) Gee v. Hull, et al., Case No. BC-610319, filed on February 17, 2016 in the Superior Court for the State of California, County of Los Angeles (“Gee”); (6) Foster v. Reichental, et al., Case No. 0:16-cv-01016-MGL, filed on April 1, 2016 in the United States District Court for the District of South Carolina (“Foster”); (7) Lu v. Hull,

et al., Case No. BC629730, filed on August 5, 2016 in the Superior Court for the State of California, County of Los Angeles (“Lu”); (8) Howes v. Reichental, et al., Case No. 0:16-cv-2810-MGL, filed on August 11, 2016 in the United States District Court for the District of South Carolina (“Howes”); and (9) Ameduri v. Reichental, et al., Case No. 0:16-cv-02995-MGL, filed on September 1, 2016 in the United States District Court for the District of South Carolina (“Ameduri”). Steyn and Piguing were consolidated into one action styled as In re 3D Systems Corp. Shareholder Derivative Litig., Lead Case No. 2015-CP-46-2225 in the Court of Common Pleas for the 16th Judicial Circuit, County of York, South Carolina. Gee and Lu were consolidated into one action styled as Gee v. Hull, et al., Case No. BC610319 in the Superior Court for the State of California, County of Los Angeles.  Nally, Foster, Howes and Ameduri were consolidated into one action in the United States District Court for the District of South Carolina with Nally as the lead consolidated case.

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

The Company believes the claims alleged in the derivative lawsuits are without merit and intends to defend the Company and its officers and directors vigorously.

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

With regard to Barranco II, the Hawaii district court, on March 17, 2014, denied the Company’s motion to dismiss and its motion to transfer venue to South Carolina. However, the Hawaii court dismissed Count II in plaintiff’s complaint alleging breach of the employment agreement.  The Company filed an answer to the complaint in the Hawaii district court on March 31, 2014.  On November 19, 2014, the Company filed a motion for summary judgment on all claims which was heard on January 20, 2015. On January 30, 2015, the court entered an order granting in part and denying in part the Company’s motion for summary judgment. The order narrowed the plaintiff’s claim for breach of contract and dismissed the plaintiff’s claims for fraud and negligent misrepresentation. As a result, Messrs. Reichental and Gregoire were dismissed from the lawsuit. The case was tried to a jury in May 2016, and on May 27, 2016 the jury found that the Company was not liable for either breach of contract or breach of the implied covenant of good faith and fair dealing.  Additionally, the jury found in favor of the Company on its counterclaim against Mr. Barranco and determined that Mr. Barranco violated his non-competition covenant with the Company. On July 5, 2017, the court ordered a bench trial regarding causation and damages with respect to the equitable accounting on the Company’s prevailing counterclaim against Mr. Barranco. The bench trial took place on November 20, 2017.  The Court ordered the submission of proposed findings of fact and conclusions of law.  The Company submitted its proposed Findings of Fact and Conclusions of Law on January 12, 2018.  Barranco submitted his on February 2, 2018.  The Company submitted its Reply on February 16, 2018.  The Court is expected to rule on the accounting thereafter.

Export Compliance Matter

In October 2017, the Company received an administrative subpoena from the BIS requesting the production of records in connection with possible violations of U.S. export control laws, including with regard to its Quickparts subsidiary. In addition, while collecting information responsive to the above-referenced subpoena, the Company identified potential violations of the ITAR administered by the DDTC and potential violations of the Export Administration Regulations administered by the BIS.  On February 12, 2018, the Company submitted an initial notice of voluntary disclosure to DDTC in which the Company identified certain potentially unauthorized exports of technical data.  The Company is continuing to conduct and internal review and cooperating fully with the investigation, but cannot predict the ultimate resolution of this matter. The Company expects to incur significant legal costs and other expenses in connection with responding to these inquiries. See “Risk Factors - We have received an administrative subpoena from the Bureau of Industry and Security of the Department of Commerce requesting information related to possible violations of U.S. export control laws” under Part I, Item 1A.

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

Year	Period	High	Low
2016	Q1	$15.90	$6.00
	Q2	19.76	11.59
	Q3	18.23	11.98
	Q4	18.51	12.34
2017	Q1	$17.68	$13.40
	Q2	23.70	14.12
	Q3	19.06	12.02
	Q4	14.44	7.92

As of March 7, 2018, our outstanding common stock was held by approximately 973  stockholders of record. This figure does not reflect the beneficial ownership of shares held in the nominee name.

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

The payment of dividends on our common stock may be restricted by the provisions of credit agreements or other financing documents that we may enter into or the terms of securities that we may issue from time to time.  Currently, no such agreements or documents limit our declaration of dividends or payments of dividends, other than our $150.0 million five-year revolving, unsecured credit facility with PNC Bank, National Association, which limits the amount of cash dividends that we may pay in any one fiscal year to $30.0 million.

Issuance of Unregistered Securities and Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended 2017, except for unvested restricted stock awards repurchased or forfeited pursuant to our 2004 and 2015 Incentive Stock Plans. For information regarding the securities authorized for issuance under our equity compensation plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plans” under Part III, Item 12 of this Form 10-K. Also see Note 14 to the Consolidated Financial Statements.

Issuer purchases of equity securities

	Total number of shares (or units) purchased		Average price paid per share (or unit)		Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2017 - January 31, 2017	31,761		$13.69		—	$—
February 1, 2017 - February 28, 2017	35,710		16.61		—	—
March 1, 2017 - March 31, 2017	2,285		14.49		—	—
April 1, 2017 - April 30, 2017	20,369		14.87		—	—
May 1, 2017 - May 31, 2017	17,777		21.65		—	—
June 1, 2017 - June 30, 2017	9,229		20.67		—	—
July 1, 2017 - July 31, 2017	13,687		17.13		—	—
August 1, 2017 - August 31, 2017	127,259		17.08		—	—
September 1, 2017 - September 30, 2017	12,970		12.93		—	—
October 1, 2017 - October 31, 2017	5,701		12.00		—	—
November 1, 2017 - November 30, 2017	134,889		8.38		—	—
December 1, 2017 - December 31, 2017	3,247		9.40		—	—
Total	414,884	(a)	$13.85	(b)	—	$—

(a)	Includes shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.

(b)	The average price paid reflects the average market value of shares withheld for tax purposes.

Stock Performance Graph

The graph below shows, for the five years ended December 31, 2017, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2012 in our common stock. For purposes of the graph, cumulative total return assumes the reinvestment of all dividends. The graph compares such return with those of comparable investments assumed to have been made on the same date in (a) the NYSE Composite Index,  (b) the S&P 500 Information Technology Index and (c) the S&P Mid-Cap 400 Index, which are published market indices with which we are sometimes compared.

Although total return for the assumed investment assumes the reinvestment of all dividends on December 31 of the year in which such dividends were paid, we paid no cash dividends on our common stock during the periods presented.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

DOLLARS
400
350
300
250
200
150
100
50
0
12/12
12/13
12/14
12/15
12/16
12/17
3D Systems Corp.
NYSE Composite Index
S&P 500 Information Technology Index
S&P Mid-Cap 400 Index

*  Fiscal years ending December 31.

	12/12	12/13	12/14	12/15	12/16	12/17
3D Systems Corporation	$100	$261	$92	$24	$37	$24
NYSE Composite Index	100	126	135	130	145	173
S&P 500 Information Technology Index	100	128	154	163	186	258
S&P 500 Mid-Cap 400 Index	100	134	147	143	173	201

Item 6. Selected Financial Data

The selected consolidated financial data set forth below for the five years ended December 31, 2017 have been derived from our historical Consolidated Financial Statements. You should read this information together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and the notes thereto included in this Form 10-K.

	Year ended December 31,
(in thousands, except per share amounts)	2017	2016	2015	2014	2013
Consolidated Statement of Income (Loss) and Other Comprehensive Income (Loss) Data:
Consolidated Revenue:
Products	$210,280	$223,544	$257,379	$283,339	$227,627
Materials	168,846	156,839	150,740	158,859	128,405
Services	266,943	252,582	258,044	211,454	157,368
Total	646,069	632,965	666,163	653,652	513,400
Gross profit	304,839	309,751	291,809	317,434	267,594
Impairment of goodwill and other intangible assets (a)	—	—	537,179	—	—
Income (loss) from operations	(53,973)	(38,420)	(641,924)	26,315	80,861
Net income (loss)	(65,323)	(39,265)	(663,925)	11,946	44,119
Net income (loss) available to common stockholders	(66,191)	(38,419)	(655,492)	11,637	44,107
Net income (loss) available to common stockholders per share:
Basic and diluted	$(0.59)	$(0.35)	$(5.85)	$0.11	$0.45

Consolidated Balance Sheet Data:
Working capital	$231,293	$302,545	$286,996	$432,864	$416,399
Total assets	896,764	849,153	891,959	1,530,310	1,097,856
Current portion of debt and capitalized lease obligations	644	572	529	684	187
Long term debt and capitalized lease obligations, less current portion	7,078	7,587	8,187	8,905	18,693
Total stockholders' equity	615,948	626,700	654,646	1,294,125	933,792

Other Data:
Depreciation and amortization	$62,041	$60,535	$83,069	$55,188	$30,444
Interest expense	919	1,282	2,011	1,227	3,425
Capital expenditures	30,881	16,567	22,399	22,727	6,972

(a)	For further discussion of goodwill and other intangible assets impairment charges recorded in 2015, see Notes 2, 6 and 7 to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with the selected consolidated financial data and our Consolidated Financial Statements and notes thereto included in this Form 10-K. Certain statements contained in this discussion may constitute forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements, as discussed more fully in this Form 10-K. See “Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A.

Overview and Strategy

We provide comprehensive 3D printing solutions, including 3D printers, materials, software, on demand manufacturing services and digital design tools. Our solutions support advanced applications in a wide range of industries and key verticals including healthcare, aerospace, automotive and durable goods. Our precision healthcare capabilities include simulation, Virtual Surgical Planning (“VSP™”), and printing of medical and dental devices, models, surgical guides and instruments. Our experience and expertise have proven vital to our development of an ecosystem and end-to-end digital workflow which enable customers to optimize product designs, transform workflows, bring innovative products to market and drive new business models.

We are pursuing a strategy focused on offering a comprehensive ecosystem that provides solutions aimed at healthcare, dental, aerospace, automotive and durable goods verticals to address professional and industrial applications. We believe a shift in 3D printing from prototyping to also using additive manufacturing for production is underway. We are focused on innovation and new products to drive expansion into 3D production through improving durability, reliability, repeatability and total cost of operations of 3D printing solutions.

We have launched new 3D printers with increased speeds and capabilities as well as introduced materials with improved strength, durability, elasticity and high temperature capabilities, developments we believe are well suited for advanced and demanding applications. We have also expanded and strengthened our software portfolio to help enhance our customers’ workflows from digitize to design to simulate to manufacture, inspect and manage. We plan to continue to invest in development of hardware, software, materials and services to provide comprehensive solutions in plastics and metals to address significant market opportunities with a use-case by use-case approach, focusing on solving specific customer applications and needs within our targeted vertical markets.

To execute this strategy, we are focusing on an operating framework and go-to-market model that drives sustainable, long-term growth and profitability. We are balancing investments to support process improvements, infrastructure enhancements and focused innovation to transform the Company, while also driving an appropriate cost structure.  We expect to be able to support growth by prioritizing and focusing our resources, leveraging our technology and domain expertise and maintaining and expanding strong customer and partner relationships. As with any growth strategy, there can be no assurance that we will succeed in accomplishing our strategic initiatives.

Recent Developments

In November 2017, we held a Launch Event at our Denver, Colorado facility which showcased our innovation and unveiled our next generation additive manufacturing solutions, which we plan to roll out and make commercially available throughout 2018. We unveiled new plastic and metal 3D printers, a range of materials and new software releases, and we also demonstrated our unmatched healthcare solutions workflow and production facility. In February 2018, we introduced the NextDent 5100, a Figure 4-based 3D printer specifically designed for dental labs. The NextDent 5100 is our first entry to market with our scalable Figure 4 platform, which we believe is a breakthrough product for digital dentistry in terms of cost and capabilities. At the same time, we launched several new materials, bringing the total number to 30 dental-specific materials for the NextDent 5100. In February, we also launched the FabPro 1000, our new low cost, high productivity DLP-based 3D printer designed for dental and jewelry production as well as high functionality and throughput, industrial prototyping. During the first quarter, we plan to begin shipping our next generation SLS printer, the ProX SLS 6100, with six production-grade materials to deliver superior part quality with greater efficiency and lower total cost of operation versus competitors. Over the following months, we plan to launch additional Figure 4 products designed to meet various production environment needs from a standalone unit to modular to fully automated production solutions. Later in 2018, we also plan to launch a scalable, automated, fully integrated, next generation metals platform, the DMP 8500, to deliver an end-to-end solution for metal additive manufacturing. We believe the DMP 8500 will offer the industry’s largest part diameter compared to current systems as well as an expanded materials portfolio, durable and removable print modules, powder management modules and fully integrated 3DXpert software to help streamline the production of parts.

2017 Summary

Total consolidated revenue for the year ended December 31, 2017 increased by 2.1%, or $13.1 million, to $646.1 million, compared to $633.0 million for the year ended December 31, 2016. These results reflect an increase in materials and services revenue, partially offset by a decrease in products revenue, as further discussed below.

Healthcare revenue includes sales of products, materials and services for healthcare-related applications, including simulation, training, planning, 3D printing of anatomical models, surgical guides and instruments and medical and dental devices. For the year ended December 31, 2017, healthcare revenue increased by 18.5%, to $188.7 million, and made up 29.2% of total revenue, compared to $159.3 million, or 25.2% of total revenue, for the year ended December 31, 2016. The increase in healthcare revenue is driven by growth in products, including printers, materials, including the acquisition of Vertex-Global Holding B.V. (“Vertex”), a provider of dental materials worldwide under the Vertex and NextDent brands, and services, including virtual surgical planning and contract manufacturing services.

For the year ended December 31, 2017, total software revenue from products and services increased 4.5% to  $91.7 million, and made up 14.2% of total revenue, compared to $87.7 million, or 13.9% of total revenue for the year ended December 31, 2016.

As of December 31, 2017 and 2016, our backlog was $33.1 million and $31.7 million, respectively. Production and delivery of our printers is generally not characterized by long lead times; backlog is more dependent on timing of customers’ requested deliveries. In addition, on demand manufacturing services lead time and backlog depends on whether orders are for rapid prototyping or longer-range production runs. As of both December 31, 2017 and 2016, backlog included $9.2 million of on demand manufacturing service orders.

Gross profit for the year ended December 31, 2017 decreased by 1.6%, or $4.9 million, to $304.8 million, compared to $309.8 million for the year ended December 31, 2016. Gross profit margin for the years ended December 31, 2017 and 2016 was 47.2% and 48.9%, respectively. Gross profit margin for the years ended of 2017 and 2016 included charges of $12.9 million and $10.7 million, respectively, related to the write-off of excess and obsolete inventory as well as to maintain alignment with our strategy.

Operating expenses for the year ended December 31, 2017 increased by 3.1%, or $10.6 million, to $358.8 million, compared to $348.2 million for the year ended December 31, 2016.  Selling, general and administrative expenses for the year ended December 31, 2017 increased by 1.7%, or $4.4 million, to $264.2 million, compared to  $259.8 million for the year ended December 31, 2016,  predominantly due to our investment in go to market and IT infrastructure.  Research and development expenses for the year ended December 31, 2017 increased by 7.1%, or $6.2 million, to $94.6 million, compared to  $88.4 million for the year ended December 31, 2016,  predominantly due to increased research and development related to our updated strategy and project reprioritization.  Our operating loss for the year ended December 31, 2017 was $54.0 million, compared to an operating loss of $38.4 million for the year ended December 31, 2016.

For the year ended December 31, 2017 and 2016, we generated $25.9 million and $57.5 million of cash from operations, respectively, as further discussed below. In total, our unrestricted cash balance at December 31, 2017 and 2016 was $136.3 million and $184.9 million, respectively. A key driver for the lower cash balance was the Company’s acquisition of Vertex for approximately $37.6 million, of which $34.3 million was in cash, net of cash assumed.

Results of Operations for 2017,  2016 and 2015

Comparison of revenue by geographic region

2017 compared to 2016

The following table sets forth the change in revenue by geographic region for the years ended December 31, 2017 and 2016:

Table 1

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue – 2016	$340,885	53.9%	$193,141	30.5%	$98,939	15.6%	$632,965	100%
Change in revenue:
Volume	3,808	1.1	25,240	13.1	11,281	11.4	40,329	6.4
Price/Mix	(11,420)	(3.4)	(2,515)	(1.3)	(17,809)	(18.0)	(31,744)	(5.0)
Foreign currency translation	503	0.1	4,491	2.3	(475)	(0.5)	4,519	0.7
Net change	(7,109)	(2.2)	27,216	14.1	(7,003)	(7.1)	13,104	2.1
Revenue – 2017	$333,776	51.7%	$220,357	34.1%	$91,936	14.2%	$646,069	100%

Consolidated revenue increased 2.1%, driven by higher sales volume in the EMEA and Asia Pacific regions as well as the favorable impact of foreign currency, offset by a shift in product mix and average selling price across all geographic regions.  The increase in revenue in the EMEA region primarily reflects higher sales volume, including the addition of Vertex and NextDent branded dental materials, and the favorable impact of foreign currency, partially offset by a shift in product mix and average selling price. The decrease in revenue in the Americas and Asia Pacific regions are primarily due to a shift in product mix and average selling price, partially offset by an increase in sales volume in the Asia Pacific region.

For the years ended December 31, 2017 and 2016, revenue from operations outside the U.S., including Latin America, EMEA and APAC, was 50.1% and 47.9%  of total revenue, respectively.

2016 compared to 2015

The following table sets forth the change in revenue by geographic region for the years ended December 31, 2016 and 2015:

Table 2

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue – 2015	$357,976	53.7%	$200,104	30.0%	$108,083	16.3%	$666,163	100%
Change in revenue:
Volume	550	0.2	(58)	—	(1,765)	(1.6)	(1,273)	(0.2)
Price/Mix	(16,619)	(4.6)	(4,066)	(2.0)	(8,226)	(7.6)	(28,911)	(4.3)
Foreign currency translation	(1,022)	(0.3)	(2,839)	(1.4)	847	0.8	(3,014)	(0.5)
Net change	(17,091)	(4.7)	(6,963)	(3.4)	(9,144)	(8.4)	(33,198)	(5.0)
Revenue – 2016	$340,885	53.9%	$193,141	30.5%	$98,939	15.6%	$632,965	100%

Consolidated revenue decreased 5.0% across all regions,  primarily reflective of lower sales of 3D printers and on demand manufacturing services, partially offset by increased sales from materials, software and healthcare-related solutions.

For the years ended December 31, 2016 and 2015, revenue from operations outside the U.S., including Latin America, EMEA and APAC, was 47.9% and 49.0% of total revenue, respectively.

Comparison of revenue by class

We earn revenue from the sale of products, materials and services. The products category includes 3D printers, healthcare simulators and digitizers, as well as software, 3D scanners and haptic devices. The materials category includes a wide range of materials to be used with our 3D printers, the majority of which are proprietary, as well as acquired conventional dental materials. The services category includes warranty and maintenance on 3D printers and simulators, software maintenance, on demand manufacturing solutions and healthcare services.

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

2017 compared to 2016

The following table sets forth the change in revenue by class for the years ended December 31, 2017 and 2016.

Table 3

(Dollars in thousands)	Products		Materials		Services		Totals
Revenue – 2016	$223,544	35.3%	$156,839	24.8%	$252,582	39.9%	$632,965	100%
Change in revenue:
Volume	(319)	(0.1)	27,501	17.5	13,147	5.2	40,329	6.4
Price/Mix	(15,979)	(7.1)	(15,765)	(10.1)	—	—	(31,744)	(5.0)
Foreign currency translation	3,034	1.4	271	0.2	1,214	0.5	4,519	0.7
Net change	(13,264)	(5.8)	12,007	7.6	14,361	5.7	13,104	2.1
Revenue – 2017	$210,280	32.5%	$168,846	26.1%	$266,943	41.3%	$646,069	100%

Consolidated revenue increased 2.1%, driven by increased sales volume in both materials and services as well as the favorable impact of foreign currency, offset by a shift in product mix and average selling prices.

Products revenue decreased due to changes in product mix and average selling prices, including a shift in demand for lower priced printers and a moderate decrease in sales volume.  For the years ended December 31, 2017 and 2016, revenue from printers contributed  $123.4 million and $133.3 million, respectively. Software revenue included in the products category, including scanners and haptic devices, contributed $47.8 million and $44.5 million for the years ended December 31, 2017 and 2016, respectively.

The increase in materials revenue reflects continued utilization by the installed base and demand from healthcare customers, including acquired Vertex and NextDent dental materials. This increased demand was partially offset by a decrease related to a shift in product mix and average selling prices.

Services revenue increased primarily due to higher demand for healthcare services. For the years ended December 31, 2017 and 2016, revenue from on demand manufacturing services contributed $104.6 million and $104.4 million, respectively. For the years ended December 31, 2017 and 2016, software services revenue contributed $43.9 million and $43.2 million, respectively.

2016 compared to 2015

The following table sets forth the change in revenue by class for the years ended December 31, 2016 and 2015.

Table 4

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

Consolidated revenue decreased  5.0%, driven by a decrease in products volume, services volume, and a shift in product mix, partially offset by higher materials revenue and software revenue.

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

The decrease in services revenue for the year ended December 31, 2016 was primarily driven by a decrease in on demand manufacturing services which more than offset the growth in healthcare and software services revenue. For the year ended December 31, 2016, services revenue from on demand manufacturing decreased 18.1%, to $104.4 million, compared to $127.4 for the year ended December 31, 2015. For the years ended December 31, 2016 and 2015, software revenue included in the services category contributed $43.2 million and $33.8 million, respectively.

Gross profit and gross profit margins

2017 compared to 2016

The following table sets forth gross profit and gross profit margins for the years ended December 31, 2017 and 2016.

Table 5

	Year Ended December 31,
	2017		2016		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$52,585	25.0%	$63,925	28.6%	$(11,340)	(17.7)%	(3.6)	(12.6)%
Materials	123,014	72.9	121,030	77.2	1,984	1.6	(4.3)	(5.6)
Services	129,240	48.4	124,796	49.4	4,444	3.6	(1.0)	(2.0)
Total	$304,839	47.2%	$309,751	48.9%	$(4,912)	(1.6)%	(1.7)	(3.5)%

The decrease in total consolidated gross profit is predominantly driven by changes in product mix. Also contributing to the decrease were the inventory adjustments totaling $12.9 million in 2017 versus adjustments of $10.7 million in the same period of 2016. The 2017 inventory adjustment resulted from a comprehensive review of our portfolio and inventory during the year ended December 31, 2017. The 2017 inventory adjustment primarily related to legacy plastics printers, refurbished and used metals printers and parts that have shown little to no use over extended periods. The majority of this adjustment relates to the products category. Gross profit for materials decreased primarily due to the addition of Vertex’s conventional dental materials, which are lower gross profit margin than 3D printing materials.  Gross profit margin for services decreased due to lower gross profit margins in printer services as we invested in addressing legacy issues and building out our service model, which offset the benefit of higher demand for healthcare services. On demand manufacturing services gross profit margin remained flat at 43.1% for the year ended December 31, 2017, compared to 43.0% for the year ended December 31, 2016.

2016 compared to 2015

The following table sets forth gross profit and gross profit margins for the years ended December 31, 2016 and 2015.

Table 6

	Year Ended December 31,
	2016		2015		Change in Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$63,925	28.6%	$50,304	19.5%	$13,621	27.1%	9.1	46.6%
Materials	121,030	77.2	114,176	75.7	6,854	6.0	1.5	1.9
Services	124,796	49.4	127,329	49.3	(2,533)	(2.0)	0.1	0.2
Total	$309,751	48.9%	$291,809	43.8%	$17,942	6.1%	5.1	11.7%

The increase in total consolidated gross profit is primarily driven by higher products and materials gross profit.  Gross profit margin for products increased, primarily due to cost reduction measures and favorable impact of sales mix from our shift away from lower margin consumer products. Additionally, cash and non-cash charges recorded in the fourth quarter of 2015 related to the end-of-life of the Cube 3D printer and our shift away from consumer products in 2015 were higher than charges recorded in the third quarter of 2016 related to product and project discontinuations in connection with our updated strategy. Gross profit margin for materials increased, reflecting the favorable impact of mix. Gross profit margin for services stayed flat, driven by higher revenues from healthcare and software solutions and partially offset by lower on demand manufacturing margin. On demand manufacturing services gross profit margin decreased to 43.0% for the year ended December 31, 2016, compared to 43.9% for the year ended December 31, 2015.

Operating expenses

2017 compared to 2016

The following table sets forth the components of operating expenses for the years ended December 31, 2017 and 2016.

Table 7

	Year Ended December 31,
	2017		2016		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$264,185	40.9%	$259,776	41.0%	$4,409	1.7%
Research and development expenses	94,627	14.6	88,395	14.0	6,232	7.1
Total operating expenses	$358,812	55.5%	$348,171	55.0%	$10,641	3.1%

Total operating expenses increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016, due to both increased investments in research and development and higher selling, general and administrative expense. Selling, general and administrative expenses increased primarily due to our investments in go-to-market and IT infrastructure and additional talent and resources, as well as repairs and maintenance costs, offset by lower stock compensation expense due to the impact of adopting a new accounting standard which resulted in a change in our policy for accounting for award forfeitures. Research and development expenses increased due to focused innovation to drive customers’ shift to 3D production, including investment in plastics, in particular our Figure

4 platform, metals, materials and software as well as the addition of talent and resources. Research and development for 2016 included $4.6 million of expense related to charges and write-offs in connection with our updated strategy and project reprioritization.

2016 compared to 2015

The following table sets forth the components of operating expenses for the years ended December 31, 2016 and 2015.

Table 8

	Year Ended December 31
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

Total operating expenses decreased for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily due to lower selling, general and administrative expenses, lower research and development expenses and the non-recurrence of impairment charges related to goodwill and other intangible assets recorded in 2015.  Selling, general and administrative expenses decreased primarily due to a $25.9 million decrease in amortization expense, an $11.5 million decrease in litigation costs primarily related to the non-recurrence of an arbitration award provision recorded in the third quarter of 2015 and a $5.8 million decrease in compensation costs, driven by lower stock-based compensation expense.  Research and development expenses decreased primarily due to a $4.1 million decrease in outside services associated with product development, a $3.1 million decrease in compensation costs and a $2.2 million decrease in purchased materials, partially offset by $4.6 million of expenses related to our updated strategy and re-prioritization of certain research and development projects and a $1.1 million increase in depreciation expense.

Income (loss) from operations

The following table sets forth income (loss) from operations by geographic region for the years ended December 31, 2017,  2016 and 2015.

Table 9

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Income (loss) from operations
Americas	$(71,951)	$(53,725)	$(596,283)
EMEA	(292)	(1,613)	(71,201)
Asia Pacific	20,173	19,591	27,432
Subtotal	(52,070)	(35,747)	(640,052)
Inter-segment elimination	(1,903)	(2,673)	(1,872)
Total	$(53,973)	$(38,420)	$(641,924)

The increase in operating loss for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily driven by a decrease in gross profit and an increase in operating expenses.  See  “Gross profit and gross profit margins” and “Operating expenses” above.

The decrease in operating loss for the year ended December 31, 2016 over the year ended December 31, 2015 was primarily driven by lower operating expenses and the intangible impairment charges taken in 2015. See “Gross profit and gross profit margins” and “Operating expenses” above.

Interest and other expenses, net

The following table sets forth the components of interest and other expenses, net, for the years ended December 31, 2017,  2016 and 2015.

Table 10

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Interest and other expense, net:
Interest income	$(784)	$(807)	$(521)
Foreign exchange (gain) loss	908	(94)	3,263
Interest expense	919	1,282	2,011
Other (income) expense, net	2,505	1,011	8,276
Interest and other expense, net	$3,548	$1,392	$13,029

The increase in interest and other expense, net, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, is primarily due to the impact of foreign currency as well as impairment charges, related to certain minority investments of less than 20% ownership, for which we do not exercise significant influence, of $1.7 million and $1.2 million in 2017 and 2016, respectively.  See Note 2 to the Consolidated Financial Statements.

The decrease in interest and other expense, net, for the year ended December 31, 2016, as compared to the year ended December 31, 2015, is primarily due to impairment charges of $1.2 million and $7.4 million in 2016 and 2015, respectively, related to certain minority investments of less than 20% ownership, for which we do not exercise significant influence.  See Note 2 to the Consolidated Financial Statements. Also contributing to the decrease was the impact of foreign currency and reductions in imputed interest over time.

Benefit and provision for income taxes

We recorded a $7.8 million provision for income taxes for the year ended December 31, 2017 and a $0.5 million benefit for income taxes for the year ended December 31, 2016. In 2015, we recorded a provision for income taxes of $9.0 million.

In 2017, our provision reflected a $1.8 million U.S. tax expense and $6.0 million of tax expense in foreign jurisdictions. In 2016, this benefit primarily reflected a $3.3 million U.S. tax benefit and $2.8 million of tax expense in foreign jurisdictions. In 2015, this expense primarily reflected a $5.5 million U.S. tax expense and $3.5 million of tax expense in foreign jurisdictions.

During 2017 and 2016, we concluded that it is more likely than not that our deferred tax assets will not be realized in certain jurisdictions, including the U.S. and certain foreign jurisdictions; therefore, we have a valuation allowance recorded against our deferred tax assets on our consolidated balance sheets totaling $80.8 million and $109.9 million as of December 31, 2017 and 2016, respectively.

For further discussion, see Notes 2 and 19 to the Consolidated Financial Statements.

Net loss attributable to 3D Systems

2017 compared to 2016

The following table sets forth the primary components of net loss attributable to 3D Systems for the years ended December 31, 2017 and 2016.

Table 11

	Year Ended December 31,
(Dollars in thousands)	2017	2016	Change
Operating loss	$(53,973)	$(38,420)	$(15,553)
Less:
Interest and other expense, net	3,548	1,392	2,156
Provision (benefit) for income taxes	7,802	(547)	8,349
Net loss attributable to noncontrolling interests	868	(846)	1,714
Net loss attributable to 3D Systems	$(66,191)	$(38,419)	$(27,772)

Weighted average shares, basic and diluted	111,554	111,189
Loss per share, basic and diluted	$(0.59)	$(0.35)

The increase in net loss for the year ended December 31, 2017 as compared to the year ended December 31, 2016 is primarily due to a decrease in gross profit,  an increase in selling, general and administrative expenses due to investment in go to market and IT infrastructure, an increase in research and development expenses due to our continued investment in plastics, including our Figure 4 platform, metals, materials and software,  and the effect of income taxes; which combined to offset the increase in revenue.  See “Comparison of revenue by geographic region,”  “Gross profit and gross profit margins,” and “Operating expenses” above.

2016 compared to 2015

The following table sets forth the primary components of net loss attributable to 3D Systems for the years ended December 31, 2016 and 2015.

Table 12

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

The decrease in net loss for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily due to an increase in gross profit, a decrease in selling, general and administrative expenses due to the non-recurrence of impairment charges related to goodwill and other intangible assets which were recorded in 2015 a decrease in selling, general and administrative expenses due to the non-recurrence of costs associated with acquisitions which were recorded in 2015 and a decrease in research and development expenses due to the non-recurrence of costs associated with portfolio expansion and development of new products which were recorded in 2015. See “Gross profit and gross profit margins” and “Operating expenses” above.

Liquidity and Capital Resources

Table 13

	For the Year Ended December 31,		Change
(Dollars in thousands)	2017	2016	$	%
Cash and cash equivalents	$136,344	$184,947	$(48,603)	(26.3)%
Accounts receivable, net	129,879	127,114	2,765	2.2
Inventories	103,903	103,331	572	0.6
	370,126	415,392	(45,266)
Less:
Current portion of capitalized lease obligations	644	572	72	12.6
Accounts payable	55,607	40,514	15,093	37.3
Accrued and other liabilities	65,899	55,187	10,712	19.4
	122,150	96,273	25,877
Operating working capital	$247,976	$319,119	$(71,143)	(22.3)%

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

Cash held outside the U.S. at December 31, 2017 was $88.9 million, or 65.2% of total cash and equivalents, compared to $83.5 million, or 45.2% of total cash and equivalents at December 31, 2016. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash flow”,  “Credit facilities” and “Capitalized lease obligations” below.

We acquired one business, Vertex, in 2017 for consideration of approximately $37.6 million, net of cash assumed, related to expanding our healthcare solutions portfolio, particularly within the dental vertical. Consideration consisted of approximately $34.3 in cash, net of cash assumed, and approximately $3.2 million in shares of the Company’s common stock. See Note 3 to the Consolidated Financial Statements.

Days’ sales outstanding was 73 days at December 31, 2017 and 2016, while accounts receivable more than 90 days past due decreased to 9.1% of gross receivables at December 31, 2017, from 12.5% at December 31, 2016. We review specific receivables periodically to determine the appropriate reserve for accounts receivable.

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

Cash Flow

The following tables set forth components of cash flow for the years ended December 31, 2017, 2016 and 2015, respectively.

Table 14

	Year Ended December 31,
	2017	2016	2015
(Dollars in thousands)
Cash provided by (used in) operating activities	$25,941	$57,481	$(2,831)
Cash used in investing activities	(70,659)	(21,882)	(120,855)
Cash used in financing activities	(9,188)	(3,926)	(2,157)
Effect of exchange rate changes on cash	5,303	(2,369)	(3,376)
Net increase (decrease) in cash and cash equivalents	$(48,603)	$29,304	$(129,219)

Cash flow from operations

Table 15

	Year Ended December 31,
	2017	2016	2015
(Dollars in thousands)
Net loss	$(65,323)	$(39,265)	$(663,925)
Non-cash charges	100,095	107,952	696,093
Changes in working capital and all other operating assets	(8,831)	(11,206)	(34,999)
Net cash provided by (used in) operating activities	$25,941	$57,481	$(2,831)

Cash generated by operating activities for 2017 and 2016 was $25.9 million and $57.5 million, respectively. Operating activities used $2.8 million of cash in 2015. Excluding non-cash charges, net income provided cash of $34.8 million in 2017, $68.7 million in 2016 and $32.2 million in 2015. Non-cash charges generally consist of depreciation, amortization, stock-based compensation and inventory adjustments. In 2015, there were also non-cash charges for impairment of goodwill and intangibles.

Working capital requirements used cash of $8.8 million in 2017, $11.2 million in 2016 and $35.0 million in 2015. Spend on inventory was the primary driver of the working capital outflows in all years and it was partially offset by other working capital items.

Cash flow from investing activities

Table 16

	Year Ended December 31,
	2017	2016	2015
(Dollars in thousands)
Cash paid for acquisitions, net of cash assumed	$(34,291)	$—	$(91,799)
Purchases of property and equipment	(30,881)	(16,567)	(22,399)
Additions to license and patent costs	(1,159)	(1,132)	(907)
Purchase of noncontrolling interest	(2,250)	(3,533)	—
Proceeds from disposition of property and equipment	273	350	—
Other investing activities	(2,351)	(1,000)	(5,750)
Net cash used in investing activities	$(70,659)	$(21,882)	$(120,855)

Cash used by investing activities was $70.7 million in 2017, $21.9 million in 2016 and $120.9 million in 2015. The primary outflows of cash were acquisitions and capital expenditures.

Growth in capital expenditures is driven by our continued investment in our on demand manufacturing services, facilities for new product development efforts, and investment in go to market and IT infrastructure.

Acquisitions

As noted above, we acquired Vertex in 2017.

We made no acquisitions during the year ended December 31, 2016.

We acquired four businesses in 2015 for cash consideration of $91.8 million, net of cash acquired, with an additional $0.7 million of consideration paid in the form of forgiveness of a note. Two of the acquisitions were related to expanding our software solutions, one acquisition was related to expanding our global on demand manufacturing services and printer sales footprint, and one acquisition was related to expanding our offering related to the education marketplace opportunity. See Note 3 to the Consolidated Financial Statements.

Cash flow from financing activities

Table 17

	Year Ended December 31,
	2017	2016	2015
(Dollars in thousands)
Payments related to net-share settlement of stock-based compensation	$(5,545)	$(2,871)	$(1,108)
Payments on earnout consideration	(3,206)	—	—
Repayment of capital lease obligations	(437)	(1,055)	(1,049)
Net cash used by financing activities	$(9,188)	$(3,926)	$(2,157)

Cash used by financing activities was $9.2 million in 2017, $3.9 million in 2016 and $2.2 million in 2015. The primary outflows of cash relate to the settlement of stock-based compensation. Additionally, in 2017 we paid $3.2 million related to earnout provisions related to one of our acquisitions.

We may issue additional securities from time to time as necessary to provide flexibility to execute our growth strategy.  No securities were issued during the years ended December 31, 2017, 2016 and 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose,” or similar unconsolidated entities for liquidity or financing purposes.

Contractual Obligations and Commercial Commitments

The table below summarizes our contractual obligations as of December 31, 2017.

Table 18

	Years Ending December 31,
(Dollars in thousands)	2018	2019-2020	2021-2022	Later Years	Total
Capitalized lease obligations	$1,373	$2,193	$1,490	$6,739	$11,795
Non-cancelable operating leases (a)	15,930	19,768	10,972	9,738	56,408
Purchase commitments (b)	83,305	—	—	—	83,305
Earnouts related to acquisitions (c)	2,772	2,343	—	—	5,115
Total	$103,380	$24,304	$12,462	$16,477	$156,623

(a)	We lease certain facilities under non-cancelable operating leases expiring through 2027. The leases are generally on a net-rent basis, under which we pay taxes, maintenance and insurance.
(b)

Includes amounts committed under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. For further discussion, see Note 21 to the Consolidated Financial Statements.

(c)	Certain of our acquisition agreements contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts.

Other Contractual Commitments

Credit facilities

In October 2014, we entered into a $150.0 million five-year revolving, unsecured credit facility. The agreement provides for advances in the initial aggregate principal amount of up to $150.0 million. Subject to certain terms and conditions contained in the agreement, we may, at our option, request an increase in the aggregate principal amount available under the credit facility by an additional $75.0 million. As of December 31, 2017 and December 31, 2016, there was no outstanding balance on the credit facility. The credit facility contains customary covenants, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings and events of default. The Company was in compliance with all covenants at both December 31 2017 and December 31, 2016. See Note 11 to the Consolidated Financial Statements.

Redeemable noncontrolling interests

The minority interest shareholders of a certain subsidiary have the right to require us to acquire either a portion of or all ownership interest under certain circumstances pursuant to a contractual arrangement, and we have a similar call option under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as revenue and gross margin performance of the subsidiary through the date of exercise, as described in Note 21 to the Consolidated Financial Statements. Management estimates, assuming that the subsidiary owned by us at December 31, 2017 performs over the relevant future periods at its forecasted earnings levels, that these rights, if exercised, could require us in a future period to pay a maximum amount of approximately $8.9 million to the owners of such put rights. This amount has been recorded as redeemable noncontrolling interests on the balance sheet at December 31, 2017 and 2016.

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

Financial Instruments

We conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. The Company had $39.6 million in notional foreign exchange contracts outstanding as of December 31, 2017, for which the fair value was not material. No foreign exchange contracts were outstanding as of December 31, 2016.

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

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the allowance for doubtful accounts, income taxes, inventories, pensions, goodwill and other intangible and long-lived assets and contingencies. We base our estimates and assumptions on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We enter into sales arrangements that may provide for multiple deliverables to a customer. Sales of printers may include ancillary equipment, materials, warranties on the equipment, training and installation. We identify all goods and/or services that are to be delivered separately under a sales arrangement and allocate revenue to each deliverable based on either vendor-specific objective evidence (“VSOE”) or if VSOE is not determinable then we use best estimated selling price (“BESP”) of each deliverable. We establish VSOE of selling price using the price charged for a deliverable when sold separately. The objective of BESP is to determine the price at which we would transact a sale if the deliverable was sold regularly on a stand-alone basis. We consider multiple factors including, but not limited to, market conditions, geographies, competitive landscape and entity-specific factors such as internal costs, gross margin objectives and pricing practices when estimating BESP. Consideration in a multiple element arrangement is then allocated to the elements on a relative sales value basis using either VSOE or BESP for all the elements. We also evaluate the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defer revenue on delivered items when that functionality has been affected.  Functionality is determined to be met if the delivered products or services represent a separate earnings process.

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

Services

Printers and certain other products include a warranty under which we provide maintenance for periods up to one year. We also offer training, installation and non-contract maintenance services for our products. Additionally, we offer extended warranties and maintenance contracts customers can purchase at their option. For initial product warranties, revenue is recognized and estimated costs are accrued at the time of the sale of the product. These cost estimates are established using historical information on the nature, frequency and average cost of claims for each type of printer or other product as well as assumptions about future activity and events.

Revisions to expense accruals are made as necessary based on changes in these historical and future factors. For optional warranty or maintenance contracts, revenue is deferred at the time of sale based on the relative fair value of these services and costs are expensed as incurred. Deferred revenue is recognized ratably over the term of the warranty or maintenance period on a straight-line basis. Revenue from training, installation and non-contract maintenance services is recognized at the time of performance of the service.

On demand manufacturing service sales and healthcare services are included within services revenue and revenue is recognized upon shipment or delivery of the parts or performance of the service, based on the terms of the sales arrangement.

Terms of sale

Shipping and handling costs billed to customers for equipment sales and sales of materials are included in product revenue in the consolidated statements of operations and other comprehensive loss. Costs we incur associated with shipping and handling are included in product cost of sales in the consolidated statements of operations and other comprehensive loss.

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

Our bad debt expense was $1.1 million, $1.6 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015.

We believe that our allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur and because the impact of recognizing additional allowances for doubtful accounts may be material to the assets reported on our balance sheet and in our results of operations. See Liquidity and Capital Resources above.

Income taxes

We and the majority of our domestic subsidiaries file a consolidated U.S. federal income tax return; we have four entities that file separate U.S. federal tax returns. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We provide for income taxes on those portions of our foreign subsidiaries’ accumulated earnings (deficit) that we believe are not reinvested indefinitely in their businesses.

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

Under the provisions of ASC 740, “Income Taxes” (“ASC 740”) we establish a valuation allowance for those jurisdictions in which the expiration date of tax benefit carryforwards or projected taxable earnings leads us to conclude that it is “more likely than not” that a deferred tax asset will not be realized. The evaluation process includes the consideration of all available evidence regarding historical results and future projections including the estimated timing of reversals of existing taxable temporary differences and potential tax planning strategies.  Once a valuation allowance is established, it is maintained until a change in factual circumstances gives rise to sufficient income of the appropriate character and timing that will allow a partial or full utilization of the deferred tax asset.

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

Income taxes – Tax Cuts and Jobs Act

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that significantly revised U.S. corporate income tax law that, among other things, reduced the corporate income tax rate to 21%, implemented a modified territorial tax system that includes a one-time transition tax on U.S. shareholder’s historical undistributed earnings of foreign affiliates, imposed a new minimum tax on global intangible low-taxed income (“GILTI”), and implemented the immediate expensing of certain capital investments. Although the Tax Act is generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation on the date of enactment.

See Note 19 to the Consolidated Financial Statements.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method.

We believe that the allowance for inventory obsolescence is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur and because the impact of recognizing lower of cost or net realizable value adjustments may be material to the assets reported on our balance sheet and in our results of operations.

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

Goodwill set forth on the Consolidated Balance Sheet as of December 31, 2017 arose from acquisitions carried out from 2009 to 2017 and in years prior to December 31, 2007. Goodwill arising from acquisitions prior to 2007 was allocated to geographic reporting units based on the percentage of SLS printers then installed by geographic area. Goodwill arising from acquisitions in 2009 to 2017 was allocated to geographic reporting units based on geographic dispersion of the acquired companies’ sales or capitalization at the time of their acquisition.

We conducted our annual impairment testing for the years ended December 31, 2017 and 2016 in the fourth quarters of 2017 and 2016, respectively.  There was no goodwill impairment for the years ended December 31, 2017 and 2016.

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

For intangibles with finite lives, we review the carrying amounts for potential impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of such a change in circumstances include a significant decrease in selling price, a significant adverse change in the extent or manner in which an asset is being used or a significant adverse change in the legal or business climate. In evaluating recoverability, we group assets and liabilities at the lowest level such that the identifiable cash flows relating to the group are largely independent of the cash flows of other assets and liabilities. We then compare the carrying amounts of the assets or asset groups with the related estimated undiscounted future cash flows. In the event impairment exists, an impairment charge is recorded as the amount by which the carrying amount of the asset or asset group exceeds the fair value. Fair value is determined by reference to estimated selling values of assets in similar condition or by using a discounted cash flow model. In addition, the remaining amortization period for the impaired asset would be reassessed and, if necessary, revised.

No impairment charges for intangible assets with finite lives were recorded for the years ended December 31, 2017 and 2016.  We recorded non-cash impairment charges of $93.5 million as a result of our other intangible assets impairment testing for the year ended December 31, 2015.

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

Contingencies

We account for contingencies in accordance with ASC 450, “Contingencies” (“ASC 450”). ASC 450 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use our judgment. See Note 21 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included in this report for recently issued accounting standards, including the expected dates of adoption and expected impact to the Consolidated Financial Statements upon adoption.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks from fluctuations in interest rates, foreign currency exchange rates and commodity prices, which may adversely affect our results of operations and financial condition. We seek to minimize these risks through regular operating and financing activities and, when we consider it to be appropriate, through the use of derivative financial instruments. We do not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

Interest rates

Because we had no outstanding debt subject to interest rate risk, a hypothetical interest rate change of 10% would not have a material impact on the fair value of our indebtedness.

Foreign exchange rates

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. In 2017, approximately 50% of our net sales and a significant portion of our costs and were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the euro, Japanese yen, British pound, Korean won or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. There is normally a time lag between our sales and collection of the related sales proceeds, exposing us to additional currency exchange rate risk.

When practicable, we endeavor to match assets and liabilities in the same currency on our U.S. balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions

At December 31, 2017, a hypothetical change of 10% in foreign currency exchange rates would cause a change in revenue of approximately $21 million, assuming all other variables remained constant.

We had notional forward exchange contracts outstanding of $39.6 million on December 31, 2017. We believe these foreign currency forward contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Commodity prices

We are exposed to price volatility related to raw materials and energy products in conjunction with our printer assembly and print materials blending processes. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. At December 31, 2017, a hypothetical 10% change in commodity prices for raw materials would cause a change to cost of sales of approximately $3 million.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

3D management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2017.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2017 that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information has been accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control framework and processes were designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•

Provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and Directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.  Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2017, such internal control was effective at the reasonable assurance level described above.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework (2013). Management has excluded from the scope of its assessment of internal control over financial reporting the operations and related assets Vertex-Global Holding B.V. (“Vertex”) which the Company began consolidating in January 2017. The operations and related assets of Vertex were included in the consolidated financial statements of 3D Systems and constituted 5 percent of total assets and less than 1 percent of consolidated net loss as of and for the year ended December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Form 10-K.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation by 3D management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2017 were identified that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in response to this Item will be set forth in our Proxy Statement for our 2018 Annual Meeting of Stockholders (“Proxy Statement”) under the captions “Election of Directors,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters—Code of Conduct and Code of Ethics,” “Corporate Governance Matters—Corporate Governance and Nominating Committee,” and “Corporate Governance Matters—Audit Committee.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required in response to this Item will be set forth in our Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plans

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2017. For a description of these plans, please see Note 14 to the Consolidated Financial Statements.

	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (a)	Number of securities remaining available for future issuance under equity compensation plans (b)
Equity compensation plans approved by stockholders:
Stock options	1,820	$14.08
Restricted stock units	1,077
Total	2,897		6,545

(a)	The weighted-average exercise price is only applicable to stock options.

(b)

The number of securities remaining available for future issuance for stock options, restricted stock units, and stock awards for non-employee directors is approved in total and not individually with respect to these items.

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

3.7	Amended and Restated By‑Laws. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8‑K, filed on December 28, 2016.)

4.1*	Amended and Restated 2004 Incentive Stock Plan of 3D Systems Corporation (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed February 5, 2015.)

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

4.12*

Amended and Restated 2015 Incentive Plan of 3D Systems Corporation effective May 16, 2017 (Incorporated by reference to Exhibit 4.14 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-219222), filed on July 11, 2017.)

4.13*

Appendix A to the 2015 Incentive Plan of 3D Systems Corporation effective May 19, 2015. (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 6, 2015.)

4.14*	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-204305), filed on May 19, 2015.)

4.15*	Form of Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-204305), filed on May 19, 2015.)

4.16*	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016.)

4.17*

Form of Restricted Stock Award Agreement with Share Price Vesting Conditions (Incorporated by reference to Exhibit 4.17 to Registrant’s Annual Report on Form 10 K for the year ended December 31, 2016, filed on February 28, 2017.)

4.18*

Form of Stock Option Award Agreement with Share Price Vesting Conditions (Incorporated by reference to Exhibit 4.18 to Registrant’s Annual Report on Form 10 K for the year ended December 31, 2016, filed on February 28, 2017.)

10.1

Lease Agreement dated February 8, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8‑K, filed on February 10, 2006.)

10.2

First Amendment to Lease Agreement dated August 7, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K, filed on August 14, 2006.)

10.3

Second Amendment to Lease Agreement effective as of October 6, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K, filed on October 10, 2006.)

10.4

Third Amendment to Lease Agreement effective as of December 18, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K, filed on December 20, 2006.)

10.5

Fourth Amendment to Lease Agreement effective as of February 26, 2007 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K, filed on March 1, 2007.)

10.6

Fifth Amendment to Lease Agreement effective as of March 17, 2011 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP.  (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, filed on March 21, 2011.)

10.7*	Charles W. Hull consulting arrangement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on July 29, 2010.)

10.8*	Kevin P. McAlea severance arrangement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on July 29, 2010.)

10.9

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

10.10*

Employment Agreement, dated April 1, 2016, between 3D Systems Corporation and Vyomesh I. Joshi. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on April 4, 2016.)

10.11*

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

10.14*

Consulting Agreement, dated June 15, 2016, between 3D Systems Corporation and Mark W. Wright. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K/A, filed on June 16, 2016.)

10.15*

Severance Agreement, dated June 15, 2016, between 3D Systems Corporation and Cathy L. Lewis. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K/A, filed on June 16, 2016.)

10.16*

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

10.20*

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

10.24*

Employment Agreement, dated July 1, 2016, between 3D Systems Corporation and David R. Styka. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on July 5, 2016.)

10.25*

First Amendment, dated July 1, 2016, to the Restricted Stock Purchase Agreement, dated January 14, 2015, by and between 3D Systems Corporation and David R. Styka. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on July 5, 2016.)

10.26*

First Amendment, dated July 1, 2016, to the Restricted Stock Purchase Agreement, dated May 19, 2015, by and between 3D Systems Corporation and David R. Styka. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed on July 5, 2016.)

10.27*

First Amendment, dated July 1, 2016, to the Restricted Stock Purchase Agreement, dated November 13, 2015, by and between 3D Systems Corporation and David R. Styka. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed on July 5, 2016.)

10.28*

Employment Agreement, dated August 4, 2016, between 3D Systems Corporation and Charles W. Hull. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on August 8, 2016.)

10.29*

First Amendment, dated August 4, 2016, to the Restricted Stock Purchase Agreement, dated November 8, 2013, by and between 3D Systems Corporation and Charles W. Hull. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on August 8, 2016.)

10.30*

First Amendment, dated August 4, 2016, to the Restricted Stock Purchase Agreement, dated November 17, 2014, by and between 3D Systems Corporation and Charles W. Hull. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed on August 8, 2016.)

10.31*

First Amendment, dated August 4, 2016, to the Restricted Stock Purchase Agreement, dated November 13, 2015, by and between 3D Systems Corporation and Charles W. Hull. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed on August 8, 2016.)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002, dated March 14, 2018.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002, dated March 14, 2018.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated March 14, 2018.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated March 14, 2018.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*              Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

3D Systems Corporation

By:	/s/ VYOMESH I. JOSHI
Vyomesh I. Joshi
Chief Executive Officer, President and Director
Date:	March 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VYOMESH I. JOSHI Vyomesh I. Joshi	Chief Executive Officer, President and Director (principal executive officer)	March 14, 2018

/s/ JOHN N. MCMULLEN	Executive Vice President and Chief Financial Officer	March 14, 2018
John N. McMullen	(principal financial and accounting officer)

/s/ CHARLES W. HULL	Executive Vice President, Chief Technology	March 14, 2018
Charles W. Hull	Officer and Director

/s/ G. WALTER LOEWENBAUM, II	Chairman of the Board of Directors	March 14, 2018
G. Walter Loewenbaum, II

/s/ JIM D. KEVER	Director	March 14, 2018
Jim D. Kever

/s/ KEVIN S. MOORE	Director	March 14, 2018
Kevin S. Moore

/s/ CHARLES G. MCCLURE, JR	Director	March 14, 2018
Charles G. McClure, Jr.

/s/ WILLIAM E. CURRAN	Director	March 14, 2018
William E. Curran

/s/ JOHN J. TRACY	Director	March 14, 2018
Dr. John J. Tracy

/s/ WILLIAM D. HUMES	Director	March 14, 2018
William D. Humes

/s/ JEFFREY WADSWORTH	Director	March 14, 2018
Dr. Jeffrey Wadsworth

/s/ THOMAS W. ERICKSON	Director	March 14, 2018
Thomas W. Erickson

3D Systems Corporation

Index to Consolidated Financial Statements
and Consolidated Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

3D Systems Corporation

Rock Hill, South Carolina

Opinion on Internal Control over Financial Reporting

We have audited 3D Systems Corporation and its subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Vertex-Global Holding B.V, which was acquired on January 31, 2017, and which is included in the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017. Vertex-Global Holding B.V. constituted 5% of consolidated total assets, as of December 31, 2017, and less than 1% of consolidated net loss, for the year then ended December 31, 2017. Management did not assess the effectiveness of internal control over financial reporting of Vertex-Global Holding B.V. because of the timing of the acquisition which was completed on January 31, 2017. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Vertex-Global Holding B.V.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Charlotte, North Carolina

March 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
3D Systems Corporation
Rock Hill, South Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 3D Systems Corporation and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2003.

Charlotte, North Carolina

March 14, 2018

3D Systems Corporation
Consolidated Balance Sheets
as of December 31, 2017 and 2016

	December 31,	December 31,
(in thousands, except par value)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$136,344	$184,947
Accounts receivable, net of reserves — $10,258 (2017) and $12,920 (2016)	129,879	127,114
Inventories	103,903	103,331
Insurance proceeds receivable	50,000	—
Prepaid expenses and other current assets	18,296	17,558
Total current assets	438,422	432,950
Property and equipment, net	97,521	79,978
Intangible assets, net	98,783	121,501
Goodwill	230,882	181,230
Deferred income tax asset	4,020	8,123
Other assets, net	27,136	25,371
Total assets	$896,764	$849,153
LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$644	$572
Accounts payable	55,607	40,514
Accrued and other liabilities	65,899	55,187
Accrued litigation settlement	50,000	—
Customer deposits	5,765	5,857
Deferred revenue	29,214	28,275
Total current liabilities	207,129	130,405
Long term portion of capitalized lease obligations	7,078	7,587
Deferred income tax liability	8,983	17,601
Other liabilities	48,754	57,988
Total liabilities	271,944	213,581
Redeemable noncontrolling interests	8,872	8,872
Commitments and contingencies (Note 21)
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 117,025 (2017) and 115,113 (2016)	115	115
Additional paid-in capital	1,326,250	1,307,428
Treasury stock, at cost — 2,219 shares (2017) and 1,498 shares (2016)	(8,203)	(2,658)
Accumulated deficit	(677,772)	(621,787)
Accumulated other comprehensive loss	(21,536)	(53,225)
Total 3D Systems Corporation stockholders' equity	618,854	629,873
Noncontrolling interests	(2,906)	(3,173)
Total stockholders’ equity	615,948	626,700
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$896,764	$849,153

See accompanying notes to Consolidated Financial Statements.

3D Systems Corporation
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2017,  2016 and 2015

(in thousands, except per share amounts)	2017	2016	2015
Revenue:
Products	$379,126	$380,383	$408,119
Services	266,943	252,582	258,044
Total revenue	646,069	632,965	666,163
Cost of sales:
Products	203,527	195,428	243,639
Services	137,703	127,786	130,715
Total cost of sales	341,230	323,214	374,354
Gross profit	304,839	309,751	291,809
Operating expenses:
Selling, general and administrative	264,185	259,776	303,784
Research and development	94,627	88,395	92,770
Impairment of goodwill and other intangible assets	—	—	537,179
Total operating expenses	358,812	348,171	933,733
Loss from operations	(53,973)	(38,420)	(641,924)
Interest and other expense, net	(3,548)	(1,392)	(13,029)
Loss before income taxes	(57,521)	(39,812)	(654,953)
Provision (benefit) for income taxes	7,802	(547)	8,972
Net loss	(65,323)	(39,265)	(663,925)
Less: net income (loss) attributable to noncontrolling interests	868	(846)	(8,433)
Net loss attributable to 3D Systems Corporation	$(66,191)	$(38,419)	$(655,492)

Net loss per share available to 3D Systems Corporation common stockholders - basic and diluted	$(0.59)	$(0.35)	$(5.85)

Other comprehensive income:
Pension adjustments, net of taxes	$220	$(902)	$338
Gain on liquidation of non-US entity	—	288	—
Foreign currency translation gain (loss)	31,728	(12,958)	(16,300)
Total other comprehensive income	31,948	(13,572)	(15,962)
Less foreign currency translation gain (loss) attributable to noncontrolling interests	259	105	(820)
Other comprehensive income (loss) attributable to 3D Systems Corporation	31,689	(13,677)	(15,142)

Comprehensive loss	(33,375)	(52,837)	(679,887)
Less comprehensive income (loss) attributable to noncontrolling interests	1,127	(741)	(9,253)
Comprehensive loss attributable to 3D Systems Corporation	$(34,502)	$(52,096)	$(670,634)

See accompanying notes to Consolidated Financial Statements.

3D Systems Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2017,  2016 and 2015

	Common Stock			Treasury Stock
(In thousands, except par value)	Shares	Par Value $0.001	Additional Paid In Capital	Shares	Amount	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2014	112,233	$112	$1,245,462	709	$(374)	$72,124	$(24,406)	$1,292,918	$1,207	$1,294,125
Tax provision from share-based payment arrangements	—	—	(1,243)	—	—	—	—	(1,243)	—	(1,243)
Issuance (repurchase) of stock	882	1	786	183	(652)	—	—	135	—	135
Stock-based compensation expense	—	—	34,733	—	—	—	—	34,733	—	34,733
Net loss	—	—	—	—	—	(655,492)	—	(655,492)	(8,433)	(663,925)
Noncontrolling interests for business combinations	—	—	—	—	—	—	—	—	6,783	6,783
Pension adjustment	—	—	—	—	—	—	338	338	—	338
Foreign currency translation adjustment	—	—	—	—	—	—	(15,480)	(15,480)	(820)	(16,300)
Balance at December 31, 2015	113,115	$113	$1,279,738	892	$(1,026)	$(583,368)	$(39,548)	$655,909	$(1,263)	$654,646
Issuance (repurchase) of stock	1,998	2	(1,241)	606	(1,632)	—	—	(2,871)	—	(2,871)
Acquisition of noncontrolling interest	—	—	(2,364)	—	—	—	—	(2,364)	(1,169)	(3,533)
Stock-based compensation expense	—	—	31,295	—	—	—	—	31,295	—	31,295
Net loss	—	—	—	—	—	(38,419)	—	(38,419)	(846)	(39,265)
Pension adjustment	—	—	—	—	—	—	(902)	(902)	—	(902)
Liquidation of non-US entity	—	—	—	—	—	—	288	288	—	288
Foreign currency translation adjustment	—	—	—	—	—	—	(13,063)	(13,063)	105	(12,958)
Balance at December 31, 2016	115,113	$115	$1,307,428	1,498	$(2,658)	$(621,787)	$(53,225)	$629,873	$(3,173)	$626,700
Issuance (repurchase) of stock	1,720	—	—	721	(5,545)	—	—	(5,545)	—	(5,545)
Issuance of stock for acquisitions	192	—	3,208	—	—	—	—	3,208	—	3,208
Purchase of subsidiary shares from noncontrolling interest	—	—	(1,440)	—	—	—	50	(1,390)	(860)	(2,250)
Cumulative impact of change in accounting policy	—	—	(10,206)	—	—	10,206	—	—	—	—
Stock-based compensation expense	—	—	27,260	—	—	—	—	27,260	—	27,260
Net income (loss)	—	—	—	—	—	(66,191)	—	(66,191)	868	(65,323)
Pension adjustment	—	—	—	—	—	—	220	220	—	220
Foreign currency translation adjustment	—	—	—	—	—	—	31,419	31,419	259	31,678
Balance at December 31, 2017	117,025	$115	$1,326,250	2,219	$(8,203)	$(677,772)	$(21,536)	$618,854	$(2,906)	$615,948

See accompanying notes to Consolidated Financial Statements

3D Systems Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015

(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net loss	$(65,323)	$(39,265)	$(663,925)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	62,041	60,535	83,069
Stock-based compensation	27,260	31,295	34,733
Lower of cost or market adjustment	12,883	11,053	21,550
Impairment of assets	2,427	8,618	544,611
Provision for bad debts	1,051	1,552	3,766
Provision for arbitration award	—	—	11,282
Provision for deferred income taxes	(5,567)	(6,566)	(2,875)
(Gain) loss on the disposition of property and equipment	—	1,465	(43)
Changes in operating accounts, net of acquisitions:
Accounts receivable	3,987	26,255	20,534
Inventories	(17,716)	(20,656)	(37,216)
Prepaid expenses and other current assets	(49,834)	(3,895)	16,900
Accounts payable	12,448	(4,975)	(20,049)
Accrued and other current liabilities	50,209	(7,670)	(10,320)
All other operating activities	(7,925)	(265)	(4,848)
Net cash provided by (used in) operating activities	25,941	57,481	(2,831)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash assumed	(34,291)	—	(91,799)
Purchases of property and equipment	(30,881)	(16,567)	(22,399)
Additions to license and patent costs	(1,159)	(1,132)	(907)
Proceeds from disposition of property and equipment	273	350	—
Purchase of noncontrolling interest	(2,250)	(3,533)	—
Other investing activities	(2,351)	(1,000)	(5,750)
Net cash used in investing activities	(70,659)	(21,882)	(120,855)
Cash flows from financing activities:
Payments related to net-share settlement of stock-based compensation	(5,545)	(2,871)	(1,108)
Payments on earnout consideration	(3,206)	—	—
Repayment of capital lease obligations	(437)	(1,055)	(1,049)
Net cash used in financing activities	(9,188)	(3,926)	(2,157)
Effect of exchange rate changes on cash and cash equivalents	5,303	(2,369)	(3,376)
Net increase (decrease) in cash and cash equivalents	(48,603)	29,304	(129,219)
Cash and cash equivalents at the beginning of the period	184,947	155,643	284,862
Cash and cash equivalents at the end of the period	$136,344	$184,947	$155,643

Cash interest payments	$503	$839	$707
Cash income tax payments, net	6,339	11,045	12,512
Transfer of equipment from inventory to property and equipment, net (a)	9,881	12,493	9,902
Transfer of equipment to inventory from property and equipment, net (b)	378	1,102	2,764
Stock issued for acquisitions of businesses	3,208	—	—

(a)

Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training or demonstration or for placement into on demand manufacturing services locations.

(b)	In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine.

See accompanying notes to Consolidated Financial Statements.

Note 1 Basis of Presentation

The Consolidated Financial Statements include the accounts of 3D Systems Corporation and all majority-owned subsidiaries and entities in which a controlling interest is maintained (the “Company”). A non-controlling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. The Company includes noncontrolling interests as a component of total equity in the Consolidated Balance Sheets and the net income (loss) attributable to noncontrolling interests are presented as an adjustment from net loss used to arrive at net loss attributable to 3D Systems Corporation in the consolidated statements of operations and comprehensive loss.  The Company’s annual reporting period is the calendar year.

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

All amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

Note 2 Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience, currently available information and  various  other  assumptions  that  we  believe  are  reasonable  under  the  circumstances. Actual results could differ from these estimates.

Revenue Recognition

Net revenue is derived primarily from the sale of products and services. The following revenue recognition policies define the manner in which the Company accounts for sales transactions.

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. The Company sells its products through its direct sales force and through authorized reseller partners. The Company recognizes revenue on sales to reseller partners at the time of sale, when the partner has economic substance apart from Company and the Company has completed its obligations related to the sale.

The Company enters into sales arrangements that may provide for multiple deliverables to a customer. Sales of printers may include ancillary equipment, materials, a warranty on the equipment, training and installation. The Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates revenue to each deliverable based on either vendor-specific objective evidence (“VSOE”); or if VSOE is not determinable, then the Company uses best estimated selling price (“BESP”) of each deliverable. The Company established VSOE of selling price using the price charged for a deliverable when sold separately. The objective of BESP is to determine the price at which the Company would transact a sale if the deliverable was sold regularly on a stand-alone basis. The Company considers multiple factors including, but not limited to, market conditions, geographies, competitive landscapes, and entity-specific factors such as internal costs, gross margin objectives and pricing practices when estimating BESP. Consideration in a multiple element arrangement is then allocated to the elements on a relative sales value basis using either VSOE or BESP for all the elements. The Company also evaluates the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defers revenue on delivered items when that functionality has been affected.  Functionality is determined to be met if the delivered products or services represent a separate earnings process.

Hardware

Under the Company’s standard terms and conditions of sale, title and risk of loss transfer to the customer at the time product is shipped to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. In instances in which significant obligations remain, the Company defers the estimated revenue associated with post-sale obligations that are not essential to the functionality of the delivered items, and recognizes revenue in the future as the conditions for revenue recognition are met.

Software

The Company also markets and sells software tools that enable our customers to capture and customize content using our printers, as well as reverse engineering and inspection software. The software does not require significant modification or customization. The Company applies the guidance in ASC 985-605, Software-Revenue Recognition in recognizing revenue when software is more than incidental to the product or service as a whole based on fair value using vendor-specific objective evidence. Revenue from perpetual software licenses is recognized either upon delivery of the product or delivery of a key code which allows the customer to access the software. In instances where software access is provided for a trial period, revenue is not recognized until the expiration of the trial period and the customer has purchased the software.  The Company uses the residual method to allocate revenue to software licenses at the inception of the license term when VSOE of fair value for all undelivered elements, such as maintenance, exists and all other revenue recognition criteria have been satisfied. In instances in which customers purchase post sale support, it is considered a separate element from the software and is deferred at the time of sale and subsequently amortized in future periods.

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

Services

Printers and certain other products include a warranty under which the Company provides maintenance for periods up to one year. The Company also offers training, installation and non-contract maintenance services for its products. Additionally, the Company offers extended warranties and maintenance contracts customers can purchase at their option. For initial product warranties, revenue is recognized and estimated costs are accrued at the time of the sale of the product. These cost estimates are established using historical information on the nature, frequency and average cost of claims for each type of printer or other product as well as assumptions about future activity and events. Revisions to expense accruals are made as necessary based on changes in these historical and future factors. For optional warranty or maintenance contracts, revenue is deferred at the time of sale based on the relative fair value of these services and costs are expensed as incurred. Deferred revenue is recognized ratably over the term of the warranty or maintenance period on a straight-line basis. Revenue from training, installation and non-contract maintenance services is recognized at the time of performance of the service.

On demand manufacturing and healthcare service sales are included within services revenue and revenue is recognized upon shipment or delivery of the parts or performance of the service, based on the terms of the sales arrangement.

Terms of sale

Shipping and handling costs billed to customers for equipment sales and sales of materials are included in product revenue in the Consolidated Statements of Operations and Other Comprehensive Loss. Costs incurred by the Company associated with shipping and handling are included in product cost of sales in the Consolidated Statements of Operations and Other Comprehensive Loss.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when acquired.

Investments

Investments in non-consolidated affiliates (20-50 percent owned companies and joint ventures) are accounted for using the equity method. Investments through which we are not able to exercise significant influence over the investee and which we do not have readily determinable fair values are generally accounted for under the cost method.

The Company assesses declines in the fair value of investments to determine whether such declines are other-than-temporary. Other-than-temporary impairments of investments are recorded to interest and other expense, net, in the period in which they become impaired.

For the years ended December 31, 2017 and 2016, the Company recorded impairment charges of $1,743 and $1,210, respectively, related to certain cost-method investments. The aggregate carrying amount of all investments accounted for under the cost method totaled $8,263 and $9,116 at December 31, 2017 and 2016, respectively, and is included in other assets, net, on the Company’s Consolidated Balance Sheets.

Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. In evaluating the collectability of accounts receivable, the Company assesses a number of factors, including specific customers’ ability to meet their financial obligations to us, the length of time receivables are past due and historical collection experience. Based on these assessments, the Company may record a reserve for specific customers, as well as a general reserve and allowance for returns and discounts. If circumstances related to specific customers change, or economic conditions deteriorate such that the Company’s past collection experience is no longer relevant, its estimate of the recoverability of accounts receivable could be further reduced from the levels provided for in the Consolidated Financial Statements.

The following presents the changes in the balance of our allowance for doubtful accounts:

Year Ended	Item	Balance at beginning of year	Additions charged to expense	Other	Balance at end of year
2017	Allowance for doubtful accounts	$12,920	$1,051	$(3,713)	$10,258
2016	Allowance for doubtful accounts	14,139	1,552	(2,771)	12,920
2015	Allowance for doubtful accounts	10,300	3,766	73	14,139

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method.

Long-Lived Assets and Goodwill

The Company reviews long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Recoverability is assessed as the carrying value of assets held for use based on a review of undiscounted projected cash flows. Impairment losses, where identified, are measured as the excess of the carrying value of the long-lived asset over its estimated fair value as determined by discounted projected cash flows. No impairment charges for intangible assets with finite lives were recorded for the years ended December 31, 2017 and 2016. For the year ended December 31, 2015, the Company recorded non-cash impairment charges of $93,520 arising from the Company’s other intangible assets impairment testing.

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit.

The test for goodwill impairment is a two-step process to first identify potential goodwill impairment for each reporting unit and then, if necessary, measure the amount of the impairment loss. Our reporting units are consistent with our geographies in Note 20. We completed the required annual goodwill impairment test during the fourth quarter of 2017. The first step of the goodwill impairment test compares the fair value of each of our reporting units to its carrying value. We estimate the fair value of our reporting units based primarily on the discounted projected cash flows of the underlying operations. The estimated fair value for each of our reporting units was in excess of its respective carrying values as of December 31, 2017.

For the year ended December 31, 2015, the results of the first step of annual impairment testing indicated the carrying amount of goodwill assigned to the Americas and EMEA reporting units exceeded fair value. Based on these results, management completed the second step of annual impairment testing for the Americas and EMEA reporting units. Management determined that the fair value of goodwill assigned to the Americas was zero, resulting in a non-cash, non-tax deductible impairment charge of $382,271. Management determined that the carrying amount of the goodwill assigned to EMEA exceeded fair value by approximately 29%, resulting in a non-cash, non-tax deductible goodwill impairment charge of $61,388. For a summary of our goodwill by reporting unit, see Note 7.

Redeemable Noncontrolling Interests

The minority interest shareholders of a certain subsidiary have the right in certain circumstances to require the Company to acquire either a portion of or all of the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to a specified exercise date. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts in 2019. See Note 21.

The Company has recorded the put option as mezzanine equity at their current estimated redemption amount. The Company accrues changes in the redemption amounts over the period from the date of issuance to the earliest redemption date of the put option. For the years ended December 31, 2017 and 2016, the balance of redeemable noncontrolling interests was $8,872. Changes in the estimated redemption amounts of the put options are adjusted at each reporting period with a corresponding adjustment to equity.

Contingencies

The Company follows the provisions of ASC 450, “Contingencies,” which requires that an estimated loss from a loss contingency be accrued by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated.

Foreign Currency Translation

Local currencies generally are considered the functional currencies outside the United States. Assets and liabilities for operations in local-currency environments are translated at month-end exchange rates of the period reported. Income and expense items are translated at average exchange rates of each applicable month. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

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

Earnings (Loss) per Share

Basic earnings (loss) per share are calculated on the weighted-average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive. See Note 16.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs, including trade shows, were $13,683, $12,469 and $15,245 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Equity Compensation Plans

The Company recognizes compensation expense for its stock-based compensation programs, which include stock options, restricted stock, restricted stock units (RSUs) and performance shares. For service-based awards, stock-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. For stock options and awards with market conditions, compensation cost is determined at the individual tranche level. The Company recognizes forfeitures when they occur.

Income Taxes

The Company and the majority of its domestic subsidiaries file a consolidated U.S. federal income tax return while it has four entities that file separate U.S. federal tax returns. The Company’s non-U.S. subsidiaries file income tax returns in their respective jurisdictions. The Company provides for income taxes on those portions of its foreign subsidiaries’ accumulated earnings (deficit) that the Company believes are not reinvested permanently in their business.

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

See Note 19 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In the first quarter of 2017, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”. The following summarizes the effects of the adoption:

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

The impact of adoption was not material to the Consolidated Statements of Earnings and Comprehensive Loss or Consolidated Statements of Cash Flows of the Company.

Recently Issued Accounting Standards

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

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 permits the recognition of income tax consequences related to an intra-entity transfer of an asset other than inventory when the transfer occurs. It is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods.  Early adoption is permitted for any interim or annual period. The Company adopted this standard for the year ended December 31, 2017 and it did not have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). With the objective of reducing the existing diversity in practice, ASU 2016-15 addresses the manner in which certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017. The amendments should be applied retrospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted this standard for the year ended December 31, 2017 and it did not have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The FASB has also issued several updates to ASU that are intended to promote a more consistent interpretation and application of the principles outlined in the standard. The new standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards.

The Company will adopt the new standard effective January 1, 2018, by recognizing the cumulative effect of initially applying the new standard, driven predominantly by the acceleration of timing of recognition related to certain promotional discounts, as an adjustment to the opening balance of retained earnings with an offsetting impact within current liabilities. Based on its comprehensive assessment of the new guidance, the Company does not currently expect the adjustment to have a material impact to retained earnings nor on net income on an ongoing basis. However, actual results may differ from the current estimates. In addition, the Company expects to make certain immaterial balance sheet reclassifications to align with the presentation requirements of the new standard. Results for reporting periods beginning after January 1, 2018 will be presented according to ASU 2014-09 while prior period amounts will not be adjusted and will continue to be reported in accordance with the Company’s historic accounting policies. Beginning in the first quarter of 2018, the Company plans to provide expanded revenue recognition disclosures based on the new qualitative and quantitative disclosure requirements of the standard.

No other new accounting pronouncements, issued or effective during 2017, have had or are expected to have a significant impact on the Company’s consolidated financial statements.

Note 3 Acquisitions

2017 Acquisitions

On January 31, 2017, the Company acquired 100 percent of the shares of Vertex-Global Holding B.V. (“Vertex”), a provider of dental materials worldwide under the Vertex and NextDent brands. The fair value of the consideration paid for this acquisition, net of cash acquired, was $37,562, and consisted of cash and shares. The cash portion of the purchase price is included in cash paid for acquisitions, net of cash assumed, in the Consolidated Statement of Cash Flows. The share portion of the purchase price is included in issuance of stock for acquisitions in the Consolidated Statement of Equity. The operating results of Vertex have been included in the Company’s reported results since the closing date. The purchase price of the acquisition has been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.

2016 Acquisitions

No acquisitions were made by the Company for the year ended December 31, 2016.

2015 Acquisitions

On February 9, 2015, the Company acquired 100 percent of the outstanding shares and voting rights of Cimatron Ltd. (“Cimatron”), a provider of integrated 3D CAD/CAM software and solutions for manufacturing. The fair value of the consideration paid for this acquisition, net of cash acquired, was $77,984, all of which was paid in cash. The operations of Cimatron have been integrated into the Company’s products and service revenues. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2015 acquisitions.

On April 2, 2015, the Company acquired 65 percent of the equity interests in Wuxi Easyway Model Design and Manufacture Co. Ltd. (“Easyway”), a manufacturing service bureau and distributor of 3D printing and scanning products in China. The fair value of the consideration paid for this acquisition, net of cash acquired, was $11,265, all of which was paid in cash. Under the terms of the agreement, the Company has an option to acquire the remainder of the equity interests in Easyway between the third and fifth anniversaries of the closing. The operations of Easyway have been integrated into the Company’s products and service revenues. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2015 acquisitions.

On June 16, 2015, the Company acquired certain assets of STEAMtrax, LLC,  a curricula provider. The fair value of the consideration paid for this acquisition, net of cash acquired, was $2,550, all of which was paid in cash. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2015 acquisitions. The Company exited this investment in 2016.

On June 17, 2015, the Company acquired certain assets of NOQUO INC., a software provider. The fair value of the consideration paid for this acquisition, net of cash acquired, was $651,  which was paid with cash and the cancellation of a note. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below, which summarizes 2015 acquisitions. The Company exited this investment in 2016.

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

The amounts related to the acquisitions of these businesses were allocated to the assets acquired and the liabilities assumed and included in the Company’s consolidated balance sheet at December 31, 2015 as follows:

(in thousands)	2015
Fixed assets	$1,505
Other intangible assets, net	57,066
Goodwill	44,772
Other assets, net of cash acquired	22,449
Liabilities	(33,342)
Net assets acquired	$92,450

Note 4 Inventories

Components of inventories, net, at December 31, 2017 and 2016 are as follows:

(in thousands)	2017	2016
Raw materials	$37,660	$38,383
Work in process	3,906	3,109
Finished goods and parts	62,337	61,839
Inventories, net	$103,903	$103,331

During 2017, the Company recorded inventory adjustments totaling $12.9 million resulting from its lower of cost or net realizable value analysis. The charge was effected because of ongoing efforts to focus and prioritize the Company’s portfolio based on year-to-date demand, market trends and a better understanding of where the Company’s offerings meet and will continue to meet customers’ needs and demand. The inventory adjustments related primarily to legacy plastics printers, refurbished and used metals printers and parts which have shown little to no use over extended periods.

During 2016, the Company recorded inventory adjustments totaling $10.7 million in connection with the discontinuation of certain products as a result of the Company’s updated strategy.

Note 5 Property and Equipment

Property and equipment at December 31, 2017 and 2016 are summarized as follows:

(in thousands)	2017	2016	Useful Life (in years)
Land	$903	$903	N/A
Building	11,276	11,122	25-30
Machinery and equipment	134,666	108,826	2-7
Capitalized software	8,834	8,651	3-5
Office furniture and equipment	4,677	3,130	1-5
Leasehold improvements	29,503	24,423	Life of lease (a)
Construction in progress	13,527	7,760	N/A
Total property and equipment	203,386	164,815
Less: Accumulated depreciation and amortization	(105,865)	(84,837)
Total property and equipment, net	$97,521	$79,978

(a)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

The Company includes all depreciation from assets attributable to the generation of revenue in the Cost of Sales line item in the statement of operations. Depreciation related to assets that are not attributable to the generation of revenue are included in the Research and Development and Selling and General Administrative line items in the statement of operations. Depreciation expense on property and equipment for the years ended 2017,  2016 and 2015 was $25,561,  $24,331 and $20,979, respectively.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized impairment charges of $636,  $7,408, and $614,  respectively, on property and equipment, net. The charges taken in 2016 were in connection with our updated strategy and project reprioritization.

Note 6 Intangible Assets

Intangible assets other than goodwill at December 31, 2017 and December 31, 2016 are summarized as follows:

	2017			2016
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Customer relationships	$105,505	$(57,796)	$47,709	$99,067	$(46,252)	$52,815	1-14	6
Acquired technology	54,716	(39,644)	15,072	52,881	(27,543)	25,338	1-16	2
Trade names	25,813	(15,552)	10,261	28,110	(16,015)	12,095	1-8	6
Patent costs	17,909	(7,338)	10,571	16,263	(5,873)	10,390	1-20	15
Trade secrets	19,431	(11,530)	7,901	19,134	(9,383)	9,751	7	4
Acquired patents	16,661	(11,969)	4,692	16,965	(10,674)	6,291	1-6	8
Other	20,012	(17,435)	2,577	23,431	(18,610)	4,821	2-4	2
Total intangible assets	$260,047	$(161,264)	$98,783	$255,851	$(134,350)	$121,501	1-20	6

The Company includes all amortization from assets attributable to the generation of revenue in the Cost of Sales line item in the statement of operations. Amortization related to assets that are not attributable to the generation of revenue are included in the Research and Development and Selling and General Administrative line items in the statement of operations. Amortization expense related to intangible assets was $35,559,  $35,124 and $61,066 for the years ended December 31, 2017,  2016 and 2015, respectively. Amortization of these intangible assets is calculated on a straight-line basis.

Annual amortization expense for intangible assets is expected to be $29,448 in 2018, $20,411 in 2019, $17,308 in 2020, $12,859 in 2021 and $7,493 in 2022.

For discussion on intangible asset impairment testing, see Note 2.

Note 7 Goodwill

The following are the changes in the carrying amount of goodwill by geographic reporting unit:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at December 31, 2015	$—	$150,521	$37,354	$187,875
Acquisitions and adjustments	—	(137)	189	52
Effect of foreign currency exchange rates	—	(5,413)	(1,284)	(6,697)
Balance at December 31, 2016	—	144,971	36,259	181,230
Acquisitions and adjustments	—	31,438	41	31,479
Effect of foreign currency exchange rates	—	15,539	2,634	18,173
Balance at December 31, 2017	$—	$191,948	$38,934	$230,882

The effect of foreign currency exchange in this table reflects the impact on goodwill of amounts recorded in currencies other than the U.S. dollar on the financial statements of subsidiaries in these geographic areas resulting from the yearly effect of foreign currency translation between the applicable functional currency and the U.S. dollar.

For discussion on acquisitions, see Note 3. For discussion on goodwill impairment testing, see Note 2.

Note 8 Employee Benefits

The Company sponsors a Section 401(k) plan (the “Plan”) covering substantially all its eligible U.S. employees. The Plan entitles eligible employees to make contributions to the Plan after meeting certain eligibility requirements. Contributions are limited to the maximum contribution allowances permitted under the Internal Revenue Code. The Company matches 50.0% of contributions on the first 6.0% of the participant’s eligible compensation. The Company will give a minimum match of $1,500 to participants who average a minimum 6.0% deferral contribution rate per plan year. In addition, the Company has several other U.S. and non-U.S. defined contribution plans covering eligible U.S. and non-U.S. employees, respectively.

For the years ended December 31, 2017,  2016 and 2015, the Company expensed $2,360,  $1,175 and $956, respectively, for matching contributions to defined contribution plans.

Note 9 Accrued and Other Liabilities

Accrued liabilities at December 31, 2017 and 2016 are summarized below:

(in thousands)	2017	2016
Compensation and benefits	$20,432	$22,771
Accrued taxes	13,861	9,831
Arbitration awards	11,282	—
Vendor accruals	7,044	8,231
Product warranty liability	5,564	5,219
Accrued earnouts related to acquisitions	2,772	3,238
Accrued other	2,485	2,956
Royalties payable	1,679	2,092
Accrued professional fees	742	810
Accrued interest	38	39
Total	$65,899	$55,187

Other liabilities at December 31, 2017 and 2016 are summarized below:

(in thousands)	2017	2016
Long term employee indemnity	$13,887	$11,152
Defined benefit pension obligation	8,290	7,613
Other long term liabilities	7,596	7,183
Long term deferred revenue	7,298	7,464
Long term tax liability	9,340	5,726
Long term earnouts related to acquisitions	2,343	7,568
Arbitration award	—	11,282
Total	$48,754	$57,988

Changes in product warranty obligations, including deferred revenue on extended warranty contracts, for the years ended December 31, 2017, 2016 and 2015 are summarized below:

(in thousands)	Beginning Balance	Additional Accrual/ Revenue Deferred	Costs Incurred/ Deferred Revenue Amortization	Ending Balance
Year Ended December 31,
2017	$9,051	$13,623	$(12,472)	$10,202
2016	10,663	12,859	(14,471)	9,051
2015	11,914	15,349	(16,600)	10,663

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

The Company had $39,600 in notional foreign exchange contracts outstanding as of December 31, 2017, for which the fair value was not material. No foreign exchange contracts were outstanding as of December 31, 2016 and 2015.

The Company translates foreign currency balance sheets from each international businesses' functional currency (generally the respective local currency) to U.S. dollars at end-of-period exchange rates, and statements of earnings at average exchange rates for each period. The resulting foreign currency translation adjustments are a component of other comprehensive income (loss).

The Company does not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations' results into U.S. dollars. The impact of translating the Company’s non-U.S. operations’ revenue and earnings into U.S. dollars was not material to the Company’s results of operations for the years ended December 31, 2017, 2016 and 2015.

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

The Credit Facility contains customary covenants, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings and events of default. The Company was in compliance with all covenants at both December 31, 2017 and December 31, 2016.

The payment of dividends on the Company’s common stock is restricted under provisions of the Credit Facility, which limits the amount of cash dividends that the Company may pay in any one fiscal year to $30,000. The Company currently does not pay, and has not paid, any dividends on its common stock, and currently intends to retain any future earnings for use in its business.

There was no outstanding balance on the Credit Facility as of December 31, 2017 or 2016.

Interest Income and Expense

Interest income totaled $784,  $807 and $521 for the years ended December 31, 2017,  2016 and 2015, respectively.

Interest expense totaled $919,  $1,282 and $2,011 for the years ended December 31, 2017,  2016 and 2015, respectively.

Note 12 Lease Obligations

The Company leases certain of its facilities and equipment under capitalized leases and other facilities and equipment under non-cancelable operating leases. The leases are generally on a net-rent basis, under which the Company pays taxes, maintenance and insurance. Leases that expire at various dates through 2027 are expected to be renewed or replaced by leases on other properties.

Rent expense for the years ended December 31, 2017,  2016 and 2015 was $14,899,  $13,232 and $13,960, respectively.

The Company’s future minimum lease payments as of December 31, 2017 under capitalized leases and non-cancelable operating leases, with initial or remaining lease terms in excess of one year, were as follows:

(in thousands)	Capitalized Leases	Operating Leases
Years ending December 31:
2018	$1,373	$15,930
2019	1,143	12,273
2020	1,050	7,495
2021	738	5,875
2022	752	5,097
Later years	6,739	9,738
Total minimum lease payments	11,795	$56,408
Less: amounts representing imputed interest	(4,073)
Present value of minimum lease payments	7,722
Less: current portion of capitalized lease obligations	(644)
Capitalized lease obligations, excluding current portion	$7,078

Rock Hill Facility

The Company leases its headquarters and research and development facility pursuant to a lease agreement with 3D Fields, LLC.  After its initial term ending August 31, 2021, the lease provides the Company with the option to renew the lease for two additional five-year terms. The lease also grants the Company the right to cause 3D Fields, LLC, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of $709 in 2018 through 2020 and $723 in 2021. Under the terms of the lease, the Company is obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises.  This lease is recorded as a capitalized lease obligation under ASC 840, “Leases.” The implicit interest rate was 6.93% as of December 31, 2017 and 2016.

Other Capital Lease Obligations

The Company leases other equipment with lease terms through August 2018.  In accordance with ASC 840, the Company has recorded these leases as capitalized leases. The implicit interest rate ranged from 1.75% to 8.06% at December 31, 2017 and 2016.

Note 13 Preferred Stock

The Company had 5,000 shares of preferred stock that were authorized but unissued at December 31, 2017 and 2016.

Note 14 Stock-Based Compensation

Effective May 19, 2004, the Company adopted its 2004 Incentive Stock Plan, as further amended and restated on February 3, 2015 (the “2004 Stock Plan”), and its 2004 Restricted Stock Plan for Non-Employee Directors, as further amended and restated on April 1, 2013 (the “Director Plan”). On May 19, 2015, the Company’s stockholders approved the 2015 Incentive Plan of 3D Systems Corporation, as further amended and restated on May 16, 2017 (the “2015 Plan” and, together with the 2004 Stock Plan, the “Incentive Plans”).

The 2004 Stock Plan authorizes shares of restricted stock, restricted stock units (“RSU”), stock appreciation rights and the grant of options to purchase shares of the Company’s common stock. The 2004 Stock Plan also designates measures that may be used for performance awards. The Director Plan authorizes shares of restricted stock for non-employee directors of the Company. The 2015 Plan authorizes shares of restricted stock, RSUs, stock appreciation rights, cash incentive awards and the grant of options to purchase shares of the Company’s common stock. The 2015 Plan also designates measures that may be used for performance awards.

Generally, awards granted prior to November 13, 2015 become fully-vested on the three-year anniversary of the grant date and awards granted on or after November 13, 2015 vest one third each year over three years.

Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The following table details the components of stock-based compensation expense recognized in net earnings in each of the past three years:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Restricted Stock	$22,920	$28,612	$34,733
Stock Options	4,340	2,683	—
Total stock-based compensation expense	$27,260	$31,295	$34,733

Restricted Stock

The Company determines the fair value of restricted stock and RSUs based on the closing price of its stock on the date of grant. The Company generally recognizes compensation expense related to restricted stock and RSUs on a straight-line basis over the period during which the restriction lapses. Forfeitures are recognized in the period in which they occur. A summary of restricted stock and RSU activity during 2017 follows:

(in thousands, except per share amounts)	Number of Shares/Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period — unvested	3,904	$20.54
Granted	2,156	10.62
Cancelled	(420)	15.90
Vested	(1,379)	29.36
Outstanding at end of period — unvested	4,261	$13.12

Included in the activity above are 393 shares of restricted stock that vest under specified market conditions, which were awarded to certain employees in 2017 and 2016. Each of these employees was generally awarded two equal tranches of market condition restricted stock that immediately vests when the Company’s common stock trades at either $30 or $40 per share for ninety consecutive calendar days.

At December 31, 2017, there was $2,931 of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards with market conditions, which the Company expects to recognize over a weighted-average period of 1.8 years.

At December 31, 2017, there was $33,202 of unrecognized pre-tax stock-based compensation expense related to all other non-vested restricted stock award shares and units, which the Company expects to recognize over a weighted-average period of 1.8 years.

Stock Options

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

The Company recognizes compensation expense related to stock options on a straight-line basis over the derived term of the awards. Forfeitures are recognized in the period in which they occur. The fair value of stock options with market conditions is estimated using a binomial lattice Monte Carlo simulation model. The weighted-average fair value and the assumptions used to measure fair value were as follows:

	Year Ended December 31,
	2017	2016	2015
Stock option assumptions:
Weighted-average fair value	$—	$7.80	$—
Expected volatility	—	60.0%	—
Risk-free interest rate	—	0.76%-1.46	—
Expected dividend yield	—	0%	—
Derived term in years	—	3-4	—

Stock option activity for the year ended December 31, 2017 was as follows:

	Year Ended December 31, 2017
(in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock option activity:
Outstanding at beginning of period	2,260	$13.92	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	(440)	13.26	—	—
Outstanding at end of period	1,820	$14.08	8.50	—

In the table above, intrinsic value is calculated as the excess, if any, between the market price of the Company’s stock on the last trading day of the year and the exercise price of the options. Because the market price was lower than the exercise price, the intrinsic value is zero.

At December 31, 2017, there was $7,424 of unrecognized pre-tax stock-based compensation expense related to stock options, which the Company expects to recognize over a weighted-average period of 1.7 years.

Note 15 International Retirement Plan

The Company sponsors a non-contributory defined benefit pension plan for certain employees of a non-U.S. subsidiary initiated by a predecessor of the subsidiary. The Company maintains insurance contracts that provide an annuity that is used to fund the current obligations under this plan. The net present value of the annuity was $3,207 and $2,760 as of December 31, 2017 and 2016, respectively. The net present value of that annuity is included in “Other assets, net” on the Company’s consolidated balance sheets at December 31, 2017 and 2016. The following table provides a reconciliation of the changes in the projected benefit obligation for the years ended December 31, 2017 and 2016:

(in thousands)	2017	2016
Reconciliation of benefit obligations:
Obligations as of January 1	$7,727	$6,328
Service cost	184	154
Interest cost	131	159
Actuarial (gain) loss	(555)	1,437
Benefit payments	(136)	(120)
Effect of foreign currency exchange rate changes	1,083	(231)
Obligations as of December 31	8,434	7,727
Funded status as of December 31 (net of tax benefit)	$(8,434)	$(7,727)

For the year ended December 31, 2017, the Company recorded a $555 gain, net of $244 of actuarial amortization and a $247 tax provision, as a $552 adjustment to “Accumulated other comprehensive income (loss)” in accordance with ASC 715, “Compensation – Retirement Benefits.” For the year ended December 31, 2016,  the Company recorded a $1,437 loss, net of $128 of actuarial amortization and a $407 tax benefit, as a $902 adjustment to “Accumulated other comprehensive income (loss)”.

The Company has recognized the following amounts in the consolidated balance sheets at December 31, 2017 and 2016:

(in thousands)	2017	2016
Accrued liabilities	$144	$114
Other liabilities	8,290	7,613
Projected benefit obligation	8,434	7,727
Accumulated other comprehensive income	(2,555)	(2,775)
Total	$5,879	$4,952

The following projected benefit obligation and accumulated benefit obligation were estimated as of December 31, 2017 and 2016:

(in thousands)	2017	2016
Projected benefit obligation	$8,434	$7,727
Accumulated benefit obligation	$7,570	$6,905

The following table shows the components of net periodic benefit costs and other amounts recognized in other comprehensive income (loss):

(in thousands)	2017	2016
Net periodic benefit cost:
Service cost	$184	$154
Interest cost	131	159
Amortization of actuarial loss	244	128
Total	$559	$441
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	(555)	1,437
Total expense recognized in net periodic benefit cost and other comprehensive income	$4	$1,878

The following assumptions are used to determine benefit obligations as of December 31:

	2017	2016
Discount rate	1.80%	1.60%
Rate of compensation	3.00%	3.00%

The following benefit payments, including expected future service cost, are expected to be paid:

(in thousands)
Estimated future benefit payments:
2018	$145
2019	147
2020	163
2021	181
2022	184
2023-2027	1,020

Note 16 Computation of Net Loss per Share

The Company computes basic loss per share using net loss attributable to 3D Systems Corporation and the weighted average number of common shares outstanding during the applicable period. Diluted loss per share incorporates the additional shares issuable upon assumed exercise of stock options and the release of restricted stock and RSUs, except in such case when their inclusion would be anti-dilutive.

(in thousands, except per share amounts)	2017	2016	2015
Numerator for basic and diluted net loss per share:
Net loss attributable to 3D Systems Corporation	$(66,191)	$(38,419)	$(655,492)

Denominator for basic and diluted net loss per share:
Weighted average shares	111,554	111,189	111,969

Net loss per share, basic and diluted	$(0.59)	$(0.35)	$(5.85)

For the years ended December 31, 2017, 2016 and 2015, the effect of dilutive securities, including non-vested stock options, restricted stock awards and RSUs, was excluded from the denominator for the calculation of diluted net loss per share because the Company recognized a net loss for the period and their inclusion would be anti-dilutive. Dilutive securities excluded were 5,341,  5,284 and 1,117 for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 17 Noncontrolling Interests

As of December 31, 2017, the Company owned approximately 70% of the capital and voting rights of Robtec, a service bureau and distributor of 3D printing and scanning products in Brazil. Robtec was acquired on November 25, 2014.

As of December 31, 2017, the Company owned approximately 70% of the capital and voting rights of Easyway, a service bureau and distributor of 3D printing and scanning products in China. Approximately 65% of the capital and voting rights of Easyway were acquired on April 2, 2015, and an additional 5% of the capital and voting rights of Easyway were acquired on July 19, 2017 for $2.3 million.

Note 18 Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$20,244	$—	$—	$20,244
Earnout consideration (b)	$—	$—	$5,115	$5,115

	Fair Value Measurements as of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$25,206	$—	$—	$25,206
Earnout consideration (b)	$—	$—	$10,806	$10,806

(a)

Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

(b)

The fair value of the earnout consideration, which is based on the present value of the expected future payments to be made to the sellers of the acquired businesses, was derived by analyzing the future performance of the acquired businesses using the earnout formula and performance targets specified in each purchase agreement and adjusting those amounts to reflect the ability of the acquired entities to achieve the stated targets. Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy. The change in earnout consideration from December 31, 2016 to December 31, 2017 reflects a payment of $3,206, accretion of $921 and adjustments of $3,406.

The Company did not have any transfers of assets and liabilities between levels  of the fair value measurement hierarchy during the year ended December 31, 2017.

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

Note 19 Income Taxes

The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted in December 2017. The Tax Act significantly changed U.S. tax law by, among other things, lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $37,889 tax expense that was offset by an adjustment to the Company’s valuation allowance of a provisional $37,889 tax benefit.

The Tax Act also provided for a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”). The Company recognized a provisional $9,474 of income tax expense related to the transition tax, which was offset by its current year net operating loss. As such, the Company does not expect any cash tax payment to be made in connection with the transition tax.

While the Tax Act provides for a modified territorial tax system, beginning in 2018, global intangible low-taxed income (“GILTI”) provisions will result in an incremental tax on low taxed foreign income. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Under U.S. GAAP, the Company is required to make an accounting policy election to either (1) treat taxes due related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amounts into the measurement of the Company’s deferred taxes (the “deferred method”). The Company is continuing to evaluate the GILTI tax rules and have not yet adopted a policy to account for the related impacts.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has recognized a net tax expense of $47,362 for the provisional tax impacts related to the one-time transition tax and the revaluation of deferred tax balances which was offset by $47,362 of provisional tax benefit associated to the change in the valuation allowance and included these estimates in the consolidated financial statements for the year ended December 31, 2017. The Company is in the process of analyzing the impact of the various provisions of the Tax Act. The ultimate impact may materially differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. The Company expects to complete the analysis within the measurement period in accordance with SAB 118.

The components of the Company’s income before income taxes are as follows:

	2017	2016	2015
Income (loss) before income taxes:
Domestic	$(75,965)	$(53,868)	$(580,720)
Foreign	18,444	14,056	(74,233)
Total	$(57,521)	$(39,812)	$(654,953)

The components of income tax provision for the years ended December 31, 2017,  2016 and 2015 are as follows:

	2017	2016	2015
Current:
U.S. federal	$(83)	$(2,110)	$10,753
State	741	30	169
Foreign	12,711	8,099	925
Total	13,369	6,019	11,847

Deferred:
U.S. federal	—	(1,245)	(5,252)
State	1,097	—	(225)
Foreign	(6,664)	(5,321)	2,602
Total	(5,567)	(6,566)	(2,875)
Total income tax (benefit) provision	$7,802	$(547)	$8,972

The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2017,  2016 and 2015 as follows:

	% of Pretax Income
	2017	2016	2015
Tax provision based on the federal statutory rate	35.0%	35.0%	35.0%
Increase in valuation allowances	48.8	(58.5)	(16.4)
Other	2.9	1.7	(0.4)
Foreign tax rate change	2.2
Return to provision adjustments	2.0	18.8	(0.7)
State taxes, net of federal benefit, before valuation allowance	1.0	3.9	0.9
Deferred tax adjustments	(1.1)	13.0	—
Uncertain tax positions	(1.4)	(25.1)	(0.5)
Nondeductible expenses	(3.3)	(1.1)	(0.1)
Deemed income related to foreign operations	(4.1)	(8.4)	(0.6)
Employee share-based payments	(13.2)	—	—
One-Time transition tax	(16.5)	—	—
U.S. Tax Cuts and Jobs Act - rate change	(65.9)	—	—
Foreign exchange loss	—	9.4	—
Impairment of definite lived intangibles	—	3.1	—
Foreign income tax rate differential	—	3.1	(2.0)
Impairment of goodwill with no tax basis	—	—	(16.8)
Foreign tax credits related to above	—	6.5	0.2
Effective tax rate	(13.6)%	1.4%	(1.4)%

The difference between the Company’s effective tax rate for 2017 and the federal statutory rate was 48.6 percentage points. The difference in the effective rate is due primarily to the impact of the Tax Act, change in valuation allowances that were recorded during the year, as well as the Company’s foreign income inclusions and employee share-based payments that were previously recognized through other comprehensive income.

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

During the third quarter of 2017, the Company determined that it is more likely than not that the deferred tax assets related to Phenix Systems would not be realized based on the Company’s review of results from operations and other evidence.  During the fourth quarter, it was determined that it was more likely than not that Layerwise, located in Belgium, would realize benefits based on results from operations and utilization of existing net operating losses. There were no other changes to the Company’s valuation allowance assertions.

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

The components of the Company’s net deferred income tax assets and net deferred income tax liabilities at December 31, 2017 and 2016 are as follows:

(in thousands)	2017	2016
Deferred income tax assets:
Intangibles	$24,232	$40,014
Stock options and restricted stock awards	5,988	14,384
Reserves and allowances	11,308	20,022
Net operating loss carryforwards	35,004	29,398
Tax credit carryforwards	10,908	13,571
Accrued liabilities	3,011	5,330
Deferred revenue	4,629	3,502
Valuation allowance	(80,796)	(109,913)
Total deferred income tax assets	14,284	16,308

Deferred income tax liabilities:
Intangibles	11,301	16,968
Property, plant and equipment	7,304	8,818
Other	642	—
Total deferred income tax liabilities	19,247	25,786

Net deferred income tax liabilities	$(4,963)	$(9,478)

At December 31, 2017, $35,004 of the Company’s deferred income tax assets was attributable to $237,186 of gross net operating loss carryforwards, which consisted of $115,846 loss carryforwards for U.S. federal income tax purposes, $101,563 of loss carryforwards for U.S. state income tax purposes and $19,777 of loss carryforwards for foreign income tax purposes.

At December 31, 2016, $29,398 of the Company’s deferred income tax assets was attributable to $148,199 of gross operating loss carryforwards, which consisted of $50,587 loss carryforwards for U.S. federal income tax purposes, $78,274 of loss carryforwards for U.S. state income tax purposes and $19,338 of loss carryforwards for foreign income tax purposes.

The net operating loss carryforwards for U.S. federal income tax purposes begin to expire in 2022. The net operating loss carryforwards for U.S. state income tax purposes begin to expire in 2018. In addition, certain loss carryforwards for foreign income tax purposes begin to expire in 2018 and certain other loss carryforwards for foreign purposes do not expire.

At December 31, 2017, tax credit carryforwards included in the Company’s deferred income tax assets consisted of $2,845 of research and experimentation credit carryforwards for U.S. federal income tax purposes, $3,745 of research and experimentation tax credit carryforwards for U.S. state income tax purposes, $3,549 of foreign tax credits for U.S. federal income tax purposes, $474 of other U.S. federal tax credits, $170 of research and experimentation tax credit carryforwards for foreign income tax purposes and $600 of other state tax credits. Certain state research and experimentation and other state credits begin to expire in 2024. The Company has recorded a valuation allowance related to the U.S. federal and state tax credits.

At December 31, 2016, tax credit carryforwards included in the Company’s deferred income tax assets consisted of $2,544 of research and experimentation credit carryforwards for U.S. federal income tax purposes, $2,649 of research and experimentation tax credit carryforwards for U.S. state income tax purposes, $7,155 of foreign tax credits for U.S. federal income tax purposes, $474 of other U.S. federal tax credits, $149 of research and experimentation tax credit carryforwards for foreign income tax purposes and $600 of other state tax credits. Certain state research and experimentation credits begin to expire in 2017; other state credits begin to expire in 2024. The Company has recorded a valuation allowance related to the U.S. federal and state tax credits.

The Company has provided for $9,474 in tax for the Transition Tax discussed above which has been offset by its 2017 net operating loss. As the Company’s previously unremitted earnings have now been subjected to U.S. federal income tax, any repatriation of these earnings to the U.S. would not be expected to incur significant additional taxes related to such amounts. However, the Company’s estimates are provisional and subject to further analysis.

Including interest and penalties, the Company increased its unrecognized benefits by $218 for the year ended December 31, 2017 and increased its unrecognized tax benefits by $10,077 for the year ended December 31, 2016. The Company does not anticipate any additional unrecognized tax benefits during the next 12 months that would result in a material change to its consolidated financial position. The Company includes interest and penalties in the Consolidated Financial Statements as a component of income tax expense.

	Unrecognized Tax Benefits
(in thousands)	2017	2016	2015
Balance at January 1	$(18,251)	$(8,296)	$(1,845)
Increases related to prior year tax positions	(4,104)	(2,658)	—
Decreases related to prior year tax positions	4,045	—	1,475
Increases related to current year tax positions	—	(7,297)	(7,926)
Decreases related to current year tax positions	—	—	—
Decreases in unrecognized liability due to settlements with foreign tax authorities	—	—	—
Balance at December 31	$(18,310)	$(18,251)	$(8,296)

Tax years 2003 through 2017 remain subject to examination by the U.S. Internal Revenue Service, with most of the years open to examination due to the generation and utilization of various tax credits. State income tax returns are generally subject to examination for a period of three to four years after filing the respective tax returns. The impact on such tax returns of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in Australia (2013), Belgium (2014), Brazil (2012), China (2014), France (2014), Germany (2013), India (2013), Israel (2013), Italy (2012), Japan (2012), Korea (2012), Mexico (2012), Netherlands (2012), Switzerland (2012), the United Kingdom (2016) and Uruguay (2012).

The following presents the changes in the balance of the Company’s  deferred income tax asset valuation allowance:

Year Ended	Item	Balance at beginning of year	Additions (reductions) charged to expense	Other	Balance at end of year
2017	Deferred income tax asset valuation allowance	$109,913	$(28,071)	$(1,046)	$80,796
2016	Deferred income tax asset valuation allowance	107,312	20,450	(17,849)	109,913
2015	Deferred income tax asset valuation allowance	—	107,312	—	107,312

Note 20 Segment Information

The Company operates as one segment and conducts its business through various offices and facilities located throughout the Americas region (United States, Canada, Brazil, Mexico and Uruguay), EMEA region (Belgium, France, Germany, Israel, Italy, the Netherlands, Switzerland and the United Kingdom), and Asia Pacific region (Australia, China, India, Japan and Korea). The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.” Financial information concerning the Company’s geographical locations is based on the location of the selling entity. Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

(in thousands)	2017	2016	2015
Revenue from unaffiliated customers:
United States	$322,399	$329,553	$345,032
Other Americas	11,377	11,332	12,944
EMEA	220,357	193,141	200,104
Asia Pacific	91,936	98,939	108,083
Total revenue	$646,069	$632,965	$666,163

(in thousands)	2017	2016	2015
Revenue by class of product and service:
Products	$210,280	$223,544	$257,379
Materials	168,846	156,839	150,740
Services	266,943	252,582	258,044
Total revenue	$646,069	$632,965	$666,163

	Year Ended December 31, 2017
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$2,169	$36,914	$14,775	$20,388	$74,246
EMEA	70,709	6,005	13,093	4,945	94,752
Asia Pacific	2,790	—	174	3,936	6,900
Total	$75,668	$42,919	$28,042	$29,269	$175,898

	Year Ended December 31, 2016
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$3,013	$28,881	$10,958	$21,639	$64,491
EMEA	65,209	3,365	8,921	6,091	83,586
Asia Pacific	3,046	—	369	3,959	7,374
Total	$71,268	$32,246	$20,248	$31,689	$155,451

	Year Ended December 31, 2015
	Intercompany Sales to
(in thousands)	Americas	Germany	Other EMEA	Asia Pacific	Total
Americas	$3,073	$36,552	$17,133	$17,602	$74,360
EMEA	58,489	4,232	9,643	6,172	78,536
Asia Pacific	3,027	4	79	3,585	6,695
Total	$64,589	$40,788	$26,855	$27,359	$159,591

(in thousands)	2017	2016	2015
Income (loss) from operations:
Americas	$(71,951)	$(53,725)	$(596,283)
EMEA	(292)	(1,613)	(71,201)
Asia Pacific	20,173	19,591	27,432
Subtotal	(52,070)	(35,747)	(640,052)
Inter-segment elimination	(1,903)	(2,673)	(1,872)
Total	$(53,973)	$(38,420)	$(641,924)

(in thousands)	2017	2016	2015
Depreciation and amortization:
Americas	$25,484	$25,892	$43,613
EMEA	31,135	29,946	34,596
Asia Pacific	5,422	4,697	4,860
Total	$62,041	$60,535	$83,069

(in thousands)	2017	2016	2015
Capital expenditures:
Americas	$23,925	$8,172	$14,062
EMEA	5,227	5,947	7,469
Asia Pacific	1,729	2,448	868
Total	$30,881	$16,567	$22,399

	At December 31,
(in thousands)	2017	2016	2015
Assets:
Americas	$329,550	$345,412	$382,738
EMEA	454,319	382,163	406,084
Asia Pacific	112,895	121,578	103,137
Total	$896,764	$849,153	$891,959

	At December 31,
(in thousands)	2017	2016	2015
Cash and cash equivalents:
Americas	$51,475	$105,750	$98,913
EMEA	52,642	44,877	34,388
Asia Pacific	32,227	34,320	22,342
Total	$136,344	$184,947	$155,643

	At December 31,
(in thousands)	2017	2016	2015
Long-lived assets:
Americas	$94,319	$96,016	$113,364
EMEA	306,988	262,543	285,980
Asia Pacific	57,035	57,644	60,148
Total	$458,342	$416,203	$459,492

Note 21 Commitments and Contingencies

The Company leases certain of its facilities and equipment under non-cancelable operating leases.  See Note 12.

Supply commitments totaled $83,305 and $62,935 as of December 31, 2017 and 2016, respectively. Commitments for printer assemblies and inventory items at December 31, 2017 and 2016 were $57,592 and $51,156, respectively. Commitments for capital expenditures and operating costs at December 31, 2017 and 2016 were $25,713 and $11,779, respectively.

Certain of the Company’s acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liability recorded for these earnouts as of December 31, 2017 and 2016 was $5,115 and $10,806, respectively.

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

Management estimates, assuming that the subsidiary owned by the Company at December 31, 2017, performs over the relevant future periods at its forecasted earnings levels, that these rights, if exercised, could require the Company, in future periods, to pay approximately $8,872 to the owners of such rights to acquire such ownership interests in the relevant subsidiary. This amount has been recorded as redeemable noncontrolling interests on the Consolidated Balance Sheet at December 31, 2017 and 2016. The ultimate amount payable relating to this transaction will vary because it is dependent on the future results of operations of the subject business.

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

Litigation

Securities and Derivative Litigation

The Company and certain of its former executive officers have been named as defendants in a consolidated putative stockholder class action lawsuit pending in the United States District Court for the District of South Carolina. The consolidated action is styled KBC Asset Management NV v. 3D Systems Corporation, et al., Case No. 0:15-cv-02393-MGL. The Amended Consolidated Complaint (the “Complaint”), which was filed on December 9, 2015, alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions and that the former officers are control persons under Section 20(a) of the Exchange Act. The Complaint was filed on behalf of stockholders who purchased shares of the Company’s common stock between October 29, 2013, and May 5, 2015 and seeks monetary damages on behalf of the purported class. Defendants filed a motion to dismiss the Complaint in its entirety on January 14, 2016, which was denied by Memorandum Opinion and Order dated July 25, 2016 (the “Order”). Defendants filed a motion for reconsideration of the Order on August 4, 2016, which was denied by Order dated February 24, 2017.  On September 28, 2017, the Court granted Lead Plaintiff’s Motion for Class Certification.  On February 15, 2018, following mediation, the parties entered into a Stipulation of Settlement that provides for, among other things, payment of $50 million by the Company’s insurance carriers and a mutual exchange of releases. The Stipulation of Settlement calls for a dismissal of all claims against the Company and the individual defendants with prejudice following Court approval, a denial by defendants of any wrongdoing, and no admission of liability. On February 15, 2018, Lead Plaintiff filed an Unopposed Motion for Preliminary Approval of Class Action Settlement. On February 21, 2018, the Court entered an Order Preliminarily Approving Settlement and Providing for Notice.  The final approval hearing has been scheduled for June 25, 2018. A current liability of $50,000 was recorded for the agreed upon settlement amount and an offsetting receivable of $50,000 was recorded for related insurance proceeds.

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

The Company believes the claims alleged in the derivative lawsuits are without merit and intends to defend the Company and its officers and directors vigorously.

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

With regard to Barranco II, the Hawaii district court, on March 17, 2014, denied the Company’s motion to dismiss and its motion to transfer venue to South Carolina. However, the Hawaii court dismissed Count II in plaintiff’s complaint alleging breach of the employment agreement.  The Company filed an answer to the complaint in the Hawaii district court on March 31, 2014.  On November 19, 2014, the Company filed a motion for summary judgment on all claims which was heard on January 20, 2015. On January 30, 2015, the court entered an order granting in part and denying in part the Company’s motion for summary judgment. The Order narrowed the plaintiff’s claim for breach of contract and dismissed the plaintiff’s claims for fraud and negligent misrepresentation. As a result, Messrs. Reichental and Gregoire were dismissed from the lawsuit. The case was tried to a jury in May 2016, and on May 27, 2016 the jury found that the Company was not liable for either breach of contract or breach of the implied covenant of good faith and fair dealing.  Additionally, the jury found in favor of the Company on its counterclaim against Mr. Barranco and determined that Mr. Barranco violated his non-competition covenant with the Company. On July 5, 2017, the court ordered a bench trial regarding causation and damages with respect to the equitable accounting on the Company’s prevailing counterclaim against Mr. Barranco. The bench trial took place on November 20, 2017.  The Court ordered the submission of proposed findings of fact and conclusions of law.  The Company submitted its proposed Findings of Fact and Conclusions of Law on January 12, 2018.  Barranco submitted his on February 2, 2018.  The Company submitted its Reply on February 16, 2018.  The Court is expected to rule on the accounting thereafter.

Export Compliance Matter

In October 2017 the Company received an administrative subpoena from the Bureau of Industry and Security of the Department of Commerce (“BIS”) requesting the production of records in connection with possible violations of U.S. export control laws, including with regard to its Quickparts.com, Inc. subsidiary. In addition, while collecting information responsive to the above-referenced subpoena, the Company identified potential violations of the International Traffic in Arms Regulations (“ITAR”) administered by the Directorate of Defense Trade Controls of the Department of State (“DDTC”) and potential violations of the Export Administration Regulations administered by the Bureau of Industry and Security of the Department of Commerce.  On February 12, 2018, the Company submitted an initial notice of voluntary disclosure to DDTC in which the Company identified certain potentially unauthorized exports of technical data.  The Company is continuing to conduct and internal review and cooperating fully with the investigation, but cannot predict the ultimate resolution of this matter. The Company expects to incur significant legal costs and other expenses in connection with responding to these inquiries.

If the U.S. government finds that the Company has violated one or more export control laws or trade sanctions, the Company could be subject to various penalties. By statute, these penalties can include but are not limited to fines, which by statute may be significant, denial of export privileges, and debarment from participation in U.S. government contracts; and any assessment of penalties could also harm the Company’s reputation, create negative investor sentiment, and affect the Company’s share value.  In connection with any resolution, the Company may also be required to undertake additional remedial compliance measures and program monitoring.  The Company cannot at this time predict when BIS and/or DDTC will conclude their investigations or determine an estimated cost, if any, or range of costs, for any penalties or fines that may be incurred upon resolution of this matter.

The Company is involved in various other legal matters incidental to its business. Although the Company cannot predict the results of litigation with certainty, the Company believes that the disposition of all current legal matters will not have a material adverse effect on its consolidated results of operations, consolidated statement of cash flows or consolidated financial position.

Note 22 Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive loss by component are as follows:

(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Liquidation of non-US entity and purchase of non-controlling interests	Total
Balance at December 31, 2015	$(37,675)	$(1,873)	$—	$(39,548)
Other comprehensive income (loss)	(13,063)	(902)	288	(13,677)
Balance at December 31, 2016	(50,738)	(2,775)	288	(53,225)
Other comprehensive income	31,419	220	50	31,689
Balance at December 31, 2017	$(19,319)	$(2,555)	$338	$(21,536)

The amounts presented above are in other comprehensive loss and are net of taxes. For additional information about foreign currency translation, see Note 10. For additional information about the pension plan, see Note 15.

Note 23 Selected Quarterly Financial Data (unaudited)

The following tables set forth unaudited selected quarterly financial data:

	2017
	Quarter Ended
(in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Consolidated revenue	$177,264	$152,907	$159,467	$156,431
Gross profit	85,458	58,522	80,673	80,186
Total operating expenses	91,161	90,857	87,537	89,257
Loss from operations (a)	(5,703)	(32,335)	(6,864)	(9,071)
Provision for income taxes	971	3,723	2,067	1,041
Net loss attributable to 3D Systems	(10,134)	(37,670)	(8,416)	(9,971)
Basic and diluted net loss per share	$(0.08)	$(0.34)	$(0.08)	$(0.09)

	2016
	Quarter Ended
(in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Consolidated revenue	$165,937	$156,362	$158,111	$152,555
Gross profit	82,890	68,937	80,411	77,513
Total operating expenses	78,817	90,954	84,128	94,272
Income (loss) from operations	4,073	(22,017)	(3,717)	(16,759)
Provision (benefit) for income taxes	(1,212)	(2,214)	1,700	1,179
Net income (loss) attributable to 3D Systems	5,230	(21,213)	(4,648)	(17,788)
Basic and diluted net income (loss) per share	$0.05	$(0.19)	$(0.04)	$(0.16)

	2015
	Quarter Ended
(in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Consolidated revenue	$183,363	$151,574	$170,504	$160,722
Gross profit	60,160	71,038	81,627	78,984
Total operating expenses	626,081	105,675	105,469	96,508
Loss from operations (a)	(565,921)	(34,637)	(23,842)	(17,524)
Provision (benefit) for income taxes	29,535	(3,524)	(10,096)	(6,943)
Net loss attributable to 3D Systems	(596,366)	(32,249)	(13,696)	(13,181)
Basic and diluted net loss per share	$(5.32)	$(0.29)	$(0.12)	$(0.12)

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

Note 24 Subsequent Events

There are no subsequent events except as disclosed within the Litigation section of Note 21.