Form 10-Q
period 2018-03-31
3D SYSTEMS CORP
filed 2018-05-02
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to____________

Commission File No. 001-34220
__________________________

3D SYSTEMS CORPORATION
(Exact name of Registrant as specified in its Charter)
__________________________

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
Shares of Common Stock, par value $0.001, outstanding as of April 25, 2018: 113,811,734

3D SYSTEMS CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$121,607	$136,344
Accounts receivable, net of reserves — $11,246 (2018) and $10,258 (2017)	134,470	129,879
Inventories	110,383	103,903
Insurance proceeds receivable	50,000	50,000
Prepaid expenses and other current assets	22,761	18,296
Total current assets	439,221	438,422
Property and equipment, net	101,675	97,521
Intangible assets, net	91,800	98,783
Goodwill	235,323	230,882
Deferred income tax asset	3,965	4,020
Other assets, net	25,674	27,136
Total assets	$897,658	$896,764
LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$661	$644
Accounts payable	55,405	55,607
Accrued and other liabilities	66,442	65,899
Accrued litigation settlement	50,000	50,000
Customer deposits	5,718	5,765
Deferred revenue	39,694	29,214
Total current liabilities	217,920	207,129
Long term portion of capitalized lease obligations	6,932	7,078
Deferred income tax liability	8,031	8,983
Other liabilities	46,665	48,754
Total liabilities	279,548	271,944
Redeemable noncontrolling interests	8,872	8,872
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 117,180 (2018) and 117,025 (2017)	116	115
Additional paid-in capital	1,333,378	1,326,250
Treasury stock, at cost — 2,358 shares (2018) and 2,219 shares (2017)	(9,041)	(8,203)
Accumulated deficit	(698,157)	(677,772)
Accumulated other comprehensive loss	(14,137)	(21,536)
Total 3D Systems Corporation stockholders' equity	612,159	618,854
Noncontrolling interests	(2,921)	(2,906)
Total stockholders’ equity	609,238	615,948
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$897,658	$896,764

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(in thousands, except per share amounts)	2018	2017
Revenue:
Products	$105,125	$97,039
Services	60,763	59,392
Total revenue	165,888	156,431
Cost of sales:
Products	55,093	47,257
Services	32,913	28,988
Total cost of sales	88,006	76,245
Gross profit	77,882	80,186
Operating expenses:
Selling, general and administrative	69,497	66,405
Research and development	25,883	22,852
Total operating expenses	95,380	89,257
Loss from operations	(17,498)	(9,071)
Interest and other (expense) income, net	(1,525)	201
Loss before income taxes	(19,023)	(8,870)
Provision for income taxes	1,954	1,041
Net loss	(20,977)	(9,911)
Less: net income (loss) attributable to noncontrolling interests	(16)	60
Net loss attributable to 3D Systems Corporation	$(20,961)	$(9,971)

Net loss per share available to 3D Systems Corporation common stockholders - basic and diluted	$(0.19)	$(0.09)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended March 31,
(in thousands, except per share amounts)	2018	2017
Net loss	$(20,977)	$(9,911)
Other comprehensive income (loss), net of taxes:
Pension adjustments	(17)	20
Foreign currency translation	7,416	8,392
Total other comprehensive income (loss), net of taxes:	7,399	8,412
Total comprehensive income (loss), net of taxes	(13,578)	(1,499)
Comprehensive income (loss) attributable to noncontrolling interests	(15)	121
Comprehensive income (loss) attributable to 3D Systems Corporation	$(13,563)	$(1,620)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(20,977)	$(9,911)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,186	14,973
Stock-based compensation	7,128	7,131
Impairment of property and other assets	38	53
Impairment of cost method investments	1,373	—
Provision for bad debts	1,017	155
Provision for deferred income taxes	(898)	(1,069)
Changes in operating accounts, net of acquisitions:
Accounts receivable	(3,774)	5,672
Inventories	(5,571)	(4,116)
Prepaid expenses and other current assets	(3,667)	41
Accounts payable	(647)	(691)
Accrued and other current liabilities	12,597	12,403
All other operating activities	(3,344)	(5,253)
Net cash (used in) provided by operating activities	(1,539)	19,388
Cash flows from investing activities:
Purchases of property and equipment	(10,764)	(5,620)
Additions to license and patent costs	(230)	(280)
Cash paid for acquisitions, net of cash assumed	—	(34,291)
Proceeds from disposition of property and equipment	—	24
Net cash used in investing activities	(10,994)	(40,167)
Cash flows from financing activities:
Payments on earnout consideration	(2,675)	(3,206)
Payments related to net-share settlement of stock-based compensation	(837)	(1,088)
Repayment of capital lease obligations	(128)	(120)
Net cash used in financing activities	(3,640)	(4,414)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,438	1,926
Net decrease in cash, cash equivalents and restricted cash	(14,735)	(23,267)
Cash, cash equivalents and restricted cash at the beginning of the period (a)	136,831	185,248
Cash, cash equivalents and restricted cash at the end of the period (a)	$122,096	$161,981

Cash interest payments	$119	$200
Cash income tax payments, net	$2,332	$573
Transfer of equipment from inventory to property and equipment, net (b)	$666	$5,379
Transfer of equipment to inventory from property and equipment, net (c)	$360	$718
Stock issued for acquisitions	$—	$3,208

(a)
The amounts for cash and cash equivalents shown above include restricted cash of $489 and $318 as of March 31, 2018 and 2017, respectively, and $487 and $301 as of December 31, 2017, and 2016, respectively, which were included in other assets, net in the condensed consolidated balance sheets.

(b)
Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training or demonstration or for placement into on demand manufacturing services locations.

(c)	In general, an asset is transferred from property and equipment, net, into inventory at its net book value when the Company has identified a potential sale for a used machine.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2017	$115	$1,326,250	$(8,203)	$(677,772)	$(21,536)	$618,854	$(2,906)	$615,948
Issuance (repurchase) of stock	1	—	(838)	—	—	(837)	—	(837)
Cumulative impact of change in accounting policy	—	—	—	576	—	576	—	576
Stock-based compensation expense	—	7,128	—	—	—	7,128	—	7,128
Net loss	—	—	—	(20,961)	—	(20,961)	(16)	(20,977)
Pension adjustment	—	—	—	—	(17)	(17)	—	(17)
Foreign currency translation adjustment	—	—	—	—	7,416	7,416	1	7,417
Balance at March 31, 2018	$116	$1,333,378	$(9,041)	$(698,157)	$(14,137)	$612,159	$(2,921)	$609,238

	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2016	$115	$1,307,428	$(2,658)	$(621,787)	$(53,225)	$629,873	$(3,173)	$626,700
Issuance (repurchase) of stock	—	—	(1,088)	—	—	(1,088)	—	(1,088)
Issuance of stock for acquisitions	—	3,208	—	—	—	3,208	—	3,208
Cumulative impact of change in accounting policy	—	(10,206)	—	10,206	—	—	—	—
Stock-based compensation expense	—	7,131	—	—	—	7,131	—	7,131
Net income (loss)	—	—	—	(9,971)	—	(9,971)	60	(9,911)
Pension adjustment	—	—	—	—	20	20	—	20
Foreign currency translation adjustment	—	—	—	—	8,331	8,331	61	8,392
Balance at March 31, 2017	$115	$1,307,561	$(3,746)	$(621,552)	$(44,874)	$637,504	$(3,052)	$634,452

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of 3D Systems Corporation and all majority-owned subsidiaries and entities in which a controlling interest is maintained (the “Company”). A non-controlling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. The Company includes noncontrolling interests as a component of total equity in the condensed consolidated balance sheets and the net income (loss) attributable to noncontrolling interests are presented as an adjustment from net loss used to arrive at net loss attributable to 3D Systems Corporation in the condensed consolidated statements of operations and comprehensive loss. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”).

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions. Certain prior period amounts presented in the condensed consolidated financial statements and accompanying footnotes have been reclassified to conform to current year presentation. Beginning in 2018, the Company classifies standard product warranty revenue and related expenses within the "Products" line items of the Consolidated Statements of Operations.

All dollar amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

Recently Adopted Accounting Standards

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), in an effort to reduce diversity and clarify what constitutes a modification, as it relates to the change in terms or conditions of a share-based payment award. According to ASU 2017-09, the Company should account for the effects of a modification unless all of the following are met: (1) the fair value of the modified award is the same as the fair value the original award immediately before the original award is modified, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU 2017-09 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-09 beginning January 1, 2018 and the implementation of this guidance did not have a material effect on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which standardizes the presentation of net benefit cost in the income statement and on the components eligible for capitalization in assets. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods. The amendments in ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The Company adopted ASU 2017-07 in the first quarter of 2018 and the implementation of this guidance did not have a material effect on its consolidated financial statements.

On January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers.” The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The Company adopted the standard using the modified retrospective transition method and applied its guidance to contracts not completed at the adoption date. The cumulative effect of initial adoption was recorded as a $576 decrease to the January 1, 2018 opening Accumulated Deficit balance and driven primarily by the timing of recognition related to marketing incentives. The effect of this adoption was immaterial to the Consolidated Financial Statements, and the Company does not expect a material effect to its Consolidated Financial Statements on an ongoing basis. Information for comparative periods has not been restated and continues to be reported under the previously applicable revenue accounting guidance ("ASC 605"). Had ASC 605 been applied to the first quarter of 2018, the Consolidated Statements of Operations and Comprehensive Loss would have shown increased Revenue and a decrease in Net Loss Attributable to 3D Systems Corporation of $46. On Consolidated Balance Sheets, Other Assets would have been $457 lower, Deferred Revenues would have been $73 higher and the Accumulated deficit would have increased by $530.

Accounting Standards Issued But Not Yet Adopted

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" (ASU 2018-02), which provides companies with an option to reclassify stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently in the process of evaluating when it will adopt ASU 2018-02 and its impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for all leases with terms longer than twelve months. The ASU also requires disclosure of key information about leasing arrangements. ASU 2016-02 is effective on January 1, 2019, using a modified retrospective method of adoption as of January 1, 2017. In January 2018, the FASB issued an exposure draft of the proposed ASU, Leases (Topic 842): Targeted Improvements. The proposed ASU provides an alternative transition method of adoption, permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption. The Company will adopt the standard on the effective date, but has not yet selected a transition method. The Company is reviewing its population of leased assets to determine potential impacts on its consolidated financial statements. Though its evaluation is ongoing, the Company expects changes to its balance sheet due to the recognition of right-of-use assets and lease liabilities related to its real estate leases, but it does not anticipate material impacts to its results of operations or liquidity.

No other new accounting pronouncements, issued or effective during 2018, have had or are expected to have a significant impact on the Company’s consolidated financial statements.

(2) Revenue

The Company accounts for revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers,” which it adopted on January 1, 2018, using the modified-retrospective method. See Note 1 for further discussion of the adoption.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

At March 31, 2018, the Company had $157,531 of outstanding performance obligations. The Company expects to recognize approximately 95 percent of its remaining performance obligations as revenue within the next twelve months, an additional 3 percent by the end of 2019 and the balance thereafter.

Revenue Recognition

Revenue is recognized when control of the promised products or services is transferred to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Many of its contracts with customers include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price (“SSP”). Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities. The amount of consideration we receive and revenue we recognize varies with changes in marketing incentives we offer to our customers. Our marketing incentives take many forms, including volume discounts, trade-in allowances, rebates and other discounts.

A majority of the Company’s revenue is recognized at the point in time when products are shipped or or services are delivered to customers. Please see below for further discussion.

Systems and Materials

Revenue from systems and material sales is recognized when control has transferred to the customer which typically occurs when the goods have been shipped to the customer, risk of loss has transferred to the customer and the company has a present right to payment for the hardware. In limited circumstances when a systems sale includes substantive customer acceptance provisions, revenue is recognized either when customer acceptance has been obtained, customer acceptance provisions have lapsed, or the company has objective evidence that the criteria specified in the customer acceptance provisions have been satisfied.

Software

The Company also markets and sells software tools that enable our customers to capture and customize content using our printers, as well as reverse engineering and inspection software. These software licenses do not require significant modification or customization and provide the customer with a right to use the software as it exists when made available. Revenue from these software licenses is recognized either upon delivery of the product or of a key code which allows the customer to download the software. Customers may purchase post sale support. Generally, the first year is included but subsequent years are optional. This optional support is considered a separate obligation from the software and is deferred at the time of sale and subsequently recognized ratably over future periods.

Services

The Company offers training, installation and non-contract maintenance services for its products. Additionally, the Company offers extended warranties and maintenance contracts customers can purchase at their option. For optional warranty or maintenance contracts, revenue is deferred at the time of sale based on the stand-alone selling prices of these services and costs are expensed as incurred. Deferred revenue is recognized ratably over the term of the warranty or maintenance period on a straight-line basis. Revenue from training, installation and non-contract maintenance services is recognized at the time of performance of the service.

On demand manufacturing and healthcare service sales are included within services revenue and revenue is recognized upon shipment or delivery of the parts or performance of the service, based on the terms of the arrangement.

Terms of sale

Shipping and handling activities are treated as fulfillment costs rather than as an additional promised service. The Company accrues the costs of shipping and handling when the related revenue is recognized. Costs incurred by the Company associated with shipping and handling are included in product cost of sales.

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

The Company’s terms of sale generally require payment within 30 to 60 days after shipment of a product, although the Company also recognizes that longer payment periods are customary in some countries where it transacts business. To reduce credit risk in connection with printer sales, the Company may, depending upon the circumstances, require significant deposits prior to shipment and may retain a security interest in a system sold until fully paid. In some circumstances, the Company may require payment in full for its products prior to shipment and may require international customers to furnish letters of credit. For maintenance services, the Company either bills customers on a time-and-materials basis or sells maintenance contracts that provide for payment in advance on either an annual or other periodic basis.

See Note 12 for additional information related to revenue by reportable segment and major lines of business.

Significant Judgments

The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. For such arrangements, the Company allocates revenues to each performance obligation based on its relative SSP.

Judgment is required to determine the SSP for each distinct performance obligation in a contract. For the majority of items, the Company estimates SSP using historical transaction data. The Company uses a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount to be allocated based on the relative SSP of the various products and services. In instances where SSP is not directly observable, such as when the product or service are not sold separately, the Company determines the SSP using information that may include market conditions and other observable inputs.

In some circumstances, the Company has more than one SSP for individual products and services due to the stratification of those products and services by customers, geographic region or other factors. In these instances, it may use information such as the size of the customer and geographic region in determining the SSP.

The determination of SSP is in ongoing process and information is reviewed regularly in order to ensure SSPs reflect the most current information or trends.

Often, the nature of the Company’s marketing incentives lead to consideration that is variable. Judgment is exercised at contract inception to determine the most likely outcome of the contract and resulting transaction price. Ongoing assessments are performed to determine if updates are needed to the original estimates

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer deposits and deferred revenues (contract liabilities) on the Consolidated Balance Sheets. Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized at the time of invoicing, or unbilled receivables when revenue is recognized prior to invoicing. For most of the Company’s contracts, customers are invoiced when products are shipped or when services are performed resulting in billed accounts receivables where payment is generally required within 30 to 60 days. Unbilled receivables generally result from items being shipped where the customer has not been charged but for which revenue had been recognized. In the Company’s on-demand manufacturing business, customers may be required to pay in full before work begins on their orders, resulting in customer deposits. The Company typically bills in advance for installation, training and maintenance contracts as well as extended warranties, resulting in deferred revenue. Changes in contract asset and liability balances were not materially impacted by any other factors for the period ended March 31, 2018.

In the first quarter of 2018, we recognized revenue of $15,318 related to our contract liabilities at January 1, 2018.

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses.

(3) Inventories

Components of inventories, net, at March 31, 2018 and December 31, 2017 are summarized as follows:

(in thousands)	2018	2017
Raw materials	$39,124	$37,660
Work in process	3,950	3,906
Finished goods and parts	67,309	62,337
Inventories	$110,383	$103,903

(4) Intangible Assets

Intangible assets, net, other than goodwill, at March 31, 2018 and December 31, 2017 are summarized as follows:

	2018			2017
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Customer relationships	$107,094	$(61,287)	$45,807	$105,505	$(57,796)	$47,709	6
Acquired technology	50,370	(38,108)	12,262	54,716	(39,644)	15,072	2
Trade names	25,972	(16,381)	9,591	25,813	(15,552)	10,261	6
Patent costs	18,230	(8,069)	10,161	17,909	(7,338)	10,571	15
Trade secrets	19,601	(12,117)	7,484	19,431	(11,530)	7,901	4
Acquired patents	16,690	(12,390)	4,300	16,661	(11,969)	4,692	8
Other	20,270	(18,075)	2,195	20,012	(17,435)	2,577	2
Total intangible assets	$258,227	$(166,427)	$91,800	$260,047	$(161,264)	$98,783	6

(a) Change in gross carrying amounts consists primarily of charges for license and patent costs and foreign currency translation.

Amortization expense related to intangible assets was $8,067 and $8,832 for the quarters ended March 31, 2018 and 2017, respectively.

(5) Accrued and Other Liabilities

Accrued liabilities at March 31, 2018 and December 31, 2017 are summarized as follows:

(in thousands)	2018	2017
Compensation and benefits	$19,496	$20,432
Accrued taxes	16,457	13,861
Arbitration awards	11,282	11,282
Vendor accruals	7,078	7,044
Product warranty liability	5,855	5,564
Accrued earnouts related to acquisitions	2,556	2,772
Accrued other	1,350	2,485
Royalties payable	1,570	1,679
Accrued professional fees	686	742
Accrued interest	112	38
Total	$66,442	$65,899

Other liabilities at March 31, 2018 and December 31, 2017 are summarized as follows:

(in thousands)	2018	2017
Long term employee indemnity	$13,900	$13,887
Defined benefit pension obligation	8,528	8,290
Long term deferred revenue	7,660	7,298
Other long term liabilities	7,237	7,596
Long term tax liability	9,340	9,340
Long term earnouts related to acquisitions	—	2,343
Total	$46,665	$48,754

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

The Company had $40,752 and $39,600 in notional foreign exchange contracts outstanding as of March 31, 2018 and December 31, 2017, respectively. The fair values of these contracts were not material.

The Company translates foreign currency balance sheets from each international businesses' functional currency (generally the respective local currency) to U.S. dollars at end-of-period exchange rates, and statements of earnings at average exchange rates for each period. The resulting foreign currency translation adjustments are a component of other comprehensive income (loss).

The Company does not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations' results into U.S. dollars. The impact of translating the Company’s non-U.S. operations’ revenue and earnings into U.S. dollars was not material to the Company’s results of operations for the quarters ended March 31, 2018 and 2017.

(7) Borrowings

Credit Facility

As of March 31, 2018, the Company had a $150,000 revolving, unsecured credit facility (the “Credit Agreement”) with a syndicate of banks, to be used for general corporate purposes and working capital needs. The Credit Agreement is scheduled to expire in October 2019. The Credit Agreement includes provisions for the issuance of letters of credit and swingline loans and contains certain restrictive covenants, which include the maintenance of a maximum consolidated total leverage ratio. The Company was in compliance with those covenants at March 31, 2018 and December 31, 2017. There were no outstanding borrowings as of March 31, 2018.

Capitalized Lease Obligations

The Company’s capitalized lease obligations primarily include a lease agreement that was entered into during 2006 with respect to the Company’s corporate headquarters located in Rock Hill, SC. The change in capitalized lease obligations, as presented in the Condensed Consolidated Balance Sheets, was due to the normal scheduled timing of payments.

(8) Pension Benefits

The components of the Company’s pension cost recognized in the condensed consolidated statements of operations and comprehensive loss for the quarters ended March 31, 2018 and 2017 were as follows:

	Quarter Ended March 31,
(in thousands)	2018	2017
Service cost	$52	$67
Interest cost	73	65
Amortization of actuarial loss	46	58
Total periodic cost	$171	$190

(9) Net Loss Per Share

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

	Quarter Ended March 31,
(in thousands, except per share amounts)	2018	2017
Numerator for basic and diluted net loss per share:
Net loss attributable to 3D Systems Corporation	$(20,961)	$(9,971)

Denominator for basic and diluted net loss per share:
Weighted average shares	111,819	111,289

Net loss per share - basic and diluted	$(0.19)	$(0.09)

For the quarters ended March 31, 2018 and 2017, the effect of dilutive securities, including non-vested stock options and restricted stock awards/units, was excluded from the denominator for the calculation of diluted net loss per share because the Company recognized a net loss for the period and their inclusion would be anti-dilutive. Dilutive securities excluded were 4,345 and 3,396 for the quarters ended March 31, 2018 and 2017, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$40,891	$—	$—	$40,891
Earnout consideration (b)	$—	$—	$2,556	$2,556

	Fair Value Measurements as of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$20,244	$—	$—	$20,244
Earnout consideration (b)	$—	$—	$5,115	$5,115

(a)
Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

(b)
The fair value of the earnout consideration, which is based on the present value of the expected future payments to be made to the sellers of the acquired businesses, was derived by analyzing the future performance of the acquired businesses using the earnout formula and performance targets specified in each purchase agreement and adjusting those amounts to reflect the ability of the acquired entities to achieve the stated targets. Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy. The change in earnout consideration reflects a $2,675 payment, partially offset by $115 of accretion.

The Company did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the quarter ended March 31, 2018.

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

(11) Income Taxes

For the quarters ended March 31, 2018 and 2017, the Company recorded expense of $1,954 and $1,041, respectively, resulting in effective tax rates of 10.3% and 11.7%, respectively. The difference between the statutory rate and the effective tax rate is driven from the impact of the change in valuation allowances that the Company has recorded in the US and other foreign jurisdictions for both quarters ended March 31, 2018 and 2017.

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code.  Changes include, but not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, as of December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. As of December 31, 2017, the Company recorded provisional amounts, and additional work is still necessary for a more detailed analysis of the Company’s deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments.  Any subsequent adjustment to these amounts will be recorded in the quarter of 2018 when the analysis is complete.

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

(12) Segment Information

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

	Quarter Ended March 31,
(in thousands)	2018	2017
Revenue from unaffiliated customers:
United States	$82,730	$77,872
Other Americas	1,817	2,419
EMEA	57,416	52,958
Asia Pacific	23,925	23,182
Total revenue	$165,888	$156,431

	Quarter Ended March 31,
(in thousands)	2018	2017
Revenue by class of product and service:
Products	$62,629	$54,215
Materials	42,496	42,824
Services	60,763	59,392
Total revenue	$165,888	$156,431

	Quarter Ended March 31, 2018
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$283	$15,498	$5,422	$21,203
EMEA	16,603	5,804	1,911	24,318
Asia Pacific	1,421	1	896	2,318
Total intercompany sales	$18,307	$21,303	$8,229	$47,839

	Quarter Ended March 31, 2017
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$361	$12,745	$3,898	$17,004
EMEA	16,547	5,174	1,013	22,734
Asia Pacific	537	135	1,014	1,686
Total intercompany sales	$17,445	$18,054	$5,925	$41,424

	Quarter Ended March 31,
(in thousands)	2018	2017
Loss from operations:
Americas	$(18,924)	$(13,450)
EMEA	(2,005)	533
Asia Pacific	3,974	4,341
Subtotal	(16,955)	(8,576)
Intercompany elimination	(543)	(495)
Total	$(17,498)	$(9,071)

(13) Commitments and Contingencies

The Company leases certain of its facilities and equipment under non-cancelable operating leases. For the quarters ended March 31, 2018 and 2017, rent expense under operating leases was $4,267 and $3,682, respectively.

Certain of the Company’s acquisition agreements contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liability recorded for these earnouts at March 31, 2018 and December 31, 2017 was $2,556 and $5,115, respectively. See Note 5.

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

Management estimates, assuming that the subsidiary owned by the Company at March 31, 2018, performs over the relevant future periods at its forecasted earnings levels, that these rights, if exercised, could require the Company, in future periods, to pay approximately $8,872 to the owners of such rights to acquire such ownership interests in the relevant subsidiary. This amount has been recorded as redeemable noncontrolling interests on the Consolidated Balance Sheet at March 31, 2018 and December 31, 2017. The ultimate amount payable relating to this transaction will vary because it is dependent on the future results of operations of the subject business.

Litigation

Securities and Derivative Litigation

The Company and certain of its former executive officers have been named as defendants in a consolidated putative stockholder class action lawsuit pending in the United States District Court for the District of South Carolina. The consolidated action is styled KBC Asset Management NV v. 3D Systems Corporation, et al., Case No. 0:15-cv-02393-MGL. The Amended Consolidated Complaint (the “Complaint”), which was filed on December 9, 2015, alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions and that the former officers are control persons under Section 20(a) of the Exchange Act. The Complaint was filed on behalf of stockholders who purchased shares of the Company’s common stock between October 29, 2013, and May 5, 2015 and seeks monetary damages on behalf of the purported class. Defendants filed a motion to dismiss the Complaint in its entirety on January 14, 2016, which was denied by Memorandum Opinion and Order dated July 25, 2016 (the “Order”). Defendants filed a motion for reconsideration of the Order on August 4, 2016, which was denied by Order dated February 24, 2017. On September 28, 2017, the Court granted Lead Plaintiff’s Motion for Class Certification. On February 14, 2018, following mediation, the parties entered into a Stipulation of Settlement that provides for, among other things, payment of $50 million by the Company’s insurance carriers and a mutual exchange of releases. The Stipulation of Settlement calls for a dismissal of all claims against the Company and the individual defendants with prejudice following Court approval, a denial by defendants of any wrongdoing, and no admission of liability. On February 15, 2018, Lead Plaintiff filed an Unopposed Motion for Preliminary Approval of Class Action Settlement. On February 21, 2018, the Court entered an Order Preliminarily Approving Settlement and Providing for Notice. The final approval hearing has been scheduled for June 25, 2018. A current liability of $50,000 was recorded for the agreed upon settlement amount and an offsetting receivable of $50,000 was recorded for related insurance proceeds.

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

With regard to Barranco II, the Hawaii district court, on March 17, 2014, denied the Company’s motion to dismiss and its motion to transfer venue to South Carolina. However, the Hawaii court dismissed Count II in plaintiff’s complaint alleging breach of the employment agreement. The Company filed an answer to the complaint in the Hawaii district court on March 31, 2014. On November 19, 2014, the Company filed a motion for summary judgment on all claims which was heard on January 20, 2015. On January 30, 2015, the court entered an order granting in part and denying in part the Company’s motion for summary judgment. The Order narrowed the plaintiff’s claim for breach of contract and dismissed the plaintiff’s claims for fraud and negligent misrepresentation. As a result, Messrs. Reichental and Gregoire were dismissed from the lawsuit. The case was tried to a jury in May 2016, and on May 27, 2016 the jury found that the Company was not liable for either breach of contract or breach of the implied covenant of good faith and fair dealing. Additionally, the jury found in favor of the Company on its counterclaim against

Mr. Barranco and determined that Mr. Barranco violated his non-competition covenant with the Company. On July 5, 2017, the court ordered a bench trial regarding causation and damages with respect to the equitable accounting on the Company’s prevailing counterclaim against Mr. Barranco. The bench trial took place on November 20, 2017. The court ordered the submission of proposed findings of fact and conclusions of law. The Company submitted its proposed Findings of Fact and Conclusions of Law on January 12, 2018. Barranco submitted his on February 2, 2018. The Company submitted its Reply on February 16, 2018. On March 30, 2018, the court entered Findings of Fact and Conclusions of Law and Order requiring Barranco to disgorge, and the Company to recover, $522.9, representing all but four months of the full amount paid to Barranco as salary during his employment with the Company as well as a portion of the up front and buyout payments made to Barranco in connection with the purchase of certain web domains. In addition, the Court ordered Barranco to pay pre-judgment interest to the Company to be calculated beginning as of his first breach of the non-competition covenant in August 2011. Judgment entered thereafter on April 2, 2018. As the prevailing party, the Company has moved for recovery of its fees and costs. The motion is pending before the court. On April 19, 2018, Barranco filed a post-trial motion seeking to amend the findings and judgment. The Company will oppose that motion.

Export Compliance Matter

In October 2017 the Company received an administrative subpoena from the Bureau of Industry and Security of the Department of Commerce (“BIS”) requesting the production of records in connection with possible violations of U.S. export control laws, including with regard to its Quickparts.com, Inc. subsidiary. In addition, while collecting information responsive to the above-referenced subpoena, the Company identified potential violations of the International Traffic in Arms Regulations (“ITAR”) administered by the Directorate of Defense Trade Controls of the Department of State (“DDTC”) and potential violations of the Export Administration Regulations administered by the Bureau of Industry and Security of the Department of Commerce. On February 12, 2018, the Company submitted an initial notice of voluntary disclosure to DDTC in which the Company identified certain potentially unauthorized exports of technical data. The Company is continuing to conduct an internal review and cooperating fully with the investigation, but cannot predict the ultimate resolution of this matter. The Company expects to incur significant legal costs and other expenses in connection with responding to these inquiries.

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

(14) Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive loss by component are as follows:

(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Liquidation of non-US entity and purchase of non-controlling interests	Total
Balance at December 31, 2017	$(19,319)	$(2,555)	$338	$(21,536)
Other comprehensive income (loss)	7,416	(17)	—	7,399
Balance at March 31, 2018	$(11,903)	$(2,572)	$338	$(14,137)

The amounts presented above are in other comprehensive loss and are net of taxes. For additional information about foreign currency translation, see Note 6.

(15) Noncontrolling Interests

As of March 31, 2018, the Company owned approximately 70% of the capital and voting rights of Robtec, a service bureau and distributor of 3D printing and scanning products in Brazil. Robtec was acquired on November 25, 2014.

As of March 31, 2018, the Company owned approximately 70% of the capital and voting rights of Easyway, a service bureau and distributor of 3D printing and scanning products in China. Approximately 65% of the capital and voting rights of Easyway were acquired on April 2, 2015, and an additional 5% of the capital and voting rights of Easyway were acquired on July 19, 2017 for $2.3 million.

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

Summary of First Quarter 2018 Financial Results

Total consolidated revenue for the quarter ended March 31, 2018 increased by 6.0%, or $9.5 million, to $165.9 million, compared to $156.4 million for the quarter ended March 31, 2017. These results reflect an increase in printers, healthcare and software revenue as well as favorable foreign currency impact, as discussed further below.

Healthcare revenue includes sales of products, materials and services for healthcare-related applications, including simulation, training, planning, 3D printing of anatomical models, surgical guides and instruments and medical and dental devices. For the quarter ended March 31, 2018, healthcare revenue increased by 21.4%, to $52.4 million, and made up 31.6% of total revenue, compared to $43.2 million, or 27.6% of total revenue, for the quarter ended March 31, 2017. The increase in healthcare revenue is driven by growth in products, including printers and materials.

For the quarter ended March 31, 2018, total software revenue from products and services increased 12.9% to $23.0 million, and made up 13.9% of total revenue, compared to $20.4 million, or 13.0% of total revenue for the quarter ended March 31, 2017.

Gross profit for the quarter ended March 31, 2018 decreased by 2.9%, or $2.3 million, to $77.9 million, compared to $80.2 million for the quarter ended March 31, 2017. Gross profit margin for the quarters ended March 31, 2018 and 2017 was 46.9% and 51.3%, respectively.

Operating expenses for the quarter ended March 31, 2018 increased by 6.9%, or $6.1 million, to $95.4 million, compared to $89.3 million for the quarter ended March 31, 2017. Selling, general and administrative expenses for the quarter ended March 31, 2018 increased by 4.7%, or $3.1 million, to $69.5 million, compared to $66.4 million for the quarter ended March 31, 2017, predominantly due to our ongoing investment in go-to-market and IT infrastructure. Research and development expenses for the quarter ended March 31, 2018 increased by 13.3%, or $3.0 million, to $25.9 million, compared to $22.9 million for the quarter ended March 31, 2017, predominantly due to increased research and development, including investments to support our planned 2018 product launches.

Our operating loss for the quarter ended March 31, 2018 was $17.5 million, compared to an operating loss of $9.1 million for the quarter ended March 31, 2017.

For the quarters ended March 31, 2018 and 2017, we used $1.5 million and generated $19.4 million of cash from operations, respectively, as further discussed below. In total, our unrestricted cash balance at March 31, 2018 and December 31, 2017, was $121.6 million and $136.3 million, respectively.

Results of Operations

Comparison of revenue by geographic region

The following table sets forth the change in revenue by geographic region for the quarters ended March 31, 2018 and 2017.

Table 1

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue — first quarter 2017	$80,291	51.3%	$52,958	33.9%	$23,182	14.8%	$156,431	100.0%
Change in revenue:
Volume	6,631	8.3%	(511)	(1.0)%	873	3.8%	6,993	4.5%
Price/Mix	(2,386)	(3.0)%	(1,949)	(3.7)%	(1,402)	(6.0)%	(5,737)	(3.7)%
Foreign currency translation	11	—%	6,918	13.1%	1,272	5.5%	8,201	5.2%
Net change	4,256	5.3%	4,458	8.4%	743	3.3%	9,457	6.0%
Revenue — first quarter 2018	$84,547	51.0%	$57,416	34.6%	$23,925	14.4%	$165,888	100.0%

Consolidated revenue increased 6.0%, predominantly driven by higher sales volumes in the Americas and APAC regions and the favorable impact of foreign currency in the EMEA and APAC regions, offset by a shift in product mix and average selling price across all geographic regions. The increase in sales volume is due to demand from healthcare and industrial customers. The shift in product mix and average selling price across all geographic regions relates to sales of printer models which carry lower price points.

For the quarters ended March 31, 2018 and 2017, revenue from operations outside the U.S., including Latin America, EMEA and APAC, was 50.1% and 50.2% of total revenue, respectively.

Comparison of revenue by class

We earn revenue from the sale of products, materials and services. The products category includes 3D printers, healthcare simulators and digitizers, software licenses, 3D scanners and haptic devices. The materials category includes a wide range of materials to be used with our 3D printers, the majority of which are proprietary, as well as acquired conventional dental materials. The services category includes maintenance contracts and services on 3D printers and simulators, software maintenance, on demand manufacturing solutions and healthcare services. Beginning in 2018, we have classified product warranty revenue and related expenses within products and we have reclassified prior period amounts from services to products to conform to current year presentation.

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

The following table sets forth the change in revenue by class for the quarters ended March 31, 2018 and 2017.

Table 2

(Dollars in thousands)	Products		Materials		Services		Total
Revenue — first quarter 2017	$54,216	34.6%	$42,823	27.4%	$59,392	38.0%	$156,431	100.0%
Change in revenue:
Volume	8,120	15.0%	292	0.7%	(1,419)	(2.4)%	6,993	4.5%
Price/Mix	(2,718)	(5.0)%	(3,019)	(7.0)%	—	—%	(5,737)	(3.7)%
Foreign currency translation	3,011	5.6%	2,400	5.6%	2,790	4.7%	8,201	5.2%
Net change	8,413	15.6%	(327)	(0.7)%	1,371	2.3%	9,457	6.0%
Revenue — first quarter 2018	$62,629	37.8%	$42,496	25.6%	$60,763	36.6%	$165,888	100.0%

Consolidated revenue increased 6.0%, predominantly driven by products revenue and the favorable impact of foreign currency translation, partially offset by a shift in product mix which impacted average selling price for both products and materials.

Products revenue increased due to higher demand from healthcare and industrial customers as well as the favorable impact of foreign currency, offset by changes in product mix which impacted average selling prices from the shift to higher sales of lower priced printers. For the quarters ended March 31, 2018 and 2017, revenue from printers contributed $39.1 million and $31.4 million, respectively. Software revenue included in the products category, including scanners and haptic devices, contributed $12.3 million and $9.8 million for the quarters ended March 31, 2018 and 2017, respectively.

Materials revenue remained relatively flat as the favorable impact of foreign currency was offset by changes in product mix and average selling prices.

Services revenue increased due to the favorable impact of foreign currency translation, partially offset by lower sales volume. For the quarters ended March 31, 2018 and 2017, revenue from on demand manufacturing services contributed $25.7 million and $25.1 million, respectively. For the quarters ended March 31, 2018 and 2017, software services revenue contributed $10.8 million and $10.6 million, respectively.

Gross profit and gross profit margins

The following table sets forth gross profit and gross profit margins for the quarters ended March 31, 2018 and 2017.

Table 3

	Quarter Ended March 31,
	2018		2017		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	18,319	29.3%	18,093	33.4%	226	1.2%	(4.1)	(12.2)%
Materials	31,713	74.6%	31,689	74.0%	24	0.1%	0.6	0.8%
Services	27,850	45.8%	30,404	51.2%	(2,554)	(8.4)%	(5.4)	(10.5)%
Total	$77,882	46.9%	$80,186	51.3%	$(2,304)	(2.9)%	(4.4)	(8.5)%

The decrease in total consolidated gross profit is due to mix of sales, particularly in printers, and higher costs in on demand manufacturing.

On demand manufacturing services gross profit margin decreased to 38.8% for the quarter ended March 31, 2018 compared to 43.3% for the quarter ended March 31, 2017.

Operating expenses

The following table sets forth the components of operating expenses for the quarters ended March 31, 2018 and 2017.

Table 4

	Quarter Ended March 31,
	2018		2017		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	69,497	41.9%	66,405	42.5%	3,092	4.7%
Research and development expenses	25,883	15.6%	22,852	14.6%	3,031	13.3%
Total operating expenses	$95,380	57.5%	$89,257	57.1%	$6,123	6.9%

Total operating expenses increased for the quarter ended March 31, 2018 as compared to the quarter ended March 31, 2017 due to both increased selling, general and administrative expenses and research and development expenses. The increase in selling, general and administrative expenses is primarily due to increased marketing and advertising, the implementation of a market-based job architecture and higher bad debt expense and legal expenses. Research and development expenses increased primarily in support of the new products we plan to bring to market throughout 2018 and focused innovation to drive customers’ shift to 3D production, including investment in plastics, metals, materials and software as well as the addition of talent and resources.

Loss from operations

The following table sets forth loss from operations by geographic region for the quarters ended March 31, 2018 and 2017.

Table 5

	Quarter Ended March 31,
(Dollars in thousands)	2018	2017
Loss from operations:
Americas	(18,924)	(13,450)
EMEA	(2,005)	533
Asia Pacific	3,974	4,341
Subtotal	(16,955)	(8,576)
Intercompany elimination	(543)	(495)
Total	$(17,498)	$(9,071)

The increase in operating loss for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017 was primarily driven by a decrease in gross profit and an increase in operating expenses. See “Comparison of revenue by geographic region,” “Gross profit and gross profit margins” and “Operating expenses” above.

Interest and other income, net

The following table sets forth the components of interest and other (expense) income, net, for the quarters ended March 31, 2018 and 2017.

Table 6

	Quarter Ended March 31,
(Dollars in thousands)	2018	2017
Interest and other (expense) income, net:
Interest income	222	167
Foreign exchange gain	61	329
Interest expense	(228)	(230)
Other expense, net	(1,580)	(65)
Total interest and other (expense) income, net	$(1,525)	$201

The increase in interest and other (expense) income, net, related to a $1.4 million adjustment to the fair value of certain cost method investments in the first quarter of 2018.

Net loss attributable to 3D Systems

The following table sets forth the primary components of net loss attributable to 3D Systems for the quarters ended March 31, 2018 and 2017.

Table 7

	Quarter Ended March 31,
(Dollars in thousands)	2018	2017	Change
Operating loss	$(17,498)	$(9,071)	$(8,427)
Other non-operating items:
Interest and other (expense) income, net	(1,525)	201	(1,726)
Provision for income taxes	(1,954)	(1,041)	(913)
Net loss	(20,977)	(9,911)	(11,066)
Less: net (loss) income attributable to noncontrolling interests	(16)	60	(76)
Net loss attributable to 3D Systems	$(20,961)	$(9,971)	$(10,990)

Net income (loss) per share - basic and diluted	$(0.19)	$(0.09)

The increase in net loss for the quarter ended March 31, 2018 as compared to the quarter ended March 31, 2017 was primarily driven by a decrease in gross profit and an increase in operating expenses. See “Gross profit and gross profit margins” and “Operating expenses” above.

Liquidity and Capital Resources

Table 8

			Change
(Dollars in thousands)	March 31, 2018	December 31, 2017	$	%
Cash and cash equivalents	$121,607	$136,344	$(14,737)	(10.8)%
Accounts receivable, net	134,470	129,879	4,591	3.5%
Inventories	110,383	103,903	6,480	6.2%
	366,460	370,126	(3,666)
Less:
Current portion of capitalized lease obligations	661	644	17	2.6%
Accounts payable	55,405	55,607	(202)	(0.4)%
Accrued and other liabilities	66,442	65,899	543	0.8%
	122,508	122,150	358
Operating working capital	$243,952	$247,976	$(4,024)	(1.6)%

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

Cash held outside the U.S. at March 31, 2018 was $89.4 million, or 73.6% of total cash and equivalents, compared to $88.9 million, or 65.2% of total cash and equivalents at December 31, 2017. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash flow”, “Credit facilities” and “Capitalized lease obligations” below.

Days’ sales outstanding was 72 at March 31, 2018 compared to 73 days at December 31, 2017 while accounts receivable more than 90 days past due increased to 9.4% of gross receivables at March 31, 2018, from 9.1% at December 31, 2017. We review specific receivables periodically to determine the appropriate reserve for accounts receivable.

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

Cash flow

The following tables set forth components of cash flow for the quarters ended March 31, 2018 and 2017.

Table 9

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net cash (used in) provided by operating activities	$(1,539)	$19,388
Net cash used in investing activities	(10,994)	(40,167)
Net cash used in financing activities	(3,640)	(4,414)
Effect of exchange rate changes on cash	1,438	1,926
Net decrease in cash, cash equivalents and restricted cash	$(14,735)	$(23,267)

Cash flow from operations

Table 10

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net loss	$(20,977)	$(9,911)
Non-cash charges	23,844	21,243
Changes in working capital and all other operating assets	(4,406)	8,056
Net cash (used in) provided by operating activities	$(1,539)	$19,388

Cash used in operating activities for the quarter ended March 31, 2018 was $1.5 million and cash generated by operating activities for the quarter ended March 31, 2017 was $19.4 million. Excluding non-cash charges, net income provided cash of $2.9 million for the three months ended March 31, 2018 and $11.3 million for the three months ended March 31, 2017. Non-cash charges generally consist of depreciation, amortization, and stock-based compensation.

Working capital requirements used cash of $4.4 million for the quarter ended March 31, 2018 and provided $8.1 million for the quarter ended March 31, 2017. In the quarter ended March 31, 2018, cash outflows resulting from increases in accounts receivable, inventory and other current assets were partially offset by an increase in deferred revenues. In the quarter ended March 31, 2017, cash inflows were driven by lower accounts receivable balances combined with an increase in deferred revenues and were partially offset by other working capital items.

Cash flow from investing activities

Table 11

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Purchases of property and equipment	$(10,764)	$(5,620)
Additions to license and patent costs	(230)	(280)
Cash paid for acquisitions, net of cash assumed	—	(34,291)
Other investing activities	—	24
Net cash used in investing activities	$(10,994)	$(40,167)

The primary outflow of cash relates to investments in property, plant and equipment as we invest in infrastructure, add to our on-demand manufacturing service and equip facilities for new product development efforts. In 2017 we acquired Vertex for an aggregate purchase price of $34.3 million, net of cash acquired.

Cash flow from financing activities

Table 12

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Payments on earnout consideration	$(2,675)	$(3,206)
Payments related to net-share settlement of stock-based compensation	(837)	(1,088)
Repayment of capital lease obligations	(128)	(120)
Net cash used in financing activities	$(3,640)	$(4,414)

Cash used in financing activities was $3.6 million and $4.4 million for the quarters ended March 31, 2018 and 2017, respectively. The primary outflows of cash relate to payments on earnout provisions related to one of our acquisitions and the settlement of stock-based compensation.

We may issue additional securities from time to time as necessary to provide flexibility to execute our growth strategy. No securities were issued during the quarter ended March 31, 2018 and 2017.

Contractual commitments and off-balance sheet arrangements

Credit facilities

In October 2014, we entered into a $150.0 million five-year revolving, unsecured credit facility. The agreement provides for advances in the initial aggregate principal amount of up to $150.0 million. Subject to certain terms and conditions contained in the agreement, we may, at our option, request an increase in the aggregate principal amount available under the credit facility by an additional $75.0 million. As of March 31, 2018 and December 31, 2017, there was no outstanding balance on the credit facility. The credit facility contains customary covenants, some of which require us to maintain certain financial ratios that determine the amounts available and terms of borrowings and events of default. We were in compliance with all covenants at both March 31, 2018 and December 31, 2017. See Note 7 to the condensed consolidated financial statements.

Capitalized lease obligations

Our capitalized lease obligations include a lease agreement that we entered into during 2006 with respect to our Rock Hill, SC facility, in addition to other lease agreements assumed through acquisitions.  In accordance with ASC 840, “Leases,” we are considered an owner of the properties, therefore, we have recorded these amounts in our consolidated balance sheet with a corresponding capitalized lease obligation in the liabilities section of the consolidated balance sheet. Our outstanding capitalized lease obligations carrying value at March 31, 2018 and December 31, 2017 was $7.6 million and $7.7 million, respectively.

Redeemable noncontrolling interests

The minority interest shareholders of a certain subsidiary have the right to require us to acquire either a portion of or all ownership interest under certain circumstances pursuant to a contractual arrangement, and we have a similar call option under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as revenue and gross margin performance of the subsidiary through the date of exercise, as described in Note 15 to the condensed consolidated financial statements. Management estimates, assuming that the subsidiary owned by us at March 31, 2018 performs over the relevant future periods at its forecasted earnings levels, that these rights, if exercised, could require us in a future period to pay a maximum amount of approximately $8.9 million to the owners of such put rights. This amount has been recorded as redeemable noncontrolling interests on the balance sheet at March 31, 2018.

Other contractual arrangements

We lease certain of our facilities and equipment under non-cancelable operating leases. For the quarters ended March 31, 2018 and 2017, rent expense under operating leases was $4.3 million and $3.7 million, respectively.

Certain of our acquisition purchase agreements contain earnout payment provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts is $2.6 million and $5.1 million at March 31, 2018 and December 31, 2017, respectively.

Off-balance sheet arrangements

We have no off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose,” or similar unconsolidated entities for liquidity or financing purposes.

Recent Accounting Pronouncements

Refer to Note 1 - Basis of Presentation of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

Critical Accounting Policies and Significant Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

Except for the accounting policies related to revenue recognition that were updated as a result of adopting ASC Topic 606, there have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission ("SEC") on March 14, 2018, that have had a material impact on our condensed consolidated financial statements and related notes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks at December 31, 2017, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K. During the first quarter of 2018, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2017.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no material changes in our internal controls over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in “Litigation” in Note 13 – Commitments and Contingencies to the Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2018, except for unvested restricted stock awards repurchased or forfeited pursuant to our 2004 and 2015 Incentive Stock Plans.

	Total number of shares (or units) purchased		Average price paid per share (or unit)		Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2018 - January 31, 2018	12,433		9.69		—	—
February 1, 2018 - February 28, 2018	98,456		9.11		—	—
March 1, 2018 - March 31, 2018	3,966		11.51		—	—
	114,855	(a)	9.26	(b)	—	—

(a)	Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.

(b)	The average price paid reflects the average market value of shares withheld for tax purposes.

Item 6. Exhibits.

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

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

3.7	Amended and Restated By-Laws of 3D Systems Corporation. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on March 15, 2018.)

4.1*	Form of Performance Stock Unit Award Agreement

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 2, 2018.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 2, 2018.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 2, 2018.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 2, 2018.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: May 2, 2018