Form 10-Q
period 2018-09-30
3D SYSTEMS CORP
filed 2018-10-30
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
__________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Shares of Common Stock, par value $0.001, outstanding as of October 23, 2018: 114,180,543

3D SYSTEMS CORPORATION
Form 10-Q
For the Quarter and Nine Months Ended September 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$92,093	$136,344
Accounts receivable, net of reserves — $11,029 (2018) and $10,258 (2017)	127,092	129,879
Inventories	128,164	103,903
Insurance proceeds receivable	—	50,000
Prepaid expenses and other current assets	27,028	18,296
Total current assets	374,377	438,422
Property and equipment, net	104,780	97,521
Intangible assets, net	74,459	98,783
Goodwill	224,040	230,882
Deferred income tax asset	7,171	4,020
Other assets, net	26,143	27,136
Total assets	$810,970	$896,764
LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$651	$644
Accounts payable	61,556	55,607
Accrued and other liabilities	61,676	65,899
Accrued litigation settlement	—	50,000
Customer deposits	4,934	5,765
Deferred revenue	34,899	29,214
Total current liabilities	163,716	207,129
Long term portion of capitalized lease obligations	6,563	7,078
Deferred income tax liability	9,002	8,983
Other liabilities	44,622	48,754
Total liabilities	223,903	271,944
Redeemable noncontrolling interests	8,872	8,872
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 118,452 (2018) and 117,025 (2017)	117	115
Additional paid-in capital	1,347,332	1,326,250
Treasury stock, at cost — 2,769 shares (2018) and 2,219 shares (2017)	(13,926)	(8,203)
Accumulated deficit	(718,565)	(677,772)
Accumulated other comprehensive loss	(34,422)	(21,536)
Total 3D Systems Corporation stockholders' equity	580,536	618,854
Noncontrolling interests	(2,341)	(2,906)
Total stockholders’ equity	578,195	615,948
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$810,970	$896,764

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Revenue:
Products	$99,922	$90,730	$316,153	$286,249
Services	64,589	62,177	190,795	182,556
Total revenue	164,511	152,907	506,948	468,805
Cost of sales:
Products	54,444	62,662	168,062	160,610
Services	32,257	31,723	97,045	88,814
Total cost of sales	86,701	94,385	265,107	249,424
Gross profit	77,810	58,522	241,841	219,381
Operating expenses:
Selling, general and administrative	65,600	66,497	206,225	195,990
Research and development	23,194	24,360	71,788	71,661
Total operating expenses	88,794	90,857	278,013	267,651
Loss from operations	(10,984)	(32,335)	(36,172)	(48,270)
Interest and other income (expense), net	1,027	(1,257)	1,135	(123)
Loss before income taxes	(9,957)	(33,592)	(35,037)	(48,393)
Provision for income taxes	1,593	3,723	6,086	6,831
Net loss	(11,550)	(37,315)	(41,123)	(55,224)
Less: net income attributable to noncontrolling interests	—	355	246	833
Net loss attributable to 3D Systems Corporation	$(11,550)	$(37,670)	$(41,369)	$(56,057)

Net loss per share available to 3D Systems Corporation common stockholders - basic and diluted	$(0.10)	$(0.34)	$(0.37)	$(0.50)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net loss	$(11,550)	$(37,315)	$(41,123)	$(55,224)
Other comprehensive income (loss), net of taxes:
Pension adjustments	57	(24)	204	(105)
Foreign currency translation	(1,894)	4,904	(13,090)	25,785
Total other comprehensive income (loss), net of taxes:	(1,837)	4,880	(12,886)	25,680
Total comprehensive loss, net of taxes	(13,387)	(32,435)	(54,009)	(29,544)
Comprehensive income attributable to noncontrolling interests	26	381	565	994
Comprehensive loss attributable to 3D Systems Corporation	$(13,413)	$(32,816)	$(54,574)	$(30,538)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(41,123)	$(55,224)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	44,986	46,146
Stock-based compensation	21,082	21,084
Lower of cost or market adjustment	—	12,883
Provision for bad debts	2,522	1,297
Provision for deferred income taxes	(3,132)	1,674
Impairment of assets	1,411	324
Changes in operating accounts, net of acquisitions:
Accounts receivable	(1,509)	10,777
Inventories	(29,502)	(13,959)
Prepaid expenses and other current assets	41,589	(2,939)
Accounts payable	6,261	3,463
Accrued and other current liabilities	(45,346)	(1,865)
All other operating activities	(170)	(5,985)
Net cash (used in) provided by operating activities	(2,931)	17,676
Cash flows from investing activities:
Purchases of property and equipment	(28,323)	(21,072)
Additions to license and patent costs	(740)	(875)
Cash paid for acquisitions, net of cash assumed	—	(36,541)
Other investing activities	(496)	(2,350)
Proceeds from disposition of property and equipment	9	271
Net cash used in investing activities	(29,550)	(60,567)
Cash flows from financing activities:
Payments on earnout consideration	(2,675)	(3,206)
Payments related to net-share settlement of stock-based compensation	(5,723)	(4,494)
Repayment of capital lease obligations	(508)	(297)
Net cash used in financing activities	(8,906)	(7,997)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,417)	4,273
Net decrease in cash, cash equivalents and restricted cash	(43,804)	(46,615)
Cash, cash equivalents and restricted cash at the beginning of the period (a)	136,831	184,947
Cash, cash equivalents and restricted cash at the end of the period (a)	$93,027	$138,332

Cash interest payments	$353	$378
Cash income tax payments, net	$7,119	$4,715
Transfer of equipment from inventory to property and equipment, net (b)	$4,638	$8,964
Transfer of equipment to inventory from property and equipment, net (c)	$628	$364
Stock issued for acquisitions	$—	$3,208

(a)
The amounts for cash and cash equivalents shown above include restricted cash of $934 and $482 as of September 30, 2018 and 2017, respectively, and $487 and $301 as of December 31, 2017, and 2016, respectively, which were included in other assets, net, in the condensed consolidated balance sheets.

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

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2017	$115	$1,326,250	$(8,203)	$(677,772)	$(21,536)	$618,854	$(2,906)	$615,948
Issuance (repurchase) of stock	2	—	(5,723)	—	—	(5,721)	—	(5,721)
Cumulative impact of change in accounting policy	—	—	—	576	—	576	—	576
Stock-based compensation expense	—	21,082	—	—	—	21,082	—	21,082
Net income (loss)	—	—	—	(41,369)	—	(41,369)	246	(41,123)
Pension adjustment	—	—	—	—	204	204	—	204
Foreign currency translation adjustment	—	—	—	—	(13,090)	(13,090)	319	(12,771)
Balance at September 30, 2018	$117	$1,347,332	$(13,926)	$(718,565)	$(34,422)	$580,536	$(2,341)	$578,195

	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2016	$115	$1,307,428	$(2,658)	$(621,787)	$(53,225)	$629,873	$(3,173)	$626,700
Issuance (repurchase) of stock	—	—	(4,495)	—	—	(4,495)	—	(4,495)
Issuance of stock for acquisitions	—	3,208	—	—	—	3,208	—	3,208
Purchase of subsidiary shares from noncontrolling interest	—	(1,440)	—	—	50	(1,390)	(860)	(2,250)
Cumulative impact of change in accounting policy	—	(10,206)	—	10,206	—	—	—	—
Stock-based compensation expense	—	21,084	—	—	—	21,084	—	21,084
Net income (loss)	—	—	—	(56,057)	—	(56,057)	833	(55,224)
Pension adjustment	—	—	—	—	(105)	(105)	—	(105)
Foreign currency translation adjustment	—	—	—	—	25,574	25,574	161	25,735
Balance at September 30, 2017	$115	$1,320,074	$(7,153)	$(667,638)	$(27,706)	$617,692	$(3,039)	$614,653

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions. Certain prior period amounts presented in the condensed consolidated financial statements and accompanying footnotes have been reclassified to conform to current year presentation. Beginning in 2018, the Company classifies product warranty revenue and related expenses within the "Products" line items of the Consolidated Statements of Operations.

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

On January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") Topic 606, “Revenue from Contracts with Customers.” The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The Company adopted the standard using the modified retrospective transition method and applied its guidance to contracts not completed at the adoption date. The cumulative effect of initial adoption was recorded as a $576 decrease to the January 1, 2018 opening Accumulated Deficit balance and driven primarily by the timing of recognition related to marketing incentives. The effect of this adoption was immaterial to the Consolidated Financial Statements, and the Company does not expect a material effect to its Consolidated Financial Statements on an ongoing basis. Information for comparative periods has not been restated and continues to be reported under the previously applicable revenue accounting guidance ("ASC 605"). Had ASC 605 been applied to the first nine months of 2018, the Consolidated Statements of Operations and Comprehensive Loss would have shown increased Revenue and a decrease in Net Loss Attributable to 3D Systems Corporation of $327. On the Consolidated Balance Sheets, Other Assets would have been $466 lower, Deferred Revenues would have been $217 lower and the Accumulated Deficit would have increased by $249.

Accounting Standards Issued But Not Yet Adopted

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" (ASU 2018-02), which provides companies with an option to reclassify stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating when it will adopt ASU 2018-02 and its impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for all leases with terms longer than twelve months. The ASU also requires disclosure of key information about leasing arrangements. ASU 2016-02 is effective on January 1, 2019, using a modified retrospective method of adoption. In August 2018, the FASB issued ASU 2018-11, “Targeted Improvements to ASC 842”, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC Topic 842, “Leases," as the date of initial application of transition. Based on the effective date, this guidance will apply and the Company will adopt this ASU beginning on January 1, 2019 and plans to elect the transition option provided under ASU 2018-11 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to apply the package of practical expedients that allows it to avoid the reassessment of: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company also expects to use the practical expedient that allows it to treat the lease and non-lease components of its leases as a single component for its real estate leases. The Company is reviewing its population of leased assets to determine potential impacts on its consolidated financial statements. The Company is also in the process of evaluating adjustments to business processes, systems and controls to support lease accounting and disclosures under ASC Topic 842. Though its evaluation is ongoing, the Company expects a significant change to the balance sheet due to the recognition of right-of-use assets and lease liabilities primarily related to its real estate leases, but it does not anticipate material impacts to its results of operations or liquidity.

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

At September 30, 2018, the Company had $110,210 of outstanding performance obligations. The Company expects to recognize approximately 91 percent of its remaining performance obligations as revenue within the next twelve months, an additional 3 percent by the end of 2019 and the balance thereafter.

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

Software

The Company also markets and sells software tools that enable our customers to capture and customize content using our printers, as well as reverse engineering and inspection software. Software does not require significant modification or customization and the license provides the customer with a right to use the software as it exists when made available. Revenue from these software licenses is recognized either upon delivery of the product or of a key code which allows the customer to download the software. Customers may purchase post-sale support. Generally, the first year is included but subsequent years are optional. This optional support is considered a separate obligation from the software and is deferred at the time of sale and subsequently recognized ratably over future periods.

Services

The Company offers training, installation and non-contract maintenance services for its products. Additionally, the Company offers maintenance contracts customers can purchase at their option. For maintenance contracts, revenue is deferred at the time of sale based on the stand-alone selling prices of these services and costs are expensed as incurred. Deferred revenue is recognized ratably over the term of the maintenance period on a straight-line basis. Revenue from training, installation and non-contract maintenance services is recognized at the time of performance of the service.

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

The Company’s terms of sale generally provide payment terms that are customary in the countries where it transacts business. To reduce credit risk in connection with certain sales, the Company may, depending upon the circumstances, require significant deposits or payment in full prior to shipment. For maintenance services, the Company either bills customers on a time-and-materials basis or sells maintenance contracts that provide for payment in advance on either an annual or other periodic basis.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer deposits and deferred revenues (contract liabilities) on the Consolidated Balance Sheets. Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized at the time of invoicing, or unbilled receivables when revenue is recognized prior to invoicing. For most of the Company’s contracts, customers are invoiced when products are shipped or when services are performed resulting in billed accounts receivables for the remainder of the owed contract price. Unbilled receivables generally result from items being shipped where the customer has not been charged, but for which revenue had been recognized. In the Company’s on demand manufacturing business, customers may be required to pay in full before work begins on their orders, resulting in customer deposits. The Company typically bills in advance for installation, training and maintenance contracts as well as extended warranties, resulting in deferred revenue. Changes in contract asset and liability balances were not materially impacted by any other factors for the period ended September 30, 2018.

Through September 30, 2018, the Company recognized revenue of $33,596 related to our contract liabilities at January 1, 2018.

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

(3) Inventories

Components of inventories at September 30, 2018 and December 31, 2017 are summarized as follows:

(in thousands)	2018	2017
Raw materials	$50,533	$37,660
Work in process	4,318	3,906
Finished goods and parts	73,313	62,337
Inventories	$128,164	$103,903

During the quarter ended September 30, 2018, the Company took efforts to increase inventory levels as it prepares to deliver on current backlog and anticipated orders. Additionally, during the quarter ended September 30, 2017 the Company recorded inventory adjustments totaling $12.9 million resulting from its lower of cost or market analysis. The charge was effected because of ongoing efforts to focus and prioritize the Company’s portfolio based on year-to-date demand, market trends and a better understanding of where the Company’s offerings meet and will continue to meet customers’ needs and demand. The inventory adjustments related primarily to legacy plastics printers, refurbished and used metals printers and parts which have shown little to no use over extended periods.

(4) Intangible Assets

Intangible assets, net, other than goodwill, at September 30, 2018 and December 31, 2017 are summarized as follows:

	2018			2017
(in thousands)	Gross (a)	Accumulated Amortization	Net	Gross (a)	Accumulated Amortization	Net	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Customer relationships	$103,833	$(64,853)	$38,980	$105,505	$(57,796)	$47,709	6
Acquired technology	49,032	(42,677)	6,355	54,716	(39,644)	15,072	2
Trade names	25,200	(17,111)	8,089	25,813	(15,552)	10,261	6
Patent costs	18,061	(8,086)	9,975	17,909	(7,338)	10,571	15
Trade secrets	19,393	(13,066)	6,327	19,431	(11,530)	7,901	4
Acquired patents	16,220	(12,761)	3,459	16,661	(11,969)	4,692	8
Other	19,624	(18,350)	1,274	20,012	(17,435)	2,577	2
Total intangible assets	$251,363	$(176,904)	$74,459	$260,047	$(161,264)	$98,783	6

(a) Change in gross carrying amounts consists primarily of charges for license and patent costs and foreign currency translation.

Amortization expense related to intangible assets was $7,811 and $23,714 for the quarter and nine months ended September 30, 2018, respectively, compared to $8,845 and $26,661 for the quarter and nine months ended September 30, 2017, respectively.

(5) Accrued and Other Liabilities

Accrued liabilities at September 30, 2018 and December 31, 2017 are summarized as follows:

(in thousands)	2018	2017
Compensation and benefits	$22,086	$20,432
Accrued taxes	17,832	13,861
Vendor accruals	7,378	7,044
Product warranty liability	5,802	5,564
Arbitration awards	2,256	11,282
Accrued professional fees	2,222	742
Accrued other	1,445	2,485
Royalties payable	1,469	1,679
Accrued earnouts related to acquisitions	1,073	2,772
Accrued interest	113	38
Total	$61,676	$65,899

Other liabilities at September 30, 2018 and December 31, 2017 are summarized as follows:

(in thousands)	2018	2017
Long term employee indemnity	$13,748	$13,887
Long term tax liability	9,030	9,340
Defined benefit pension obligation	8,006	8,290
Long term deferred revenue	7,637	7,298
Other long term liabilities	6,201	7,596
Long term earnouts related to acquisitions	—	2,343
Total	$44,622	$48,754

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

The Company had $75,483 and $39,600 in notional foreign exchange contracts outstanding as of September 30, 2018 and December 31, 2017, respectively. The fair values of these contracts were not material.

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

(7) Borrowings

Credit Facility

As of September 30, 2018, the Company had a $150,000 revolving, unsecured credit facility (the “Credit Agreement”) with a syndicate of banks, to be used for general corporate purposes and working capital needs. The Credit Agreement is scheduled to expire in October 2019. The Credit Agreement includes provisions for the issuance of letters of credit and swingline loans and contains certain restrictive covenants, which include the maintenance of a maximum consolidated total leverage ratio. The Company was in compliance with those covenants at September 30, 2018 and December 31, 2017. There were no outstanding borrowings as of September 30, 2018.

Capitalized Lease Obligations

The Company’s capitalized lease obligations primarily include a lease agreement that was entered into during 2006 with respect to the Company’s corporate headquarters located in Rock Hill, SC. The change in capitalized lease obligations, as presented in the Condensed Consolidated Balance Sheets, was due to the normal scheduled timing of payments.

(8) Pension Benefits

The components of the Company’s pension cost recognized in the condensed consolidated statements of operations and comprehensive loss for the quarter and nine months ended September 30, 2018 and 2017 were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Service cost	$49	$75	$151	$212
Interest cost	69	72	212	205
Amortization of actuarial loss	44	64	134	182
Total periodic cost	$162	$211	$497	$599

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Numerator for basic and diluted net loss per share:
Net loss attributable to 3D Systems Corporation	$(11,550)	$(37,670)	$(41,369)	$(56,057)

Denominator for basic and diluted net loss per share:
Weighted average shares	112,534	111,697	112,095	111,467

Net loss per share - basic and diluted	$(0.10)	$(0.34)	$(0.37)	$(0.50)

For the quarters and nine months ended September 30, 2018 and 2017, the effect of dilutive securities, including non-vested stock options and restricted stock awards/units, was excluded from the denominator for the calculation of diluted net loss per share because the Company recognized a net loss for the period and their inclusion would be anti-dilutive. Dilutive securities excluded were 5,770 and 5,455 for the quarter and nine months ended September 30, 2018, respectively, compared to 2,909 and 2,712 for the quarter and nine months ended September 30, 2017, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$8,920	$—	$—	$8,920
Earnout consideration (b)	$—	$—	$1,073	$1,073

	Fair Value Measurements as of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$20,244	$—	$—	$20,244
Earnout consideration (b)	$—	$—	$5,115	$5,115

(a)
Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

(b)
The fair value of the earnout consideration, which is based on the present value of the expected future payments to be made to the sellers of the acquired businesses, was derived by analyzing the future performance of the acquired businesses using the earnout formula and performance targets specified in each purchase agreement and adjusting those amounts to reflect the ability of the acquired entities to achieve the stated targets. Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy. The change in earnout consideration reflects a $2,675 payment, partially offset by $248 of accretion and adjustments of $1,615.

The Company did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the quarter and nine months ended September 30, 2018.

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

(11) Income Taxes

For the quarter and nine months ended September 30, 2018, the Company recorded expense of $1,593 and $6,086, respectively, resulting in effective tax rates of 16.0% and 17.4%, respectively. For the quarter and nine months ended September 30, 2017, the Company recorded expense of $3,723 and $6,831, respectively, resulting in effective tax rates of 11.1% and 14.1%, respectively. The difference between the statutory rate and the effective tax rate is driven from the impact of the change in valuation allowances that the Company has recorded in the US and other foreign jurisdictions for both quarters and nine months ended September 30, 2018 and 2017. Additionally, for 2018, the Company settled a tax audit with the French tax authorities, which resulted in additional tax expense and also contributed to the difference between the statutory rate and the effective tax rate for the nine months ended September 30, 2018.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. As of December 31, 2017, the Company recorded provisional amounts, and additional work is still necessary for a more detailed analysis of the Company’s deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded in the fourth quarter of 2018 when the analysis is complete.

As the Company’s previously unremitted earnings have now been subjected to U.S. federal income tax, any repatriation of these earnings to the U.S. would not be expected to incur significant additional taxes related to such amounts. The Company continues to assert that its foreign earnings are indefinitely reinvested in our overseas operations, but in light of the Act, the Company is continuing to evaluate its position on that assertion.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue from unaffiliated customers:
United States	$81,282	$75,402	$250,023	$234,195
Other Americas	873	3,534	4,918	8,300
EMEA	55,020	52,457	169,300	158,864
Asia Pacific	27,336	21,514	82,707	67,446
Total revenue	$164,511	$152,907	$506,948	$468,805

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue by class of product and service:
Products	$59,648	$51,331	$188,016	$160,153
Materials	40,274	39,399	128,137	126,096
Services	64,589	62,177	190,795	182,556
Total revenue	$164,511	$152,907	$506,948	$468,805

	Quarter Ended September 30, 2018
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$499	$15,540	$4,888	$20,927
EMEA	18,259	6,939	1,551	26,749
Asia Pacific	1,134	15	923	2,072
Total intercompany sales	$19,892	$22,494	$7,362	$49,748

	Quarter Ended September 30, 2017
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$554	$11,764	$5,390	$17,708
EMEA	16,057	4,286	985	21,328
Asia Pacific	613	8	772	1,393
Total intercompany sales	$17,224	$16,058	$7,147	$40,429

	Nine Months Ended September 30, 2018
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$1,521	$45,764	$17,303	$64,588
EMEA	51,471	18,691	4,687	74,849
Asia Pacific	3,779	16	2,696	6,491
Total intercompany sales	$56,771	$64,471	$24,686	$145,928

	Nine Months Ended September 30, 2017
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$1,452	$34,414	$14,243	$50,109
EMEA	50,761	13,014	2,900	66,675
Asia Pacific	1,492	165	2,921	4,578
Total intercompany sales	$53,705	$47,593	$20,064	$121,362

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
(Loss) income from operations:
Americas	$(16,599)	$(32,749)	$(50,122)	$(65,897)
EMEA	386	(3,272)	(2,948)	4,474
Asia Pacific	5,229	3,686	16,898	13,153
Total	$(10,984)	$(32,335)	$(36,172)	$(48,270)

(13) Commitments and Contingencies

The Company leases certain of its facilities and equipment under non-cancelable operating leases. For the quarter and nine months ended September 30, 2018, rent expense under operating leases was $3,788 and $12,288, respectively, compared to $4,009 and $11,461 for the quarter and nine months ended September 30, 2017, respectively.

Certain of the Company’s acquisition agreements contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liability recorded for these earnouts at September 30, 2018 and December 31, 2017 was $1,073 and $5,115, respectively. See Note 5.

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

Management estimates, assuming that the subsidiary owned by the Company at September 30, 2018, performs over the relevant future periods at its forecasted earnings levels, that these rights, if exercised, could require the Company, in future periods, to pay approximately $8,872 to the owners of such rights to acquire such ownership interests in the relevant subsidiary. This amount has been recorded as redeemable noncontrolling interests on the Consolidated Balance Sheet at September 30, 2018 and December 31, 2017. The ultimate amount payable relating to this transaction will vary because it is dependent on the future results of operations of the subject business.

Litigation

Securities and Derivative Litigation

The Company and certain of its former executive officers have been named as defendants in a consolidated putative stockholder class action lawsuit pending in the United States District Court for the District of South Carolina. The consolidated action is styled KBC Asset Management NV v. 3D Systems Corporation, et al., Case No. 0:15-cv-02393-MGL. The Amended Consolidated Complaint (the “Complaint”), which was filed on December 9, 2015, alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions and that the former officers are control persons under Section 20(a) of the Exchange Act. The Complaint was filed on behalf of stockholders who purchased shares of the Company’s common stock between October 29, 2013, and May 5, 2015 and seeks monetary damages on behalf of the purported class. On February 14, 2018, following mediation, the parties entered into a Stipulation of Settlement that provided for, among other things, payment of $50,000 by the Company’s insurance carriers and a mutual exchange of releases. The Stipulation of Settlement called for a dismissal of all claims against the Company and the individual defendants with prejudice following Court approval, a denial by defendants of any wrongdoing, and no admission of liability. On February 15, 2018, Lead Plaintiff filed an Unopposed Motion for Preliminary Approval of Class Action Settlement. On February 21, 2018, the Court entered an Order Preliminarily Approving Settlement and Providing for Notice. The Court held a final fairness hearing on June 25, 2018, and entered the Order and Final Judgment and Order Awarding Attorneys’ Fees on the same day. The Company's insurance carriers have funded the entire settlement amount. The time for any party to appeal expired on July 25, 2018 and no appeals were filed. The matter is now concluded. At December 31, 2017 the Company's balance sheet reflected the entire settlement as a current liability with an offsetting receivable for related insurance proceeds.

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

All of the derivative complaints listed above have been stayed.

The Company believes the claims alleged in the derivative lawsuits are without merit and intends to defend the Company and its officers and directors vigorously.

Ronald Barranco and Print3D Corporation v. 3D Systems Corporation, et. al.

On August 23, 2013, Ronald Barranco, a former Company employee, filed two lawsuits against the Company and certain officers in the United States District Court for the District of Hawaii. The first lawsuit (“Barranco I”) is captioned Ronald Barranco and Print3D Corporation v. 3D Systems Corporation, 3D Systems, Inc., and Damon Gregoire, Case No. CV 13-411 LEK RLP, and alleges seven causes of action relating to the Company’s acquisition of Print3D Corporation (of which Mr. Barranco was a 50% shareholder) and the subsequent employment of Mr. Barranco by the Company. The second lawsuit (“Barranco II”) is captioned Ronald Barranco v. 3D Systems Corporation, 3D Systems, Inc., Abraham Reichental, and Damon Gregoire, Case No. CV 13-412 LEK RLP, and alleges the same seven causes of action relating to the Company’s acquisition of certain website domains from Barranco and the subsequent employment of Barranco by the Company. Both Barranco I and Barranco II allege the Company breached certain purchase agreements in order to avoid paying Barranco additional monies pursuant to royalty and earn out provisions in the agreements. The Company and its officers timely filed responsive pleadings on October 22, 2013 seeking, inter alia, to dismiss Barranco I due to a mandatory arbitration agreement and for lack of personal jurisdiction and to dismiss Barranco II for lack of personal jurisdiction.

With regard to Barranco I, the Hawaii district court, on February 28, 2014, denied the Company’s motion to dismiss and its motion to transfer venue to South Carolina for the convenience of the parties. However, the Hawaii court recognized that the plaintiff’s claims are all subject to mandatory and binding arbitration in Charlotte, North Carolina. Because the Hawaii court was without authority to compel arbitration outside of Hawaii, the court ordered that the case be transferred to the district court encompassing Charlotte (the United States District Court for the Western District of North Carolina) so that court could compel arbitration in Charlotte. On April 17, 2014, Barranco I was transferred to the United States District Court for the Western District of North Carolina. Barranco filed a demand for arbitration on October 29, 2014. On December 9, 2014, the Company filed its answer to Barranco’s demand for arbitration. On February 2, 2015, Barranco filed an amended demand that removed Mr. Gregoire as a defendant from the matter, and on February 4, 2015 the Company filed its amended answer. The parties selected an arbitrator and arbitration took place in September 2015 in Charlotte, North Carolina.

On September 28, 2015, the arbitrator issued a final award in favor of Barranco with respect to two alleged breaches of contract and implied covenants arising out of the contract. The arbitrator found that the Company did not commit fraud or make any negligent misrepresentations to Barranco. Pursuant to the award, the Company was directed to pay approximately $11,282, which includes alleged actual damages of $7,254, fees and expenses of $2,318 and prejudgment interest of $1,710. The Company disagrees with the single arbitrator’s findings and conclusions and believes the arbitrator’s decision exceeds his authority and disregards the applicable law. As an initial response, the Company filed a motion for modification on September 30, 2015, based on mathematical errors in the computation of damages and fees. On October 16, 2015, the arbitrator issued an order denying the Company’s motion and sua sponte issuing a modified final award in favor of Barranco in the same above-referenced amounts, but making certain substantive changes to the award, which changes the Company believes were improper and outside the scope of his authority and the American Arbitration Association rules. On November 20, 2015, the Company filed a motion to vacate the arbitration award in the federal court in the United States District Court for the Western District of North Carolina. Claimants also filed a motion to confirm the arbitration award. A hearing was held on the motions on September 29, 2016 in federal court in the Western District of North Carolina. The court requested supplemental briefing by the parties, which briefs were filed on July 11, 2016.

On August 31, 2016, the court issued an order granting in part and denying in part Barranco’s motion to confirm the arbitration award and for judgment, entering judgment in the principal amount of the arbitration award and denying Barranco’s motion for fees and costs. The court denied the Company’s motion to vacate. On September 7, 2016, Barranco filed a motion to amend the judgment to include prejudgment interest. The Company opposed that motion and the parties submitted briefing. On September 28, 2016 the Company filed a motion to alter or amend the judgment. Barranco opposed the motion and the parties submitted briefing. On May 18, 2017, the court issued an opinion and order denying the Company’s motion to alter or amend and denying Barranco’s motion for prejudgment interest. On September 16, 2017, the Company filed a notice of appeal with the United States Court of Appeals for the Fourth Circuit. The Company filed its Opening Brief and the Joint Appendix on August 28, 2017. Barranco filed its Opening Brief on September 11, 2017. The Company filed its Reply Brief on September 25, 2017.

On May 31, 2018, the Fourth Circuit affirmed the decision by unpublished per curiam opinion. On June 14, 2018, the Company timely filed Appellants’ Petition for Rehearing and Rehearing En Banc. On June 15, 2018 the Fourth Circuit issued a Stay of Mandate Under Fed. R. App. P. 41(d)(1). The Petition for Rehearing and Rehearing En Banc was subsequently denied and on August 1, 2018, the Fourth Circuit issued its mandate, thereby returning jurisdiction to the District Court and ending the stay. On August 2, 2018, the Company filed its Motion for Setoff of Judgment and Memorandum in Support of Motion for Setoff of Judgment. Barranco filed a response agreeing that setoff was appropriate, but contested the amount. On August 3, 2018, the Company paid $9,127 of the Judgment, net setoff. On August 7, 2018, Barranco filed a Notice of Motion and Motion to Enforce Surety Liability Against Berkley Insurance Co. ("Berkley") in the United States District Court for the Northern District of California, Barranco v. Berkley Insurance Co., Misc. Case No. 4:18-mc-80131-PJH, seeking entry of an order directing Berkley to pay Barranco $1,720, which was the portion of the Requested Setoff that Barranco disputed. On September 5, 2018, Berkley filed a Motion to Dismiss for Improper Venue in the California Action, seeking dismissal and/or transfer of the Surety Motion to the North Carolina Action. On September 28, 2018, the parties filed a Consent Stipulation Resolving Motion for Setoff of Judgment, stipulating that subject only to vacatur or amendment reducing the Amended 3D Systems Judgment in Barranco’s appeal to the 9th Circuit of the Hawaii action discussed below, the Amended 3D Systems Judgment in the amount of $2,182 was setoff against the Barranco Judgment (“Stipulated Setoff”). The Stipulated Setoff was deemed to resolve the North Carolina Setoff Motion and the California Surety Motion. On September 28, Barranco withdrew the California Surety Motion, which was rendered moot by the agreed setoff made under the provisions of this Stipulation. On October 1, 2018, Berkley withdrew its Motion to Dismiss for Improper Venue pending in the California Action. The Company paid Barranco the $101 balance remaining due on the North Carolina Judgment after the Stipulated Setoff.

With regard to Barranco II, the Hawaii district court, on March 17, 2014, denied the Company’s motion to dismiss and its motion to transfer venue to South Carolina. However, the Hawaii court dismissed Count II in Barranco’s complaint alleging breach of the employment agreement. The Company filed an answer to the complaint in the Hawaii district court on March 31, 2014. On November 19, 2014, the Company filed a motion for summary judgment on all claims which was heard on January 20, 2015. On January 30, 2015, the court entered an order granting in part and denying in part the Company’s motion for summary judgment. The Order narrowed Barranco's claim for breach of contract and dismissed the claims for fraud and negligent misrepresentation. As a result, Messrs. Reichental and Gregoire were dismissed from the lawsuit. The case was tried to a jury in May 2016, and on May 27, 2016 the jury found that the Company was not liable for either breach of contract or breach of the implied covenant of good faith and fair dealing. Additionally, the jury found in favor of the Company on its counterclaim against Barranco and determined that Barranco violated his non-competition covenant with the Company. On July 5, 2017, the Court ordered a bench trial regarding causation and damages with respect to the equitable accounting on the Company’s prevailing counterclaim against Barranco. The bench trial took place on November 20, 2017. The Court ordered the submission of proposed findings of fact and conclusions of law. The Company submitted its proposed Findings of Fact and Conclusions of Law on January 12, 2018. Barranco submitted his proposed findings on February 2, 2018. The Company submitted its Reply on February 16, 2018. On March 30, 2018, the Court entered Findings of Fact and Conclusions of Law and Order requiring Barranco to disgorge, and the Company recover, $523, representing all but four months of the full amount paid to Barranco as salary during his employment with the Company as well as a portion of the up front and buyout payments made to Barranco in connection with the purchase of certain web domains. In addition, the Court ordered Barranco to pay pre-judgment interest to the Company to be calculated beginning as of his first breach of the non-competition covenant in August 2011. Judgment entered thereafter on April 2, 2018.

As the prevailing party, the Company moved for recovery of its fees and costs. On June 15, 2018, the federal magistrate judge entered Findings and Recommendation to Grant in Part and Deny in Part Defendants 3D Systems Corporation and 3D System Inc.’s Motion for an Award of Attorneys’ Fees, whereby it recommended that 3D Systems be awarded $1,299 in attorneys’ fees, $349 for the amount of the prejudgment interest, and $72 in non-taxable costs.

On April 19, 2018, Barranco filed a post-trial motion seeking to amend the findings and judgment. The Company opposed that motion. On April 30, 2018, Barranco filed a combined Rule 50 Motion for Judgment as a Matter of Law on the Company’s counterclaim and Rule 59 Motion for a New Trial. The Company also opposed that Motion. On June 29, 2018, Barranco filed partial objections to the Fee Award Report and Recommendation. On July 9, 2018, the Company filed its Response opposing those partial objections. All post-trial motions are currently pending before the Court.

On May 10, 2018, the Company put Barranco on notice that it intended to exercise its right of setoff in regard to any liability it may be determined to have to Barranco. More specifically, the Company notified Barranco that it intended to set off the amounts determined due to it in the Hawaii litigation against any liability 3D Systems was determined to have in the North Carolina arbitration on appeal. As discussed above, the Company filed a Motion and Memo for Setoff on August 2, 2018 with the North Carolina court and exercised its right of setoff on August 3, 2018. On September 5, 2018, Barranco filed a Notice of Appeal of the Hawaii Action to the United States Court of Appeals for the Ninth Circuit. On September 13, 2018, the Hawaii District Court entered its Amended Judgment in a Civil Case, awarding 3D Systems a final amended judgment of $2,182. On September 19, 2018, Barranco filed an Amended Notice of Appeal. The Setoff Motion was resolved by consent stipulation on September 28 as discussed above. Appellants’ opening brief is due December 14. Appellee’s Answering Brief is due January 14. The Company intends to defend the appeal vigorously.

Export Controls and Government Contracts Compliance Matter

In October 2017 the Company received an administrative subpoena from the Bureau of Industry and Security of the Department of Commerce (“BIS”) requesting the production of records in connection with possible violations of U.S. export control laws, including with regard to its Quickparts.com, Inc. subsidiary. In addition, while collecting information responsive to the above referenced subpoena, the Company identified potential violations of the International Traffic in Arms Regulations (“ITAR”) administered by the Directorate of Defense Trade Controls of the Department of State (“DDTC”) and potential violations of the Export Administration Regulations administered by BIS. On June 8, 2018, the Company submitted voluntary disclosures to BIS and DDTC identifying numerous potentially unauthorized exports of technical data, which supplemented an initial notice of voluntary disclosure that the Company submitted to DDTC in February 2018. The Company is conducting an internal review of its export control, trade sanctions, and government contracting compliance risks and potential violations; implementing associated compliance enhancements; and cooperating with DDTC and BIS, as well as the U.S. Departments of Justice, Defense and Homeland Security. Although the Company cannot predict the ultimate resolution of these matters, the Company expects to incur significant legal costs and other expenses in connection with responding to the U.S. government agencies.
Throughout 2018, the Company has implemented and will continue to implement new compliance procedures to identify and prevent potential violations of export control laws, trade sanctions, and government contracting laws. As a result of these compliance enhancements, the Company has identified additional potential violations of the ITAR, and has submitted related voluntary disclosures to DDTC. As the Company continues to implement additional compliance enhancements, it may discover potential violations of export control laws, trade sanctions, and/or government contracting laws in the future, which may require disclosure to relevant agencies. If the Company identifies any additional potential violations, the Company will submit voluntary disclosures to the relevant agencies and cooperate with such agencies on any related investigations.
If the U.S. government finds that the Company has violated one or more export control laws, trade sanctions, or government contracting laws, the Company could be subject to various civil or criminal penalties. By statute, these penalties can include but are not limited to fines, which by statute may be significant, denial of export privileges, and suspension or debarment from participation in U.S. government contracts. The Company may also be subject to contract claims based upon such violations. Any assessment of penalties or other liabilities incurred in connection with these matters could harm the Company’s reputation and customer relationships, create negative investor sentiment, and affect the Company’s share value. In connection with any resolution, the Company may also be required to undertake additional remedial compliance measures and program monitoring. The Company cannot at this time predict when the U.S. government agencies will conclude their investigations or determine an estimated cost, if any, or range of costs, for any penalties, fines or other liabilities to third parties that may be incurred in connection with these matters.

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

(14) Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive loss by component are as follows:

(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Liquidation of non-US entity and purchase of non-controlling interests	Total
Balance at December 31, 2017	$(19,319)	$(2,555)	$338	$(21,536)
Other comprehensive income (loss)	(14,491)	204	—	(14,287)
Amounts reclassified from accumulated other comprehensive loss	1,401	—	—	1,401
Balance at September 30, 2018	$(32,409)	$(2,351)	$338	$(34,422)

Amounts reclassified out of accumulated other comprehensive loss are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017	Statement of Operations Caption
Currency translation adjustments:
Gain on dissolution	$1,401	$—	$1,401	$—	Interest and other income (expense), net

The amounts presented in the tables above are in other comprehensive loss and are net of taxes. For additional information about foreign currency translation, see Note 6.

(15) Noncontrolling Interests

As of September 30, 2018, the Company owned approximately 70% of the capital and voting rights of Robtec, a service bureau and distributor of 3D printing and scanning products in Brazil. Robtec was acquired on November 25, 2014.

As of September 30, 2018, the Company owned approximately 70% of the capital and voting rights of Easyway, a service bureau and distributor of 3D printing and scanning products in China. Approximately 65% of the capital and voting rights of Easyway were acquired on April 2, 2015, and an additional 5% of the capital and voting rights of Easyway were acquired on July 19, 2017 for $2.3 million.

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

Business Overview

3D Systems Corporation (“3D Systems” or the “Company” or “we” or “us”) is a holding company incorporated in Delaware in 1993 that markets our products and services through subsidiaries in North America and South America (collectively referred to as “Americas”), Europe and the Middle East (collectively referred to as “EMEA”) and the Asia Pacific region (“APAC”). We provide comprehensive 3D printing solutions, including 3D printers, materials, software, on demand manufacturing services and digital design tools. Our solutions support advanced applications in a wide range of industries and key verticals including healthcare, aerospace, automotive and durable goods. Our precision healthcare capabilities include simulation, Virtual Surgical Planning (“VSP™”), and printing of medical and dental devices, models, surgical guides and instruments. Our experience and expertise have proven vital to our development of an ecosystem and end-to-end digital workflow which enable customers to optimize product designs, transform workflows, bring innovative products to market and drive new business models. As the originator of 3D printing and a shaper of future 3D solutions, for over 30 years we have been enabling professionals and companies to optimize their designs, transform their workflows, bring innovative products to market and drive new business models.

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

Summary of Third Quarter 2018 Financial Results

Total consolidated revenue for the quarter ended September 30, 2018 increased by 7.6%, or $11.6 million, to $164.5 million, compared to $152.9 million for the quarter ended September 30, 2017. These results reflect an increase in printers, materials, software, services and healthcare revenue, as discussed further below.

Healthcare revenue includes sales of products, materials and services for healthcare-related applications, including simulation, training, planning, anatomical models, surgical guides and instruments and medical and dental devices. For the quarter ended September 30, 2018, healthcare revenue increased by 13.9%, to $53.1 million, and made up 32.2% of total revenue, compared to $46.6 million, or 30.5% of total revenue, for the quarter ended September 30, 2017. The increase in healthcare revenue is driven by growth in products, including printers and materials.

For the quarter ended September 30, 2018, total software revenue from products and services increased by 7.5% to $22.9 million, and made up 13.9% of total revenue, compared to $21.3 million, or 14.0% of total revenue, for the quarter ended September 30, 2017.

Gross profit for the quarter ended September 30, 2018 increased by 33.0%, or $19.3 million, to $77.8 million, compared to $58.5 million for the quarter ended September 30, 2017. Gross profit margin for the quarters ended September 30, 2018 and 2017 was 47.3% and 38.3%, respectively. Both gross profit and gross profit margin were negatively impacted in the prior year due to inventory adjustments of $12.9 million related to product obsolescence as we aligned our product portfolio with our strategy.

Operating expenses for the quarter ended September 30, 2018 decreased by 2.3%, or $2.1 million, to $88.8 million, compared to $90.9 million for the quarter ended September 30, 2017. Selling, general and administrative expenses for the quarter ended September 30, 2018 decreased by 1.4%, or $0.9 million, to $65.6 million, compared to $66.5 million for the quarter ended September 30, 2017, predominantly due to a reduction in outside service costs as we made progress with transformation projects; partially offset by higher personnel and marketing-related costs as we have launched and begin to ramp up new product sales during 2018, continued investment in IT infrastructure, and higher legal expenses. Research and development expenses for the quarter ended September 30, 2018 decreased by 4.9%, or $1.2 million, to $23.2 million, compared to $24.4 million for the quarter ended September 30, 2017, as we reduced materials spend related to products which have been brought to market during 2018.

Our operating loss for the quarter ended September 30, 2018 was $11.0 million, compared to an operating loss of $32.3 million for the quarter ended September 30, 2017.

For the nine months ended September 30, 2018 and 2017, we used $2.9 million and generated $17.7 million of cash from operations, respectively, as further discussed below. In total, our unrestricted cash balance at September 30, 2018 and December 31, 2017, was $92.1 million and $136.3 million, respectively. Significant cash outflows during the nine months ended September 30, 2018 include investments in property, plant and equipment; increases in inventory in support of new products; and other working capital balances, including $9.1 million paid for a previously accrued liability related to litigation.

Results of Operations

Comparison of revenue by geographic region

The following table sets forth changes in revenue by geographic region for the quarters ended September 30, 2018 and 2017.

Table 1

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue — third quarter 2017	$78,936	51.6%	$52,457	34.3%	$21,514	14.1%	$152,907	100.0%
Change in revenue:
Volume	5,546	7.0%	4,624	8.8%	5,813	27.0%	15,983	10.5%
Price/Mix	(2,006)	(2.5)%	(1,301)	(2.5)%	514	2.4%	(2,793)	(1.8)%
Foreign currency translation	(321)	(0.4)%	(760)	(1.4)%	(505)	(2.3)%	(1,586)	(1.1)%
Net change	3,219	4.1%	2,563	4.9%	5,822	27.1%	11,604	7.6%
Revenue — third quarter 2018	$82,155	49.9%	$55,020	33.4%	$27,336	16.6%	$164,511	100.0%

Consolidated revenue increased 7.6%, predominantly driven by higher sales volume across all geographic regions, including recently commercialized new 3D printers, partially offset by an unfavorable impact of price/mix in the Americas and EMEA regions, which was driven by product mix and the unfavorable impact of foreign currency. The increased sales volume across all geographic regions is due to higher demand from healthcare customers as well as a range of customers across verticals. The negative price/mix impact across the Americas and EMEA regions is driven by higher sales of lower priced printer models and mix of materials sales.

For the quarters ended September 30, 2018 and 2017, revenue from operations outside the U.S. was 50.6% and 50.7% of total revenue, respectively.

The following table sets forth changes in revenue by geographic region for the nine months ended September 30, 2018 and 2017.

Table 2

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue — nine months 2017	$242,495	51.7%	$158,864	33.9%	$67,446	14.4%	$468,805	100.0%
Change in revenue:
Volume	28,458	11.7%	8,640	5.4%	10,239	15.2%	47,337	10.1%
Price/Mix	(15,539)	(6.4)%	(7,517)	(4.7)%	2,868	4.3%	(20,188)	(4.3)%
Foreign currency translation	(473)	(0.2)%	9,313	5.9%	2,154	3.2%	10,994	2.3%
Net change	12,446	5.1%	10,436	6.6%	15,261	22.7%	38,143	8.1%
Revenue — nine months 2018	$254,941	50.3%	$169,300	33.4%	$82,707	16.3%	$506,948	100.0%

Consolidated revenue increased 8.1%, predominantly driven by higher sales volume across all geographic regions, the favorable impact of price/mix in the Asia Pacific region, and the favorable impact of foreign currency; offset by an unfavorable impact of price/mix in the Americas and EMEA regions. The increase in sales volume across all geographic regions is due to higher demand from healthcare customers as well as a range of customers across verticals. The shift in price/mix across the Americas and EMEA regions relates to the mix of sales, including higher sales of lower priced printer models and mix of materials sales. The shift in price/mix in the Asia Pacific region relates to the mix of sales, including higher sales of higher priced printer models and mix of materials sales.

For the nine months ended September 30, 2018 and 2017, revenue from operations outside the U.S. was 50.7% and 50.0% of total revenue, respectively.

Comparison of revenue by class

We earn revenue from the sale of products, materials and services. The products category includes 3D printers, healthcare simulators and digitizers, software licenses, 3D scanners and haptic devices. The materials category includes a wide range of materials to be used with our 3D printers, the majority of which are proprietary, as well as acquired conventional dental materials. The services category includes maintenance contracts and services on 3D printers and simulators, software maintenance, on demand solutions and healthcare services. Beginning in 2018, product warranty revenue and related expenses are included within the products category, and we have reclassified prior period amounts from services to products to conform to current year presentation.

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

The following table sets forth the change in revenue by class for the quarters ended September 30, 2018 and 2017.

Table 3

(Dollars in thousands)	Products		Materials		Services		Total
Revenue — third quarter 2017	$51,331	33.5%	$39,399	25.8%	$62,177	40.7%	$152,907	100.0%
Change in revenue:
Volume	10,843	21.1%	2,176	5.5%	2,964	4.8%	15,983	10.5%
Price/Mix	(1,764)	(3.4)%	(1,029)	(2.6)%	—	—%	(2,793)	(1.8)%
Foreign currency translation	(762)	(1.5)%	(272)	(0.7)%	(552)	(0.9)%	(1,586)	(1.1)%
Net change	8,317	16.2%	875	2.2%	2,412	3.9%	11,604	7.6%
Revenue — third quarter 2018	$59,648	36.3%	$40,274	24.5%	$64,589	39.3%	$164,511	100.0%

Consolidated revenue increased 7.6%, predominantly driven by higher sales volume across all revenue categories, including the impact of new printers launched in 2018, partially offset by a shift in sales mix which impacted average selling price for both products and materials as well as the unfavorable impact of foreign currency.

Products revenue increased due to higher demand from healthcare and a wide range of other verticals and across our portfolio, including the recently commercialized new products; partially offset by changes in product mix which impacted average selling prices, including the impact of higher sales of lower priced printers, and the unfavorable impact of foreign currency. For the quarters ended September 30, 2018 and 2017, revenue from printers contributed $34.5 million and $29.4 million, respectively. Software revenue included in the products category, including scanners and haptic devices, contributed $12.0 million and $10.6 million for the quarters ended September 30, 2018 and 2017, respectively.

Materials revenue increased due to higher sales volume, offset by the unfavorable impact of mix of sales and the unfavorable impact of foreign currency.

Services revenue increased due to higher sales volume, partially offset by the unfavorable impact of foreign currency translation. For the quarters ended September 30, 2018 and 2017, revenue from on demand manufacturing services contributed $26.3 million and $27.2 million, respectively. For the quarters ended September 30, 2018 and 2017, software services revenue contributed $11.0 million and $10.7 million, respectively.

The following table sets forth the change in revenue by class for the nine months ended September 30, 2018 and 2017.

Table 4

(Dollars in thousands)	Products		Materials		Services		Total
Revenue — nine months 2017	$160,153	34.2%	$126,096	26.9%	$182,556	38.9%	$468,805	100.0%
Change in revenue:
Volume	32,823	20.5%	10,176	8.1%	4,338	2.4%	47,337	10.1%
Price/Mix	(8,567)	(5.3)%	(11,621)	(9.2)%	—	—%	(20,188)	(4.3)%
Foreign currency translation	3,607	2.3%	3,486	2.8%	3,901	2.1%	10,994	2.3%
Net change	27,863	17.5%	2,041	1.7%	8,239	4.5%	38,143	8.1%
Revenue — nine months 2018	$188,016	37.1%	$128,137	25.3%	$190,795	37.6%	$506,948	100.0%

Consolidated revenue increased 8.1%, predominantly driven by higher sales volume across all revenue categories and the favorable impact of foreign currency, partially offset by a shift in sales mix which impacted average selling price for both products and materials.

Products revenue increased due to higher demand from customers from a range of verticals, including healthcare customers, and across our portfolio, including contributions from new products during the third quarter, and the favorable impact of foreign currency, partially offset by changes in product mix which impacted average selling prices, including the impact of higher sales of lower priced printers. For the nine months ended September 30, 2018 and 2017, revenue from printers contributed $113.0 million and $88.5 million, respectively. Software revenue included in the products category, including scanners and haptic devices, contributed $36.5 million and $33.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Materials revenue increased due to higher sales volume and the favorable impact of foreign currency, offset by a change in sales mix which negatively impacted price/mix.

Services revenue increased due to higher sales volume as well as the favorable impact of foreign currency translation. For the nine months ended September 30, 2018 and 2017, revenue from on demand manufacturing services contributed $79.3 million and $78.1 million, respectively. For the nine months ended September 30, 2018 and 2017, software services revenue contributed $33.0 million and $32.5 million, respectively.

Gross profit and gross profit margins

The following tables set forth gross profit and gross profit margins for the quarters and nine months ended September 30, 2018 and 2017.

Table 5

	Quarter Ended September 30,
	2018		2017		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	17,522	29.4%	(451)	(0.9)%	17,973	3985%	30.3	3443%
Materials	27,956	69.4%	28,519	72.4%	(563)	(2.0)%	(3.0)	(4.1)%
Services	32,332	50.1%	30,454	49.0%	1,878	6.2%	1.1	2.2%
Total	$77,810	47.3%	$58,522	38.3%	$19,288	33.0%	9.0	23.6%

The increase in total consolidated gross profit is due to the increase in product sales, primarily higher sales of printers. Additionally, an inventory adjustment in the quarter ended September 30, 2017 had a significantly negative impact on margins in the prior year. The 2017 inventory adjustment related primarily to legacy plastics printers, refurbished and used metals printers and parts that had shown little to no use over extended periods.

Products gross profit margin improved primarily from higher sales volume which improved absorption of overhead costs. Additionally, 2017 included an inventory adjustment expense of $12.9 million related to discontinued products and obsolete parts. Materials gross profit margin decreased due to the mix of sales during the third quarter. A favorable mix of sales towards higher gross profit margin service offerings, including healthcare, drove Services gross profit margin higher. On demand manufacturing services gross profit margin decreased to 38.3% for the quarter ended September 30, 2018 compared to 40.9% for the quarter ended September 30, 2017.

Table 6

	Nine Months Ended September 30,
	2018		2017		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	57,239	30.4%	33,886	21.2%	23,353	68.9%	9.3	43.9%
Materials	90,852	70.9%	91,753	72.8%	(901)	(1.0)%	(1.9)	(2.6)%
Services	93,750	49.1%	93,742	51.3%	8	—%	(2.2)	(4.3)%
Total	$241,841	47.7%	$219,381	46.8%	$22,460	10.2%	0.9	1.9%

The increase in total consolidated gross profit is due to the increase in product sales, primarily higher sales of printers. In addition, the inventory adjustment discussed above had a negative impact on margins in comparable period for prior year.

Products gross profit margin improved primarily from higher sales volume which bolstered absorption of overhead costs. The inventory adjustment noted above primarily impacted Product margins in 2017. Materials gross profit margin decreased due to the mix of sales. Services gross profit margin was lower as a result of expanding our services operations and support as well as from lower gross profit margins for on demand manufacturing services as we continued to make investments, including facility upgrades. On demand manufacturing services gross profit margin decreased to 38.8% for the nine months ended September 30, 2018 compared to 43.3% for the nine months ended September 30, 2017.

Operating expenses

The following tables sets forth the components of operating expenses for the quarters and nine months ended September 30, 2018 and 2017.

Table 7

	Quarter Ended September 30,
	2018		2017		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	65,600	39.9%	66,497	43.5%	(897)	(1.3)%
Research and development expenses	23,194	14.1%	24,360	15.9%	(1,166)	(4.8)%
Total operating expenses	$88,794	54.0%	$90,857	59.4%	$(2,063)	(2.3)%

Total operating expenses decreased for the quarter ended September 30, 2018 as compared to the quarter ended September 30, 2017 due to both a decrease in selling, general and administrative expenses and research and development expenses.

Selling, general and administrative expenses decreased due to a reduction in outside service costs as we made progress with transformation projects; partially offset by higher personnel and marketing-related costs as we have launched and begin to ramp up new product sales during 2018, continued investment in IT infrastructure, and higher legal expenses.

Research and development expenses decreased due to a reduced materials spend related to products which have been brought to market during 2018 as well as a reduction in outside services costs, partially offset by increased investment in our workforce.

Table 8

	Nine Months Ended September 30,
	2018		2017		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	206,225	40.7%	195,990	41.8%	10,235	5.2%
Research and development expenses	71,788	14.2%	71,661	15.3%	127	0.2%
Total operating expenses	$278,013	54.8%	$267,651	57.1%	$10,362	3.9%

Total operating expenses increased for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to higher selling, general and administrative expenses while research and development expenses remained flat.

Selling, general and administrative expenses increased due to additional personnel and marketing-related costs incurred as we have launched and begin to ramp up new product sales during 2018, continued investment in IT infrastructure, and higher legal expenses; partially offset by a reduction in outside services costs.

Research and development expenses remained flat as our increased investment in our workforce was offset by a reduction in outside services costs and a reduced materials spend related to products which have been brought to market during 2018.

Loss from operations

The following table sets forth (loss) income from operations by geographic region for the quarters and nine months ended September 30, 2018 and 2017.

Table 9

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
(Loss) income from operations:
Americas	(16,599)	(32,749)	(50,122)	(65,897)
EMEA	386	(3,272)	(2,948)	4,474
Asia Pacific	5,229	3,686	16,898	13,153
Total	$(10,984)	$(32,335)	$(36,172)	$(48,270)

The decrease in operating loss for the quarter and nine months ended September 30, 2018 as compared to the quarter and nine months ended September 30, 2017 was driven by increased product sales and the negative impact of the inventory adjustment to 2017. In addition, we experienced lower operating expenses in the quarter ended September 30, 2018 See “Comparison of revenue by geographic region,” “Gross profit and gross profit margins” and “Operating expenses” above.

Interest and other income (expense), net

The following table sets forth the components of interest and other (expense) income, net, for the quarters and nine months ended September 30, 2018 and 2017.

Table 10

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest and other income (expense), net:
Interest income	180	227	633	555
Foreign exchange gain (loss)	1,035	(822)	2,888	712
Interest expense	(220)	(237)	(668)	(699)
Other income (expense), net	32	(425)	(1,718)	(691)
Total interest and other income (expense), net	$1,027	$(1,257)	$1,135	$(123)

During the quarter ended September 30, 2018, we saw a favorable impact from foreign exchange which primarily drove the improvement from the quarter ended September 30, 2017. The increase for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was driven by favorable foreign currency impacts offset by a $1.4 million unfavorable adjustment to the fair value of certain cost method investments in the first quarter of 2018.

Net loss attributable to 3D Systems

The following tables set forth the primary components of net loss attributable to 3D Systems for the quarters and nine months ended September 30, 2018 and 2017.

Table 11

	Quarter Ended September 30, 2018
(Dollars in thousands)	2018	2017	Change
Operating loss	$(10,984)	$(32,335)	$21,351
Other non-operating items:
Interest and other income (expense), net	1,027	(1,257)	2,284
Benefit (provision) for income taxes	(1,593)	(3,723)	2,130
Net loss	(11,550)	(37,315)	25,765
Less: net income attributable to noncontrolling interests	—	355	(355)
Net loss attributable to 3D Systems	$(11,550)	$(37,670)	$26,120

Table 12

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	Change
Operating loss	$(36,172)	$(48,270)	$12,098
Other non-operating items:
Interest and other income (expense), net	1,135	(123)	1,258
Benefit (provision) for income taxes	(6,086)	(6,831)	745
Net loss	(41,123)	(55,224)	14,101
Less: net income attributable to noncontrolling interests	246	833	(587)
Net loss attributable to 3D Systems	$(41,369)	$(56,057)	$14,688

The decrease in net loss for the quarter quarter and nine months ended September 30, 2018 as compared to the quarter and nine months ended September 30, 2017 was primarily driven by increased sales volumes and lower costs which include the absence of the 2017 inventory adjustment. See “Gross profit and gross profit margins” and “Operating expenses” above.

Liquidity and Capital Resources

Table 13

			Change
(Dollars in thousands)	September 30, 2018	December 31, 2017	$	%
Cash and cash equivalents	$92,093	$136,344	$(44,251)	(32.5)%
Accounts receivable, net	127,092	129,879	(2,787)	(2.1)%
Inventories	128,164	103,903	24,261	23.3%
	347,349	370,126	(22,777)
Less:
Current portion of capitalized lease obligations	651	644	7	1.1%
Accounts payable	61,556	55,607	5,949	10.7%
Accrued and other liabilities	61,676	65,899	(4,223)	(6.4)%
	123,883	122,150	1,733
Operating working capital	$223,466	$247,976	$(24,510)	(9.9)%

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

Cash held outside the U.S. at September 30, 2018 was $64.8 million, or 70.4% of total cash and equivalents, compared to $88.9 million, or 65.2% of total cash and equivalents at December 31, 2017. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. We continue to assert that our foreign earnings are indefinitely reinvested in our overseas operations, but in light of the recent tax legislation, we are continuing to evaluate our position on that assertion. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash flow”, “Credit facilities” and “Capitalized lease obligations” below.

Days’ sales outstanding was 71 at September 30, 2018 compared to 73 days at December 31, 2017 while accounts receivable more than 90 days past due increased to 10.4% of gross receivables at September 30, 2018, from 9.1% at December 31, 2017. We review specific receivables periodically to determine the appropriate reserve for accounts receivable.

The majority of our inventory consists of finished goods, including products, materials and service parts. Inventory also consists of raw materials and spare parts for the in-house assembly and support service products. We outsource the assembly of certain 3D printers; therefore, we generally do not hold most parts for the assembly of these printers in inventory. Inventory balances may fluctuate during cycles of new product launch, commercialization and timing of ramp of production and sales of products.

The changes that make up the other components of working capital not discussed above resulted from the ordinary course of business. Differences between the amounts of working capital item changes in the cash flow statement and the balance sheet changes for the corresponding items are primarily the result of foreign currency translation adjustments.

Cash flow

The following tables set forth components of cash flow for the nine months ended September 30, 2018 and 2017.

Table 14

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Net cash (used in) provided by operating activities	$(2,931)	$17,676
Net cash used in investing activities	(29,550)	(60,567)
Net cash used in financing activities	(8,906)	(7,997)
Effect of exchange rate changes on cash	(2,417)	4,273
Net decrease in cash, cash equivalents and restricted cash	$(43,804)	$(46,615)

Cash flow from operations

Table 15

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Net loss	$(41,123)	$(55,224)
Non-cash charges	66,869	83,408
Changes in working capital and all other operating assets	(28,677)	(10,508)
Net cash (used in) provided by operating activities	$(2,931)	$17,676

Cash used in operating activities for the nine months ended September 30, 2018 was $2.9 million and cash provided by operating activities for the nine months ended September 30, 2017 was $17.7 million. Excluding non-cash charges, net income provided cash of $25.7 million for the nine months ended September 30, 2018 and $28.2 million for the nine months ended September 30, 2017. Non-cash charges generally consist of depreciation, amortization, and stock-based compensation.

Working capital requirements used cash of $28.7 million for the nine months ended September 30, 2018 and $10.5 million for the nine months ended September 30, 2017. In the nine months ended September 30, 2018, cash outflows resulted from increases in inventory, in support of new product commercialization; an increase in prepaid expenses; and a decrease in accrued and other current liabilities, as we paid a litigation settlement which was previously accrued. These outflows were partially offset by an increase in accounts payable and a decrease in accounts receivable. In the nine months ended September 30, 2017, cash outflows were driven primarily by inventory purchases.

Cash flow from investing activities

Table 16

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Purchases of property and equipment	$(28,323)	$(21,072)
Additions to license and patent costs	(740)	(875)
Cash paid for acquisitions, net of cash assumed	—	(36,541)
Other investing activities	(500)	(2,350)
Proceeds from disposition of property and equipment	9	271
Net cash used in investing activities	$(29,550)	$(60,567)

The primary outflow of cash relates to investments in property, plant and equipment as we have invested in infrastructure, customer innovation centers, and on-demand manufacturing services. In 2017 we acquired Vertex, a dental materials company, for an aggregate purchase price of $34.3 million, net of cash acquired.

Cash flow from financing activities

Table 17

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Payments on earnout consideration	$(2,675)	$(3,206)
Payments related to net-share settlement of stock-based compensation	(5,723)	(4,494)
Repayment of capital lease obligations	(508)	(297)
Net cash used in financing activities	$(8,906)	$(7,997)

Cash used in financing activities was $8.9 million and $8.0 million for the nine months ended September 30, 2018 and 2017, respectively. The primary outflows of cash relate to the settlement of equity-based compensation and payments on earnout provisions related to a prior acquisitions.

We may issue additional securities from time to time as necessary to provide flexibility to execute our growth strategy. No securities were issued for financing purposes during the nine months ended September 30, 2018 and 2017.

Contractual commitments and off-balance sheet arrangements

Credit facilities

In October 2014, we entered into a $150.0 million five-year revolving, unsecured credit facility. Subject to certain terms and conditions contained in the agreement, we may, at our option, request an increase in the aggregate principal amount available under the credit facility by an additional $75.0 million. As of September 30, 2018 and December 31, 2017, there was no outstanding balance on the credit facility. The credit facility contains customary covenants, some of which require us to maintain certain financial ratios that determine the amounts available and terms of borrowings and events of default. We were in compliance with all covenants at both September 30, 2018 and December 31, 2017. See Note 7.

Capitalized lease obligations

Our capitalized lease obligations include a lease agreement that we entered into during 2006 with respect to our Rock Hill, SC facility, in addition to other lease agreements assumed through acquisitions. In accordance with ASC 840, “Leases,” we are considered an owner of the properties, therefore, we have recorded these amounts in our consolidated balance sheet with a corresponding capitalized lease obligation in the liabilities section of the consolidated balance sheet. Our outstanding capitalized lease obligations carrying value at September 30, 2018 and December 31, 2017 was $7.2 million and $7.7 million, respectively.

Redeemable noncontrolling interests

The minority interest shareholders of a certain subsidiary have the right to require us to acquire either a portion of or all ownership interest under certain circumstances pursuant to a contractual arrangement, and we have a similar call option under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as revenue and gross margin performance of the subsidiary through the date of exercise, as described in Note 15 to the condensed consolidated financial statements. Management estimates, assuming that the subsidiary owned by us at September 30, 2018 performs over the relevant future periods at its forecasted earnings levels, that these rights, if exercised, could require us in a future period to pay a maximum amount of approximately $8.9 million to the owners of such put rights. This amount has been recorded as redeemable noncontrolling interests on the balance sheet at September 30, 2018.

Other contractual arrangements

We lease certain of our facilities and equipment under non-cancelable operating leases. For the quarter and nine months ended September 30, 2018, rent expense under operating leases was $3.8 million and $12.3 million, respectively, compared to $4.0 million and $11.5 million for the quarter and nine months ended September 30, 2017, respectively.

Certain of our acquisition purchase agreements contain earnout payment provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts is $1.1 million and $5.1 million at September 30, 2018 and December 31, 2017, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks at December 31, 2017, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K. During the first nine months of 2018, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2017.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2018, except for unvested restricted stock awards repurchased or forfeited pursuant to our 2004 and 2015 Incentive Stock Plans.

	Total number of shares (or units) purchased		Average price paid per share (or unit)		Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2018 - January 31, 2018	12,433		9.69		—	—
February 1, 2018 - February 28, 2018	98,456		9.11		—	—
March 1, 2018 - March 31, 2018	3,966		11.51		—	—
April 1, 2018 - April 30, 2018	29,165		11.14		—	—
May 1, 2018 - May 31, 2018	48,711		12.66		—	—
June 1, 2018 - June 30, 2018	1,990		13.60		—	—
July 1, 2018 - July 31, 2018	113,978		13.09		—	—
August 1, 2018 - August 31, 2018	121,424		18.93		—	—
September 1, 2018 - September 30, 2018	6,449		18.69		—	—
	436,572	(a)	13.61	(b)	—	—

(a)	Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.

(b)	The average price paid reflects the average market value of shares withheld for tax purposes.

Item 6. Exhibits.

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

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

3.7	Amended and Restated By-Laws of 3D Systems Corporation. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on March 15, 2018.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 30, 2018.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 30, 2018.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 30, 2018.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 30, 2018.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: October 30, 2018