Form 10-K
period 2018-12-31
3D SYSTEMS CORP
filed 2019-02-28
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to____________

Commission File No. 001-34220
__________________________

3D SYSTEMS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)
___________________________________________

DELAWARE	95-4431352
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
333 THREE D SYSTEMS CIRCLE ROCK HILL, SOUTH CAROLINA	29730
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): (803) 326-3900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
_______________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2018 was $1,466,778,357. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of the registrant were “held by affiliates.” This assumption is not to be deemed an admission by these persons that they are affiliates of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Shares of Common Stock, par value $0.001, outstanding as of February 15, 2019 was 114,340,207.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

3D SYSTEMS CORPORATION
Annual Report on Form 10‑K for the
Year Ended December 31, 2018

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

PART I
Item 1. Business

General

3D Systems Corporation (“3D Systems” or the “Company” or “we” or “us”) is a holding company incorporated in Delaware in 1993 that markets our products and services through subsidiaries in North America and South America (collectively referred to as “Americas”), Europe and the Middle East (collectively referred to as “EMEA”) and the Asia Pacific region (“APAC”). We provide comprehensive 3D printing solutions, including 3D printers for plastics and metals, materials, software, on demand manufacturing services and digital design tools. Our solutions support advanced applications in a wide range of industries and verticals, including healthcare, aerospace, automotive and durable goods.

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

Our precision healthcare capabilities include simulation; Virtual Surgical Planning (“VSP™”); and printing of medical and dental devices, anatomical models, and surgical guides and instruments. We have over 30 years of experience and expertise which have proven vital to our development of end-to-end solutions that enable customers to optimize product designs, transform workflows, bring innovative products to market and drive new business models.

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

Figure 4™, a light-based SLA platform, also sometimes referred to as digital light processing ("DLP"), is an ultra-fast additive manufacturing technology with a discrete module design. This design allows a range of products and configurations to meet customer needs from a stand-alone product to modular products to fully-automated solutions. Figure 4 is capable of manufacturing parts in hybrid materials (multi-mode polymerization) that offer toughness, durability, biocompatibility, high temperature deflection and elastomeric properties. Figure 4 is also the first additive manufacturing product which can achieve six sigma repeatability. These capabilities enable new end-use applications in healthcare, dental, durable goods, automotive, aerospace and other verticals.

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

MJP Printers

Our MJP 3D printers utilize jetting head technology to deliver precise, tough parts with exceptional resolution in plastic, wax, elastomeric and engineered materials that we sell under the VisiJet® brand name. Our MJP printers offer the capability to print in real wax as well as rigid and flexible plastics and multiple materials in one build, making them ideal for mechanical functional testing, rapid tooling, jigs and fixtures, casting and foundry patterns and medical models.

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

Software and Related Products

We provide digital design tools, including software, scanners and haptic devices. We offer solutions for product design, mold and die design, 3D scan-to-print, reverse engineering, production machining, metrology and inspection. These products are designed to enable a seamless workflow for customers, and are marketed under our Geomagic®, Cimatron® and GibbsCAM® brand names. We also offer 3D Sprint and 3DXpert, proprietary software to prepare and optimize CAD data and manage the additive manufacturing processes. These software products provide automated support building and placement, build platform management and print queue management capabilities.

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

Services

Maintenance and Training Services

We provide a variety of customer services, local application support and field support on a worldwide basis for our products, including installation of new printers at customers’ sites, maintenance agreements, periodic hardware upgrades and software updates. We also provide services to assist our customers and partners in developing new applications for our technologies, to facilitate the use of our technology for specific applications, to train customers on the use of our printers and to maintain our printers at customers’ sites.

We provide these services, spare parts and field support either directly or through a network of reseller partners. We employ customer-support sales engineers to support our worldwide customer base, and we are continuing to strengthen and enhance our partner network and service offerings.

Our 3D printers are sold with a warranty period ranging from 90 days to one year. After the warranty period, we generally offer service contracts that enable our customers to continue service and maintenance coverage. These service contracts are offered with various levels of support and options, and are priced accordingly. Our service engineers provide regularly scheduled preventive maintenance visits to customer sites, we provide training to our partners to enable them to perform these services, and we are adding remote monitoring and maintenance capabilities through our 3DConnect software.

From time to time, we also offer upgrade kits for certain of our printers that enable our existing customers to take advantage of new or enhanced printer capabilities. In some cases, we have discontinued upgrade support and maintenance agreements for certain of our older legacy printers.

On Demand Solutions

We provide on demand manufacturing services through facilities worldwide in the Americas, EMEA and APAC. We provide a broad range of prototyping, production and finishing capabilities for precision plastic and metal parts and tooling with a wide range of additive and traditional manufacturing processes.

In addition to the sales of parts to customers, we, and our partners, utilize our on demand services as a sales and lead generation tool. Third party preferred service providers also use our on demand manufacturing service as their comprehensive order-fulfillment center, and customers can use our facilities as fulfillment centers in disaster recovery plans. We also provide professional 3D scanning, printing and parts production related to the entertainment industry through our Gentle Giant™ brand.

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

Marketing and Customers

Our sales and marketing strategy focuses on an integrated approach that is directed at providing comprehensive solutions designed to meet customer needs. We use a full range of marketing and lead generation tools to promote our products and services on a worldwide basis. Our marketing department supports our global sales organization and distribution channels by providing marketing materials, targeted marketing campaigns, sales leads and demand generation activities.

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

Additionally, our application engineers provide pre-sales and post-sales support, assist customers with leveraging our latest solutions and production techniques and help identify new applications and sales opportunities. Our on demand manufacturing service also expands our customer relationships and enables lead generation for future sales.

Our customers include major companies as well as small and midsize businesses in a broad range of industries, including medical, dental, automotive, aerospace, durable goods, government, defense, technology, jewelry, electronics, education, consumer goods, energy and others. For the year ended December 31, 2018, one customer accounted for approximately 13% of our consolidated revenue. We expect to maintain our relationship with this customer. No single customer accounted for more than 10% of our consolidated revenue for the years ended December 31, 2017 or 2016.

Production and Supplies

At our Rock Hill, South Carolina location, we assemble MJP, SLS, CJP and certain models of our SLA 3D printers, as well as other equipment related to these printers. We assemble certain models of our DMP printers in our Leuven, Belgium and Riom, France facilities. We produce our Simbionix branded 3D simulators in Airport City, Israel.

We outsource certain SLA and DMP printer assembly and refurbishment activities to selected design, engineering and manufacturing companies in the U.S., Belgium and Taiwan. We purchase finished printers from these suppliers pursuant to forecasts and customer orders that we supply to them. These suppliers also carry out quality control procedures on our printers prior to their shipment to customers. As part of these activities, these suppliers have responsibility for procuring the components and sub-assemblies either from us or third-party suppliers. While the outsourced suppliers of our printers have responsibility for the supply chain and inventory of components for the printers they assemble, the components, parts and sub-assemblies that are used in our printers are generally available from several potential suppliers.

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

Intellectual Property

We regard our technology platforms and materials as proprietary and seek to protect them through copyrights, patents, trademarks and trade secrets. At December 31, 2018 and 2017 we held 1,250 and 1,171 patents worldwide, respectively. At December 31, 2018 and 2017, we had 295 and 271 pending patent applications worldwide, respectively. The principal issued patents covering aspects of our various technologies will expire at varying times through the year 2027.

In addition, we are a party to various licenses that have had the effect of broadening the range of the patents, patent applications and other intellectual property available to us.

We have also entered into licensing or cross-licensing arrangements with various companies in the U.S. and other countries that enable those companies to utilize our technologies in their products or that enable us to use their technologies in our products. Under certain of these licenses, we are entitled to receive, or we are obligated to pay, royalties for the sale of licensed products in the U.S. or in other countries. The amount of such royalties was not material to our results of operations or financial position for the three-year period ended December 31, 2018.

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

Employees

At December 31, 2018, we had 2,620 full-time and part-time employees, compared to 2,666 at December 31, 2017. None of our U.S. employees are covered by collective bargaining agreements, however, some of our employees outside the U.S. are subject to local statutory employment and labor arrangements. We have not experienced any material work stoppages and believe that our relations with our employees are satisfactory.

Available Information

Our website address is www.3DSystems.com. The information contained on our website is neither a part of, nor incorporated by reference into, this Form 10-K or any other document that we file with or furnish to the Securities and Exchange Commission (“SEC”). We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and other documents that we file with the SEC, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

Many of our corporate governance materials, including our Code of Conduct, Code of Ethics for Senior Financial Executives and Directors, Corporate Governance Guidelines, current charters of each of the standing committees of the Board of Directors and our corporate charter documents and by-laws are available on our website.

Executive Officers

The information appearing in the table below sets forth the position or positions held by each of our executive officers and his age as of February 28, 2019. All of our executive officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our executive officers or directors.
໿

Name and Current Position	Age as of February 28, 2019
Vyomesh I. Joshi
President and Chief Executive Officer	64
Charles W. Hull
Executive Vice President and Chief Technology Officer	79
Andrew M. Johnson
Executive Vice President, Chief Legal Officer and Secretary	44
Herbert Koeck
Executive Vice President, Global Go To Market	58
Kevin P. McAlea
Executive Vice President and General Manager, Metals and Healthcare	60
John N. McMullen
Executive Vice President, Chief Financial Officer	60
Philip C. Schultz
Executive Vice President, Operations	56

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

Mr. Koeck currently serves as Executive Vice President, Global Go To Market. He joined the Company in September 2016 as General Manager for 3D Systems Europe, Middle East, Africa and India. Mr. Koeck worked at HP from 1987 to 2016, where he served as Managing Director Hewlett-Packard Europe/Middle East and Africa and Senior Vice President for HP’s combined Printing and PC business in the same region from 2013 to 2016.

Dr. McAlea currently serves as Executive Vice President and General Manager, Metals & Healthcare. Dr. McAlea joined the Company in 2001 and has served in various executive positions since that time.

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

Mr. Schultz has served as Executive Vice President, Operations, since December 2018. He served as Senior Vice President, On Demand Solutions from September 2016 to December 2018. From 2014 to 2016, Mr. Schultz served as the Business Administrator for a non-profit, Grace Lutheran Church and Christian School.  Previously, he served as Senior Vice President and General Manager of FoxConn from 2009 to 2014.  Prior to that, Mr. Schultz held multiple roles at HP during a 25-year career.

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

We intend to follow a strategy of continuing product development to enhance our position to the extent practicable. We cannot assure you that we will be able to maintain our current position in the field or continue to compete successfully against current and future sources of competition. If we do not keep pace with technological change and introduce new products, we may lose revenue and demand for our products. We also incur significant costs associated with the investment in our product development activities in furtherance of our strategy that may not result in increased revenue or demand for our products and that could negatively affect our operating results.

We believe that our future success depends on our ability to deliver products and services that meet changing technology and customer needs.

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

The lack of additional capital resulting from any inability to generate cash flow from operations or to raise equity or debt financing could force us to substantially curtail or cease operations and would, therefore, have an adverse effect on our business and financial condition. Furthermore, we cannot assure you that any necessary funds, if available, would be available on attractive terms or that they would not have a significantly dilutive effect on our existing stockholders. If our financial condition were to worsen and we become unable to attract additional equity or debt financing or enter into other strategic transactions, we would not be able to execute our growth strategy and we could become insolvent or be forced to declare bankruptcy.

Our business could be adversely impacted in the event of a failure of our information technology infrastructure or adversely impacted by a successful cyber-attack.

We have experienced cyber security threats, threats to our information technology infrastructure and unauthorized attempts to gain access to our sensitive information. Prior cyber-attacks directed at us have not had a material impact on our business or financial results; however, this may not continue to be the case in the future. Cyber security assessment analyses undertaken by us have identified and prioritized steps to enhance our cyber security safeguards. We have implemented additional security measures and processes in the last year which enhance our ability to detect and respond to a cyber-attack. We have increased our cyber breach insurance and implemented company-wide cyber security awareness training. Despite the implementation of these new safeguards, there can be no assurance that we will adequately protect our information or that we will not experience any future successful attacks. The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target us because of the products and services we provide. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.

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

We disclosed potential violations of U.S. export controls laws to BIS and DDTC, and the Company is reviewing its export control, trade sanctions, and government contracting compliance risks and potential violations.

In October 2017, we received an administrative subpoena from BIS requesting the production of records in connection with possible violations of U.S. export control laws, including with regard to our Quickparts.com, Inc. subsidiary. In addition, while collecting information responsive to the above-referenced subpoena, we identified potential violations of ITAR administered by DDTC and potential violations of the Export Administration Regulations administered by BIS. On June 8, 2018 and thereafter, we submitted voluntary disclosures to BIS and DDTC identifying numerous potentially unauthorized exports of technical data, which supplemented an initial notice of voluntary disclosure that we submitted to DDTC in February 2018. We are conducting an internal review of our export control, trade sanctions, and government contracting compliance risks and potential violations; implementing associated compliance enhancements; and cooperating with DDTC and BIS, as well as the U.S. Departments of Justice, Defense and Homeland Security. Although we cannot predict the ultimate resolution of these matters, we have incurred and expect to continue to incur significant legal costs and other expenses in connection with responding to the U.S. government agencies.

Throughout 2018, we implemented new compliance procedures to identify and prevent potential violations of export controls laws, trade sanctions, and government contracting laws and regulations. As a result of these compliance enhancements, we identified additional potential violations of ITAR, and submitted related voluntary disclosures to DDTC. As we continue to implement additional compliance enhancements throughout 2019, we may discover additional potential violations of export controls laws, trade sanctions, and/or government contracting laws in the future. If we identify any additional potential violations, we will submit voluntary disclosures to the relevant agencies and cooperate with such agencies on any related investigations.

If the U.S. government finds that we have violated one or more export controls laws, trade sanctions, or government contracting laws, we could be subject to various civil or criminal penalties. By statute, these penalties can include but are not limited to fines, which by statute may be significant, denial of export privileges, and suspension or debarment from participation in U.S. government contracts. We may also be subject to contract claims based upon such violations. Any assessment of penalties or other liabilities incurred in connection with these matters could harm our reputation and customer relationships, create negative investor sentiment, and affect our share value. In connection with any resolution, we may also be required to undertake additional remedial compliance measures and program monitoring. We cannot at this time predict when the U.S. government agencies will conclude their investigations or determine an estimated cost, if any, or range of costs, for any penalties, fines or other liabilities to third parties that may be incurred in connection with these matters.

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

Our quarterly sales often have reflected a pattern in which a disproportionate percentage of each quarter’s total sales occurs towards the end of the quarter, in particar for sales of hardware. This uneven sales pattern makes predicting net revenue, earnings, cash flow from operations and working capital for each financial period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in each quarter and such orders may be cancelled. Depending on when they occur in a quarter, developments such as an information systems failure, component pricing movements, component shortages or global logistics disruptions could adversely impact our inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.

The variety of products that we sell could cause significant quarterly fluctuations in our gross profit margins, and those fluctuations in margins could cause fluctuations in operating income or loss and net income or loss.

We continuously work to expand and improve our products, materials and services offerings, geographic areas in which we operate and the distribution channels we use to reach various target product applications and customers. This variety of products, applications, channels and regions involves a range of gross profit margins that can cause substantial quarterly fluctuations in gross profit and gross profit margins depending upon the mix of product shipments from quarter to quarter. Additionally, the introduction of new products or services may further heighten quarterly fluctuations in gross profit and gross profit margins due to manufacturing ramp-up and start-up costs. We may experience significant quarterly fluctuations in gross profit margins or operating income or loss due to the impact of the mix of products, channels or geographic areas in which we sell our products from period to period.

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

We have engaged selected design and manufacturing companies to assemble certain of our printers. In carrying out these outsourcing activities, we face a number of risks, including, among others, the following:

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

•	The risk of insolvency of suppliers, as well as the risks that we face, as discussed above, in dealing with a limited number of suppliers.

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

While we intend to continue to provide competitive compensation packages to attract and retain key personnel and engage in regular succession planning for these positions, some of our competitors for these employees have greater resources and more experience, making it difficult for us to compete successfully for key personnel. If we cannot attract and retain sufficiently qualified technical employees for our research and development and manufacturing operations, we may be unable to develop and commercialize new products or new applications for existing products. Furthermore, possible shortages of key personnel, including engineers, in the regions surrounding our facilities could require us to pay more to hire and retain key personnel, thereby increasing our costs.

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

We are subject to global economic, political and social conditions that may cause customers to delay or reduce technology purchases due to economic downturns, difficulties in the financial services sector and credit markets, geopolitical uncertainties, tariffs and other macroeconomic factors affecting spending behavior. We face risks that may arise from financial difficulties experienced by our suppliers, resellers or customers, including, among others, the following:

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

We are a U.S. based, multinational company subject to taxation in multiple U.S. and foreign tax jurisdictions. Our future effective tax rates could be adversely affected by changes in statutory tax rates or interpretation of tax rules and regulations in jurisdictions in which we do business, changes in the amount of revenue or earnings in the countries with varying statutory tax rates, or by changes in the valuation of deferred tax assets and liabilities. The U.S. Tax Cuts and Jobs Act (“Tax Act”) is one such example of recent legislation that impacts the effective tax rate and tax posture of the Company. For additional details see Note 20 to the Consolidated Financial Statements.

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

We have made, and may make in the future, strategic acquisitions and divestitures that may involve significant risks and uncertainties.  We may not realize the anticipated benefits of past or future acquisitions and integration of these acquisitions may disrupt our business and divert management attention. Likewise, our potential future divestitures may be unsuccessful and negatively impact our business.

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

Likewise, we have in the past, and may in the future, divest certain business operations. Divestitures involve a number of risks, including the diversion of management's attention, significant costs and expenses, goodwill and other intangible asset impairment charges, the loss of customer relationships and cash flow, and the disruption of operations in the affected business. Failure to timely complete or consummate a divestiture may negatively affect valuation of the affected business or result in restructuring charges.

In the event an unsuccessful acquisition or divestiture, our competitive position, revenues, results of operations and financial condition could be adversely affected.

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

The market price of our common stock has experienced, and may continue to experience, considerable volatility. Between January 1, 2017 and December 31, 2018, the trading price of our common stock has ranged from a low of $7.92 per share to a high of $23.70 per share. Numerous factors could have a significant effect on the price of our common stock, including those described or referred to in this “Risk Factors” section of this Form 10-K, as well as, among other things:

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

Item 1B.Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located in Rock Hill, South Carolina. As of December 31, 2018, we owned minimal facilities and we leased approximately 1.1 million square feet, primarily located in the U.S., as summarized below.

	Square Feet (in thousands)
	Americas		EMEA		APAC		TOTAL
	Leased	Owned	Leased	Owned	Leased	Owned	Leased	Owned
Primary Function Category:
Corporate headquarters	80	—	—	—	—	—	80	—
Manufacturing and warehouse	343	—	183	—	—	—	526	—
Research and development	167	—	—	—	28	—	195	—
Services	118	101	119	—	32	—	269	101
Sales, general and other administrative	—	—	12	—	—	—	12	—
Total square feet	708	101	314	—	60	—	1,082	101

Our headquarters also serves as a research and development site. Other major research and development locations include Cary, North Carolina; San Diego, California; Seoul, Korea; Tel Aviv, Israel; Valencia, California and Wilsonville, Oregon, among others. We believe our existing facilities and equipment are in good operating condition and are suitable for our business in the manner that it is currently conducted. We expect to continue to make investments in capital equipment as needed to meet anticipated demand for our products. See “Item 1. Business – Production and Supplies” and Notes 13 and 21 to the Consolidated Financial Statements for further discussion of our facilities.

Item 3. Legal Proceedings

Information relating to legal proceedings is included in Note 22 to the Consolidated Financial Statements in Item 8, which is incorporated by reference into this item 3.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “DDD.”

For information regarding securities authorized for issuance under our equity compensation plans, see Note 15 to the Consolidated Financial Statements contained in Item 8. We did not make any unregistered sales of equity securities in 2018.

As of February 15, 2019, our outstanding common stock was held by approximately 1,100 stockholders of record. This figure does not reflect the beneficial ownership of shares held in the nominee name.

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

The payment of dividends on our common stock may be restricted by the provisions of credit agreements or other financing documents that we may enter into or the terms of securities that we may issue from time to time.  Currently, no such agreements or documents limit our declaration of dividends or payments of dividends, other than our $200.0 million 5-year term and revolving senior secured credit facility, which limits the amount of cash dividends that we may pay in any one fiscal year to $30.0 million.

Issuance of Unregistered Securities and Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended 2018, except for unvested restricted stock awards repurchased or forfeited pursuant to our 2004 and 2015 Incentive Stock Plans. For information regarding the securities authorized for issuance under our equity compensation plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plans” under Part III, Item 12 of this Form 10-K. Also see Note 15 to the Consolidated Financial Statements.

Issuer purchases of equity securities
໿

	Total number of shares (or units) purchased		Average price paid per share (or unit)		Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2018 - January 31, 2018	12,433		9.69		—	$—
February 1, 2018 - February 28, 2018	98,456		9.11		—	—
March 1, 2018 - March 31, 2018	3,966		11.51		—	—
April 1, 2018 - April 30, 2018	29,165		11.14		—	—
May 1, 2018 - May 31, 2018	48,711		12.66		—	—
June 1, 2018 - June 30, 2018	1,990		13.60		—	—
July 1, 2018 - July 31, 2018	113,978		13.09		—	—
August 1, 2018 - August 31, 2018	121,424		18.93		—	—
September 1, 2018 - September 30, 2018	6,449		18.69		—	—
October 1, 2018 - October 31, 2018	18,100		15.80		—	—
November 1, 2018 - November 31, 2018	43,526		12.65		—	—
December 1, 2018 - December 30, 2018	63,582		12.12		—	—
Total	561,780	(a)	$13.25	(b)	—	$—

(a)	Represents shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.

(b)	The average price paid reflects the average market value of shares withheld for tax purposes.

Stock Performance Graph

The graph below shows, for the five years ended December 31, 2018, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2013 in our common stock. For purposes of the graph, cumulative total return assumes the reinvestment of all dividends. The graph compares such return with those of comparable investments assumed to have been made on the same date in (a) the NYSE Composite Index,  (b) the S&P 500 Information Technology Index (c) the S&P Mid-Cap 400 Index and (d) the S&P Small-Cap 600 Index which are published market indices with which we are sometimes compared.

Although total return for the assumed investment assumes the reinvestment of all dividends on December 31 of the year in which such dividends were paid, we paid no cash dividends on our common stock during the periods presented.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
*  Fiscal years ending December 31.
໿
໿
໿
໿

	12/13	12/14	12/15	12/16	12/17	12/18
3D Systems Corporation	$100	$35	$9	$14	$9	$11
NYSE Composite Index	100	107	103	115	137	125
S&P 500 Information Technology Index	100	120	127	145	201	201
S&P Mid-Cap 400 Index	100	110	107	130	151	134
S&P Small-Cap 600 Index (a)	100	106	104	131	149	136
(a) The Company was moved from the S&P Mid-Cap 400 Index to the S&P Small-Cap 600 Index during the reporting period ending December 31, 2018 due the Company's change in market capitalization.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below for the five years ended December 31, 2018 have been derived from our historical Consolidated Financial Statements. You should read this information together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and the notes thereto included in this Form 10-K.

	Year ended December 31,
(in thousands, except per share amounts)	2018	2017	2016	2015	2014
Consolidated Statement of (Loss) Income Data:
Consolidated Revenue:
Products	$259,124	$222,750	$238,011	$271,078	$297,781
Materials	170,091	168,846	156,839	150,740	158,859
Services	258,445	254,473	238,115	244,345	197,012
Total	687,660	646,069	632,965	666,163	653,652
Gross profit	324,394	304,839	309,751	291,809	317,434
Impairment of goodwill and other intangible assets (a)	—	—	—	537,179	—
(Loss) income from operations	(43,191)	(53,973)	(38,420)	(641,924)	26,315
Net (loss) income	(45,263)	(65,323)	(39,265)	(663,925)	11,946
Net (loss) income available to common stockholders	(45,505)	(66,191)	(38,419)	(655,492)	11,637
Net (loss) income available to common stockholders per share:
Basic and diluted	$(0.41)	$(0.59)	$(0.35)	$(5.85)	$0.11

Consolidated Balance Sheet Data:
Working capital	$233,414	$231,293	$302,545	$286,996	$432,864
Total assets	825,832	896,764	849,153	891,959	1,530,310
Current portion of debt and capitalized lease obligations	654	644	572	529	684
Long-term debt	25,000	—	—	—	—
Long-term portion of capitalized lease obligations	6,392	7,078	7,587	8,187	8,905
Total stockholders' equity	575,987	615,948	626,700	654,646	1,294,125

Other Data:
Depreciation and amortization	$59,293	$62,041	$60,535	$83,069	$55,188
Interest expense	1,188	919	1,282	2,011	1,227
Capital expenditures	40,694	30,881	16,567	22,399	22,727

(a)
During the year ended December 31, 2015, non-cash, non-tax deductible Goodwill impairment charges equal to $382,271 and $61,388 were recorded for the Americas and EMEA, respectively, resulting from the annual impairment testing. Additionally during the year ended December 31, 2015, a non-cash Intangible asset charge equal to $93,520 was recorded arising from the Company's other intangible asset impairment testing.

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

Overview and Strategy

We provide comprehensive 3D printing solutions, including 3D printers, materials, software, on demand manufacturing services and digital design tools. Our solutions support advanced applications in a wide range of industries and key verticals including healthcare, aerospace, automotive and durable goods. Our precision healthcare capabilities include simulation, Virtual Surgical Planning (“VSP™”), and printing of medical and dental devices, models, surgical guides and instruments. Our experience and expertise have proven vital to our development of an ecosystem and end-to-end digital workflow solutions which enable customers to optimize product designs, transform workflows, bring innovative products to market and drive new business models.

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

Recent Developments

Throughout 2018, we launched several next generation additive manufacturing solutions, a range of materials and new software releases. In February 2018, we introduced the NextDent 5100, a Figure 4-based 3D printer specifically designed for dental labs, which we believe is a breakthrough product for digital dentistry in terms of cost and capabilities. At the same time, we launched several new materials, bringing the total number to 30 dental-specific materials for the NextDent 5100. Additionally we launched the FabPro 1000, a low cost, high productivity DLP-based 3D printer designed for dental and jewelry production as well as high functionality and throughput, industrial prototyping. We began shipping our next generation SLS printer, the ProX SLS 6100, with six production-grade materials to deliver superior part quality with greater efficiency and lower total cost of operation versus competitors. We launched the ProJet MJP 2500 IC designed to eliminate the cost and time of tooling and storage with 3D printed wax patterns that can be used seamlessly in existing foundry casting processes. We also commercialized Figure 4 stand alone and production solutions, innovative, high-speed production solutions capable of six sigma repeatability and matching injection molding part quality.

In June 2018, we announced a strategic partnership with GF Machining Solutions ("GF"), one of the world’s leading providers of complete solutions to the precision machining industry and to manufacturers of precision components. We believe this partnership greatly enhances our metals printing distribution, scalability and automation. In September 2018, we debuted the DMP Factory 500, the first joint solution developed as part of our partnership with GF. The DMP Factory 500 is optimized for scalability, repeatable high quality parts, high throughput and low total cost of operation with the ability to print the largest part diameter available today. We also began shipping the DMP Flex 350 and DMP Factory 350, designed for volume production of critical components for industrial applications such as aerospace, healthcare, and transportation. Our DMP solutions offer durable and removable print modules, powder management modules, a broad range of metals materials and fully integrated 3DXpert software to help streamline the production of parts. All of the new products above were commercially available by December 31, 2018.

2018 Summary

Total consolidated revenue for the year ended December 31, 2018 increased by 6.4%, or $41.6 million, to $687.7 million, compared to $646.1 million for the year ended December 31, 2017. These results reflect an increase in printers, materials and services revenue, as further discussed below.

For the year ended December 31, 2018 revenue from printers increased 24.5% to $153.7 million compared to $123.4 million in the prior year.

Healthcare revenue includes sales of products, materials and services for healthcare-related applications, including simulation, training, planning, 3D printing of anatomical models, surgical guides and instruments and medical and dental devices. For the year ended December 31, 2018, healthcare revenue increased by 19.5%, to $225.5 million, and made up 32.8% of total revenue, compared to $188.7 million, or 29.2% of total revenue, for the year ended December 31, 2017. The increase in healthcare revenue is driven by growth in products, including printers, materials and services, including virtual surgical planning and contract manufacturing services.

For the year ended December 31, 2018, total software revenue, including haptics and scanners, from products and services increased 5.0% to  $96.3 million, and made up 14.0% of total revenue, compared to $91.7 million, or 14.2% of total revenue for the year ended December 31, 2017.

Gross profit for the year ended December 31, 2018 increased by 6.4%, or $19.6 million, to $324.4 million, compared to $304.8 million for the year ended December 31, 2017. Gross profit margin was 47.2% for the years ended December 31, 2018 and 2017.

Operating expenses for the year ended December 31, 2018 increased by 2.4%, or $8.8 million, to $367.6 million, compared to $358.8 million for the year ended December 31, 2017.  Selling, general and administrative expenses for the year ended December 31, 2018 increased by 3.1%, or $8.1 million, to $272.3 million, compared to  $264.2 million for the year ended December 31, 2017,  predominantly due to our investments in new product launches, go-to-market and IT infrastructure.

Research and development expenses for the year ended December 31, 2018 increased by 0.7%, or $0.7 million, to $95.3 million, compared to  $94.6 million for the year ended December 31, 2017,  predominantly due to investments related to the launch of several new products throughout 2018.

Our operating loss for the year ended December 31, 2018 was $43.2 million, compared to an operating loss of $54.0 million for the year ended December 31, 2017.

For the years ended December 31, 2018 and 2017, we generated $4.8 million and $26.1 million of cash from operations, respectively, as further discussed below. In total, our unrestricted cash balance at December 31, 2018 and 2017 was $110.0 million and $136.3 million, respectively. The lower cash balance was the result of our investments in go-to-market, IT infrastructure, new product launches, and higher legal expenses related to compliance and regulatory matters and payments related to previous litigation settlements.

Results of Operations for 2018,  2017 and 2016

Comparison of revenue by geographic region

2018 compared to 2017

The following table sets forth the change in revenue by geographic region for the years ended December 31, 2018 and 2017:

Table 1

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue – 2017	$333,776	51.7%	$220,357	34.1%	$91,936	14.2%	$646,069	100%
Change in revenue:
Volume	28,915	8.7%	18,458	8.4%	10,995	12.0%	58,368	9.0%
Price/Mix	(20,978)	(6.3)%	(8,047)	(3.7)%	4,864	5.3%	(24,161)	(3.7)%
Foreign currency translation	(948)	(0.3)%	6,694	3.0%	1,638	1.8%	7,384	1.1%
Net change	6,989	2.1%	17,105	7.7%	17,497	19.1%	41,591	6.4%
Revenue – 2018	$340,765	49.6%	$237,462	34.5%	$109,433	15.9%	$687,660	100%

Consolidated revenue increased 6.4%, predominantly driven by higher sales volume across all geographic regions, including recently commercialized new 3D printers, partially offset by an unfavorable impact of price/mix in the Americas and EMEA regions, which was driven by product mix, and the unfavorable impact of foreign currency. The increased sales volume across all geographic regions is due to higher demand from healthcare customers as well as a range of customers across other key verticals. The negative price/mix impact across the Americas and EMEA regions is driven by higher sales of lower priced printer models and mix of materials sales.

For the years ended December 31, 2018 and 2017, revenue from operations outside the U.S., including Latin America, EMEA and APAC, was 51.6% and 50.1% of total revenue, respectively.

2017 compared to 2016

The following table sets forth the change in revenue by geographic region for the years ended December 31, 2017 and 2016:

Table 2

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue – 2016	$340,885	53.9%	$193,141	30.5%	$98,939	15.6%	$632,965	100%
Change in revenue:
Volume	3,808	1.1%	25,240	13.1%	11,281	11.4%	40,329	6.4%
Price/Mix	(11,420)	(3.4)%	(2,515)	(1.3)%	(17,809)	(18.0)%	(31,744)	(5.0)%
Foreign currency translation	503	0.1%	4,491	2.3%	(475)	(0.5)%	4,519	0.7%
Net change	(7,109)	(2.2)%	27,216	14.1%	(7,003)	(7.1)%	13,104	2.1%
Revenue – 2017	$333,776	51.7%	$220,357	34.1%	$91,936	14.2%	$646,069	100%

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

2018 compared to 2017

The following table sets forth the change in revenue by class for the years ended December 31, 2018 and 2017.

Table 3
໿
໿

(Dollars in thousands)	Products		Materials		Services		Totals
Revenue – 2017	$222,750	34.5%	$168,846	26.1%	$254,473	39.4%	$646,069	100.0%
Change in revenue:
Volume	43,208	19.4	13,870	8.2	1,290	0.5	58,368	9.0
Price/Mix	(8,656)	(3.9)	(15,505)	(9.2)	—	—	(24,161)	(3.7)
Foreign currency translation	1,822	0.8	2,880	1.7	2,682	1.1	7,384	1.1
Net change	36,374	16.3	1,245	0.7	3,972	1.6	41,591	6.4
Revenue – 2018	$259,124	37.7%	$170,091	24.7%	$258,445	37.6%	$687,660	100.0%

Consolidated revenue increased 6.4%, predominantly driven by higher sales volume across all revenue categories, including the impact of new printers launched in 2018, and the favorable impact of foreign currency, partially offset by a shift in sales mix which impacted average selling price for both products and materials.

Products revenue increased due to higher demand from healthcare and a wide range of other key verticals and for products across our portfolio, including the recently commercialized new products; partially offset by changes in sales mix which impacted average selling prices, including the impact of higher sales of lower priced printers. Revenue from printers increased 24.5% to $153.7 million for the year ended December 31, 2018 compared to $123.4 million in the prior year. For the year ended December 31, 2018, software revenue included in the products category, including scanners and haptic devices, contributed $51.7 million, an increase of 8.2%, compared to $47.8 million for the year ended December 31, 2017.

The increase in materials revenue for the year ended December 31, 2018 primarily reflects demand for materials driven by healthcare and industrial customers for our core and new materials, coupled with a favorable impact from foreign currency. The unfavorable price/mix impact is primarily driven by mix of sales during the year, including the impacts of product mix, geographic sales mix and volume purchase pricing.

The increase in services revenue for the year ended December 31, 2018 was primarily driven by growth in healthcare, on demand manufacturing and software services revenue. Despite headwinds related to export compliance and changes in on demand outsourcing procedures and strategy in the second half of 2018, on demand manufacturing services revenue increased 2.2% to $107.1 million for the year ended December 31, 2018, compared to $104.7 million for the year ended December 31, 2017. For the years ended December 31, 2018 and 2017, software revenue included in the services category contributed $44.6 million and $43.9 million, respectively.

2017 compared to 2016

The following table sets forth the change in revenue by class for the years ended December 31, 2017 and 2016.

Table 4

(Dollars in thousands)	Products		Materials		Services		Totals
Revenue – 2016	$238,011	37.6%	$156,839	24.8%	$238,115	37.6%	$632,965	100%
Change in revenue:
Volume	(2,316)	(1.0)	27,501	17.5	15,144	6.4	40,329	6.4
Price/Mix	(15,979)	(6.7)	(15,765)	(10.1)	—	—	(31,744)	(5.0)
Foreign currency translation	3,034	1.3	271	0.2	1,214	0.5	4,519	0.7
Net change	(15,261)	(6.4)	12,007	7.6	16,358	6.9	13,104	2.1
Revenue – 2017	$222,750	34.5%	$168,846	26.1%	$254,473	39.4%	$646,069	100%

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

Gross profit and gross profit margins

2018 compared to 2017

The following table sets forth gross profit and gross profit margins for the years ended December 31, 2018 and 2017.

Table 5

	Year Ended December 31,
	2018		2017		Change in Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$79,928	30.8%	$52,136	23.4%	$27,792	53.3%	7.4	31.6%
Materials	119,494	70.3%	123,014	72.9%	(3,520)	(2.9)%	(2.6)	(3.6)%
Services	124,972	48.4%	129,689	51.0%	(4,717)	(3.6)%	(2.6)	(5.1)%
Total	$324,394	47.2%	$304,839	47.2%	$19,555	6.4%	—	—%

The increase in total consolidated gross profit is due to the increase in product sales, primarily higher sales of printers. In addition, the inventory adjustment discussed below had a negative impact on margins in the comparable period for the prior year.

Products gross profit margin increased, primarily due to inventory adjustments totaling $12.9 million in 2017 that were a result of a comprehensive review of our portfolio and inventory and related primarily to legacy plastics printers, refurbished and used metals printers and parts having minimal or no use over extended periods, and a small increase in gross profit margin as a result of ongoing supply chain cost reduction efforts. Gross profit margin for materials decreased, reflecting the unfavorable impact of mix driven by geographic sales mix and product mix. Gross profit margin for services decreased, driven by lower on demand manufacturing margin which was partially offset by improved margins for software and maintenance services. On demand manufacturing services gross profit margin decreased to 35.9% for the year ended December 31, 2018, compared to 43.1% for the year ended December 31, 2017 due to mix of sales and lower utilization as we invested in several facilities globally to upgrade and expand capacity while at the same time exiting certain other facilities.

2017 compared to 2016

The following table sets forth gross profit and gross profit margins for the years ended December 31, 2017 and 2016.

Table 6

	Year Ended December 31,
	2017		2016		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$52,136	23.4%	$62,998	26.5%	$(10,862)	(17.2)%	(3.1)	(11.7)%
Materials	123,014	72.9%	121,030	77.2%	1,984	1.6%	(4.3)	(5.6)%
Services	129,689	51.0%	125,723	52.8%	3,966	3.2%	(1.8)	(3.4)%
Total	$304,839	47.2%	$309,751	48.9%	$(4,912)	(1.6)%	(1.7)	(3.5)%

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

Operating expenses

2018 compared to 2017

The following table sets forth the components of operating expenses for the years ended December 31, 2018 and 2017.

Table 7

	Year Ended December 31
	2018		2017		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$272,287	39.6%	$264,185	40.9%	$8,102	3.1%
Research and development expenses	95,298	13.9%	94,627	14.6%	671	0.7%
Total operating expenses	$367,585	53.5%	$358,812	55.5%	$8,773	2.4%

Selling, general and administrative expenses increased due to additional employee related costs, in particular to support selling & marketing activities incurred in connection with the launch of new products during 2018, continued investment in IT infrastructure, and higher legal expenses; partially offset by a reduction in outside services costs.

Research and development expenses remained relatively flat as our increased investment in our workforce was offset by a reduction in outside services costs and a reduced materials spend related to products which have been brought to market during 2018.

2017 compared to 2016

The following table sets forth the components of operating expenses for the years ended December 31, 2017 and 2016.

Table 8

	Year Ended December 31,
	2017		2016		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$264,185	40.9%	$259,776	41.0%	$4,409	1.7%
Research and development expenses	94,627	14.6%	88,395	14.0%	6,232	7.1%
Total operating expenses	$358,812	55.5%	$348,171	55.0%	$10,641	3.1%

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

Income (loss) from operations

The following table sets forth income (loss) from operations by geographic region for the years ended December 31, 2018,  2017 and 2016.

Table 9

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Income (loss) from operations
Americas	$(69,081)	$(79,429)	$(64,377)
EMEA	5,283	7,483	6,016
Asia Pacific	20,607	17,973	19,941
Total	$(43,191)	$(53,973)	$(38,420)

 See  “Gross profit and gross profit margins” and “Operating expenses” above.

Interest and other expenses, net

The following table sets forth the components of interest and other expenses, net, for the years ended December 31, 2018,  2017 and 2016.

Table 10

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Interest and other expense, net:
Foreign exchange (gain) loss	$(3,011)	$908	$(94)
Interest expense, net	399	135	475
Other expense, net	2,649	2,505	1,011
Interest and other expense, net	$37	$3,548	$1,392

The decrease for the year ended December 31, 2018, as compared to the year ended December 31, 2017, is primarily due to the favorable impact of foreign currency.

The increase for the year ended December 31, 2017, as compared to the year ended December 31, 2016, is attributable to impairment charges related to certain cost method investments and an unfavorable impact of foreign currency.

See Note 2 to the Consolidated Financial Statements.

Benefit and provision for income taxes

We recorded a $2.0 million and $7.8 million provision for income taxes for the years ended December 31, 2018 and 2017, respectively. In 2016, we recorded a benefit for income taxes of $0.5 million.

In 2018, our provision reflected $5.9 million in U.S. tax benefit and $7.9 million in foreign jurisdictions tax expense. In 2017, our provision reflected $1.8 million in U.S. tax expense and $6.0 million in foreign jurisdictions tax expense. In 2016, the benefit primarily reflected a $3.3 million U.S. tax benefit and $2.8 million of tax expense in foreign jurisdictions.

During 2018 and 2017, we concluded that it is more likely than not that our deferred tax assets will not be realized in certain jurisdictions, including the U.S. and certain foreign jurisdictions; therefore, we have a valuation allowance recorded against our deferred tax assets on our consolidated balance sheets totaling $95.4 million and $80.8 million as of December 31, 2018 and 2017, respectively.

For further discussion, see Notes 2 and 20 to the Consolidated Financial Statements.

Net loss attributable to 3D Systems

2018 compared to 2017

The following table sets forth the primary components of net loss attributable to 3D Systems for the years ended December 31, 2018 and 2017.

Table 11

	Year Ended December 31,
(Dollars in thousands)	2018	2017	Change
Operating loss	$(43,191)	$(53,973)	$10,782
Less:
Interest and other expense, net	37	3,548	3,511
Provision (benefit) for income taxes	2,035	7,802	5,767
Net loss attributable to noncontrolling interests	242	868	626
Net loss attributable to 3D Systems	$(45,505)	$(66,191)	$20,686

Weighted average shares, basic and diluted	112,327	111,554
Loss per share, basic and diluted	$(0.41)	$(0.59)

The decrease for the year ended December 31, 2018 as compared to the year ended December 31, 2017 is primarily due to a decrease in loss from operations and interest and other expense. See “Gross profit and gross profit margins” and “Operating expenses” above.

2017 compared to 2016

The following table sets forth the primary components of net loss attributable to 3D Systems for the years ended December 31, 2017 and 2016.

Table 12

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

The increase for the year ended December 31, 2017 as compared to the year ended December 31, 2016, is primarily due to a decrease in gross profit, an increase in selling, general and administrative expenses due to investment in go to market and IT infrastructure, an increase in research and development expenses due to our continued investment in plastics, including our Figure 4 platform, metals, materials and software,  and the effect of income taxes; which combined to offset the increase in revenue. See “Comparison of revenue by geographic region,”  “Gross profit and gross profit margins,” and “Operating expenses” above.

Liquidity and Capital Resources

Table 13

	For the Year Ended December 31,		Change
(Dollars in thousands)	2018	2017	$	%
Cash and cash equivalents	$109,998	$136,344	$(26,346)	(19.3)%
Accounts receivable, net	126,618	129,879	(3,261)	(2.5)%
Inventories	133,161	103,903	29,258	28.2%
	369,777	370,126	(349)
Less:
Current portion of capitalized lease obligations	654	644	10	1.6%
Accounts payable	66,722	55,607	11,115	20.0%
Accrued and other liabilities	59,265	65,899	(6,634)	(10.1)%
	126,641	122,150	4,491
Operating working capital	$243,136	$247,976	$(4,840)	(2.0)%

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

Cash flow from operations, cash and cash equivalents, and other sources of liquidity such as bank credit facilities and issuing equity or debt securities, are expected to be available and sufficient to meet foreseeable cash requirements. During the fourth quarter of 2018, we drew $25 million on our revolving credit line to support working capital and general corporate purposes.

Cash held outside the U.S. at December 31, 2018 was $73.3 million, or 66.7% of total cash and equivalents, compared to $88.9 million, or 65.2% of total cash and equivalents at December 31, 2017. Cash held outside the U.S. is used in our foreign operations for working capital purposes and is considered to be permanently invested. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash flow”,  “Credit facilities” and “Capitalized lease obligations” below.

We acquired one business, Vertex, in 2017 for consideration of approximately $37.6 million, net of cash assumed, related to expanding our healthcare solutions portfolio, particularly within the dental vertical. Consideration consisted of approximately $34.3 in cash, net of cash assumed, and approximately $3.2 million in shares of the Company’s common stock.

Days sales outstanding was 69 days at December 31, 2018 compared to 73 days at December 31, 2017, while accounts receivable more than 90 days past due decreased to 8.9% of gross receivables at December 31, 2018, from 9.1% at December 31, 2017. We review specific receivables periodically to determine the appropriate reserve for accounts receivable.

The majority of our inventory consists of finished goods, including products, materials and service parts. Inventory also consists of raw materials for certain printers and service products.

The changes that make up the other components of working capital not discussed above resulted from the ordinary course of business. Differences between the amounts of working capital item changes in the cash flow statement and the balance sheet changes for the corresponding items are primarily the result of foreign currency translation adjustments.

Cash Flow

The following tables set forth components of cash flow for the years ended December 31, 2018,  2017 and 2016.

Table 14

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Net cash provided by operating activities	$4,796	$26,127	$57,483
Net cash used in investing activities	(41,827)	(70,659)	(21,882)
Net cash provided by (used in) financing activities	14,264	(9,188)	(3,926)
Effect of exchange rate changes on cash and cash equivalents	(3,145)	5,303	(2,369)
Net (decrease) increase in cash and cash equivalents	$(25,912)	$(48,417)	$29,306

Cash flow from operations

Table 15

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Net loss	$(45,263)	$(65,323)	$(39,265)
Non-cash charges	89,378	100,095	107,952
Changes in working capital and all other operating assets	(39,319)	(8,645)	(11,204)
Net cash provided by operating activities	$4,796	$26,127	$57,483

Cash provided by operating activities for 2018, 2017 and 2016 was $4.8 million, $26.1 million and $57.5 million, respectively. Excluding non-cash charges, net income provided cash of $44.1 million in 2018, $34.8 million in 2017 and $68.7 million in 2016. Non-cash charges generally consist of depreciation, amortization, stock-based compensation and inventory adjustments.

Working capital requirements used cash of $39.3 million in 2018, $8.6 million in 2017 and $11.2 million in 2016. Spend on inventory was the primary driver of the working capital outflows in all years and it was partially offset by other working capital items.

Cash flow from investing activities

Table 16

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash paid for acquisitions, net of cash assumed	$—	$(34,291)	$—
Purchases of property and equipment	(40,694)	(30,881)	(16,567)
Additions to license and patent costs	(970)	(1,159)	(1,132)
Purchase of noncontrolling interest	—	(2,250)	(3,533)
Proceeds from disposition of property and equipment	333	273	350
Other investing activities	(496)	(2,351)	(1,000)
Net cash used in investing activities	$(41,827)	$(70,659)	$(21,882)

Cash used by investing activities was $41.8 million in 2018, $70.7 million in 2017 and $21.9 million in 2016. The primary outflows of cash were acquisitions and capital expenditures.

Growth in capital expenditures is driven by our continued investment in our facilities for new product development efforts, including our Customer Innovation Centers, on demand facilities and IT infrastructure.

Acquisitions

As noted above, we acquired Vertex in 2017.

We made no acquisitions during the years ended December 31, 2018 and 2016.

Cash flow from financing activities

Table 17

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Proceeds from borrowings	$25,000	$—	$—
Payments related to net-share settlement of stock-based compensation	(7,367)	(5,545)	(2,871)
Payments on earnout consideration	(2,675)	(3,206)	—
Repayment of capital lease obligations	(694)	(437)	(1,055)
Net cash provided by (used in) financing activities	$14,264	$(9,188)	$(3,926)

Cash provided by (used in) financing activities was $14.3 million in 2018, $(9.2) million in 2017 and $(3.9) million in 2016. The primary source of cash was a $25.0 million draw on our revolving credit line in the fourth quarter of 2018, offset by outflows of cash related to the settlement of stock-based compensation and payments on earnout provisions during the years ended 2018 and 2017. The primary outflows of cash in 2016 relate to the settlement of stock-based compensation and repayment of capital lease obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose,” or similar unconsolidated entities for liquidity or financing purposes.

Contractual Obligations and Commercial Commitments

The table below summarizes our contractual obligations as of December 31, 2018.

Table 18

	Years Ending December 31,
(Dollars in thousands)	2019	2020-2021	2022-2023	Later Years	Total
Capitalized lease obligations	$1,099	$1,747	$1,504	$5,990	$10,340
Debt obligations	25,000	—	—	—	25,000
Non-cancelable operating leases (a)	15,123	16,150	10,942	7,707	49,922
Purchase commitments (b)	54,972	—	—	—	54,972
Total	$96,194	$17,897	$12,446	$13,697	$140,234

(a)	We lease certain facilities under non-cancelable operating leases expiring through 2027. The leases are generally on a net-rent basis, under which we pay taxes, maintenance and insurance.

(b)
Includes amounts committed under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. For further discussion, see Note 22 to the Consolidated Financial Statements.

Other Contractual Commitments

Credit facilities

In October 2014, we entered into a $150.0 million 5-year revolving, unsecured credit facility (the "Prior Credit Agreement"). As of December 31, 2018 there was $25.0 million outstanding balance under the Prior Credit Agreement and no outstanding balance as of December 31, 2017. The Prior Credit Agreement contained customary covenants, some of which required the Company to maintain certain financial ratios that determined the amounts available and terms of borrowings and events of default. The Company was in compliance with all covenants at both December 31, 2018 and December 31, 2017. The Prior Credit Agreement was terminated on February 27, 2019. See Note 12 to the Consolidated Financial Statements.

On February 27, 2019, we entered into a 5-year $100.0 million senior secured term loan facility (the “Term Facility”) and a 5-year $100.0 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facility”), which replaced the Prior Credit Agreement. Borrowings under the Senior Credit Facility were used to refinance the existing indebtedness under the Prior Credit Agreement and will be used to support working capital and for general corporate purposes. For further discussion of the Senior Credit Facility, see Item 9B and Note 12 to the Consolidated Financial Statements.

Redeemable noncontrolling interests

The minority interest shareholders of a certain subsidiary have the right to require us to acquire either a portion of or all ownership interest under certain circumstances pursuant to a contractual arrangement, and we have a similar call option under the same contractual terms. The amount of consideration under the put and call rights is not a fixed amount, but rather is dependent upon various valuation formulas and on future events, such as revenue and gross margin performance of the subsidiary through the date of exercise, as described in Note 22 to the Consolidated Financial Statements. Management estimates, assuming that the subsidiary owned by us at December 31, 2018 performs at its forecasted earnings levels, that these rights, if exercised, could require us to pay an amount of approximately $8.9 million to the owners of such put rights. This amount has been recorded as redeemable noncontrolling interests on the balance sheet at December 31, 2018 and 2017 and would be payable in 2019, if exercised.

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

Financial Instruments

We conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. The Company had $75.3 million and $39.6 million in notional foreign exchange contracts outstanding as of December 31, 2018 and 2017, respectively. The fair value of these contracts was not material.

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

See Note 11 to the Consolidated Financial Statements.

Critical Accounting Policies and Significant Estimates

We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, expenses, gains and losses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.
Please see Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

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

In some circumstances, the Company has more than one SSP for individual products and services due to the stratification of those products and services by customers, geographic region or other factors. In these instances, the Company may use information such as the size of the customer and geographic region in determining the SSP.

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

See Notes 2 and 4, "Revenue" to the Consolidated Financial Statements.

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

Income taxes

We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes and the effective tax rate in the period in which such determination is made.

The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate as well as the related net interest and penalties. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Services ("IRS") and other tax authorities which may assert assessments against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of our provision for income taxes.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method.

The inventory reserve is a critical estimate as there is rapid technological change in our industry impacting the market for our products and there is significant judgment in estimating the amount of spare parts to keep on hand to service previously sold printers for periods of up 10 or more years.

See Note 5 to the Consolidated Financial Statements.

Goodwill

We review long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We assess the recoverability of the carrying value of assets held for use based on a review of undiscounted projected cash flows. Impairment losses, where identified, are measured as the excess of the carrying value of the long-lived asset over its estimated fair value as determined by discounted projected cash flows.

Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. We review goodwill for impairment annually or when circumstances indicate that the likelihood of an impairment is greater than 50%. Such circumstances include a significant adverse change in the business climate for one of our reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit. The test for goodwill impairment is a two-step process to first identify potential goodwill impairment for each reporting unit by comparing the fair value of each of our reporting units to its respective carrying value and then, if necessary, measure the amount of the impairment loss. The process requires a significant level of estimation and use of judgment by management, particularly the estimate of the fair value of our reporting units. Our reporting units are consistent with our operating segments in Note 21 to the Consolidated Financial Statements in Item 8.

We estimate the fair value of our reporting units based primarily on the discounted projected cash flows of the underlying operations, which requires us to make assumptions about estimated cash flows, including profit margins, long-term forecasts, discount rates and terminal growth rates. We developed these assumptions based on the market and geographic risks unique to each reporting unit.

We conducted our annual impairment testing for the years ended December 31, 2018, 2017 and 2016 in the fourth quarters.  There was no goodwill impairment for the years ended December 31, 2018, 2017 and 2016.

Contingencies

We record an estimated loss from a contingency when information indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies requires us to use our judgment and the ultimate resolution of our exposure related to these matters may change as further facts and circumstances become known.

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

Interest rates

Our earnings exposure related to movements in interest rates is primarily derived from variable interest rate borrowings. At December 31, 2018, we had $25.0 million outstanding debt subject to an interest rate of 3.56%. A hypothetical interest rate change of 10% would not have a material impact on annualized interest expense.

Foreign exchange rates

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. In 2018, approximately 51.6% of our net sales and a significant portion of our costs and were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the euro, Japanese yen, British pound, Korean won or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. There is normally a time lag between our sales and collection of the related sales proceeds, exposing us to additional currency exchange rate risk.

When practicable, we endeavor to match assets and liabilities in the same currency on our U.S. balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions

At December 31, 2018, a hypothetical change of 10% in foreign currency exchange rates would cause a change in revenue of approximately $29.9 million, assuming all other variables remained constant.

We enter into foreign currency forward contracts to minimize the effect of fluctuating foreign currencies. At December 31, 2018, we had notional forward exchange contracts outstanding of $75.3 million. We believe these foreign currency forward contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Commodity prices

We are exposed to price volatility related to raw materials and energy products in conjunction with our printer assembly and print materials blending processes. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. At December 31, 2018, a hypothetical 10% change in commodity prices for raw materials would cause a change to cost of sales of approximately $3.4 million.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e), as of December 31, 2018.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2018 that our disclosure controls and procedures were effective.

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.  Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2018, such internal control was effective at the reasonable assurance level described above.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B. Other Information

Senior Credit Facility

On February 27, 2019, the Company, as borrower, and certain of its subsidiaries, as guarantors (“Guarantors”), entered into the Senior Credit Facility with HSBC Bank USA, National Association, as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and the other lenders party thereto (the “Lenders”). The Senior Credit Facility is comprised of (i) the 5-year $100.0 million senior secured Term Facility and (ii) the 5-year $100.0 million senior secured Revolving Facility. Borrowings under the Senior Credit Facility were used to refinance the existing indebtedness under the Prior Credit Agreement and will be used to support working capital and for general corporate purposes. Subject to certain terms and conditions contained in the Revolving

Facility, the Company has the right to request up to four increases to the amount of the Revolving Facility in an aggregate amount not to exceed $100.0 million.

Pursuant to the Senior Credit Facility, the Guarantors guarantee, among other things, all of the obligations of the Company and each other Guarantor under the Senior Credit Facility. From time to time, the Company may be required to cause additional domestic subsidiaries to become guarantors under the Senior Credit Facility.

Generally, amounts outstanding under the Senior Credit Facility bear interest, at the Company’s option, at either the Base Rate or the LIBOR Rate (as each is defined in the Senior Credit Facility), in each case, plus an applicable margin. Base Rate advances bear interest at a rate per annum equal to the sum of (i) the highest of (A) the Administrative Agent’s prime rate, (B) the Federal Funds Effective Rate (as defined in the Senior Credit Facility) plus 0.5% or (C) the LIBOR Rate for a Loan under the LIBOR Rate Option (as defined in the Senior Credit Facility) with a one-month interest period commencing on such day plus 1.0% and (d) 0%, and (ii) an applicable margin that ranges from 0.75% to 1.50% based upon the Company’s consolidated total leverage ratio. LIBOR Rate advances bear interest at a rate based upon the London interbank offered rate for the applicable interest period, plus an applicable margin that ranges from 1.75% to 2.50% based upon the Company’s consolidated total leverage ratio. Under the terms of the Senior Credit Facility, (i) accrued interest on each loan bearing interest at the Base Rate is payable quarterly in arrears and (ii) accrued interest on each loan bearing interest at the LIBOR Rate is payable in arrears on the last day of each applicable interest payment date for each loan. The Company is required to make quarterly amortization payments on the Term Facility in accordance with the Senior Credit Facility. The Senior Credit Facility is scheduled to mature on February 26, 2024, at which time all amounts outstanding thereunder will be due and payable. However, the maturity date of the Revolving Facility may be extended at the election of the Company with the consent of the Lenders subject to the terms set forth in the Senior Credit Facility.

The Company is required to pay certain fees in connection with the Senior Credit Facility, including a quarterly commitment fee equal to the product of the amount of the average daily available commitments under the Senior Credit Facility multiplied by a percentage that ranges from 0.30% to 0.45% depending upon the Company’s consolidated total leverage ratio, quarterly standby letter of credit and trade letter of credit fees equal to the product of the average daily amount available to be drawn under each letter of credit multiplied by a percentage that ranges from 1.75% to 2.50% depending on the Company’s consolidated total leverage ratio, as well as customary and letter of credit administrative fees.

The Senior Credit Facility contains customary representations, warranties, covenants, and default provisions for a credit facility of this type, including financial covenants, limitations on liens, the incurrence of debt and distributions, covenants to preserve corporate existence and comply with laws, and covenants regarding the use of proceeds of the Senior Credit Facility. The financial covenants include (i) a maximum consolidated total leverage ratio, which is the ratio of consolidated total funded indebtedness to Consolidated EBITDA (as defined in the Senior Credit Facility) of (A) 3.50 to 1.00 for the fiscal quarter ending March 31, 2019 through and including the fiscal quarter ending December 31, 2020, (B) 3.25 to 1.00 for the fiscal quarter ending March 31, 2021 through and including the fiscal quarter ending December 31, 2021, and (C) 3.00 to 1.00 for each fiscal quarter thereafter, and (ii) if at any time there are loans outstanding during any fiscal quarter, a minimum interest coverage ratio, which is the ratio of Consolidated EBITDA to cash interest expense, of 3.50 to 1.0 for such quarter. The occurrence of an event of default under the Senior Credit Facility could result in all loans and other obligations becoming immediately due and payable and the Senior Credit Facility being terminated.

The Company and its affiliates regularly engage the Lenders to provide other banking services. All of these engagements are negotiated at arm’s length.

The foregoing description of the Senior Credit Facility does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Senior Credit Facility attached hereto as Exhibit 10.10, which is incorporated herein by reference.

Security Agreement

On February 27, 2019, in connection with entering into the Senior Credit Facility, the Company and the Guarantors entered into a Security Agreement (the “Security Agreement”), pursuant to which the Company and the Guarantors granted a first priority security interest on substantially all of the assets of the Company and Guarantors, including the equity of their respective domestic subsidiaries and 65% of the equity of their first-tier foreign subsidiaries as security for indebtedness and obligations of the Company and the Guarantors under the Senior Credit Facility.

The foregoing description of the Security Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Security Agreement attached hereto as Exhibit 10.11, which is incorporated herein by reference.

Termination of Prior Credit Agreement

Concurrently with the Company’s entry into the Senior Credit Facility, the Prior Credit Agreement was terminated.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in response to this Item will be set forth in our Proxy Statement for our 2019 Annual Meeting of Stockholders (“Proxy Statement”) under the captions “Proposal One - Election of Directors,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters—Code of Conduct and Code of Ethics,” “Corporate Governance Matters—Corporate Governance and Nominating Committee,” and “Corporate Governance Matters—Audit Committee.”

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

Equity Compensation Plans

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2018. For a description of these plans, please see Note 15 to the Consolidated Financial Statements.

	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (a)	Number of securities remaining available for future issuance under equity compensation plans (b)
Equity compensation plans approved by stockholders:
Stock options	1,780	$14.10
Restricted stock units	1,340
Total	3,120		4,878

(a)	The weighted-average exercise price is only applicable to stock options.

(b)
The number of securities remaining available for future issuance for stock options, restricted stock units, and stock awards for non-employee directors is approved in total and not individually with respect to these items.

໿
Item 13. Certain Relationships and Related Transactions and Director Independence

The information required in response to this Item will be set forth in our Proxy Statement under the captions “Corporate Governance Matters—Director Independence” and “Corporate Governance Matters – Related Party Transaction Policies and Procedures.”

Item 14. Principal Accounting Fees and Services

The information in response to this Item will be set forth in our Proxy Statement under the caption “Proposal Three - Fees of Independent Registered Public Accounting Firm.”

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

3.7	Amended and Restated By‑Laws. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8‑K, filed on March 15, 2018.)

4.1*	Amended and Restated 2004 Incentive Stock Plan of 3D Systems Corporation (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed February 5, 2015.)

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

4.9	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 (Registration No. 333-182065), filed on June 12, 2012.)

4.10*
Appendix A to the Amended and Restated 2004 Incentive Stock Plan of 3D Systems Corporation effective March 11, 2015. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 6, 2015.)

4.11*
Amended and Restated 2015 Incentive Plan of 3D Systems Corporation effective May 16, 2017 (Incorporated by reference to Exhibit 4.14 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-219222), filed on July 11, 2017.)

4.12*
Appendix A to the 2015 Incentive Plan of 3D Systems Corporation effective May 19, 2015. (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 6, 2015.)

4.13*	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-204305), filed on May 19, 2015.)

4.14*	Form of Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-204305), filed on May 19, 2015.)

4.15*	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016.)

4.16*
Form of Restricted Stock Award Agreement with Share Price Vesting Conditions (Incorporated by reference to Exhibit 4.17 to Registrant’s Annual Report on Form 10 K for the year ended December 31, 2016, filed on February 28, 2017.)

4.17*
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

10.9
Credit Agreement, dated as of October 10, 2014, among 3D Systems Corporation, the Guarantors party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner, HSBC Bank USA, N.A., as Syndication Agent, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on October 14, 2014.)

10.10
Credit Agreement, dated February 27, 2019, among 3D Systems Corporation, HSBC Bank USA, National Association, as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, the guarantors party thereto, and the other lenders party thereto.

10.11	Security Agreement, dated February 27, 2019, among 3D Systems Corporation, 3D Holdings, LLC, 3D Systems, Inc., and HSBC Bank USA, National Association, as Administrative Agent.

10.12*
Employment Agreement, dated April 1, 2016, between 3D Systems Corporation and Vyomesh I. Joshi. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on April 4, 2016.)

10.13*
Employment Agreement, dated June 15, 2016, between 3D Systems Corporation and John N. McMullen. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on June 16, 2016.)

10.14*
Employment Agreement, dated June 15, 2016, between 3D Systems Corporation and Andrew M. Johnson. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on June 16, 2016.)

10.15*
First Amendment, dated June 15, 2016, to the Restricted Stock Purchase Agreement, dated February 4, 2014, by and between 3D Systems Corporation and Andy M. Johnson. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed on June 16, 2016.)

10.16*
First Amendment, dated June 15, 2016, to the Restricted Stock Purchase Agreement, dated February 3, 2015, by and between 3D Systems Corporation and Andrew M. Johnson. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed on June 16, 2016.)

10.17*
First Amendment, dated June 15, 2016, to the Restricted Stock Purchase Agreement, dated November 13, 2015, by and between 3D Systems Corporation and Andrew M. Johnson. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed on June 16, 2016.)

10.18*
Employment Agreement, dated July 1, 2016, between 3D Systems Corporation and David R. Styka. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on July 5, 2016.)

10.19*
First Amendment, dated July 1, 2016, to the Restricted Stock Purchase Agreement, dated January 14, 2015, by and between 3D Systems Corporation and David R. Styka. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on July 5, 2016.)

10.20*
First Amendment, dated July 1, 2016, to the Restricted Stock Purchase Agreement, dated May 19, 2015, by and between 3D Systems Corporation and David R. Styka. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed on July 5, 2016.)

10.21*
First Amendment, dated July 1, 2016, to the Restricted Stock Purchase Agreement, dated November 13, 2015, by and between 3D Systems Corporation and David R. Styka. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed on July 5, 2016.)

10.22*
Employment Agreement, dated August 4, 2016, between 3D Systems Corporation and Charles W. Hull. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on August 8, 2016.)

10.23*	3D Systems Corporation Change of Control Severance Policy (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 23, 2018.)

10.24*	Employment Agreement, dated September 5, 2016, between 3D Systems SA and Herbert Koeck.

10.25*	Letter of Secondment, dated March 5, 2018, between 3D Systems Corporation and Herbert Koeck.

10.26*	Employment Agreement, dated August 24, 2016, between 3D Systems Corporation and Philip Schultz.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002, dated February 28, 2019.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002, dated February 28, 2019.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated February 28, 2019.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, dated February 28, 2019.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*              Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

3D Systems Corporation

By:	/s/ VYOMESH I. JOSHI
Vyomesh I. Joshi
Chief Executive Officer, President and Director
Date:	February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VYOMESH I. JOSHI	Chief Executive Officer, President and Director (principal executive officer)	February 28, 2019
Vyomesh I. Joshi

/s/ JOHN N. MCMULLEN	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 28, 2019
John N. McMullen

/s/ CHARLES W. HULL	Executive Vice President, Chief Technology	February 28, 2019
Charles W. Hull	Officer and Director

/s/ CHARLES G. MCCLURE, JR	Chairman of the Board of Directors	February 28, 2019
Charles G. McClure, Jr.

/s/ JIM D. KEVER	Director	February 28, 2019
Jim D. Kever

/s/ KEVIN S. MOORE	Director	February 28, 2019
Kevin S. Moore

/s/ WILLIAM E. CURRAN	Director	February 28, 2019
William E. Curran

/s/ JOHN J. TRACY	Director	February 28, 2019
Dr. John J. Tracy

/s/ WILLIAM D. HUMES	Director	February 28, 2019
William D. Humes

/s/ JEFFREY WADSWORTH	Director	February 28, 2019
Dr. Jeffrey Wadsworth

/s/ THOMAS W. ERICKSON	Director	February 28, 2019
Thomas W. Erickson
໿

3D Systems Corporation

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
3D Systems Corporation
Rock Hill, South Carolina
Opinion on Internal Control over Financial Reporting
We have audited 3D Systems Corporation and its subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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

/s/ BDO USA, LLP

Charlotte, North Carolina
February 28, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
3D Systems Corporation
Rock Hill, South Carolina
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of 3D Systems Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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

Charlotte, North Carolina
February 28, 2019

3D Systems Corporation
Consolidated Balance Sheets
໿
໿

(in thousands, except par value)	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$109,998	$136,344
Accounts receivable, net of reserves — $8,423 (2018) and $10,258 (2017)	126,618	129,879
Inventories	133,161	103,903
Insurance proceeds receivable	—	50,000
Prepaid expenses and other current assets	27,697	18,296
Total current assets	397,474	438,422
Property and equipment, net	107,718	97,521
Intangible assets, net	68,275	98,783
Goodwill	221,334	230,882
Deferred income tax asset	4,217	4,020
Other assets, net	26,814	27,136
Total assets	$825,832	$896,764
LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$654	$644
Accounts payable	66,722	55,607
Accrued and other liabilities	59,265	65,899
Accrued litigation settlement	—	50,000
Customer deposits	4,987	5,765
Deferred revenue	32,432	29,214
Total current liabilities	164,060	207,129
Long-term debt	25,000	—
Long-term portion of capitalized lease obligations	6,392	7,078
Deferred income tax liability	6,190	8,983
Other liabilities	39,331	48,754
Total liabilities	240,973	271,944
Redeemable noncontrolling interests	8,872	8,872
Commitments and contingencies (Note 22)
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 118,650 (2018) and 117,025 (2017)	117	115
Additional paid-in capital	1,355,503	1,326,250
Treasury stock, at cost — 2,946 shares (2018) and 2,219 shares (2017)	(15,572)	(8,203)
Accumulated deficit	(722,701)	(677,772)
Accumulated other comprehensive loss	(38,978)	(21,536)
Total 3D Systems Corporation stockholders' equity	578,369	618,854
Noncontrolling interests	(2,382)	(2,906)
Total stockholders’ equity	575,987	615,948
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$825,832	$896,764

See accompanying notes to Consolidated Financial Statements.໿

3D Systems Corporation
Consolidated Statements of Operations
໿

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Revenue:
Products	$429,215	$391,596	$394,850
Services	258,445	254,473	238,115
Total revenue	687,660	646,069	632,965
Cost of sales:
Products	229,793	216,446	210,822
Services	133,473	124,784	112,392
Total cost of sales	363,266	341,230	323,214
Gross profit	324,394	304,839	309,751
Operating expenses:
Selling, general and administrative	272,287	264,185	259,776
Research and development	95,298	94,627	88,395
Total operating expenses	367,585	358,812	348,171
Loss from operations	(43,191)	(53,973)	(38,420)
Interest and other expense, net	(37)	(3,548)	(1,392)
Loss before income taxes	(43,228)	(57,521)	(39,812)
Provision (benefit) for income taxes	2,035	7,802	(547)
Net loss	(45,263)	(65,323)	(39,265)
Less: net income (loss) attributable to noncontrolling interests	242	868	(846)
Net loss attributable to 3D Systems Corporation	$(45,505)	$(66,191)	$(38,419)

Net loss per share available to 3D Systems Corporation common stockholders - basic and diluted	$(0.41)	$(0.59)	$(0.35)

See accompanying notes to Consolidated Financial Statements.

3D SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands)	2018	2017	2016

Net loss	$(45,263)	$(65,323)	$(39,265)
Other comprehensive income (loss), net of taxes:
Pension adjustments	(92)	220	(902)
Gain on liquidation of non-US entity	—	50	288
Foreign currency translation	(17,068)	31,678	(12,958)
Total other comprehensive income (loss), net of taxes:	(17,160)	31,948	(13,572)
Total comprehensive loss, net of taxes	(62,423)	(33,375)	(52,837)
Comprehensive income attributable to noncontrolling interests	524	1,127	(741)
Comprehensive loss attributable to 3D Systems Corporation	$(62,947)	$(34,502)	$(52,096)

3D Systems Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2018,  2017 and 2016
໿
໿
໿

	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2015	$113	$1,279,738	$(1,026)	$(583,368)	$(39,548)	$655,909	$(1,263)	$654,646
Issuance (repurchase) of stock	2	(1,241)	(1,632)	—	—	(2,871)	—	(2,871)
Acquisition of noncontrolling interest	—	(2,364)	—	—	—	(2,364)	(1,169)	(3,533)
Stock-based compensation expense	—	31,295	—	—	—	31,295	—	31,295
Net loss	—	—	—	(38,419)	—	(38,419)	(846)	(39,265)
Pension adjustment	—	—	—	—	(902)	(902)	—	(902)
Liquidation of non-US entity	—	—	—	—	288	288	—	288
Foreign currency translation adjustment	—	—	—	—	(13,063)	(13,063)	105	(12,958)
Balance at December 31, 2016	115	1,307,428	(2,658)	(621,787)	(53,225)	629,873	(3,173)	626,700
Issuance (repurchase) of stock	—	—	(5,545)	—	—	(5,545)	—	(5,545)
Issuance of stock for acquisitions	—	3,208	—	—	—	3,208	—	3,208
Acquisition of noncontrolling interest	—	(1,440)	—	—	—	(1,440)	(860)	(2,300)
Cumulative impact of change in accounting policy	—	(10,206)	—	10,206	—	—	—	—
Stock-based compensation expense	—	27,260	—	—	—	27,260	—	27,260
Net loss	—	—	—	(66,191)	—	(66,191)	868	(65,323)
Liquidation of non-US entity	—	—	—	—	50	50	—	50
Pension adjustment	—	—	—	—	220	220	—	220
Foreign currency translation adjustment	—	—	—	—	31,419	31,419	259	31,678
Balance at December 31, 2017	115	1,326,250	(8,203)	(677,772)	(21,536)	618,854	(2,906)	615,948
Issuance (repurchase) of stock	2	—	(7,369)	—	—	(7,367)	—	(7,367)
Cumulative impact of change in accounting policy	—	—	—	576	—	576	—	576
Stock-based compensation expense	—	29,253	—	—	—	29,253	—	29,253
Net loss	—	—	—	(45,505)	—	(45,505)	242	(45,263)
Pension adjustment	—	—	—	—	(92)	(92)	—	(92)
Foreign currency translation adjustment	—	—	—	—	(17,350)	(17,350)	282	(17,068)
Balance at December 31, 2018	$117	$1,355,503	$(15,572)	$(722,701)	$(38,978)	$578,369	$(2,382)	$575,987

See accompanying notes to Consolidated Financial Statements

3D Systems Corporation
Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net loss	$(45,263)	$(65,323)	$(39,265)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,293	62,041	60,535
Stock-based compensation	29,253	27,260	31,295
Lower of cost or market adjustment	—	12,883	11,053
Impairment of assets	1,998	2,427	8,618
Provision for bad debts	1,824	1,051	1,552
Provision for deferred income taxes	(2,990)	(5,567)	(6,566)
Loss on the disposition of property and equipment	—	—	1,465
Changes in operating accounts, net of acquisitions:
Accounts receivable	599	3,987	26,255
Inventories	(34,035)	(17,716)	(20,656)
Prepaid expenses and other current assets	40,922	(49,834)	(3,895)
Accounts payable	11,559	12,448	(4,975)
Accrued and other current liabilities	(50,234)	50,209	(7,670)
All other operating activities	(8,130)	(7,739)	(263)
Net cash provided by operating activities	4,796	26,127	57,483
Cash flows from investing activities:
Cash paid for acquisitions, net of cash assumed	—	(34,291)	—
Purchases of property and equipment	(40,694)	(30,881)	(16,567)
Additions to license and patent costs	(970)	(1,159)	(1,132)
Proceeds from disposition of property and equipment	333	273	350
Purchase of noncontrolling interest	—	(2,250)	(3,533)
Other investing activities	(496)	(2,351)	(1,000)
Net cash used in investing activities	(41,827)	(70,659)	(21,882)
Cash flows from financing activities:
Proceeds from borrowings	25,000	—	—
Payments related to net-share settlement of stock-based compensation	(7,367)	(5,545)	(2,871)
Payments on earnout consideration	(2,675)	(3,206)	—
Repayment of capital lease obligations	(694)	(437)	(1,055)
Net cash provided by (used in) financing activities	14,264	(9,188)	(3,926)
Effect of exchange rate changes on cash and cash equivalents	(3,145)	5,303	(2,369)
Net (decrease) increase in cash and cash equivalents	(25,912)	(48,417)	29,306
Cash, cash equivalents and restricted cash at the beginning of the period (a)	136,831	185,248	155,942
Cash, cash equivalents and restricted cash at the end of the period (a)	$110,919	$136,831	$185,248

Cash interest payments	$542	$503	$839
Cash income tax payments, net	8,964	6,339	11,045
Transfer of equipment from inventory to property and equipment, net (b)	5,612	9,881	12,493
Transfer of equipment to inventory from property and equipment, net (c)	2,563	378	1,102
Stock issued for acquisitions of businesses	—	3,208	—

(a)
The amounts for cash and cash equivalents shown above include restricted cash of $921, $487, $301 and $299 as of December 31, 2018,  2017, 2016 and 2015, respectively, which were included in other assets, net, in the Consolidated Balance Sheets.

(b)
Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training or demonstration or for placement into on demand manufacturing services locations.

(c)	In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers,” which it adopted on January 1, 2018, using the modified-retrospective method. See Recent Accounting Pronouncements in this Note 2 and Note 4 for further discussion of the adoption.

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

For the years ended December 31, 2018 and 2017, the Company recorded impairment charges of $1,373 and $1,743, respectively, related to certain cost-method investments. The aggregate carrying amount of all investments accounted for under the cost method totaled $8,483 and $8,263 at December 31, 2018 and 2017, respectively, and is included in other assets, net, on the Company’s Consolidated Balance Sheets.

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

The following presents the changes in the balance of our allowance for doubtful accounts:

໿

Year Ended	Item	Balance at beginning of year	Additions charged to expense	Other	Balance at end of year
2018	Allowance for doubtful accounts	$10,258	$1,824	$(3,659)	$8,423
2017	Allowance for doubtful accounts	12,920	1,051	(3,713)	10,258
2016	Allowance for doubtful accounts	14,139	1,552	(2,771)	12,920

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method.

Long-Lived Assets and Goodwill

The Company reviews long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Recoverability is assessed as the carrying value of assets held for use based on a review of undiscounted projected cash flows. Impairment losses, where identified, are measured as the excess of the carrying value of the long-lived asset over its estimated fair value as determined by discounted projected cash flows. No impairment charges for intangible assets with finite lives were recorded for the years ended December 31, 2018, 2017 and 2016.
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
The test for goodwill impairment is a two-step process to first identify potential goodwill impairment for each reporting unit and then, if necessary, measure the amount of the impairment loss. The Company's reporting units are consistent with our geographies in Note 21. The Company completed the required annual goodwill impairment test during the fourth quarter of 2018. The first step of the goodwill impairment test compares the fair value of each of our reporting units to its carrying value. The Company estimates the fair value of its reporting units based primarily on the discounted projected cash flows of the underlying operations. The estimated fair value for each of its reporting units was in excess of its respective carrying values as of December 31, 2018.
For a summary of our goodwill by reporting unit, see Note 8.

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

The Company has recorded the put option as mezzanine equity at their current estimated redemption amount. For the years ended December 31, 2018 and 2017, the balance of redeemable noncontrolling interests was $8,872.

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

The Company and its subsidiaries conduct business in various countries using both their functional currencies and other currencies to effect cross border transactions. As a result, they are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its U.S. balance sheet and those of its subsidiaries in order to reduce these risks. The Company, when it considers it to be appropriate, enters into foreign currency contracts to hedge the exposures arising from those transactions. See Note 11.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs, including trade shows, were $13,562, $13,683 and $12,469 for the years ended December 31, 2018, 2017 and 2016, respectively.

Pension costs

The Company sponsors a retirement benefit for one of its non-U.S. subsidiaries in the form of a defined benefit pension plan.  Accounting standards require the cost of providing this pension benefit be measured on an actuarial basis. Actuarial gains and losses resulting from both normal year-to-year changes in valuation assumptions and differences from actual experience are deferred and amortized. The application of these accounting standards requires management to make assumptions and judgements that can significantly affect these measurements. Critical assumptions made by management in performing these actuarial valuations include the selection of the discount rate to determine the present value of the pension obligations that affects the amount of pension expense recorded in any given period. Changes in the discount rate could have a material effect on the Company’s reported pension obligations and related pension expense. See Note 16.

Equity Compensation Plans

The Company recognizes compensation expense for its stock-based compensation programs, which include stock options, restricted stock, restricted stock units ("RSU") and performance shares. For service-based awards, stock-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. For stock options and awards with market conditions, compensation cost is determined at the individual tranche level. The Company recognizes forfeitures when they occur.

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

On January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") Topic 606, “Revenue from Contracts with Customers.” The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. The Company adopted the standard using the modified retrospective transition method and applied its guidance to contracts not completed at the adoption date. The cumulative effect of initial adoption was recorded as a $576 decrease to the January 1, 2018 opening Accumulated Deficit balance and driven primarily by the timing of recognition related to marketing incentives. The effect of this adoption was immaterial to the Consolidated Financial Statements, and the Company does not expect a material effect to its Consolidated Financial Statements on an ongoing basis. Information for comparative periods has not been restated and continues to be reported under the previously applicable revenue accounting guidance ("ASC 605"). Had ASC 605 been applied to the twelve months ended December 31, 2018, the Consolidated Statements of Operations and Comprehensive Loss would have shown increased Revenue and a decrease in Net Loss Attributable to 3D Systems Corporation of $332. On the Consolidated Balance Sheets, Other Assets would have been $567 lower, Deferred Revenues would have been $323 lower and the Accumulated Deficit would have increased by $244.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)," which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those of developing or obtaining internal-use software. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its Consolidated Financial Statements.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" (ASU 2018-02), which provides companies with an option to reclassify stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company elected not to early adopt the provisions of this ASU and expects there will not be a material impact on its Consolidated Financial Statements.

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

In January 2017, the FASB issued ASU No. 2017-4, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-4”), which eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The standard is effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual impairment tests performed on testing dates after January 1, 2017. The Company has elected not to early adopt the provisions of this ASU but will re-evaluate as part of performing our 2019 impairment analysis.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which provides guidance regarding the measurement of credit losses for financial assets and certain other instruments that are not accounted for at fair value through net income, including trade and other receivables, debt securities, net investment in leases, and off-balance sheet credit exposures. The new guidance requires companies to replace the current incurred loss impairment methodology with a methodology that measures all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance expands the disclosure requirements regarding credit losses, including the credit loss methodology and credit quality indicators. ASU 2016-13 will be effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2019. Early adoption is permitted for annual reporting periods, including interim periods after December 15, 2018 and will be applied using a modified retrospective approach. The Company is currently evaluating the impact of adoption of this standard on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for all leases with terms longer than twelve months. The ASU also requires disclosure of key information about leasing arrangements. ASU 2016-02 is effective on January 1, 2019, using a modified retrospective method of adoption. In August 2018, the FASB issued ASU 2018-11, “Targeted Improvements to ASC 842”, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC Topic 842, “Leases," as the date of initial application of transition. The Company adopted this ASU on January 1, 2019 and elected the transition option provided under ASU 2018-11 to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company also applied the package of practical expedients that allows it to avoid the reassessment of: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company also elected the practical expedient that allows it to treat the lease and non-lease components of its leases as a single component for its real estate leases. While the Company continues to review its population of leased assets, it expects to recognize operating lease liabilities ranging from $40 to $50 million, with corresponding right of use assets of the same amount based on the present value of the remaining lease payments over the lease term. Our accounting for capital leases will remain substantially unchanged. This standard is not expected to have a material impact on our results of operations or cash flows.

No other new accounting pronouncements, issued or effective during 2018, have had or are expected to have a significant impact on the Company’s consolidated financial statements.

Note 3 Acquisitions

2018 Acquisitions

No acquisitions were made by the Company for the year ended December 31, 2018.

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

Note 4 Revenue

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

At December 31, 2018, the Company had $132,337 of outstanding performance obligations. The Company expects to recognize approximately 93 percent of its remaining performance obligations as revenue within the next twelve months, an additional 4 percent by the end of 2020 and the balance thereafter.

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

Printers and certain other products include a warranty under which the Company provides maintenance for periods up to one year. For these initial product warranties, estimated costs are accrued at the time of the sale of the product. These cost estimates are established using historical information on the nature, frequency and average cost of claims for each type of printer or other product as well as assumptions about future activity and events. Revisions to expense accruals are made as necessary based on changes in these historical and future factors.

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

See Note 21 for additional information related to revenue by reportable segment and major lines of business.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer deposits and deferred revenues (contract liabilities) on the Consolidated Balance Sheets. Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized at the time of invoicing, or unbilled receivables when revenue is recognized prior to invoicing. For most of the Company’s contracts, customers are invoiced when products are shipped or when services are performed resulting in billed accounts receivables for the remainder of the owed contract price. Unbilled receivables generally result from items being shipped where the customer has not been charged, but for which revenue had been recognized. In the Company’s on demand manufacturing business, customers may be required to pay in full before work begins on their orders, resulting in customer deposits. The Company typically bills in advance for installation, training and maintenance contracts as well as extended warranties, resulting in deferred revenue. Changes in contract asset and liability balances were not materially impacted by any other factors for the period ended December 31, 2018.

For the year ended December 31, 2018, the Company recognized revenue of $37,206 related to our contract liabilities at January 1, 2018.

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

Note 5 Inventories

Components of inventories, net, at December 31, 2018 and 2017 are as follows:

(in thousands)	2018	2017
Raw materials	$49,624	$37,660
Work in process	2,969	3,906
Finished goods and parts	80,568	62,337
Inventories, net	$133,161	$103,903

During the year ended December 31, 2018, inventory levels increased in support of new product launches and manufacturing ramp for those products, including certain parts which have long lead times. Additionally, during the year ended December 31, 2017, the Company recorded inventory adjustments totaling $12.9 million resulting from its lower of cost or net realizable value analysis. The charge was effected because of ongoing efforts to focus and prioritize the Company’s portfolio based on year-to-date demand, market trends and a better understanding of where the Company’s offerings meet and will continue to meet customers’ needs and demand. The inventory adjustments related primarily to legacy plastics printers, refurbished and used metals printers and parts which have shown little to no use over extended periods.

໿
໿
Note 6 Property and Equipment

Property and equipment at December 31, 2018 and 2017 are summarized as follows:
໿

(in thousands)	2018	2017	Useful Life (in years)
Land	$903	$903	N/A
Building	12,408	11,276	25-30
Machinery and equipment	151,429	134,666	2-7
Capitalized software	18,357	8,834	3-5
Office furniture and equipment	4,955	4,677	1-5
Leasehold improvements	31,514	29,503	Life of lease (a)
Construction in progress	15,083	13,527	N/A
Total property and equipment	234,649	203,386
Less: Accumulated depreciation and amortization	(126,931)	(105,865)
Total property and equipment, net	$107,718	$97,521

(a)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

The Company includes all depreciation from assets attributable to the generation of revenue in the Cost of Sales line item in the Statement of Operations. Depreciation related to assets that are not attributable to the generation of revenue are included in the Research and Development and Selling and General Administrative line items in the Statement of Operations. Depreciation expense on property and equipment for the years ended 2018,  2017 and 2016 was $29,302,  $25,561 and $24,331, respectively.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized impairment charges of $625,  $636, and $7,408, respectively, on property and equipment, net.

Note 7 Intangible Assets

Intangible assets other than goodwill at December 31, 2018 and December 31, 2017 are summarized as follows:

	2018			2017
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Useful Life (in years)	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Customer relationships	$103,332	$(67,129)	$36,203	$105,505	$(57,796)	$47,709	1-12	5
Acquired technology	52,691	(47,546)	5,145	54,716	(39,644)	15,072	1-2	2
Trade names	25,096	(17,669)	7,427	25,813	(15,552)	10,261	3-6	5
Patent costs	11,032	(8,382)	2,650	17,909	(7,338)	10,571	1-19	14
Trade secrets	19,374	(13,574)	5,800	19,431	(11,530)	7,901	2-4	3
Acquired patents	16,212	(13,160)	3,052	16,661	(11,969)	4,692	6-8	7
Other	26,551	(18,553)	7,998	20,012	(17,435)	2,577	1-2	1
Total intangible assets	$254,288	$(186,013)	$68,275	$260,047	$(161,264)	$98,783	1-19	5

The Company includes all amortization from assets attributable to the generation of revenue in the Cost of Sales line item in the Statement of Operations. Amortization related to assets that are not attributable to the generation of revenue are included in the Research and Development and Selling and General Administrative line items in the Statement of Operations. Amortization expense related to intangible assets was $29,722,  $35,559 and $35,124 for the years ended December 31, 2018,  2017 and 2016, respectively. Amortization of these intangible assets is calculated on a straight-line basis.

Annual amortization expense for intangible assets is expected to be $20,411 in 2019, $17,308 in 2020, $12,859 in 2021, $7,493 in 2022 and $2,526 in 2023.

For discussion on intangible asset impairment testing, see Note 2.

Note 8 Goodwill

The following are the changes in the carrying amount of goodwill by geographic reporting unit:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at December 31, 2016	$—	$144,971	$36,259	$181,230
Acquisitions and adjustments	—	31,438	41	31,479
Effect of foreign currency exchange rates	—	15,539	2,634	18,173
Balance at December 31, 2017	—	191,948	38,934	230,882
Acquisitions and adjustments	—	(331)	—	(331)
Effect of foreign currency exchange rates	—	(7,597)	(1,620)	(9,217)
Balance at December 31, 2018	$—	$184,020	$37,314	$221,334

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

Note 9 Employee Benefits

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

For the years ended December 31, 2018,  2017 and 2016, the Company expensed $2,606,  $2,360 and $1,175, respectively, for matching contributions to defined contribution plans.

Note 10 Accrued and Other Liabilities

Accrued liabilities at December 31, 2018 and 2017 are summarized below:

(in thousands)	2018	2017
Compensation and benefits	$23,787	$20,432
Accrued taxes	17,246	13,861
Arbitration awards	2,256	11,282
Vendor accruals	6,895	7,044
Product warranty liability	3,788	5,564
Accrued earnouts related to acquisitions	—	2,772
Accrued other	2,108	2,485
Royalties payable	1,417	1,679
Accrued professional fees	1,657	742
Accrued interest	111	38
Total	$59,265	$65,899

Other liabilities at December 31, 2018 and 2017 are summarized below:

(in thousands)	2018	2017
Long term employee indemnity	$13,609	$13,887
Defined benefit pension obligation	8,518	8,290
Other long term liabilities	4,915	7,596
Long term deferred revenue	8,121	7,298
Long term tax liability	4,168	9,340
Long term earnouts related to acquisitions	—	2,343
Total	$39,331	$48,754

Changes in product warranty obligations, including deferred revenue on extended warranty contracts, for the years ended December 31, 2018, 2017 and 2016 are summarized below:

(in thousands)	Beginning Balance	Additional Accrual/ Revenue Deferred	Costs Incurred/ Deferred Revenue Amortization	Ending Balance
Year Ended December 31,
2018	$10,202	$9,347	$(11,889)	$7,660
2017	9,051	13,623	(12,472)	10,202
2016	10,663	12,859	(14,471)	9,051

Note 11 Hedging Activities and Financial Instruments

The Company had $75,304, $39,600 and $0 in notional foreign exchange contracts outstanding as of December 31, 2018, 2017, and 2016, respectively. The fair values of these contracts were not material. Gains and losses (realized or unrealized) are recognized in “Interest and other expense, net” in the Consolidated Statements of Operations.

The Company translates foreign currency balance sheets from each international businesses' functional currency (generally the respective local currency) to U.S. dollars at end-of-period exchange rates, and statements of earnings at average exchange rates for each period. The resulting foreign currency translation adjustments are a component of Other Comprehensive Income (Loss).

The Company does not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations' results into U.S. dollars. The impact of translating the Company’s non-U.S. operations’ revenue and earnings into U.S. dollars was not material to the Company’s results of operations for the years ended December 31, 2018, 2017 and 2016.

Note 12 Borrowings

Credit Facility

On October 10, 2014, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a $150,000 5-year revolving, unsecured credit facility (the “Prior Credit Agreement”). The Prior Credit Agreement comprised a revolving loan facility that provided for advances in the initial aggregate principal amount of up to $150,000 (the “Prior Credit Facility”).

The Prior Credit Agreement was guaranteed by certain of the Company’s material domestic subsidiaries.

The Prior Credit Facility contained customary covenants, some of which required the Company to maintain certain financial ratios that determined the amounts available and terms of borrowings and events of default. The Company was in compliance with all covenants at both December 31, 2018 and December 31, 2017.

There was $25,000 outstanding balance under the Prior Credit Facility as of December 31, 2018, which was due on March 1, 2019. There was no outstanding balance as of December 31, 2017. The Prior Credit Agreement was terminated on February 27, 2019.

On February 27, 2019, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a 5-year $100,000 senior secured term loan facility (the “Term Facility”) and a 5-year $100,000 senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facility”) which replaced the Prior Credit Agreement. The proceeds of the Senior Credit Facility were used to refinance the existing indebtedness under the Prior Credit Agreement and will be used to support working capital and for general corporate purposes. Subject to certain terms and conditions contained in the Revolving Facility, the Company has the right to request up to four increases to the amount of the Revolving Facility in an aggregate amount not to exceed $100,000. The Senior Credit Facility is scheduled to mature on February 26, 2024, at which time all amounts outstanding thereunder will be due and payable. However, the maturity date of the Revolving Facility may be extended at the election of the Company with the consent of the lenders subject to the terms set forth in the Senior Credit Facility.

Pursuant to the Senior Credit Facility, the guarantors guarantee, among other things, all of the obligations of the Company and each other guarantor under the Senior Credit Facility. From time to time, the Company may be required to cause additional domestic subsidiaries to become guarantors under the Senior Credit Facility.

The payment of dividends on the Company’s common stock is restricted under provisions of the Senior Credit Facility, which limits the amount of cash dividends that the Company may pay in any one fiscal year to $30,000. The Company currently does not pay, and has not paid, any dividends on its common stock, and currently intends to retain any future earnings for use in its business.

Interest Income and Expense

Interest income totaled $789,  $784 and $807 for the years ended December 31, 2018,  2017 and 2016, respectively.

Interest expense totaled $1,188,  $919 and $1,282 for the years ended December 31, 2018,  2017 and 2016, respectively.

Note 13 Lease Obligations

The Company leases certain of its facilities and equipment under capitalized leases and other facilities and equipment under non-cancelable operating leases. The leases are generally on a net-rent basis, under which the Company pays taxes, maintenance and insurance. Leases that expire at various dates through 2028 are expected to be renewed or replaced by leases on other properties.

Rent expense for the years ended December 31, 2018,  2017 and 2016 was $15,809,  $14,899 and $13,232, respectively.

The Company’s future minimum lease payments as of December 31, 2018 under capitalized leases and non-cancelable operating leases, with initial or remaining lease terms in excess of one year, were as follows:
໿

(in thousands)	Capitalized Leases	Operating Leases
Years ending December 31:
2019	$1,099	$15,123
2020	1,011	9,153
2021	736	6,997
2022	752	5,847
2023	752	5,095
Later years	5,990	7,707
Total minimum lease payments	10,340	$49,922
Less: amounts representing imputed interest	(3,294)
Present value of minimum lease payments	7,046
Less: current portion of capitalized lease obligations	(654)
Capitalized lease obligations, excluding current portion	$6,392

Capital Lease Obligations

The Company leases its headquarters and research and development facility located in Rock Hill, SC, pursuant to a lease agreement with 3D Fields, LLC. After its initial term ending January 31, 2021, the lease provides the Company with the option to renew the lease for two additional 5-year terms. The lease also grants the Company the right to cause 3D Fields, LLC, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of $710 in 2019 through 2020 and $723 in 2021. Under the terms of the lease, the Company is obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. This lease is recorded as a capitalized lease obligation under ASC 840, “Leases.” The implicit interest rate was 6.93% as of December 31, 2018 and 2017.

The Company leases certain equipment with lease terms through February, 2021.  In accordance with ASC 840, the Company has recorded these leases as capitalized leases. The implicit interest rate ranged from 1.75% to 8.06% at December 31, 2018 and 2017.

Note 14 Preferred Stock

The Company had $5,000 shares of preferred stock that were authorized but unissued at December 31, 2018 and 2017.

Note 15 Stock-Based Compensation

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

The 2015 Plan authorizes shares of restricted stock, RSUs, stock appreciation rights, cash incentive awards and the grant of options to purchase shares of the Company’s common stock. The 2015 Plan also designates measures that may be used for performance awards. The Director Plan authorizes shares of restricted stock for non-employee directors of the Company. The 2004 Stock Plan authorized shares of restricted stock, RSUs, stock appreciation rights and the grant of options to purchase shares of the Company’s common stock. The 2004 Stock Plan also designated measures that may be used for performance awards. The 2004 Stock Plan was superseded by the 2015 Plan and, as of December 31, 2018, there were no outstanding awards under the 2004 Stock Plan as the final vesting of awards granted under the 2004 Stock Plan occurred during 2018.

Generally, awards granted prior to November 13, 2015 become fully-vested on the 3-year anniversary of the grant date and awards granted on or after November 13, 2015 vest one third each year over 3 years.

Stock-based compensation expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). The following table details the components of stock-based compensation expense recognized in net earnings in each of the past three years:
໿

	Year Ended December 31,
(in thousands)	2018	2017	2016
Restricted Stock	$24,933	$22,920	$28,612
Stock Options	4,320	4,340	2,683
Total stock-based compensation expense	$29,253	$27,260	$31,295

Restricted Stock

The Company determines the fair value of restricted stock and RSUs based on the closing price of its stock on the date of grant. The Company generally recognizes compensation expense related to restricted stock and RSUs on a straight-line basis over the period during which the restriction lapses. Forfeitures are recognized in the period in which they occur. A summary of restricted stock and RSU activity during 2018 follows:
໿

(in thousands, except per share amounts)	Number of Shares/Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period — unvested	4,267	$13.12
Granted	1,957	16.08
Cancelled	(252)	11.98
Vested	(2,141)	14.22
Outstanding at end of period — unvested	3,831	$14.03

Included in the outstanding balance above are 369 shares of restricted stock that vest under specified market conditions and 396 shares of restricted stock that vest under specified Company performance measures. The specified market condition shares were awarded to certain employees in 2017 and 2016 and were generally awarded in two equal tranches of market condition restricted stock that immediately vests when the Company’s common stock trades at either $30 or $40 per share for ninety consecutive calendar days.

Some RSUs are granted with a performance measure derived from non-GAAP-based management targets. Depending on the Company’s performance with respect to this metric, the number of RSUs earned may be less than, equal to or greater than the original number of RSUs awarded, subject to a payout range.

At December 31, 2018, there was $1,049 of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards with market conditions, which the Company expects to recognize over a weighted-average period of 1.0 year.

At December 31, 2018, there was $37,828 of unrecognized pre-tax stock-based compensation expense related to all other non-vested restricted stock award shares and units, which the Company expects to recognize over a weighted-average period of 2.0 years.

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

The Company recognizes compensation expense related to stock options on a straight-line basis over the derived term of the awards. Forfeitures are recognized in the period in which they occur. The fair value of stock options with market conditions is estimated using a binomial lattice Monte Carlo simulation model. The weighted-average fair value and the assumptions used to measure fair value were as follows:
໿

	Year Ended December 31,
	2018	2017	2016
Stock option assumptions:
Weighted-average fair value	$—	$—	$7.80
Expected volatility	—%	—%	60.0%
Risk-free interest rate	—	—	0.76-1.46%
Expected dividend yield	—%	—%	—%
Derived term in years	—	—	3-4

Stock option activity for the year ended December 31, 2018 was as follows:

	Year Ended Year Ended December 31, 2018
(in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock option activity:
Outstanding at beginning of period	1,820	$14.08	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	(40)	13.25	—	—
Outstanding at end of period	1,780	$14.10	7.5	—

In the table above, intrinsic value is calculated as the excess, if any, between the market price of the Company’s stock on the last trading day of the year and the exercise price of the options. Because the market price was lower than the exercise price, the intrinsic value is zero.

At December 31, 2018, there was $2,796 of unrecognized pre-tax stock-based compensation expense related to stock options, which the Company expects to recognize over a weighted-average period of 1.0 years.

Note 16 International Retirement Plan

The Company sponsors a non-contributory defined benefit pension plan for certain employees of a non-U.S. subsidiary initiated by a predecessor of the subsidiary. The Company maintains insurance contracts that provide an annuity that is used to fund the current obligations under this plan. The following table provides a reconciliation of the changes in the projected benefit obligation for the years ended December 31, 2018 and 2017:

(in thousands)	2018	2017
Reconciliation of benefit obligations:
Obligations as of January 1	$8,434	$7,727
Service cost	155	184
Interest cost	148	131
Actuarial loss (gain)	453	(555)
Benefit payments	(145)	(136)
Effect of foreign currency exchange rate changes	(387)	1,083
Benefit obligations as of December 31	8,658	8,434
Fair value of assets as of December 31 (a)	3,224	3,207
Funded status as of December 31, net of tax benefit	$(5,434)	$(5,227)

(a) No change in underlying asset value for the periods.

The following table provides a reconciliation of the amounts recognized in “Accumulated other comprehensive income (loss)” in accordance with ASC 715, “Compensation – Retirement Benefits” for the years ended December 31, 2018 and 2017:

(in thousands)	2018	2017
Amounts recognized as accumulated other comprehensive income (loss):
Current year actuarial gain (loss)	$276	$555
Amortization of prior years' unrecognized loss	177	244
Tax benefit (provision)	88	(247)
Total recognized as accumulated other comprehensive income (loss)	$188	$552

The Company has recognized the following amounts in the Consolidated Balance Sheets at December 31, 2018 and 2017:

(in thousands)	2018	2017
Other assets	$3,224	$3,207
Accrued liabilities	(140)	(144)
Other liabilities	(8,518)	(8,290)
Net liability	$(5,434)	$(5,227)

The following projected benefit obligation and accumulated benefit obligation were estimated as of December 31, 2018 and 2017:

(in thousands)	2018	2017
Projected benefit obligation	$8,658	$8,434
Accumulated benefit obligation	$7,587	$7,570

The following table shows the components of net periodic benefit costs and other amounts recognized in Other Comprehensive Income (Loss):
໿

(in thousands)	2018	2017
Net periodic benefit cost:
Service cost	$155	$184
Interest cost	148	131
Amortization of actuarial loss	177	244
Total	$480	$559
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	276	(555)
Total expense recognized in net periodic benefit cost and other comprehensive income	$756	$4

The following assumptions are used to determine benefit obligations as of December 31:

	2018	2017
Discount rate	1.80%	1.80%
Rate of compensation	3.50%	3.00%

The following benefit payments, including expected future service cost, are expected to be paid:

(in thousands)
Estimated future benefit payments:
2019	$142
2020	170
2021	177
2022	183
2023	187
2024-2028	1,162

Note 17 Computation of Net Loss per Share

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
໿

(in thousands, except per share amounts)	2018	2017	2016
Numerator for basic and diluted net loss per share:
Net loss attributable to 3D Systems Corporation	$(45,505)	$(66,191)	$(38,419)

Denominator for basic and diluted net loss per share:
Weighted average shares	112,327	111,554	111,189

Net loss per share, basic and diluted	$(0.41)	$(0.59)	$(0.35)

For the years ended December 31, 2018, 2017 and 2016, the effect of dilutive securities, including non-vested stock options, restricted stock awards and RSUs, was excluded from the denominator for the calculation of diluted net loss per share because the Company recognized a net loss for each period and their inclusion would be anti-dilutive. Dilutive securities excluded were 5,015,  5,341 and 5,284 shares for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 18 Noncontrolling Interests
໿
໿

As of December 31, 2018, the Company owned approximately 70% of the capital and voting rights of Robtec, a service bureau and distributor of 3D printing and scanning products in Brazil which were originally acquired on November 25, 2014.

As of December 31, 2018, the Company owned approximately 70% of the capital and voting rights of Easyway, a service bureau and distributor of 3D printing and scanning products in China. Approximately 65% of the capital and voting rights of Easyway were acquired on April 2, 2015, and an additional 5% of the capital and voting rights of Easyway were acquired on July 19, 2017 for $2.3 million. The remaining 30% of the capital and voting rights of Easyway were acquired on January 21, 2019 for $13.5 million to be paid in installments over four years.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:
໿

	Fair Value Measurements as of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$6,141	$—	$—	$6,141
Earnout consideration (b)	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$20,244	$—	$—	$20,244
Earnout consideration (b)	$—	$—	$5,115	$5,115

໿

(a)
Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the Consolidated Balance Sheet.

(b)
The fair value of the earnout consideration, which is based on the present value of the expected future payments to be made to the sellers of the acquired businesses, was derived by analyzing the future performance of the acquired businesses using the earnout formula and performance targets specified in each purchase agreement and adjusting those amounts to reflect the ability of the acquired entities to achieve the stated targets. Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy. The change in earnout consideration from December 31, 2017 to December 31, 2018 reflects a payment of $2,675, accretion of $268 and adjustments of $2,708.

The Company did not have any transfers of assets and liabilities between levels  of the fair value measurement hierarchy during the year ended December 31, 2018.

In addition to the assets and liabilities included in the above table, certain of our assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes goodwill and other intangible assets measured at fair value for impairment assessment. For further discussion on the valuation techniques and inputs used in the fair value measurement of goodwill and other intangible assets, see Notes 2, 7 and 8.

Note 20 Income Taxes

The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted in December 2017. The Tax Act significantly changed U.S. tax law by, among other things, lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, extending the carryforward period for newly generated net operating losses, implementing a territorial tax system, and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allowed the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company applied this guidance when accounting for the enactment date effects of the Tax Act in 2017, and at December 31, 2017, the Company provided for provisional amounts related to the Tax Act, including, re-measurement of deferred tax assets and liabilities, one-time transition tax, and tax on global intangible low-taxed Income Inclusion (“GILTI”). At December 31, 2018, we have completed our accounting for all of the enactment date income tax effects of the Tax Act, and we recorded an adjustment of a $1,524 tax benefit, which was offset by an adjustment to the Company’s valuation allowance of $1,524 tax expense.

The Tax Act provides for a modified territorial tax system with GILTI provisions effective in 2018, which applies an incremental tax on low taxed foreign income. The GILTI provisions require the Company to include in its U.S. income tax return any foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets.

The components of the Company’s income before income taxes are as follows:
໿

	2018	2017	2016
Loss before income taxes:
Domestic	$(59,233)	$(75,965)	$(53,868)
Foreign	16,005	18,444	14,056
Total	$(43,228)	$(57,521)	$(39,812)

The components of income tax provision for the years ended December 31, 2018, 2017 and 2016 are as follows:
໿

	2018	2017	2016
Current:
U.S. federal	$(5,882)	$(83)	$(2,110)
State	286	741	30
Foreign	10,621	12,711	8,099
Total	5,025	13,369	6,019

Deferred:
U.S. federal	(322)	—	(1,245)
State	3	1,097	—
Foreign	(2,671)	(6,664)	(5,321)
Total	(2,990)	(5,567)	(6,566)
Total income tax provision (benefit)	$2,035	$7,802	$(547)

The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2018, 2017 and 2016 as follows:

	% of Pretax Income
	2018	2017	2016
Tax provision based on the federal statutory rate	21.0%	35.0%	35.0%
Increase in valuation allowances	(34.8)	48.8	(58.5)
Global intangible low-taxed income inclusion	(6.6)	—	—
One-Time transition tax	(2.8)	(16.5)	—
Nondeductible expenses	(2.3)	(3.3)	(1.1)
Taxes related to distributions	(2.3)	—	—
Foreign income tax rate differential	(1.5)	—	3.1
Deemed income related to foreign operations	(1.5)	(4.1)	(8.4)
Foreign tax rate change	(1.4)	2.2	—
Employee share-based payments	0.1	(13.2)	—
Other	0.6	2.9	1.7
Deferred tax adjustments	0.9	(1.1)	13.0
State taxes, net of federal benefit, before valuation allowance	2.4	1.0	3.9
Return to provision adjustments	2.7	2.0	18.8
Foreign tax credits related to above	—	—	6.5
Other tax credits	5.1	—	—
U.S. Tax Cuts and Jobs Act - rate change adjustment	6.4	(65.9)	—
Uncertain tax positions and audit settlements	9.4	(1.4)	(25.1)
Foreign exchange loss	—	—	9.4
Impairment of definite lived intangibles	—	—	3.1
Effective tax rate	(4.6)%	(13.6)%	1.4%

The difference between the Company's effective tax rate for 2018 and the federal statutory rate was 25.6 percentage points. The difference in the effective rate is primarily due to the impact of the Tax Act, including adjustments related to the Tax Act, the new provisions for GILTI, tax credits, adjustments to uncertain tax positions related to statute of limitations expiration, as well as change in valuation allowances.

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

In 2018, there were no changes to the Company’s valuation allowance assertions. We continue to review results of operations and forecast estimates to determine if it is more likely than not that the deferred tax assets will be realized.

During the third quarter of 2017, the Company determined that it is more likely than not that the deferred tax assets related to Phenix Systems would not be realized based on the Company’s review of results from operations and other evidence.  During the fourth quarter of 2017, it was determined that it was more likely than not that Layerwise, located in Belgium, would realize benefits based on results from operations and utilization of existing net operating losses. There were no other changes to the Company’s valuation allowance assertions.

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

The components of the Company’s net deferred income tax assets and net deferred income tax liabilities at December 31, 2018 and 2017 are as follows:
໿

(in thousands)	2018	2017
Deferred income tax assets:
Intangibles	$22,530	$24,232
Stock options and restricted stock awards	5,916	5,988
Reserves and allowances	15,656	11,308
Net operating loss carryforwards	41,356	35,004
Tax credit carryforwards	13,669	10,908
Accrued liabilities	3,040	3,011
Deferred revenue	5,036	4,629
Valuation allowance	(95,398)	(80,796)
Total deferred income tax assets	11,805	14,284

Deferred income tax liabilities:
Intangibles	6,994	11,301
Property, plant and equipment	5,265	7,304
Liabilities related to distributions	997	—
Other	522	642
Total deferred income tax liabilities	13,778	19,247

Net deferred income tax liabilities	$(1,973)	$(4,963)

At December 31, 2018, $41,356 of the Company’s deferred income tax assets was attributable to $288,959 of gross net operating loss carryforwards, which consisted of $156,685 of loss carryforwards for U.S. federal income tax purposes, $122,497 of loss carryforwards for U.S. state income tax purposes and $9,777 of loss carryforwards for foreign income tax purposes.

At December 31, 2017, $35,004 of the Company’s deferred income tax assets was attributable to $237,186 of gross operating loss carryforwards, which consisted of $115,846 of loss carryforwards for U.S. federal income tax purposes, $101,563 of loss carryforwards for U.S. state income tax purposes and $19,777 of loss carryforwards for foreign income tax purposes.

The net operating loss carryforwards for U.S. federal income tax purposes begin to expire in 2035. The net operating loss carryforwards for U.S. state income tax purposes begin to expire in 2019. In addition, certain loss carryforwards for foreign income tax purposes begin to expire in 2019 and certain other loss carryforwards for foreign purposes do not expire.

At December 31, 2018, tax credit carryforwards included in the Company’s deferred income tax assets consisted of $2,934 of research and experimentation credit carryforwards for U.S. federal income tax purposes, $4,049 of research and experimentation tax credit carryforwards for U.S. state income tax purposes, $4,026 of foreign tax credits for U.S. federal income tax purposes, $474 of other U.S. federal tax credits, $915 of research and experimentation tax credit carryforwards for foreign income tax purposes and $729 of other state tax credits. Certain state research and experimentation and other state credits begin to expire in 2021. The Company has recorded a valuation allowance related to the U.S. federal and state tax credits.

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

Due to the one time transition tax, the Company’s previously unremitted earnings have now been subjected to U.S. federal income tax, although, other additional taxes such as, withholding tax, could be applicable. The Company intends to permanently reinvest its earnings outside the U.S. and as such, it has not provided for any additional taxes on approximately $92,876 of unremitted earnings. The Company believes the unrecognized deferred tax liability related to these earnings is approximately $14,000.

Including interest and penalties, the Company decreased its unrecognized benefits by $8,272 for the year ended December 31, 2018 and increased its unrecognized tax benefits by $2,993 for the year ended December 31, 2017. The decrease was primarily related to the release of unrecognized tax benefits due to the expiration of statute of limitations. The Company does not anticipate any additional unrecognized tax benefits during the next 12 months that would result in a material change to its consolidated financial position. The Company includes interest and penalties in the Consolidated Financial Statements as a component of income tax expense.

	Unrecognized Tax Benefits
(in thousands)	2018	2017	2016
Balance at January 1	$(18,310)	$(18,251)	$(8,296)
Increases related to prior year tax positions	(1,400)	(4,104)	(2,658)
Decreases related to prior year tax positions	8,272	4,045	—
Increases related to current year tax positions	(1,593)	—	(7,297)
Balance at December 31	$(13,031)	$(18,310)	$(18,251)

Tax years 2013 and 2014 remain subject to examination by the U.S. Internal Revenue Service for certain credit carryforwards, while 2015 through 2017 remain subject to examination by the U.S. Internal Revenue Service. State income tax returns are generally subject to examination for a period of three to four years after filing the respective tax returns. The impact on such tax returns of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in Australia (2014), Belgium (2015), Brazil (2013), China (2016), France (2015), Germany (2015), India (2014), Israel (2014), Italy (2013), Japan (2013), Korea (2013), Mexico (2013), Netherlands (2013), Switzerland (2013), the United Kingdom (2017) and Uruguay (2013).

The following presents the changes in the balance of the Company’s deferred income tax asset valuation allowance:

Year Ended	Item	Balance at beginning of year	Additions (reductions) charged to expense	Other	Balance at end of year
2018	Deferred income tax asset valuation allowance	$80,796	$14,602	$—	$95,398
2017	Deferred income tax asset valuation allowance	109,913	(28,071)	(1,046)	80,796
2016	Deferred income tax asset valuation allowance	107,312	20,450	(17,849)	109,913

Note 21 Segment Information

The Company operates as one segment and conducts its business through various offices and facilities located throughout the Americas region (United States, Canada, Brazil, Mexico and Uruguay), EMEA region (Belgium, France, Germany, Israel, Italy, the Netherlands, Switzerland and the United Kingdom), and Asia Pacific region (Australia, China, India, Japan and South Korea). The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.” Financial information concerning the Company’s geographical locations is based on the location of the selling entity.

For the year ended December 31, 2018, one customer accounted for approximately 13% of our consolidated revenue. No single customer accounted for more than 10% of our consolidated revenue for the years ended December 31, 2017 or 2016.

Summarized financial information concerning the Company’s geographical operations is shown in the following tables:

(in thousands)	2018	2017	2016
Revenue from unaffiliated customers:
United States	$332,611	$322,399	$329,553
Other Americas	8,154	11,377	11,332
EMEA	237,462	220,357	193,141
Asia Pacific	109,433	91,936	98,939
Total revenue	$687,660	$646,069	$632,965

(in thousands)	2018	2017	2016
Revenue by class of product and service:
Products	$259,124	$222,750	$238,011
Materials	170,091	168,846	156,839
Services	258,445	254,473	238,115
Total revenue	$687,660	$646,069	$632,965

໿

	Year Ended December 31, 2018
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$2,342	$59,206	$22,962	$84,510
EMEA	75,875	28,075	7,209	111,159
Asia Pacific	4,633	32	3,570	8,235
Total	$82,850	$87,313	$33,741	$203,904

	Year Ended December 31, 2017
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$2,169	$51,689	$20,388	$74,246
EMEA	70,709	19,098	4,945	94,752
Asia Pacific	2,790	174	3,936	6,900
Total	$75,668	$70,961	$29,269	$175,898

	Year Ended December 31, 2016
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$3,013	$39,839	$21,639	$64,491
EMEA	65,209	12,286	6,091	83,586
Asia Pacific	3,046	369	3,959	7,374
Total	$71,268	$52,494	$31,689	$155,451

(in thousands)	2018	2017	2016
Income (loss) from operations:
Americas	$(69,081)	$(79,429)	$(64,377)
EMEA	5,283	7,483	6,016
Asia Pacific	20,607	17,973	19,941
Total	$(43,191)	$(53,973)	$(38,420)

(in thousands)	2018	2017	2016
Depreciation and amortization:
Americas	$25,005	$25,484	$25,892
EMEA	30,191	31,135	29,946
Asia Pacific	4,097	5,422	4,697
Total	$59,293	$62,041	$60,535

(in thousands)	2018	2017	2016
Capital expenditures:
Americas	$19,668	$23,925	$8,172
EMEA	20,057	5,227	5,947
Asia Pacific	969	1,729	2,448
Total	$40,694	$30,881	$16,567

	At December 31,
(in thousands)	2018	2017	2016
Assets:
Americas	$284,676	$329,550	$345,412
EMEA	433,326	454,319	382,163
Asia Pacific	107,830	112,895	121,578
Total	$825,832	$896,764	$849,153

	At December 31,
(in thousands)	2018	2017	2016
Cash and cash equivalents:
Americas	$39,316	$51,475	$105,750
EMEA	41,581	52,642	44,877
Asia Pacific	29,101	32,227	34,320
Total	$109,998	$136,344	$184,947

Note 22 Commitments and Contingencies

The Company leases certain of its facilities and equipment under non-cancelable operating leases.  See Note 13.

Supply commitments totaled $54,972 and $83,305 as of December 31, 2018 and 2017, respectively. Commitments for printer assemblies and inventory items at December 31, 2018 and 2017 were $27,851 and $57,592, respectively. Commitments for operating costs and capital expenditures at December 31, 2018 and 2017 were $27,121 and $25,713, respectively.

Certain of the Company’s acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liability recorded for these earnouts as of December 31, 2018 and 2017 was $0 and $5,115, respectively.

Put Options

Owners of interests in the Robtec subsidiary have the right in certain circumstances to require the Company to acquire either a portion of or all of the remaining ownership interests held by them. The owners’ ability to exercise any such “put option” right is subject to the satisfaction of certain conditions, including conditions requiring notice in advance of exercise. In addition, these rights cannot be exercised prior to a specified exercise date. The exercise of these rights at their earliest contractual date would result in obligations of the Company to fund the related amounts in 2019.

Management estimates, assuming that the subsidiary owned by the Company at December 31, 2018, performs over the relevant future periods at its forecasted earnings levels, that these rights, if exercised, could require the Company, in future periods, to pay approximately $8,872 to the owners of such rights to acquire such ownership interests in the relevant subsidiary. This amount has been recorded as redeemable noncontrolling interests on the Consolidated Balance Sheet at December 31, 2018 and 2017. The ultimate amount payable relating to this transaction will vary because it is dependent on the future results of operations of the subject business.

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

Litigation

Derivative Litigation

Nine related derivative complaints have been filed by purported Company stockholders against certain of the Company’s former executive officers and members of its Board of Directors.  The Company is named as a nominal defendant in all nine actions. The derivative complaints are styled as follows: (1) Steyn v. Reichental, et al., Case No. 2015-CP-46-2225, filed on July 27, 2015 in the Court of Common Pleas for the 16th Judicial Circuit, County of York, South Carolina (“Steyn”); (2) Piguing v. Reichental, et al., Case No. 2015-CP-46-2396, filed on August 7, 2015 in the Court of Common Pleas for the 16th Judicial Circuit, County of York, South Carolina (“Piguing”); (3)Booth v. Reichental, et al., Case No. 15-692-RGA, filed on August 6, 2015 in the United States District Court for the District of Delaware; (4) Nally v. Reichental, et al., Case No. 15-cv-03756-MGL, filed on September 18, 2015 in the United States District Court for the District of South Carolina (“Nally”); (5) Gee v. Hull, et al., Case No. BC-610319, filed on February 17, 2016 in the Superior Court for the State of California, County of Los Angeles (“Gee”); (6) Foster v. Reichental, et al., Case No. 0:16-cv-01016-MGL, filed on April 1, 2016 in the United States District Court for the District of South Carolina (“Foster”); (7) Lu v. Hull, et al., Case No. BC629730, filed on August 5, 2016 in the Superior Court for the State of California, County of Los Angeles (“Lu”); (8) Howes v. Reichental, et al., Case No. 0:16-cv-2810-MGL, filed on August 11, 2016 in the United States District Court for the District of South Carolina (“Howes”); and (9) Ameduri v. Reichental, et al., Case No. 0:16-cv-02995-MGL, filed on September 1, 2016 in the United States District Court for the District of South Carolina (“Ameduri”). Steyn and Piguing were consolidated into one action styled as In re 3D Systems Corp. Shareholder Derivative Litig., Lead Case No. 2015-CP-46-2225 in the Court of Common Pleas for the 16th Judicial Circuit, County of York, South Carolina. Gee and Lu were consolidated into one action styled as Gee v. Hull, et al., Case No. BC610319 in the Superior Court for the State of California, County of Los Angeles. Nally, Foster, Howes, and Ameduri were consolidated into one action in the United States District Court for the District of South Carolina with Nally as the lead consolidated case.

The derivative complaints allege claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment and seek, among other things, monetary damages and certain corporate governance actions.

All of the derivative complaints listed above have been stayed.

The Company disputes these allegations and intends to defend the Company and its officers and directors vigorously.

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

With regard to Barranco I, the Hawaii district court, on February 28, 2014, denied the Company’s motion to dismiss and its motion to transfer venue to South Carolina for the convenience of the parties. However, the Hawaii court recognized that Barranco’s claims were all subject to mandatory and binding arbitration in Charlotte, North Carolina. The parties selected an arbitrator and arbitration took place in September 2015 in Charlotte, North Carolina.

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

On August 3, 2018, following an unsuccessful appeal to the federal court in the Western District of North Carolina and the United States Court of Appeals for the Fourth Circuit, the Company paid $9,127 of the Barranco I judgment, net setoff. On September 28, 2018, the parties filed a Consent Stipulation Resolving Motion for Setoff of Judgment, stipulating that subject only to vacatur or amendment reducing the Barranco II judgment in Barranco’s appeal to the Ninth Circuit related to the Barranco II action discussed below, the Barranco II judgment in the amount of $2,182 was setoff against the Barranco I judgment (“Stipulated Setoff”). The Company paid Barranco the $101 balance remaining due after the Stipulated Setoff.

With regard to Barranco II, the case was tried to a jury in Hawaii district court in May 2016, and on May 27, 2016 the jury found that the Company was not liable for either breach of contract or breach of the implied covenant of good faith and fair dealing.  Additionally, the jury found in favor of the Company on its counterclaim against Barranco and determined that Barranco violated his non-competition covenant with the Company. On March 30, 2018, the court entered Findings of Fact and Conclusions of Law and Order requiring Barranco to disgorge, and the Company recover, $523, representing all but four months of the full amount paid to Barranco as salary during his employment with the Company as well as a portion of the up front and buyout payments made to Barranco in connection with the purchase of certain web domains. In addition, the court ordered Barranco to pay pre-judgment interest to the Company to be calculated beginning as of his first breach of the non-competition covenant in August 2011. Judgment entered thereafter on April 2, 2018.

On September 13, 2018, the Hawaii district court entered its Amended Judgment in a Civil Case, awarding the Company a final amended judgment of $2,182. On September 19, 2018, Barranco filed an Amended Notice of Appeal. On January 13, 2019, Barranco filed Appellant’s Opening Brief in the Ninth Circuit. The Company’s Answering Brief is due March 15, 2019. Appellant’s optional Reply Brief is due 21 days thereafter. The Company intends to defend the appeal vigorously.

Export Controls and Government Contracts Compliance Matter

In October 2017 the Company received an administrative subpoena from the Bureau of Industry and Security of the Department of Commerce (“BIS”) requesting the production of records in connection with possible violations of U.S. export control laws, including with regard to its Quickparts.com, Inc. subsidiary. In addition, while collecting information responsive to the above-referenced subpoena, the Company identified potential violations of the International Traffic in Arms Regulations (“ITAR”) administered by the Directorate of Defense Trade Controls of the Department of State (“DDTC”) and potential violations of the Export Administration Regulations administered by the BIS.
On June 8, 2018 and thereafter, the Company submitted voluntary disclosures to BIS and DDTC identifying numerous potentially unauthorized exports of technical data, which supplemented an initial notice of voluntary disclosure that the Company submitted to DDTC in February 2018. The Company is conducting an internal review of its export control, trade sanctions, and government contracting compliance risks and potential violations; implementing associated compliance enhancements; and cooperating with DDTC and BIS, as well as the U.S. Departments of Justice, Defense and Homeland Security. Although the Company cannot predict the ultimate resolution of these matters, the Company has incurred and expects to continue to incur significant legal costs and other expenses in connection with responding to the U.S. government agencies.
Other

The Company is involved in various other legal matters incidental to its business. Although the Company cannot predict the results of the litigation with certainty, the Company believes that the disposition of all these various other legal matters will not have a material adverse effect, individually or in the aggregate, on its consolidated results of operations, consolidated statement of cash flows or consolidated financial position.

Note 23 Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive loss by component are as follows:

(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Liquidation of non-US entity and purchase of non-controlling interests	Total
Balance at December 31, 2016	$(50,738)	$(2,775)	$288	$(53,225)
Other comprehensive income (loss)	31,419	220	50	31,689
Balance at December 31, 2017	(19,319)	(2,555)	338	(21,536)
Other comprehensive income	(18,751)	(92)	—	(18,843)
Amounts reclassified from accumulated other comprehensive income	1,401	—	—	1,401
Balance at December 31, 2018	$(36,669)	$(2,647)	$338	$(38,978)

Amounts reclassified out of accumulated other comprehensive loss are as follows:

(in thousands)	2018	2017	Statement of Operations Caption
Currency translation adjustments:
Gain on dissolution	$1,401	$—	Interest and other expense, net

The amounts presented above are in other comprehensive loss and are net of taxes. For additional information about foreign currency translation, see Note 11. For additional information about the pension plan, see Note 16.

Note 24 Selected Quarterly Financial Data (unaudited)

The following tables set forth unaudited selected quarterly financial data:
໿

	2018
	Quarter Ended
(in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Consolidated revenue	$180,712	$164,511	$176,568	$165,869
Gross profit	82,553	77,810	86,162	77,869
Total operating expenses	89,572	88,794	93,884	95,335
Loss from operations	(7,019)	(10,984)	(7,722)	(17,466)
Provision for income taxes	(4,051)	1,593	2,539	1,954
Net loss attributable to 3D Systems	(4,136)	(11,550)	(8,862)	(20,957)
Basic and diluted net loss per share	$(0.04)	$(0.10)	$(0.08)	$(0.19)

	2017
	Quarter Ended
(in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Consolidated revenue	$177,264	$152,907	$159,467	$156,431
Gross profit	85,458	58,522	80,673	80,186
Total operating expenses	91,161	90,857	87,537	89,257
Loss from operations	(5,703)	(32,335)	(6,864)	(9,071)
Provision for income taxes	971	3,723	2,067	1,041
Net loss attributable to 3D Systems	(10,134)	(37,670)	(8,416)	(9,971)
Basic and diluted net income (loss) per share	$(0.08)	$(0.34)	$(0.08)	$(0.09)

	2016
	Quarter Ended
(in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Consolidated revenue	$165,937	$156,362	$158,111	$152,555
Gross profit	82,890	68,937	80,411	77,513
Total operating expenses	78,817	90,954	84,128	94,272
Income (loss) from operations	4,073	(22,017)	(3,717)	(16,759)
Provision (benefit) for income taxes	(1,212)	(2,214)	1,700	1,179
Net income (loss) attributable to 3D Systems	5,230	(21,213)	(4,648)	(17,788)
Basic and diluted net income (loss) per share	$0.05	$(0.19)	$(0.04)	$(0.16)

The sum of per share amounts for each of the quarterly periods presented does not necessarily equal the total presented for the year because each quarterly amount is independently calculated at the end of each period based on the net income (loss) available to common stockholders for such period and the weighted average shares of outstanding common stock for such period.

Note 25 Subsequent Events

There are no subsequent events except as disclosed within Note 12, Note 18 and Note 22.