Form 10-Q
period 2019-03-31
3D SYSTEMS CORP
filed 2019-05-07
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
_________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.) Yes ☐ No ☒

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	DDD	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Shares of Common Stock, par value $0.001, outstanding as of April 26, 2019: 116,690,851

3D SYSTEMS CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$157,260	$109,998
Accounts receivable, net of reserves — $8,111 (2019) and $8,423 (2018)	128,774	126,618
Inventories	137,919	133,161
Prepaid expenses and other current assets	29,345	27,697
Total current assets	453,298	397,474
Property and equipment, net(1)	100,171	103,252
Intangible assets, net	62,500	68,275
Goodwill	221,506	221,334
Right of use assets (1)	39,570	4,466
Deferred income tax asset	5,840	4,217
Other assets, net	27,504	26,814
Total assets	$910,389	$825,832
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long term debt	$5,000	$—
Current right of use liabilities (1)	12,184	654
Accounts payable	54,503	66,722
Accrued and other liabilities	56,336	59,265
Customer deposits	4,284	4,987
Deferred revenue	44,954	32,432
Total current liabilities	177,261	164,060
Long-term debt	94,387	25,000
Long-term right of use liabilities (1)	36,257	6,392
Deferred income tax liability	7,315	6,190
Other liabilities	42,439	39,331
Total liabilities	357,659	240,973
Redeemable noncontrolling interests	8,872	8,872
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 117,459 (2019) and 118,650 (2018)	118	117
Additional paid-in capital	1,354,683	1,355,503
Treasury stock, at cost — 2,219 shares (2019) and 2,946 shares (2018)	(16,056)	(15,572)
Accumulated deficit	(747,095)	(722,701)
Accumulated other comprehensive loss	(39,362)	(38,978)
Total 3D Systems Corporation stockholders' equity	552,288	578,369
Noncontrolling interests	(8,430)	(2,382)
Total stockholders’ equity	543,858	575,987
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$910,389	$825,832
(1) For comparative purposes, prior year finance lease assets have been reclassified from "Property and equipment, net" to "Right of use assets". Prior year finance lease liabilities have been reclassified as right of use liabilities.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(in thousands, except per share amounts)	2019	2018
Revenue:
Products	$92,347	$105,447
Services	59,633	60,422
Total revenue	151,980	165,869
Cost of sales:
Products	55,760	56,118
Services	30,515	31,882
Total cost of sales	86,275	88,000
Gross profit	65,705	77,869
Operating expenses:
Selling, general and administrative	65,107	69,452
Research and development	21,903	25,882
Total operating expenses	87,010	95,334
Loss from operations	(21,305)	(17,465)
Interest and other expense, net	(1,201)	(1,552)
Loss before income taxes	(22,506)	(19,017)
Provision for income taxes	(1,844)	(1,954)
Net loss	(24,350)	(20,971)
Less: net income (loss) attributable to noncontrolling interests	44	(16)
Net loss attributable to 3D Systems Corporation	$(24,394)	$(20,955)

Net loss per share available to 3D Systems Corporation common stockholders - basic and diluted	$(0.22)	$(0.19)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended March 31,
(in thousands, except per share amounts)	2019	2018
Net loss	$(24,350)	$(20,971)
Other comprehensive income (loss), net of taxes:
Pension adjustments	92	(17)
Foreign currency translation	(752)	7,416
Total other comprehensive income (loss), net of taxes:	(660)	7,399
Total comprehensive loss, net of taxes	(25,010)	(13,572)
Comprehensive income (loss) attributable to noncontrolling interests	24	(15)
Comprehensive loss attributable to 3D Systems Corporation	$(25,034)	$(13,557)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(24,350)	$(20,971)
Adjustments to reconcile net loss to net cash used in by operating activities:
Depreciation and amortization	13,144	15,186
Stock-based compensation	6,706	7,128
Provision for bad debts	219	1,017
Provision for deferred income taxes	(498)	(898)
Impairment of assets	180	1,411
Changes in operating accounts:
Accounts receivable	(2,928)	(3,774)
Inventories	(5,192)	(5,571)
Prepaid expenses and other current assets	354	(3,667)
Accounts payable	(11,987)	(647)
Deferred revenue and customer deposits	11,811	10,018
Accrued and other current liabilities	(5,531)	2,579
All other operating activities	2,914	(3,350)
Net cash used in operating activities	(15,158)	(1,539)
Cash flows from investing activities:
Purchases of property and equipment	(8,837)	(10,764)
Other investing activities	(37)	(230)
Net cash used in investing activities	(8,874)	(10,994)
Cash flows from financing activities:
Proceeds from borrowings	100,000	—
Repayment of borrowings/long term debt	(25,000)	—
Purchase of noncontrolling interest	(2,500)	—
Payments on earnout consideration	—	(2,675)
Other financing activities	(1,263)	(965)
Net cash provided by (used in) financing activities	71,237	(3,640)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	57	1,438
Net increase (decrease) in cash, cash equivalents and restricted cash	47,262	(14,735)
Cash, cash equivalents and restricted cash at the beginning of the period (a)	110,919	136,831
Cash, cash equivalents and restricted cash at the end of the period (a)	$158,181	$122,096

Supplemental cash flow information
Cash interest payments	$642	$119
Cash income tax payments, net	$4,862	$2,332
Transfer of equipment from inventory to property and equipment, net (b)	$154	$666
Transfer of equipment to inventory from property and equipment, net (c)	$—	$360

Noncash financing activity
Purchase of noncontrolling interest (d)	$(11,000)	$—

(a)
The amounts for cash and cash equivalents shown above include restricted cash of $921 and $794 as of March 31, 2019 and 2018, respectively, and $921 and $487 as of December 31, 2018, and 2017, respectively, which were included in other assets, net, in the condensed consolidated balance sheets.

(b)
Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training or demonstration or for placement into on demand manufacturing services locations.

(c)	In general, an asset is transferred from property and equipment, net, into inventory at its net book value when the Company has identified a potential sale for a used machine.

(d)	Purchase of noncontrolling interest to be paid in installments over a four year period recorded to Accrued and other liabilities and Other liabilities on the condensed consolidated balance sheet.
See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2018	$117	$1,355,503	$(15,572)	$(722,701)	$(38,978)	$578,369	$(2,382)	$575,987
Issuance (repurchase) of stock	1	—	(484)	—	—	(483)	—	(483)
Acquisition of non-controlling interest	—	(7,526)	—	—	256	(7,270)	(6,072)	(13,342)
Stock-based compensation expense	—	6,706	—	—	—	6,706	—	6,706
Net income (loss)	—	—	—	(24,394)	—	(24,394)	44	(24,350)
Pension adjustment	—	—	—	—	92	92	—	92
Foreign currency translation adjustment	—	—	—	—	(732)	(732)	(20)	(752)
Balance at March 31, 2019	$118	$1,354,683	$(16,056)	$(747,095)	$(39,362)	$552,288	$(8,430)	$543,858

	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2017	$115	$1,326,250	$(8,203)	$(677,772)	$(21,536)	$618,854	$(2,906)	$615,948
Issuance (repurchase) of stock	1	—	(838)	—	—	(837)	—	(837)
Cumulative impact of change in accounting policy	—	—	—	576	—	576	—	576
Stock-based compensation expense	—	7,128	—	—	—	7,128	—	7,128
Net income (loss)	—	—	—	(20,955)	—	(20,955)	(16)	(20,971)
Pension adjustment	—	—	—	—	(17)	(17)	—	(17)
Foreign currency translation adjustment	—	—	—	—	7,416	7,416	1	7,417
Balance at March 31, 2018	$116	$1,333,378	$(9,041)	$(698,151)	$(14,137)	$612,165	$(2,921)	$609,244

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

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”).

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions. Certain prior period amounts presented in the condensed consolidated financial statements and accompanying footnotes have been reclassified to conform to current year presentation.

All dollar amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

Recently Adopted Accounting Standards

On January 1, 2019, the Company adopted the Financial Accounting Standards Board ("FASB") ASU No. 2016-02, “Leases (Topic 842)”, which requires the recognition of right-of-use ("ROU") assets and related operating and finance lease liabilities on the balance sheet. The Company adopted ASU 2016-02 effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented.
As permitted under ASU 2016-02, the Company applied practical expedients that allowed it to not (1) reassess historical lease classifications, (2) recognize short-term leases on the balance sheet, nor (3) separate lease and non-lease components for its real estate leases.
As a result of the adoption of ASU 2016-02 on January 1, 2019, the Company recorded operating lease liabilities and ROU assets of $38,415. The adoption of ASU 2016-02 had an immaterial impact on the Company's condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2019. For additional information about leases, see Note 3.

Accounting Standards Issued But Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)," which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those of developing or obtaining internal-use software. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact the new standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The standard is effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual impairment tests performed on testing dates after January 1, 2017. The Company has elected not to adopt the provisions of this standard early but will re-evaluate as part of performing its 2019 impairment analysis.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which provides guidance regarding the measurement of credit losses for financial assets and certain other instruments that are not accounted for at fair value through net income, including trade and other receivables, debt securities, net investment in leases, and off-balance sheet credit exposures. The new guidance requires companies to replace the current incurred loss impairment methodology with a methodology that measures all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance expands the disclosure requirements regarding credit losses, including the credit loss methodology and credit quality indicators. ASU 2016-13 will be effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2019. Early adoption is permitted for annual reporting periods, including interim periods after December 15, 2018 and will be applied using a modified retrospective approach. The Company is evaluating the impact of adoption of this standard on its consolidated financial statements.

No other new accounting pronouncements, issued or effective during 2019, have had or are expected to have a significant impact on the Company’s consolidated financial statements.

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

At March 31, 2019, the Company had $132,416 of outstanding performance obligations. The Company expects to recognize approximately 94 percent of its remaining performance obligations as revenue within the next twelve months, an additional 3 percent by the end of 2020 and the balance thereafter.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer deposits and deferred revenues (contract liabilities) on the consolidated balance sheets. Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized at the time of invoicing, or unbilled receivables when revenue is recognized prior to invoicing. For most of the Company’s contracts, customers are invoiced when products are shipped or when services are performed resulting in billed accounts receivables for the remainder of the owed contract price. Unbilled receivables generally result from items being shipped where the customer has not been charged, but for which revenue had been recognized. In the Company’s on demand manufacturing business, customers may be required to pay in full before work begins on their orders, resulting in customer deposits. The Company typically bills in advance for installation, training and maintenance contracts as well as extended warranties, resulting in deferred revenue. Changes in contract asset and liability balances were not materially impacted by any other factors for the period ended March 31, 2019.

Through March 31, 2019, the Company recognized revenue of $15,411 related to our contract liabilities at January 1, 2019.

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

(3) Leases

The Company has various lease agreements for its facilities, equipment and vehicles with remaining lease terms ranging from one to twelve years. The Company determines if an arrangement contains a lease at inception. Some leases include the options to purchase, terminate or extend for one or more years; these options are included in the ROU asset and liability lease term when it is reasonably certain an option will be exercised. The Company's leases do not contain any material residual value guarantees or material restrictive covenants. Most of the Company's leases do not provide an implicit rate, therefore the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of the future lease payments.

Components of lease cost for the period ending March 31, 2019, were as follows:

(in thousands)	March 31, 2019
Operating lease cost	$3,789
Short-term lease cost	$24
Finance lease cost - interest expense	$115
Finance lease cost - amortization expense	$206

Balance sheet classifications at March 31, 2019 are summarized below:

	March 31, 2019
(in thousands)	Right of use assets	Current right of use liabilities	Long-term right of use liabilities
Operating Leases	$35,213	$11,503	$29,967
Finance Leases	4,357	681	6,290
Total	$39,570	$12,184	$36,257

The Company’s future minimum lease payments as of March 31, 2019 under operating lease and finance leases, with initial or remaining lease terms in excess of one year, were as follows:

	March 31, 2019
(in thousands)	Operating Leases	Finance Leases
Years ending March 31:
2020	$10,997	$842
2021	9,230	1,056
2022	7,252	772
2023	6,838	767
2024	5,744	760
Thereafter	9,504	5,987
Total lease payments	49,565	10,184
Less: imputed interest	(8,096)	(3,212)
Present value of lease liabilities	$41,469	$6,972

Supplemental cash flow information related to our operating leases for the period ending March 31, 2019, was as follows:

(in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$3,857
Operating cash outflow from finance leases	$115
Financing cash outflow from finance leases	$167

Weighted-average remaining lease terms and discount rate for our operating leases for the period ending March 31, 2019, were as follows:

	March 31, 2019
	Operating	Financing
Weighted-average remaining lease term	5.3 years	11.3 years
Weighted-average discount rate	6.49%	6.75%

(4) Inventories

Components of inventories at March 31, 2019 and December 31, 2018 are summarized as follows:

(in thousands)	2019	2018
Raw materials	$50,840	$49,624
Work in process	5,900	2,969
Finished goods and parts	81,179	80,568
Inventories	$137,919	$133,161

(5) Intangible Assets

Intangible assets, net, other than goodwill, at March 31, 2019 and December 31, 2018 are summarized as follows:

	2019			2018
(in thousands)	Gross (a)	Accumulated Amortization	Net	Gross (a)	Accumulated Amortization	Net	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Customer relationships	$102,975	$(69,717)	$33,258	$103,332	$(67,129)	$36,203	5
Acquired technology	53,304	(48,947)	4,357	52,691	(47,546)	5,145	2
Trade names	25,101	(18,316)	6,785	25,096	(17,669)	7,427	5
Patent costs	11,263	(8,705)	2,558	11,032	(8,382)	2,650	14
Trade secrets	19,295	(14,048)	5,247	19,374	(13,574)	5,800	3
Acquired patents	16,197	(13,552)	2,645	16,212	(13,160)	3,052	7
Other	26,486	(18,836)	7,650	26,551	(18,553)	7,998	1
Total intangible assets	$254,621	$(192,121)	$62,500	$254,288	$(186,013)	$68,275	5

(a) Change in gross carrying amounts consists primarily of charges for license and patent costs and foreign currency translation.

Amortization expense related to intangible assets was $5,520 for the quarter ended March 31, 2019 compared to $8,067 for the quarter ended March 31, 2018.

(6) Accrued and Other Liabilities

Accrued liabilities at March 31, 2019 and December 31, 2018 are summarized as follows:

(in thousands)	2019	2018
Compensation and benefits	$20,342	$23,787
Accrued taxes	15,688	17,246
Vendor accruals	8,354	6,895
Product warranty liability	3,518	3,788
Arbitration awards	2,256	2,256
Accrued professional fees	1,838	1,657
Accrued other	2,656	2,108
Royalties payable	1,647	1,417
Accrued interest	37	111
Total	$56,336	$59,265

Other liabilities at March 31, 2019 and December 31, 2018 are summarized as follows:

(in thousands)	2019	2018
Long term employee indemnity	$13,976	$13,609
Long term tax liability	4,250	4,168
Defined benefit pension obligation	8,367	8,518
Long term deferred revenue	6,959	8,121
Other long term liabilities	8,887	4,915
Total	$42,439	$39,331

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

The Company had $81,845 and $75,304 in notional foreign exchange contracts outstanding as of March 31, 2019 and December 31, 2018, respectively. The fair values of these contracts were not material.

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

(8) Borrowings

Credit Facility

On February 27, 2019, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a 5-year $100,000 senior secured term loan facility (the “Term Facility”) and a 5-year $100,000 senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facility”) The Senior Credit Facility replaced the Company's prior $150,000 5-year revolving, unsecured credit facility(the "Prior Credit Agreement"), which was terminated on February 27, 2019 in connection with the entry into the Senior Credit Facility. The proceeds of the Senior Credit Facility were used to refinance existing indebtedness of $25,000 outstanding under the Prior Credit Agreement and will be used to support working capital and for general corporate purposes. Subject to certain terms and conditions contained in the Revolving Facility, the Company has the right to request up to four increases to the amount of the Revolving Facility in an aggregate amount not to exceed $100,000. The Senior Credit Facility is scheduled to mature on February 26, 2024, at which time all amounts outstanding thereunder will be due and payable. However, the maturity date of the Revolving Facility may be extended at the election of the Company with the consent of the lenders subject to the terms set forth in the Senior Credit Facility.

Pursuant to the Senior Credit Facility, the guarantors guarantee, among other things, all of the obligations of the Company and each other guarantor under the Senior Credit Facility. From time to time, the Company may be required to cause additional domestic subsidiaries to become guarantors under the Senior Credit Facility.

The Senior Credit Facility contains customary covenants, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings and events of default. The Company was in compliance with all covenants at March 31, 2019 and December 31, 2018.

The payment of dividends on the Company’s common stock is restricted under provisions of the Senior Credit Facility, which limits the amount of cash dividends that the Company may pay in any one fiscal year to $30,000. The Company currently does not pay, and has not paid, any dividends on its common stock, and currently intends to retain any future earnings for use in its business.

The Company had a balance of $100,000 outstanding on the Term Facility at March 31, 2019 at an interest rate of 4.5%, with a $5,000 payment due in the next twelve months.

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

	Quarter Ended March 31,
(in thousands, except per share amounts)	2019	2018
Numerator for basic and diluted net loss per share:
Net loss attributable to 3D Systems Corporation	$(24,394)	$(20,955)

Denominator for basic and diluted net loss per share:
Weighted average shares	113,267	111,819

Net loss per share - basic and diluted	$(0.22)	$(0.19)

For the quarters ended March 31, 2019 and 2018, the effect of dilutive securities, including non-vested stock options and restricted stock awards/units, was excluded from the denominator for the calculation of diluted net loss per share because the Company recognized a net loss for the period and their inclusion would be anti-dilutive. Dilutive securities excluded were 5,534 for the quarter ended March 31, 2019 compared to 4,345 for the quarter ended March 31, 2018.

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

For the Company, the above standard applies to cash equivalents and Israeli severance funds. The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$64,203	$—	$—	$64,203
Israeli severance funds (b)	$—	$7,037	$—	$7,037

	Fair Value Measurements as of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$6,141	$—	$—	$6,141
Israeli severance funds (b)	$—	$6,822	$—	$6,822

(a)
Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

(b)
The Company partially funds the liability for its Israeli severance requirement through monthly deposits into fund accounts, the value of these contributions are recorded to non-current assets on the consolidated balance sheet.

The Company did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the quarter ended March 31, 2019.

In addition to the assets and liabilities included in the above table, certain of our assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes goodwill and other intangible assets measured at fair value for impairment assessment, in addition to redeemable noncontrolling interests. For additional discussion, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in the 2018 Form 10-K.

(11) Income Taxes

For the quarter ended March 31, 2019, the Company recorded expense of $1,844, resulting in an effective tax rate of 8.2%. For the quarter ended March 31, 2018, the Company recorded expense of $1,954, resulting in an effective tax rate of 10.3%. The difference between the statutory rate and the effective tax rate is driven from the impact of the change in valuation allowances that the Company has recorded in the US and other foreign jurisdictions for both periods.

Due to the one time transition tax, the majority of the Company’s previously unremitted earnings have now been subjected to U.S. federal income tax, although, other additional taxes such as withholding tax could be applicable. The Company continues to assert that its foreign earnings are indefinitely reinvested in our overseas operations. As such, it has not provided for any additional taxes on approximately $96,041 of unremitted earnings. The Company believes the unrecognized deferred tax liability related to these earnings is approximately $14,300.

Tax years 2013 and 2014 remain subject to examination by the U.S. Internal Revenue Service for certain credit carryforwards, while 2015 through 2017 remain subject to examination by the U.S. Internal Revenue Service. State income tax returns are generally subject to examination for a period of three to four years after filing the respective tax returns. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in Australia (2014), Belgium (2015), Brazil (2013), China (2016), France (2015), Germany (2015), India (2014), Israel (2014), Italy (2013), Japan (2014), Korea (2013), Mexico (2013), Netherlands (2013), Switzerland (2013), the United Kingdom (2017) and Uruguay (2014).

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

	Quarter Ended March 31,
(in thousands)	2019	2018
Revenue from unaffiliated customers:
United States	$71,398	$82,714
Other Americas	2,305	1,816
EMEA	59,644	57,421
Asia Pacific	18,633	23,918
Total revenue	$151,980	$165,869

	Quarter Ended March 31,
(in thousands)	2019	2018
Revenue by class of product and service:
Products	$50,917	$62,628
Materials	41,430	42,819
Services	59,633	60,422
Total revenue	$151,980	$165,869

	Quarter ended March 31, 2019
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$446	$16,708	$3,837	$20,991
EMEA	16,678	6,936	1,572	25,186
Asia Pacific	745	21	801	1,567
Total intercompany sales	$17,869	$23,665	$6,210	$47,744

	Quarter ended March 31, 2018
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$283	$15,979	$5,422	$21,684
EMEA	16,601	6,376	1,912	24,889
Asia Pacific	1,422	1	895	2,318
Total intercompany sales	$18,306	$22,356	$8,229	$48,891

	Quarter Ended March 31,
(in thousands)	2019	2018
(Loss) income from operations:
Americas	$(26,832)	$(19,981)
EMEA	2,917	(1,216)
Asia Pacific	2,610	3,732
Total	$(21,305)	$(17,465)

(13) Commitments and Contingencies

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

Management estimates, assuming that the subsidiary owned by the Company at March 31, 2019, performs over the relevant future periods at its forecasted earnings levels, that these rights, if exercised, could require the Company, in future periods, to pay approximately $8,872 to the owners of such rights to acquire such ownership interests in the relevant subsidiary. This amount has been recorded as redeemable noncontrolling interests on the Consolidated Balance Sheet at March 31, 2019 and December 31, 2018. The ultimate amount payable relating to this transaction will vary because it is dependent on the future results of operations of the subject business.

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

The Company disputes these allegations and intends to defend the Company and its former executive officers and directors vigorously.

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

With regard to Barranco II, the case was tried to a jury in Hawaii district court in May 2016, and on May 27, 2016 the jury found that the Company was not liable for either breach of contract or breach of the implied covenant of good faith and fair dealing.  Additionally, the jury found in favor of the Company on its counterclaim against Barranco and determined that Barranco violated his non-competition covenant with the Company. On March 30, 2018, the court entered Findings of Fact and Conclusions of Law and Order requiring Barranco to disgorge, and the Company recover, $523, representing all but four months of the full amount paid to Barranco as salary during his employment with the Company as well as a portion of the up front and buyout payments made to Barranco in connection with the purchase of certain web domains. In addition, the court ordered Barranco to pay pre-judgment interest to the Company to be calculated beginning as of his first breach of the non-competition covenant in August 2011. Judgment was entered thereafter on April 2, 2018.

On September 13, 2018, the Hawaii district court entered its Amended Judgment in a Civil Case, awarding the Company a final amended judgment of $2,182. On September 19, 2018, Barranco filed an Amended Notice of Appeal. On January 13, 2019, Barranco filed Appellant’s Opening Brief in the Ninth Circuit. On March 15, 2019, the Company filed its Answering Brief. On April 14, 2019, Barranco filed his Reply Brief. The Company intends to defend the appeal.

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
Other

The Company is involved in various other legal matters incidental to its business. Although the Company cannot predict the results of the litigation with certainty, the Company believes that the disposition of all these various other legal matters will not have a material adverse effect, individually or in the aggregate, on its consolidated results of operations, consolidated cash flows or consolidated financial position.

(14) Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive loss by component are as follows:

(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Liquidation of non-US entity and purchase of non-controlling interests	Total
Balance at December 31, 2018	$(36,669)	$(2,647)	$338	$(38,978)
Other comprehensive income (loss)	(732)	92	256	(384)
Balance at March 31, 2019	$(37,401)	$(2,555)	$594	$(39,362)

The amounts presented in the table above are in other comprehensive loss and are net of taxes. For additional information about foreign currency translation, see Note 7.

(15) Noncontrolling Interests

As of March 31, 2019, the Company owned approximately 70% of the capital and voting rights of Robtec, a service bureau and distributor of 3D printing and scanning products in Brazil. Robtec was acquired on November 25, 2014.

As of March 31, 2019, the Company owned 100% of the capital and voting rights of Easyway, a service bureau and distributor of 3D printing and scanning products in China. Approximately 65% of the capital and voting rights of Easyway were acquired on April 2, 2015, and an additional 5% of the capital and voting rights of Easyway were acquired on July 19, 2017 for $2,300. The remaining 30% of the capital and voting rights of Easyway were acquired on January 21, 2019 for $13,500 to be paid in installments over four years, with the first installment of $2,500 paid in March 2019.

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

Summary of First Quarter 2019 Financial Results

Total consolidated revenue for the quarter ended March 31, 2019 decreased by 8.4%, or $13.9 million, to $152.0 million, compared to $165.9 million for the quarter ended March 31, 2018. These results reflect a decrease primarily in printers revenue due to timing of large customer orders, as discussed below.

Healthcare revenue includes sales of products, materials and services for healthcare-related applications, including simulation, training, planning, anatomical models, surgical guides and instruments and medical and dental devices. For the quarter ended March 31, 2019, healthcare revenue decreased by 5.2%, to $50.0 million, and made up 32.9% of total revenue, compared to $52.7 million, or 31.8% of total revenue, for the quarter ended March 31, 2018. The decrease primarily reflects a decrease in printers sold to healthcare customers during the quarter which offset increases in both simulation and services revenues.

For the quarter ended March 31, 2019, total software revenue from products and services decreased by 7.6% to $20.8 million, and made up 13.7% of total revenue, compared to $22.5, or 13.6% of total revenue, for the quarter ended March 31, 2018.

Gross profit for the quarter ended March 31, 2019 decreased by 15.6%, or $12.2 million, to $65.7 million, compared to $77.9 million for the quarter ended March 31, 2018. Gross profit margin for the quarters ended March 31, 2019 and 2018 was 43.2% and 46.9%, respectively.

Operating expenses for the quarter ended March 31, 2019 decreased by 8.7%, or $8.3 million, to $87.0 million, compared to $95.3 million for the quarter ended March 31, 2018. Selling, general and administrative expenses for the quarter ended March 31, 2019 decreased by 6.3%, or $4.4 million, to $65.1 million, compared to $69.5 million for the quarter ended March 31, 2018. Research and development expenses for the quarter ended March 31, 2019 decreased by 15.4%, or $4.0 million, to $21.9 million, compared to $25.9 million for the quarter ended March 31, 2018.

Our operating loss for the quarter ended March 31, 2019 was $21.3 million, compared to an operating loss of $17.5 million for the quarter ended March 31, 2018.

For the quarters ended March 31, 2019 and 2018, we used $15.2 million and $1.5 million of cash from operations, respectively, as further discussed below. In total, our unrestricted cash balance at March 31, 2019 and December 31, 2018, was $157.3 million and $110.0 million, respectively. The higher cash balance was the result of our borrowing on the Senior Credit Facility, offset by repayment of amounts outstanding on the Prior Credit Agreement, investments in working capital and investments in our facilities and IT infrastructure. For information on the Senior Credit Facility and the Prior Credit Agreement, see Note 8 .

Results of Operations

Comparison of revenue by geographic region

The following table sets forth changes in revenue by geographic region for the quarters ended March 31, 2019 and 2018.

Table 1

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue — first quarter 2018	$84,530	51.0%	$57,421	34.6%	$23,918	14.4%	$165,869	100.0%
Change in revenue:
Volume	(13,065)	(15.5)%	6,432	11.2%	(3,629)	(15.2)%	(10,262)	(6.2)%
Price/Mix	2,520	3.0%	419	0.7%	(926)	(3.9)%	2,013	1.2%
Foreign currency translation	(282)	(0.3)%	(4,628)	(8.1)%	(730)	(3.1)%	(5,640)	(3.4)%
Net change	(10,827)	(12.8)%	2,223	3.9%	(5,285)	(22.1)%	(13,889)	(8.4)%
Revenue — first quarter 2019	$73,703	48.5%	$59,644	39.2%	$18,633	12.3%	$151,980	100.0%

Consolidated revenue decreased by 8.4%, predominantly driven by lower sales volume in the Americas and Asia Pacific regions and the unfavorable impact of foreign currency. The decrease in revenue was due to decreased volume for printers in the Americas and Asia-Pacific coupled with an unfavorable foreign currency impact in EMEA.

For the quarters ended March 31, 2019 and 2018, revenue from operations outside the U.S. was 53.0% and 50.1% of total revenue, respectively.

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

The following table sets forth the change in revenue by class for the quarters ended March 31, 2019 and 2018.

Table 2

(Dollars in thousands)	Products		Materials		Services		Total
Revenue — first quarter 2018	$62,628	37.8%	$42,819	25.8%	$60,422	36.4%	$165,869	100.0%
Change in revenue:
Volume	(11,712)	(18.7)%	170	0.4%	1,280	2.1%	(10,262)	(6.2)%
Price/Mix	2,096	3.3%	(83)	(0.2)%	—	—%	2,013	1.2%
Foreign currency translation	(2,095)	(3.3)%	(1,476)	(3.4)%	(2,069)	(3.4)%	(5,640)	(3.4)%
Net change	(11,711)	(18.7)%	(1,389)	(3.2)%	(789)	(1.3)%	(13,889)	(8.4)%
Revenue — first quarter 2019	$50,917	33.5%	$41,430	27.3%	$59,633	39.2%	$151,980	100.0%

Consolidated revenue decreased 8.4%, predominantly driven by lower sales volume from the products category. The positive impact from mix was offset by the unfavorable impact of foreign currency.

The products revenue decrease was driven by the impact of timing of orders from a large enterprise customer. For the quarters ended March 31, 2019 and 2018, revenue from printers contributed $28.0 million and $39.3 million, respectively. Software revenue included in the products category, including scanners and haptic devices, contributed $10.0 million and $11.7 million for the quarters ended March 31, 2019 and 2018, respectively.

Materials revenue decreased mainly due to the unfavorable impact of foreign currency.

Services revenue decreased due to the unfavorable impact of foreign currency translation, partially offset by higher sales volume with healthcare customers. For the quarters ended March 31, 2019 and 2018, revenue from on demand manufacturing services contributed $22.6 million and $25.6 million, respectively. For the quarters ended March 31, 2019 and 2018, software services revenue contributed $10.8 million and $10.9 million, respectively.

Gross profit and gross profit margins

The following tables set forth gross profit and gross profit margins for the quarters ended March 31, 2019 and 2018.

Table 3

	Quarter Ended March 31,
	2019		2018		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	7,750	15.2%	18,676	29.8%	(10,926)	(58.5)%	(14.6)	(49.0)%
Materials	28,837	69.6%	30,653	71.6%	(1,816)	(5.9)%	(2.0)	(2.8)%
Services	29,118	48.8%	28,540	47.2%	578	2.0%	1.6	3.4%
Total	$65,705	43.2%	$77,869	46.9%	$(12,164)	(15.6)%	(3.7)	(7.9)%

The decrease in total consolidated gross profit is due to the decrease in product sales, primarily lower sales of printers.

Products gross profit margin decreased primarily due to under absorption of supply chain overhead resulting from lower production, in addition to the impact of the mix of sales. Materials gross profit margin decreased as a result of the mix of sales . A favorable mix of sales towards higher gross profit margin service offerings and an increased focus on printer and professional services pricing drove services gross profit margin improvements. As a result of lower revenue, on demand manufacturing services gross profit margin decreased to 36.7% for the quarter ended March 31, 2019 compared to 38.7% for the quarter ended March 31, 2018.

Operating expenses

The following tables sets forth the components of operating expenses for the quarters ended March 31, 2019 and 2018.

Table 4

	Quarter Ended March 31,
	2019		2018		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	65,107	42.8%	69,452	41.9%	(4,345)	(6.3)%
Research and development expenses	21,903	14.4%	25,882	15.6%	(3,979)	(15.4)%
Total operating expenses	$87,010	57.2%	$95,334	57.5%	$(8,324)	(8.7)%

Selling, general and administrative expenses decreased primarily due to ongoing cost optimization efforts, and lower amortization and bad debt expense.

Research and development expenses decreased as we have completed projects related to new products brought to market in 2018.

Loss from operations

The following table sets forth (loss) income from operations by geographic region for the quarters ended March 31, 2019 and 2018.

Table 5

	Quarter Ended March 31,
(Dollars in thousands)	2019	2018
(Loss) income from operations:
Americas	(26,832)	(19,981)
EMEA	2,917	(1,216)
Asia Pacific	2,610	3,732
Total	$(21,305)	$(17,465)

See “Comparison of revenue by geographic region,” “Gross profit and gross profit margins” and “Operating expenses” above.

Interest and other income (expense), net

The following table sets forth the components of interest and other (expense) income, net, for the quarters ended March 31, 2019 and 2018.

Table 6

	Quarter Ended March 31,
(Dollars in thousands)	2019	2018
Interest and other income (expense), net:
Foreign exchange gain (loss)	(1,039)	77
Interest expense	(576)	(6)
Other income (expense), net	414	(1,623)
Total interest and other income (expense), net	$(1,201)	$(1,552)

The decrease for the quarter ended March 31, 2019, as compared to the quarter ended March 31, 2018, was primarily driven by unfavorable impact from foreign exchange in the current year and higher interest expense related to the Senior Credit Facility, partially off-set by an adjustment to the fair value of certain cost method investments in the prior year.

Net loss attributable to 3D Systems

The following tables set forth the primary components of net loss attributable to 3D Systems for the quarters ended March 31, 2019 and 2018.

Table 7

	Quarter Ended March 31,
(Dollars in thousands)	2019	2018	Change
Loss from operations	$(21,305)	$(17,465)	$(3,840)
Other non-operating items:
Interest and other expense, net	(1,201)	(1,552)	351
Provision for income taxes	(1,844)	(1,954)	110
Net loss	(24,350)	(20,971)	(3,379)
Less: net income (loss) attributable to noncontrolling interests	44	(16)	60
Net loss attributable to 3D Systems Corporation	$(24,394)	$(20,955)	$(3,439)

The increase in net loss for the quarter ended March 31, 2019 as compared to the quarter ended March 31, 2018 was primarily driven by an increase in loss from operations. See “Gross profit and gross profit margins” and “Operating expenses” above.

Liquidity and Capital Resources

Table 8

			Change
(Dollars in thousands)	March 31, 2019	December 31, 2018	$	%
Cash and cash equivalents	$157,260	$109,998	$47,262	43.0%
Accounts receivable, net	128,774	126,618	2,156	1.7%
Inventories	137,919	133,161	4,758	3.6%
	423,953	369,777	54,176
Less:
Current portion of long term debt	5,000	—	5,000	—%
Current right of use liabilities	12,184	654	11,530	1763.0%
Accounts payable	54,503	66,722	(12,219)	(18.3)%
Accrued and other liabilities	56,336	59,265	(2,929)	(4.9)%
	128,023	126,641	1,382
Operating working capital	$295,930	$243,136	$52,794	21.7%

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

Cash flow from operations, cash and cash equivalents, and other sources of liquidity such as bank credit facilities and issuing equity or debt securities, are expected to be available and sufficient to meet foreseeable cash requirements. During the first quarter of 2019, we entered into a 5-year $100.0 million senior secured term loan facility (the “Term Facility”) and a 5-year $100.0 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facility”), which replaced the Company's prior $150.0 million 5-year revolving, unsecured credit facility (the "Prior Credit Agreement"), which was terminated in connection with entry into the Senior Credit Facility. Borrowings under the Senior Credit Facility were used to refinance existing indebtedness of $25,000 outstanding under the Prior Credit Agreement and will be used to support working capital and for general corporate purposes. For additional information on the Senior Credit Facility and the Prior Credit Agreement, see Note 8.

Cash held outside the U.S. at March 31, 2019 was $67.4 million, or 42.8% of total cash and equivalents, compared to $73.3 million, or 66.7% of total cash and equivalents at December 31, 2018. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash flow” discussion below.

Days’ sales outstanding (DSO) was 76 at March 31, 2019, compared to 69 days for the year at December 31, 2018. The increase in DSO is due primarily to the billings for the annual maintenance renewals in our software and services business. Accounts receivable more than 90 days past due decreased to 7.1% of gross receivables at March 31, 2019, from 8.9% at December 31, 2018. We review specific receivables periodically to determine the appropriate reserve for accounts receivable.

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

Cash flow

The following tables set forth components of cash flow for the quarters ended March 31, 2019 and 2018.

Table 9

	Quarter Ended March 31,
(Dollars in thousands)	2019	2018
Net cash used in operating activities	$(15,158)	$(1,539)
Net cash used in investing activities	(8,874)	(10,994)
Net cash provided by (used in) financing activities	71,237	(3,640)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	57	1,438
Net increase (decrease) in cash, cash equivalents and restricted cash	$47,262	$(14,735)

Cash flow from operations

Table 10

	Quarter Ended March 31,
(Dollars in thousands)	2019	2018
Net loss	$(24,350)	$(20,971)
Non-cash charges	19,751	23,844
Changes in working capital and all other operating assets	(10,559)	(4,406)
Net cash used in operating activities	$(15,158)	$(1,539)

Cash used in operating activities for the quarter ended March 31, 2019 was $15.2 million and cash used in operating activities for the quarter ended March 31, 2018 was $1.5 million. Drivers of operating cash outflows were net loss and cash used in working capital partially offset by non-cash charges.

Excluding non-cash charges, net loss used cash of $4.6 million for the quarter ended March 31, 2019 and provided cash of $2.9 million for the quarter ended March 31, 2018. Non-cash charges generally consist of depreciation, amortization, and stock-based compensation.

Working capital requirements used cash of $10.6 million for the quarter ended March 31, 2019 and $4.4 million for the quarter ended March 31, 2018. In the quarter ended March 31, 2019, drivers of working capital related cash outflows were lower accounts payable, lower accrued liabilities and investments in inventory to support of new product commercialization, partially offset by an increase deferred revenues related to software and system maintenance contracts. In the quarter ended March 31, 2018, cash outflows were driven by an increases in accounts receivable, inventory and other current assets, partially offset by an increase in deferred revenues.

Cash flow from investing activities

Table 11

	Quarter Ended March 31,
(Dollars in thousands)	2019	2018
Purchases of property and equipment	$(8,837)	$(10,764)
Other investing activities	(37)	(230)
Net cash used in investing activities	$(8,874)	$(10,994)

The primary outflow of cash relates to investments in our facilities including our customer innovation centers and healthcare and on-demand facilities as well as continued investments in our IT infrastructure.

Cash flow from financing activities

Table 12

	Quarter Ended March 31,
(Dollars in thousands)	2019	2018
Proceeds from borrowings	$100,000	$—
Repayment of borrowings/long term debt	(25,000)	—
Purchase of noncontrolling interest	(2,500)	—
Payments on earnout consideration	—	(2,675)
Other financing activities	(1,263)	(965)
Net cash provided by (used in) financing activities	$71,237	$(3,640)

Cash provided by financing activities was $71.2 million for the quarter ended March 31, 2019 and cash used in financing was $3.6 million for the quarter ended March 31, 2018. The primary inflow of cash for the quarter ended March 31, 2019 relates to borrowing on the Term Facility, partially offset by the repayment of the Prior Credit Facility.

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

Except for the accounting policies related to lease accounting that were updated as a result of adopting ASC Topic 842, there have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K"), filed with the Securities and Exchange Commission ("SEC") on February 28, 2019, that have had a material impact on our condensed consolidated financial statements and related notes.

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

Forward-looking statements are based upon management’s beliefs, assumptions and current expectations concerning future events and trends, using information currently available, and are necessarily subject to uncertainties, many of which are outside our control. Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not, and should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include without limitation:

•	competitive industry pressures;

•	our ability to deliver products that meet changing technology and customer needs;

•	our ability to identify strategic acquisitions, to integrate such acquisitions into our business without disruption and to realize the anticipated benefits of such acquisitions;

•	impact of future write-off or write-downs of intangible assets;

•	our ability to acquire and enforce intellectual property rights and defend such rights against third party claims;

•	our ability to protect our intellectual property rights and confidential information, including our digital content, from third-party infringers or unauthorized copying, use or disclosure;

•	failure of our information technology infrastructure or inability to protect against cyber-attack;

•	our ability to generate net cash flow from operations;

•	our ability to obtain additional financing on acceptable terms;

•	our ability to comply with the covenants in our borrowing agreements;

•	impact of global economic, political and social conditions and financial markets on our business;

•	fluctuations in our gross profit margins, operating income or loss and/or net income or loss;

•	our ability to efficiently conduct business outside the U.S.;

•	our dependence on our supply chain for components and sub-assemblies used in our 3D printers and other products and for raw materials used in our print materials;

•	our ability to manage the costs and effects of litigation, investigations or similar matters involving us or our subsidiaries;

•	product quality problems that result in decreased sales and operating margin, product returns, product liability, warranty or other claims;

•	our ability to retain our key employees and to attract and retain new qualified employees, while controlling our labor costs;

•	our exposure to product liability claims and other claims and legal proceedings;

•	disruption in our management information systems for inventory management, distribution, and other key functions;

•	compliance with U.S. and other anti-corruption laws, data privacy laws, trade controls, economic sanctions, and similar laws and regulations;

•	changes in, or interpretation of, tax rules and regulations; and

•	compliance with, and related expenses and challenges concerning, conflict-free minerals regulations; and

•
the other factors discussed in the reports we file with or furnishes to the SEC from time to time, including the risks and important factors set forth in additional detail in Item 1A. “Risk Factors” in the 2018 Form 10-K.

Certain of these and other factors are discussed in more detail in Item 1A. “Risk Factors” in the 2018 Form 10-K and this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise. All subsequent written or oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by the cautionary statements referenced above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks at December 31, 2018, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in the 2018 Form10-K. During the first three months of 2019, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2018.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

Item 1A. Risk Factors.

The Senior Credit Facility contains restrictive covenants, which could limit our business and financing activities.

On February 27, 2019, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into the Senior Credit Facility. The Senior Credit Facility includes customary covenants that impose restrictions on our business and financing activities, subject to certain exceptions or the consent of the lenders, including financial covenants, limitations on liens, limitations on the incurrence of debt and distributions, covenants to preserve corporate existence and comply with laws, and covenants regarding the use of proceeds of the Senior Credit Facility. Specifically, under the Senior Credit Facility, we are required to maintain a certain consolidated total leverage ratio and a minimum interest coverage ratio. Our ability to comply with these covenants, including the financial ratios, may be adversely affected by operational, economic, financial and industry conditions. A breach of any covenant or restriction contained in the Senior Credit Facility could result in a default. If any such default occurs, and we are not able to obtain a waiver or enter into an amendment to the Senior Credit Facility, the lenders may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable thereunder, to be immediately due and payable. Further, following an event of default under the Senior Credit Facility, the lenders will have the right to proceed against the collateral granted to them to secure that debt. If the debt under the Senior Credit Facility were to be accelerated, our assets may not be sufficient to repay in full that debt that may become due as a result of that acceleration.

For more information regarding the restrictive covenants, including the financial covenants, included in the Senior Credit Facility, see Part II Item 9B in our Form 10-K.

There have been no other material changes to the risk factors as previously disclosed in the 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the quarter ended March 31, 2019:

	Total number of shares (or units) purchased		Average price paid per share (or unit)
Shares delivered or withheld pursuant to restricted stock awards
January 1, 2019 - January 31, 2019	—		—
February 1, 2019 - February 28, 2019	12,291		13.22
March 1, 2019 - March 31, 2019	26,709		11.54
	39,000	(a)	12.07	(b)

(a)	Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.

(b)	The average price paid reflects the average market value of shares withheld for tax purposes.

Item 6. Exhibits.

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

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

10.1*
Transition Agreement between 3D Systems Corporation and John N. McMullen, dated as of March 14, 2019. (Incorporated by reference to Exhibit 10.1 to Registrant's current report on Form 8-K filed on March 14, 2019.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 7, 2019.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 7, 2019.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2019.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2019.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: May 7, 2019