Form 10-Q
period 2019-06-30
3D SYSTEMS CORP
filed 2019-08-07
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to____________

Commission File No. 001-34220
__________________________

3D SYSTEMS CORPORATION
(Exact name of Registrant as specified in its Charter)
__________________________

Delaware	95-4431352
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

333 Three D Systems Circle
Rock Hill	South Carolina	29730
(Address of Principal Executive Offices and Zip Code)

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
Shares of Common Stock, par value $0.001, outstanding as of July 29, 2019: 118,152,271

3D SYSTEMS CORPORATION
Form 10-Q
For the Quarter and Six Months Ended June 30, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$150,397	$109,998
Accounts receivable, net of reserves — $8,509 (2019) and $8,423 (2018)	114,093	126,618
Inventories	133,936	133,161
Prepaid expenses and other current assets	29,471	27,697
Total current assets	427,897	397,474
Property and equipment, net (1)	97,664	103,252
Intangible assets, net	57,267	68,275
Goodwill	222,293	221,334
Right of use assets (1)	37,626	4,466
Deferred income tax asset	5,420	4,217
Other assets, net	29,384	26,814
Total assets	$877,551	$825,832
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long term debt	$4,050	$—
Current right of use liabilities (1)	11,451	654
Accounts payable	59,197	66,722
Accrued and other liabilities	59,730	59,265
Customer deposits	4,882	4,987
Deferred revenue	41,690	32,432
Total current liabilities	181,000	164,060
Long-term debt	75,378	25,000
Long-term right of use liabilities (1)	35,273	6,392
Deferred income tax liability	6,541	6,190
Other liabilities	42,041	39,331
Total liabilities	340,233	240,973
Redeemable noncontrolling interests	8,872	8,872
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 120,506 (2019) and 118,650 (2018)	120	117
Additional paid-in capital	1,361,569	1,355,503
Treasury stock, at cost — 3,182 shares (2019) and 2,946 shares (2018)	(16,519)	(15,572)
Accumulated deficit	(771,025)	(722,701)
Accumulated other comprehensive loss	(37,313)	(38,978)
Total 3D Systems Corporation stockholders' equity	536,832	578,369
Noncontrolling interests	(8,386)	(2,382)
Total stockholders’ equity	528,446	575,987
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$877,551	$825,832
(1) For comparative purposes, prior year finance lease assets have been reclassified from "Property and equipment, net" to "Right of use assets." Prior year finance lease liabilities have been reclassified as right of use liabilities.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Revenue:
Products	$93,758	$110,785	$186,105	$216,231
Services	63,514	65,783	123,147	126,206
Total revenue	157,272	176,568	309,252	342,437
Cost of sales:
Products	53,005	57,500	108,765	113,618
Services	30,968	32,906	61,483	64,788
Total cost of sales	83,973	90,406	170,248	178,406
Gross profit	73,299	86,162	139,004	164,031
Operating expenses:
Selling, general and administrative	71,654	71,172	136,761	140,625
Research and development	20,811	22,712	42,714	48,594
Total operating expenses	92,465	93,884	179,475	189,219
Loss from operations	(19,166)	(7,722)	(40,471)	(25,188)
Interest and other (expense) income, net	(2,755)	1,661	(3,957)	108
Loss before income taxes	(21,921)	(6,061)	(44,428)	(25,080)
Provision for income taxes	(1,938)	(2,539)	(3,782)	(4,493)
Net loss	(23,859)	(8,600)	(48,210)	(29,573)
Less: net income attributable to noncontrolling interests	70	262	114	246
Net loss attributable to 3D Systems Corporation	$(23,929)	$(8,862)	$(48,324)	$(29,819)

Net loss per share available to 3D Systems Corporation common stockholders - basic and diluted	$(0.21)	$(0.08)	$(0.43)	$(0.27)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net loss	$(23,859)	$(8,600)	$(48,210)	$(29,573)
Other comprehensive income (loss), net of taxes:
Pension adjustments	24	164	116	147
Foreign currency translation	1,999	(18,612)	1,247	(11,196)
Total other comprehensive income (loss), net of taxes:	2,023	(18,448)	1,363	(11,049)
Total comprehensive loss, net of taxes	(21,836)	(27,048)	(46,847)	(40,622)
Comprehensive income attributable to noncontrolling interests	44	554	68	539
Comprehensive loss attributable to 3D Systems Corporation	$(21,880)	$(27,602)	$(46,915)	$(41,161)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(48,210)	$(29,573)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,574	29,948
Stock-based compensation	13,592	13,734
Provision for bad debts	1,169	1,356
Loss on the disposition of property, equipment and other assets	1,103	—
Provision for deferred income taxes	(852)	(2,287)
Impairment of assets	1,728	1,411
Changes in operating accounts:
Accounts receivable	11,213	(3,384)
Inventories	(3,124)	(14,937)
Prepaid expenses and other current assets	(1,494)	(6,739)
Accounts payable	(7,560)	2,762
Deferred revenue and customer deposits	9,300	4,268
Accrued and other current liabilities	(2,333)	14,940
All other operating activities	2,445	(2,328)
Net cash provided by operating activities	3,551	9,171
Cash flows from investing activities:
Purchases of property and equipment	(14,353)	(18,095)
Other investing activities	105	(514)
Net cash used in investing activities	(14,248)	(18,609)
Cash flows from financing activities:
Proceeds from borrowings	100,000	—
Repayment of borrowings/long term debt	(45,000)	—
Purchase of noncontrolling interest	(2,500)	—
Payments on earnout consideration	—	(2,675)
Other financing activities	(1,898)	(2,148)
Net cash provided by (used in) financing activities	50,602	(4,823)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	517	(2,502)
Net increase (decrease) in cash, cash equivalents and restricted cash	40,422	(16,763)
Cash, cash equivalents and restricted cash at the beginning of the period (a)	110,919	136,831
Cash, cash equivalents and restricted cash at the end of the period (a)	$151,341	$120,068

Supplemental cash flow information
Cash interest payments	$1,975	$236
Cash income tax payments, net	$6,739	$3,925
Transfer of equipment from inventory to property and equipment, net (b)	$2,034	$3,618
Transfer of equipment to inventory from property and equipment, net (c)	$29	$369

Noncash financing activity
Purchase of noncontrolling interest (d)	$(11,000)	$—

(a)
The amounts for cash and cash equivalents shown above include restricted cash of $944 and $755 as of June 30, 2019 and 2018, respectively, and $921 and $487 as of December 31, 2018, and 2017, respectively, which were included in Other assets, net, in the condensed consolidated balance sheets.

(b)
Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training or demonstration or for placement into on demand manufacturing services locations.

(c)	In general, an asset is transferred from Property and equipment, net, into inventory at its net book value when the Company has identified a potential sale for a used machine.

(d)	Purchase of noncontrolling interest to be paid in installments over a four-year period recorded to Accrued and other liabilities and Other liabilities on the condensed consolidated balance sheets.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Quarters Ended
	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
March 31, 2019	$118	$1,354,683	$(16,056)	$(747,096)	$(39,362)	$552,287	$(8,430)	$543,857
Issuance (repurchase) of stock	2	—	(463)	—	—	(461)	—	(461)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	6,886	—	—	—	6,886	—	6,886
Net income (loss)	—	—	—	(23,929)	—	(23,929)	70	(23,859)
Pension adjustment	—	—	—	—	24	24	—	24
Foreign currency translation adjustment	—	—	—	—	2,025	2,025	(26)	1,999
June 30, 2019	$120	$1,361,569	$(16,519)	$(771,025)	$(37,313)	$536,832	$(8,386)	$528,446

March 31, 2018	$116	$1,333,378	$(9,041)	$(698,153)	$(14,137)	$612,163	$(2,921)	$609,242
Issuance (repurchase) of stock	—	—	(966)	—	—	(966)	—	(966)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	6,606	—	—	—	6,606	—	6,606
Net income (loss)	—	—	—	(8,862)	—	(8,862)	262	(8,600)
Pension adjustment	—	—	—	—	164	164	—	164
Foreign currency translation adjustment	—	—	—	—	(18,905)	(18,905)	292	(18,613)
June 30, 2018	$116	$1,339,984	$(10,007)	$(707,015)	$(32,878)	$590,200	$(2,367)	$587,833

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Unaudited)

	Six Months Ended
	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
December 31, 2018	$117	$1,355,503	$(15,572)	$(722,701)	$(38,978)	$578,369	$(2,382)	$575,987
Issuance (repurchase) of stock	3	—	(947)	—	—	(944)	—	(944)
Acquisition of non-controlling interest	—	(7,526)	—	—	256	(7,270)	(6,072)	(13,342)
Stock-based compensation expense	—	13,592	—	—	—	13,592	—	13,592
Net income (loss)	—	—	—	(48,324)	—	(48,324)	114	(48,210)
Pension adjustment	—	—	—	—	116	116	—	116
Foreign currency translation adjustment	—	—	—	—	1,293	1,293	(46)	1,247
June 30, 2019	$120	$1,361,569	$(16,519)	$(771,025)	$(37,313)	$536,832	$(8,386)	$528,446

December 31, 2017	$115	$1,326,250	$(8,203)	$(677,772)	$(21,536)	$618,854	$(2,906)	$615,948
Issuance (repurchase) of stock	1	—	(1,804)	—	—	(1,803)	—	(1,803)
Cumulative impact of change in accounting policy	—	—	—	576	—	576	—	576
Stock-based compensation expense	—	13,734	—	—	—	13,734	—	13,734
Net income (loss)	—	—	—	(29,819)	—	(29,819)	246	(29,573)
Pension adjustment	—	—	—	—	147	147	—	147
Foreign currency translation adjustment	—	—	—	—	(11,489)	(11,489)	293	(11,196)
June 30, 2018	$116	$1,339,984	$(10,007)	$(707,015)	$(32,878)	$590,200	$(2,367)	$587,833

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions. Certain prior period amounts presented in the condensed consolidated financial statements and accompanying footnotes have been reclassified to conform to current year presentation.

All dollar amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

Recently Adopted Accounting Standards

On January 1, 2019, the Company adopted the Financial Accounting Standards Board ("FASB") ASU No. 2016-02, “Leases (Topic 842),” which requires the recognition of right-of-use ("ROU") assets and related operating and finance lease liabilities on the balance sheet. The Company adopted ASU 2016-02 effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented.
As permitted under ASU 2016-02, the Company applied practical expedients that allowed it to not (1) reassess historical lease classifications, (2) recognize short-term leases on the balance sheet, nor (3) separate lease and non-lease components for its real estate leases.
As a result of the adoption of ASU 2016-02 on January 1, 2019, the Company recorded operating lease liabilities and ROU assets of $38,415. The adoption of ASU 2016-02 had an immaterial impact on the Company's condensed consolidated statement of operations and condensed consolidated statement of cash flows for the six months ended June 30, 2019. For additional information about leases, see Note 3.

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

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which provides guidance regarding the measurement of credit losses for financial assets and certain other instruments that are not accounted for at fair value through net income, including trade and other receivables, debt securities, net investment in leases, and off-balance sheet credit exposures. The new guidance requires companies to replace the current incurred loss impairment methodology with a methodology that measures all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance expands the disclosure requirements regarding credit losses, including the credit loss methodology and credit quality indicators. In May 2019, the FASB issued ASU 2019-05, "Financial Instruments—Credit Losses (Topic 326)," which provides transition relief to entities adopting ASU 2016-13 by allowing entities to elect the fair value option on certain financial instruments. ASU 2016-13 will be effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2019. Early adoption is permitted for annual reporting periods, including interim periods after December 15, 2018 and will be applied using a modified retrospective approach. The Company is evaluating the impact of adoption of this standard on its consolidated financial statements.

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

At June 30, 2019, the Company had $128,384 of outstanding performance obligations. The Company expects to recognize approximately 93 percent of its remaining performance obligations as revenue within the next twelve months, an additional 3 percent by the end of 2020 and the balance thereafter.

Revenue Recognition

Revenue is recognized when control of the promised products or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Many of its contracts with customers include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative stand-alone selling price (“SSP”). Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities. The amount of consideration received and revenue recognized may vary based on changes in marketing incentive programs offered to our customers. The Company's marketing incentive programs take many forms, including volume discounts, trade-in allowances, rebates and other discounts.

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

Software

The Company also markets and sells software tools that enable our customers to capture and customize content using our printers, design optimization and simulation software, and reverse engineering and inspection software. Software does not require significant modification or customization and the license provides the customer with a right to use the software as it exists when made available. Revenue from these software licenses is recognized either upon delivery of the product or of a key code which allows the customer to download the software. Customers may purchase post-sale support. Generally, the first year is included but subsequent years are optional. This optional support is considered a separate obligation from the software and is deferred at the time of sale and subsequently recognized ratably over future periods.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer deposits and deferred revenues (contract liabilities) on the consolidated balance sheets. Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized at the time of invoicing, or unbilled receivables when revenue is recognized prior to invoicing. For most of the Company’s contracts, customers are invoiced when products are shipped or when services are performed resulting in billed accounts receivables for the remainder of the owed contract price. Unbilled receivables generally result from items being shipped where the customer has not been charged, but for which revenue had been recognized. In the Company’s on demand manufacturing business, customers may be required to pay in full before work begins on their orders, resulting in customer deposits. The Company typically bills in advance for installation, training and maintenance contracts as well as extended warranties, resulting in deferred revenue. Changes in contract asset and liability balances were not materially impacted by any other factors for the period ended June 30, 2019.

Through June 30, 2019, the Company recognized revenue of $18,521 related to our contract liabilities at January 1, 2019.

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

(3) Leases

The Company has various lease agreements for its facilities, equipment and vehicles with remaining lease terms ranging from one to seventeen years. The Company determines if an arrangement contains a lease at inception. Some leases include the options to purchase, terminate or extend for one or more years; these options are included in the ROU asset and liability lease term when it is reasonably certain an option will be exercised. The Company's leases do not contain any material residual value guarantees or material restrictive covenants.

Most of the Company's leases do not provide an implicit rate, therefore the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of the future lease payments.

Certain of the Company’s leases include variable costs. Variable costs include non-lease components that were incurred based upon actual terms rather than contractually fixed amounts. In addition, variable costs are incurred for lease payments that are indexed to a change in rate or index. Because the right of use asset recorded on the balance sheet was determined based upon factors considered at the commencement date, subsequent changes in the rate or index that were not contemplated in the right of use asset balances recorded on the balance sheet result in variable expenses being incurred when paid during the lease term.

Components of lease cost were as follows:

(in thousands)	Quarter ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$3,675	$7,464
Finance lease cost - amortization expense	212	418
Finance lease cost - interest expense	115	230
Short-term lease cost	26	50
Variable lease cost	94	35
Total	$4,122	$8,197

Balance sheet classifications at June 30, 2019 are summarized below:

	June 30, 2019
(in thousands)	Right of use assets	Current right of use liabilities	Long-term right of use liabilities
Operating Leases	$33,305	$10,732	$29,012
Finance Leases	4,321	719	6,261
Total	$37,626	$11,451	$35,273

The Company’s future minimum lease payments as of June 30, 2019 under operating lease and finance leases, with initial or remaining lease terms in excess of one year, were as follows:

	June 30, 2019
(in thousands)	Operating Leases	Finance Leases
Years ending June 30:
2020	$7,070	$583
2021	9,895	1,098
2022	7,498	811
2023	6,977	813
2024	5,833	804
Thereafter	10,602	6,009
Total lease payments	47,875	10,118
Less: imputed interest	(8,144)	(3,125)
Present value of lease liabilities	$39,731	$6,993

Supplemental cash flow information related to our operating leases for the period ending June 30, 2019, was as follows:

(in thousands)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$7,610
Operating cash outflow from finance leases	$229
Financing cash outflow from finance leases	$338

Weighted-average remaining lease terms and discount rate for our operating leases for the period ending June 30, 2019, were as follows:

	June 30, 2019
	Operating	Financing
Weighted-average remaining lease term	5.3 years	11.1 years
Weighted-average discount rate	6.51%	6.74%

(4) Inventories

Components of inventories at June 30, 2019 and December 31, 2018 are summarized as follows:

(in thousands)	2019	2018
Raw materials	$49,393	$49,624
Work in process	8,483	2,969
Finished goods and parts	76,060	80,568
Inventories	$133,936	$133,161

(5) Intangible Assets

Intangible assets, net, other than goodwill, at June 30, 2019 and December 31, 2018 are summarized as follows:

	2019			2018
(in thousands)	Gross (a)	Accumulated Amortization	Net	Gross (a)	Accumulated Amortization	Net	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Customer relationships	$103,638	$(72,745)	$30,893	$103,332	$(67,129)	$36,203	5
Acquired technology	53,745	(50,279)	3,466	52,691	(47,546)	5,145	2
Trade names	23,937	(18,001)	5,936	25,096	(17,669)	7,427	5
Patent costs	11,548	(8,914)	2,634	11,032	(8,382)	2,650	14
Trade secrets	19,432	(14,639)	4,793	19,374	(13,574)	5,800	3
Acquired patents	16,215	(13,958)	2,257	16,212	(13,160)	3,052	7
Other	26,457	(19,169)	7,288	26,551	(18,553)	7,998	1
Total intangible assets	$254,972	$(197,705)	$57,267	$254,288	$(186,013)	$68,275	5

(a) Change in gross carrying amounts consists primarily of charges for license and patent costs and foreign currency translation.

Amortization expense related to intangible assets was $5,718 and $11,238 for the quarter and six months ended June 30, 2019, respectively, compared to $7,836 and $15,903 for the quarter and six months ended June 30, 2018, respectively.

(6) Accrued and Other Liabilities

Accrued liabilities at June 30, 2019 and December 31, 2018 are summarized as follows:

(in thousands)	2019	2018
Compensation and benefits	$21,498	$23,787
Accrued taxes	17,204	17,246
Vendor accruals	8,274	6,895
Product warranty liability	3,629	3,788
Arbitration awards	2,256	2,256
Accrued professional fees	2,117	1,657
Accrued other	3,460	2,219
Royalties payable	1,292	1,417
Total	$59,730	$59,265

Other liabilities at June 30, 2019 and December 31, 2018 are summarized as follows:

(in thousands)	2019	2018
Long term employee indemnity	$14,369	$13,609
Long term tax liability	3,851	4,168
Defined benefit pension obligation	8,472	8,518
Long term deferred revenue	6,910	8,121
Other long term liabilities	8,439	4,915
Total	$42,041	$39,331

(7) Borrowings

Credit Facility

On February 27, 2019, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a 5-year $100,000 senior secured term loan facility (the “Term Facility”) and a 5-year $100,000 senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facility”). The Senior Credit Facility replaced the Company's prior $150,000 5-year revolving, unsecured credit facility(the "Prior Credit Agreement"), which was terminated on February 27, 2019 in connection with the entry into the Senior Credit Facility. The proceeds of the Senior Credit Facility were used to refinance existing indebtedness of $25,000 outstanding under the Prior Credit Agreement and will be used to support working capital and for general corporate purposes. Subject to certain terms and conditions contained in the Revolving Facility, the Company has the right to request up to four increases to the amount of the Revolving Facility in an aggregate amount not to exceed $100,000. The Senior Credit Facility is scheduled to mature on February 26, 2024, at which time all amounts outstanding thereunder will be due and payable. However, the maturity date of the Revolving Facility may be extended at the election of the Company with the consent of the lenders subject to the terms set forth in the Senior Credit Facility.

Pursuant to the Senior Credit Facility, the guarantors guarantee, among other things, all of the obligations of the Company and each other guarantor under the Senior Credit Facility. From time to time, the Company may be required to cause additional domestic subsidiaries to become guarantors under the Senior Credit Facility.

The Senior Credit Facility contains customary covenants, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings and events of default. The Company was in compliance with all covenants at June 30, 2019.

The payment of dividends on the Company’s common stock is restricted under provisions of the Senior Credit Facility, which limits the amount of cash dividends that the Company may pay in any one fiscal year to $30,000. The Company currently does not pay, and has not paid, any dividends on its common stock, and currently intends to retain any future earnings for use in its business.

The Company had a balance of $80,000 outstanding on the Term Facility at June 30, 2019 at an interest rate of 4.9%, with $4,050 in principal payments due in the next twelve months.

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

The Company had $88,304 and $75,304 in notional foreign exchange contracts outstanding as of June 30, 2019 and December 31, 2018, respectively. The fair values of these contracts were not material.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator for basic and diluted net loss per share:
Net loss attributable to 3D Systems Corporation	$(23,929)	$(8,862)	$(48,324)	$(29,819)

Denominator for basic and diluted net loss per share:
Weighted average shares	113,433	111,920	113,350	111,870

Net loss per share - basic and diluted	$(0.21)	$(0.08)	$(0.43)	$(0.27)

For the quarters ended June 30, 2019 and 2018, the effect of dilutive securities, including non-vested stock options and restricted stock awards/units, was excluded from the denominator for the calculation of diluted net loss per share because the Company recognized a net loss for the period and their inclusion would be anti-dilutive. Dilutive securities excluded for the quarter and six months ended June 30, 2019 were 7,117 compared to 4,168 and 4,167 for the quarter ended and six months ended June 30, 2018.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$41,077	$—	$—	$41,077
Israeli severance funds (b)	$—	$7,115	$—	$7,115

	Fair Value Measurements as of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$6,141	$—	$—	$6,141
Israeli severance funds (b)	$—	$6,822	$—	$6,822

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

The Company did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the quarter ended June 30, 2019.

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

(11) Income Taxes

For the quarter and six months ended June 30, 2019, the Company recorded expense of $1,938 and $3,782, resulting in effective tax rates of 8.8% and 8.5%, respectively. For the quarter and six months ended June 30, 2018, the Company recorded expense of $2,539 and $4,493, resulting in effective tax rates of 41.9% and 17.9%, respectively. The difference between the statutory rate and the effective tax rate in 2019 is mainly driven by the Company recording a valuation allowance on one of its foreign subsidiaries in China, withholding tax expense, release of a liability for uncertain tax positions related to a German tax audit, foreign rate differential between the U.S. tax rate and foreign tax rates, as well as the impact of the change in valuation allowances that the Company has recorded in the U.S. and other foreign jurisdictions, while in 2018 the impact was mainly driven by the change in valuation allowance that the Company has recorded in the U.S. and other foreign jurisdictions and foreign rate differential between the U.S. tax rate and foreign tax rates.

Due to the one time transition tax, the majority of the Company’s previously unremitted earnings have now been subjected to U.S. federal income tax, although, other additional taxes such as withholding tax could be applicable. The Company continues to assert that its foreign earnings are indefinitely reinvested in our overseas operations. As such, it has not provided for any additional taxes on approximately $100,268 of unremitted earnings. The Company believes the unrecognized deferred tax liability related to these earnings is approximately $15,100.

Tax years 2013 and 2014 remain subject to examination by the U.S. Internal Revenue Service ("IRS") for certain credit carryforwards, while tax years 2015 through 2017 remain open to examination by the IRS. State income tax returns are generally subject to examination for a period of three to four years after filing the respective tax returns. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in Australia (2014), Belgium (2015), Brazil (2013), China (2016), France (2016), Germany (2015), India (2014), Israel (2014), Italy (2013), Japan (2014), Korea (2013), Mexico (2013), Netherlands (2013), Switzerland (2013), the United Kingdom (2017) and Uruguay (2014).

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue from unaffiliated customers:
United States	$80,415	$86,028	$151,815	$168,741
Other Americas	2,397	2,228	4,701	4,045
EMEA	55,776	56,859	115,420	114,280
Asia Pacific	18,684	31,453	37,316	55,371
Total revenue	$157,272	$176,568	$309,252	$342,437

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue by class of product and service:
Products	$52,530	$65,741	$103,447	$128,368
Materials	41,228	45,044	82,658	87,863
Services	63,514	65,783	123,147	126,206
Total revenue	$157,272	$176,568	$309,252	$342,437

	Quarter ended June 30, 2019
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$544	$8,757	$4,620	$13,921
EMEA	18,758	14,914	757	34,429
Asia Pacific	697	18	687	1,402
Total intercompany sales	$19,999	$23,689	$6,064	$49,752

	Quarter ended June 30, 2018
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$738	$14,243	$6,992	$21,973
EMEA	16,611	5,372	1,224	23,207
Asia Pacific	1,223	—	878	2,101
Total intercompany sales	$18,572	$19,615	$9,094	$47,281

	Six Months Ended June 30, 2019
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$990	$25,465	$8,456	$34,911
EMEA	35,434	21,856	2,326	59,616
Asia Pacific	1,444	39	1,489	2,972
Total intercompany sales	$37,868	$47,360	$12,271	$97,499

	Six Months Ended June 30, 2018
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$1,022	$30,224	$12,415	$43,661
EMEA	33,212	11,752	3,136	48,100
Asia Pacific	2,645	1	1,773	4,419
Total intercompany sales	$36,879	$41,977	$17,324	$96,180

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
(Loss) income from operations:
Americas	$(24,025)	$(13,539)	$(50,857)	$(33,523)
EMEA	3,477	(2,119)	6,395	(3,334)
Asia Pacific	1,382	7,936	3,991	11,669
Total	$(19,166)	$(7,722)	$(40,471)	$(25,188)

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

Management estimates, assuming that the subsidiary owned by the Company at June 30, 2019, performs over the relevant future periods at its forecasted earnings levels, that these rights, if exercised, could require the Company, in future periods, to pay approximately $8,872 to the owners of such rights to acquire such ownership interests in the relevant subsidiary. This amount has been recorded as redeemable noncontrolling interests on the Consolidated Balance Sheet at June 30, 2019 and December 31, 2018. The ultimate amount payable relating to this transaction will vary because it is dependent on the future results of operations of the subject business.

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

The parties to the derivative actions listed above, following negotiations with the assistance of a mediator, have reached an agreement in principle to resolve all of the above actions, subject to execution of a stipulation of settlement and court approval. The parties intend to file and seek approval of the settlement in the derivative action captioned Nally v. Reichental, et al., Docket No. 0:15-cv-03756-MGL (D.S.C. Sept. 18, 2015), pending before Hon. Mary Geiger Lewis of the U.S. District Court for the District of South Carolina.

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

Export Controls and Government Contracts Compliance Matter

In October 2017 the Company received an administrative subpoena from the Bureau of Industry and Security of the Department of Commerce (“BIS”) requesting the production of records in connection with possible violations of U.S. export control laws, including with regard to the On Demand manufacturing business done by our subsidiary, Quickparts.com, Inc. In addition, while collecting information responsive to the above-referenced subpoena, the Company identified potential violations of the International Traffic in Arms Regulations (“ITAR”) administered by the Directorate of Defense Trade Controls of the Department of State (“DDTC”) and potential violations of the Export Administration Regulations administered by the BIS.
On June 8, 2018 and thereafter, the Company submitted voluntary disclosures to BIS and DDTC identifying numerous potentially unauthorized exports of technical data, which supplemented an initial notice of voluntary disclosure that the Company submitted to DDTC in February 2018. The Company has and will continue to implement compliance enhancements to export controls, trade sanctions, and government contracting compliance to address the issues identified through its internal investigation and cooperate with DDTC and BIS, as well as the U.S. Departments of Justice, Defense, and Homeland Security, in their reviews of these matters.
In addition, on July 19, 2019, the Company received a notice of immediate suspension of federal contracting from the United States Air Force, pending the outcome of an ongoing investigation. The suspension applies to 3D Systems, its subsidiaries and affiliates, and is related to the potential export controls violations involving the Company’s On Demand manufacturing business described above. Under the suspension, the Company is generally prohibited from receiving new federal government contracts or subcontracts from any executive branch agency as described in the provisions of 48 C.F.R Subpart 9.4 of the Federal Acquisition Regulation. The suspension allows the Company to continue to perform current federal contracts, and also to receive awards of new subcontracts for items under $35 and for items considered commercially available off-the-shelf items. The Company has implemented significant compliance enhancements related to export controls designed to address the issues raised by the June 2018 disclosure and are engaging with the Air Force to lift the federal contracting suspension as soon as possible.

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

(14) Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive loss by component are as follows:

(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Liquidation of non-US entity and purchase of non-controlling interests	Total
Balance at December 31, 2018	$(36,669)	$(2,647)	$338	$(38,978)
Other comprehensive income (loss)	1,293	116	256	1,665
Balance at June 30, 2019	$(35,376)	$(2,531)	$594	$(37,313)

The amounts presented in the table above are in other comprehensive loss and are net of taxes. For additional information about foreign currency translation, see Note 8.

(15) Noncontrolling Interests

As of June 30, 2019, the Company owned approximately 70% of the capital and voting rights of Robtec, a service bureau and distributor of 3D printing and scanning products in Brazil. Robtec was acquired on November 25, 2014.

As of June 30, 2019, the Company owned 100% of the capital and voting rights of Easyway, a service bureau and distributor of 3D printing and scanning products in China. Approximately 65% of the capital and voting rights of Easyway were acquired on April

2, 2015, and an additional 5% of the capital and voting rights of Easyway were acquired on July 19, 2017 for $2,300. The remaining 30% of the capital and voting rights of Easyway were acquired on January 21, 2019 for $13,500 to be paid in installments over four years, with the first installment of $2,500 paid in March 2019.

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

Business Overview

3D Systems Corporation (“3D Systems” or the “Company” or “we” or “us”) is a holding company incorporated in Delaware in 1993 that markets our products and services through subsidiaries in North America and South America (collectively referred to as “Americas”), Europe and the Middle East (collectively referred to as “EMEA”), and the Asia Pacific region (“APAC”). We provide comprehensive 3D printing solutions, including 3D printers, materials, software, on demand manufacturing services and digital design tools. Our solutions support advanced applications in a wide range of industries and key verticals including healthcare, aerospace, automotive and durable goods. Our precision healthcare capabilities include simulation, Virtual Surgical Planning (“VSP™”), and printing of medical and dental devices, models, surgical guides and instruments. Our solutions, experience and expertise provide an end-to-end digital workflow from design to prototyping to production. As the originator of 3D printing and a shaper of future 3D solutions, for over 30 years we have been enabling professionals and companies to optimize designs, transform workflows, bring innovative products to market and drive new business models.

Customers can use our 3D solutions to design and manufacture complex and unique parts, eliminate expensive tooling, produce parts locally or in small batches and reduce lead times and time to market. A growing number of customers are shifting from prototyping applications to also using 3D printing for production. We believe this shift will be further driven by our continued advancement and innovation of 3D printing solutions that improve durability, repeatability, productivity and total cost of operation.

Summary of Second Quarter 2019 Financial Results

Total consolidated revenue for the quarter ended June 30, 2019 decreased by 10.9%, or $19.3 million, to $157.3 million, compared to $176.6 million for the quarter ended June 30, 2018. These results reflect a decrease primarily in printers revenue due to the timing of shipping of metals solutions and large enterprise customer's orders in the prior year, as discussed below, as well as industrial softness, particularly in automotive and European customers.

Healthcare revenue includes sales of products, materials and services for healthcare-related applications, including simulation, training, planning, anatomical models, surgical guides and instruments and medical and dental devices. For the quarter ended June 30, 2019, healthcare revenue decreased by 8.1%, to $56.4 million, and made up 35.8% of total revenue, compared to $61.4 million, or 34.7% of total revenue, for the quarter ended June 30, 2018. The decrease primarily reflects the impact of the timing of orders of a large enterprise customer which was partially offset by increases in both materials and services revenues.

For the quarter ended June 30, 2019, total software revenue from products and services decreased by 0.5% to $25.1 million, and made up 16.0% of total revenue, compared to $25.3 million, or 14.3% of total revenue, for the quarter ended June 30, 2018, driven by weakness in the automotive vertical which offset increased revenue from additive focused software solutions.

Gross profit for the quarter ended June 30, 2019 decreased by 14.9%, or $12.9 million, to $73.3 million, compared to $86.2 million for the quarter ended June 30, 2018. Gross profit margin for the quarters ended June 30, 2019 and 2018 was 46.6% and 48.8%, respectively.

Operating expenses for the quarter ended June 30, 2019 decreased by 1.5%, or $1.4 million, to $92.5 million, compared to $93.9 million for the quarter ended June 30, 2018. Selling, general and administrative expenses for the quarter ended June 30, 2019 increased by 0.7%, or $0.5 million, to $71.7 million, compared to $71.2 million for the quarter ended June 30, 2018. Research and development expenses for the quarter ended June 30, 2019 decreased by 8.4%, or $1.9 million, to $20.8 million, compared to $22.7 million for the quarter ended June 30, 2018.

Our operating loss for the quarter ended June 30, 2019 was $19.2 million, compared to an operating loss of $7.7 million for the quarter ended June 30, 2018.

For the six months ended June 30, 2019 and 2018, we generated $3.6 million and $9.2 million of cash from operations, respectively, as further discussed below. In total, our unrestricted cash balance at June 30, 2019 and December 31, 2018, was $150.4 million and $110.0 million, respectively. The higher cash balance was the result of our borrowing on the Senior Credit Facility, offset by repayment of amounts outstanding on the Prior Credit Agreement as well as investments in our facilities and IT infrastructure. For information on the Senior Credit Facility and the Prior Credit Agreement, see Note 7.

Results of Operations

Comparison of revenue

Due to the relatively high price of certain 3D printers and a corresponding lengthy selling cycle and relatively low unit volume of the higher priced printers in any particular period, a shift in the timing and concentration of orders and shipments from one period to another can affect reported revenue in any given period.

In addition to changes in sales volumes, there are two other primary drivers of changes in revenue from one period to another: (1) the combined effect of changes in product mix and average selling prices and (2) the impact of fluctuations in foreign currencies. As used in this Management’s Discussion and Analysis, the price and mix effects relate to changes in revenue that are not able to be specifically related to changes in unit volume.

Comparison of revenue by geographic region

The following tables set forth changes in revenue by geographic region for the quarters and six months ended June 30, 2019 and 2018.

Table 1

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue — second quarter 2018	$88,256	50.0%	$56,859	32.2%	$31,453	17.8%	$176,568	100.0%
Change in revenue:
Volume	(11,379)	(12.9)%	4,028	7.1%	(10,840)	(34.5)%	(18,191)	(10.3)%
Price/Mix	6,090	6.9%	(2,425)	(4.3)%	(1,080)	(3.4)%	2,585	1.5%
Foreign currency translation	(155)	(0.2)%	(2,686)	(4.7)%	(849)	(2.7)%	(3,690)	(2.1)%
Net change	(5,444)	(6.2)%	(1,083)	(1.9)%	(12,769)	(40.6)%	(19,296)	(10.9)%
Revenue — second quarter 2019	$82,812	52.6%	$55,776	35.5%	$18,684	11.9%	$157,272	100.0%

Consolidated revenue decreased by 10.9%, predominantly driven by lower sales volume in the Americas and Asia Pacific regions, which was largely driven by the higher volume of orders from a large enterprise customer in 2018, partially offset by favorable price/mix in the Americas primarily driven by favorable pricing for production printers.

For the quarters ended June 30, 2019 and 2018, revenue from operations outside the U.S. was 48.9% and 51.3% of total revenue, respectively.

Table 2

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue — six months 2018	$172,786	50.5%	$114,280	33.4%	$55,371	16.2%	$342,437	100.0%
Change in revenue:
Volume	(24,443)	(14.1)%	10,460	9.2%	(14,470)	(26.1)%	(28,453)	(31.0)%
Price/Mix	8,610	5.0%	(2,006)	(1.8)%	(2,006)	(3.6)%	4,598	(0.4)%
Foreign currency translation	(437)	(0.3)%	(7,314)	(6.4)%	(1,579)	(2.9)%	(9,330)	(9.6)%
Net change	(16,270)	(9.4)%	1,140	1.0%	(18,055)	(32.6)%	(33,185)	(9.7)%
Revenue — six months 2019	$156,516	50.6%	$115,420	37.3%	$37,316	12.1%	$309,252	100.0%

Consolidated revenue decreased 9.7%, predominantly driven by lower sales volume in the Americas and Asia Pacific regions which was largely driven by the timing of orders from a large enterprise customer and the unfavorable impact of foreign currency, particularly in EMEA, partially offset by increased volume for services and printers in EMEA and favorable price/mix in the Americas driven by materials and production printers.

For the six months ended June 30, 2019 and 2018, revenue from operations outside the U.S. was 50.9% and 50.7% of total revenue, respectively.

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

The following tables set forth the change in revenue by class for the quarters and six months ended June 30, 2019 and 2018.

Table 3

(Dollars in thousands)	Products		Materials		Services		Total
Revenue — second quarter 2018	$65,741	37.2%	$45,044	25.5%	$65,783	37.3%	$176,568	100.0%
Change in revenue:
Volume	(12,343)	(18.8)%	(5,121)	(11.4)%	(727)	(1.1)%	(18,191)	(10.3)%
Price/Mix	314	0.5%	2,271	5.0%	—	—%	2,585	1.5%
Foreign currency translation	(1,182)	(1.8)%	(966)	(2.1)%	(1,542)	(2.3)%	(3,690)	(2.1)%
Net change	(13,211)	(20.1)%	(3,816)	(8.5)%	(2,269)	(3.4)%	(19,296)	(10.9)%
Revenue — second quarter 2019	$52,530	33.4%	$41,228	26.2%	$63,514	40.4%	$157,272	100.0%

Consolidated revenue decreased 10.9%, predominantly driven by the products revenue category which was driven by the impact of timing of orders of printers by a large enterprise customer including large orders in the prior year and timing of shipments of metals printers, only partially offset by revenue from recently launched printer models. For the quarters ended June 30, 2019 and 2018, revenue from printers contributed $30.0 million and $41.3 million, respectively. Software revenue included in the products category, including scanners and haptic devices, contributed $13.7 million and $14.1 million for the quarters ended June 30, 2019 and 2018, respectively.

Materials revenue decreased due to lower sales volume offset by a change in price/mix. The decline in volume is driven by weaker demand for materials utilized in older printer models, only partially offset by demand for new materials.

Services revenue decreased due to lower revenue from on demand solutions and from the entertainment business, which the company exited in 2019, and the unfavorable impact of foreign currency translation, partially offset by increased revenue from healthcare services. For the quarters ended June 30, 2019 and 2018, revenue from on demand manufacturing services contributed $24.0 million and $27.4 million, respectively. For the quarters ended June 30, 2019 and 2018, software services revenue contributed $11.4 million and $11.2 million, respectively.

Table 4

(Dollars in thousands)	Products		Materials		Services		Total
Revenue — six months 2018	$128,368	37.5%	$87,863	25.7%	$126,206	36.9%	$342,437	100.0%
Change in revenue:
Volume	(24,054)	(18.7)%	(4,951)	(5.6)%	552	0.4%	(28,453)	(23.9)%
Price/Mix	2,410	1.9%	2,188	2.5%	—	—%	4,598	4.4%
Foreign currency translation	(3,277)	(2.6)%	(2,442)	(2.8)%	(3,611)	(2.9)%	(9,330)	(8.3)%
Net change	(24,921)	(19.4)%	(5,205)	(5.9)%	(3,059)	(2.4)%	(33,185)	(9.7)%
Revenue — six months 2019	$103,447	33.5%	$82,658	26.7%	$123,147	39.8%	$309,252	100.0%

Consolidated revenue decreased 9.7%, predominantly driven by the products revenue category which was impacted by the timing of orders from a large enterprise customer, including large orders in the prior year, timing of shipping metals printers and unfavorable impacts of foreign currency translation, only partially offset by revenue from recently launched printer models. For the six months ended June 30, 2019 and 2018, revenue from printers contributed $59.9 million and $83.4 million, respectively. Software revenue included in the products category, including scanners and haptic devices, contributed $25.9 million and $25.9 million for the six months ended June 30, 2019 and 2018, respectively.

Materials revenue decreased due to lower sales volume and the unfavorable impact of foreign currency, offset by a favorable impact from price/mix. The decline in volume is driven by weaker demand for materials utilized in older printer models, only partially offset by demand for new materials.

Services revenue decreased due to the unfavorable impact of foreign currency translation. For the six months ended June 30, 2019 and 2018, revenue from on demand manufacturing services contributed $46.6 million and $53.1 million, respectively. For the six months ended June 30, 2019 and 2018, software services revenue contributed $22.2 million and $22.1 million, respectively.

Gross profit and gross profit margins

The following tables set forth gross profit and gross profit margins for the quarters and six months ended June 30, 2019 and 2018.

Table 5

	Quarter Ended June 30,
	2019		2018		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	12,345	23.5%	21,041	32.0%	(8,696)	(41.3)%	(8.5)	(26.6)%
Materials	28,408	68.9%	32,244	71.6%	(3,836)	(11.9)%	(2.7)	(3.8)%
Services	32,546	51.2%	32,877	50.0%	(331)	(1.0)%	1.2	2.4%
Total	$73,299	46.6%	$86,162	48.8%	$(12,863)	(14.9)%	(2.2)	(4.5)%

The decrease in total consolidated gross profit is due to the decrease in product sales, primarily lower sales of printers.

Products gross profit margin decreased primarily due to under absorption of supply chain overhead resulting from lower production, in addition to the impact of the mix of sales. Materials gross profit margin decreased as a result of the mix of sales. A favorable mix of sales towards higher gross profit margin service offerings and improvements in printer service margins drove services gross profit margin improvements. On demand manufacturing services gross profit margin increased to 39.8% for the quarter ended June 30, 2019, compared to 39.6% for the quarter ended June 30, 2018.

Table 6

	Six Months Ended June 30,
	2019		2018		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	20,095	19.4%	39,717	30.9%	(19,622)	(49.4)%	(11.5)	(37.2)%
Materials	57,245	69.3%	62,896	71.6%	(5,651)	(9.0)%	(2.3)	(3.2)%
Services	61,664	50.1%	61,418	48.7%	246	0.4%	1.4	2.9%
Total	$139,004	44.9%	$164,031	47.9%	$(25,027)	(15.3)%	(3.0)	(6.3)%

The decrease in total consolidated gross profit is due to the decrease in product sales, primarily lower sales of printers.

Products gross profit margin decreased primarily due to under absorption of supply chain overhead resulting from lower production and lower revenue, in addition to the impact of the mix of sales. Materials gross profit margin decreased as a result of the mix of sales. Services gross profit margin improved from a favorable mix of sales towards higher gross profit margin service offerings and improvements in printer service margin. On demand manufacturing services gross profit margin decreased to 38.3% for the six months ended June 30, 2019, compared to 39.8% for the six months ended June 30, 2018.

Operating expenses

The following tables set forth the components of operating expenses for the quarters and six months ended June 30, 2019 and 2018.

Table 7

	Quarter Ended June 30,
	2019		2018		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	71,654	45.6%	71,172	40.3%	482	0.7%
Research and development expenses	20,811	13.2%	22,712	12.9%	(1,901)	(8.4)%
Total operating expenses	$92,465	58.8%	$93,884	53.2%	$(1,419)	(1.5)%

Selling, general and administrative expenses increased primarily due to legal expenses, including a settlement in the second quarter of 2019, and a loss recorded on the disposal of property as a result of exiting the Entertainment business, which were offset by decreased personnel and facility expenses related to cost optimization efforts as well as lower amortization expense.

Research and development expenses decreased as we have completed projects related to new products and platforms brought to market in 2018, and prioritized investments in materials and software.

Table 8

	Six Months Ended June 30,
	2019		2018		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	136,761	44.2%	140,625	41.1%	(3,864)	(2.7)%
Research and development expenses	42,714	13.8%	48,594	14.2%	(5,880)	(12.1)%
Total operating expenses	$179,475	58.0%	$189,219	55.3%	$(9,744)	(5.1)%

Selling, general and administrative expenses decreased primarily due to ongoing reduced personnel and facility expenses related cost optimization efforts as well as lower amortization from previously acquired intangible assets.

Research and development expenses decreased as we have completed projects related to new products and platforms brought to market in 2018, and prioritized investments in materials and software.

Loss from operations

The following table sets forth (loss) income from operations by geographic region for the quarters and six months ended June 30, 2019 and 2018.

Table 9

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
(Loss) income from operations:
Americas	(24,025)	(13,539)	(50,857)	(33,523)
EMEA	3,477	(2,119)	6,395	(3,334)
Asia Pacific	1,382	7,936	3,991	11,669
Total	$(19,166)	$(7,722)	$(40,471)	$(25,188)

See “Comparison of revenue by geographic region,” “Gross profit and gross profit margins” and “Operating expenses” above.

Interest and other (expense) income, net

The following table sets forth the components of interest and other (expense) income, net, for the quarters and six months ended June 30, 2019 and 2018.

Table 10

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest and other (expense) income, net
Foreign exchange (loss) gain	(70)	1,776	(1,109)	1,853
Interest expense, net	(864)	(220)	(1,441)	(448)
Other (expense) income, net	(1,821)	105	(1,407)	(1,297)
Total interest and other (expense) income, net	$(2,755)	$1,661	$(3,957)	$108

The increase in total interest and other expense, net for the quarter and six months ended June 30, 2019, as compared to the quarter and six months ended June 30, 2018, was primarily driven by the impairment of assets to be sold with the Entertainment business, higher interest expense resulting from the Senior Credit Facility put in place in the first quarter of 2019 and reduced volatility caused by foreign exchange as a result of improved foreign currency risk management activities, partially off-set for the six month period by an adjustment to the fair value of certain cost method investments in the first quarter of 2018.

Net loss attributable to 3D Systems

The following tables set forth the primary components of net loss attributable to 3D Systems for the quarters and six months ended June 30, 2019 and 2018.

Table 11

	Quarter Ended June 30,
(Dollars in thousands)	2019	2018	Change
Loss from operations	$(19,166)	$(7,722)	$(11,444)
Other non-operating items:
Interest and other (expense) income, net	(2,755)	1,661	(4,416)
Provision for income taxes	(1,938)	(2,539)	601
Net loss	(23,859)	(8,600)	(15,259)
Less: net income attributable to noncontrolling interests	70	262	(192)
Net loss attributable to 3D Systems Corporation	$(23,929)	$(8,862)	$(15,067)

Table 12

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018	Change
Loss from operations	$(40,471)	$(25,188)	$(15,283)
Other non-operating items:			—
Interest and other (expense) income, net	(3,957)	108	(4,065)
Provision for income taxes	(3,782)	(4,493)	711
Net loss	(48,210)	(29,573)	(18,637)
Less: net income attributable to noncontrolling interests	114	246	(132)
Net loss attributable to 3D Systems Corporation	$(48,324)	$(29,819)	$(18,505)

The increase in net loss for the quarter and six months ended June 30, 2019, as compared to the quarter and six months ended June 30, 2018, was primarily driven by an increase in loss from operations. See “Gross profit and gross profit margins” and “Operating expenses” above.

Liquidity and Capital Resources

Table 13

			Change
(Dollars in thousands)	June 30, 2019	December 31, 2018	$	%
Cash and cash equivalents	$150,397	$109,998	$40,399	36.7%
Accounts receivable, net	114,093	126,618	(12,525)	(9.9)%
Inventories	133,936	133,161	775	0.6%
	398,426	369,777	28,649
Less:
Current portion of long term debt	4,050	—	4,050	—%
Current right of use liabilities	11,451	654	10,797	1650.9%
Accounts payable	59,197	66,722	(7,525)	(11.3)%
Accrued and other liabilities	59,730	59,265	465	0.8%
	134,428	126,641	7,787
Operating working capital	$263,998	$243,136	$20,862	8.6%

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

Cash flow from operations, cash and cash equivalents, and other sources of liquidity such as bank credit facilities and issuing equity or debt securities, are expected to be available and sufficient to meet foreseeable cash requirements. During the first quarter of 2019, we entered into a 5-year $100.0 million senior secured term loan facility (the “Term Facility”) and a 5-year $100.0 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facility”), which replaced the Company's prior $150.0 million 5-year revolving, unsecured credit facility (the "Prior Credit Agreement"), which was terminated in connection with entry into the Senior Credit Facility. Borrowings under the Senior Credit Facility were used to refinance existing indebtedness of $25,000 outstanding under the Prior Credit Agreement and will be used to support working capital and for general corporate purposes. For additional information on the Senior Credit Facility and the Prior Credit Agreement, see Note 7.

As a result of the Term Facility, the Company has exposure to floating interest rates. To manage interest expense, the Company evaluates an appropriate mix of fixed and floating rate debt. In July 2019, the Company entered into a floating to fixed interest rate swap to reduce exposure to changes in floating interest rates on the Term Facility. The interest rate swap has a notional value of $50,000 and will expire on February 26, 2024, concurrent with the Term Facility. The notional value will decline over the term of the interest rate swap as amortization payments reduce the principal amount of the Term Facility. As a result of the interest rate swap, the percentage of total principal debt (excluding capital leases) that is subject to floating interest rates is approximately 37%. The Company designated the swap as a cash flow hedge for accounting treatment.

Cash held outside the U.S. at June 30, 2019 was $80.7 million, or 53.7% of total cash and equivalents, compared to $73.3 million, or 66.7% of total cash and equivalents at December 31, 2018. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash flow” discussion below.

Days’ sales outstanding (DSO) was 66 at June 30, 2019, compared to 69 days for the year at December 31, 2018. Accounts receivable more than 90 days past due increased to 11.1% of gross receivables at June 30, 2019, from 8.9% at December 31, 2018. We review specific receivables periodically to determine the appropriate reserve for accounts receivable.

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

Cash flow

The following tables set forth components of cash flow for the six months ended June 30, 2019 and 2018.

Table 14

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Net cash provided by operating activities	$3,551	$9,171
Net cash used in investing activities	(14,248)	(18,609)
Net cash provided by (used in) financing activities	50,602	(4,823)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	517	(2,502)
Net increase (decrease) in cash, cash equivalents and restricted cash	$40,422	$(16,763)

Cash flow from operations

Table 15

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Net loss	$(48,210)	$(29,573)
Non-cash charges	43,314	44,162
Changes in working capital and all other operating assets	8,447	(5,418)
Net cash provided by operating activities	$3,551	$9,171

Cash provided by operating activities for the six months ended June 30, 2019 and June 30, 2018 was $3.6 million and $9.2 million, respectively. Excluding non-cash charges, the net loss resulted in a use of cash of $4.9 million for the six months ended June 30, 2019 and provided cash of $14.6 million for the six months ended June 30, 2018. Non-cash charges generally consist of depreciation, amortization, and stock-based compensation.

Improvements in working capital provided cash of $8.4 million for the six months ended June 30, 2019 and working capital requirements used cash of $5.4 million for the six months ended June 30, 2018. In the six months ended June 30, 2019, drivers of working capital related to cash inflows were a decrease in accounts receivable and an increase in deferred revenues related to software and system maintenance contracts, partially offset by a decrease in accounts payable and an increase in inventory. In the six months ended June 30, 2018, cash outflows were driven by increases in inventory, prepaid expenses and accounts receivable, partially offset by increases in accrued liabilities, deferred revenues and accounts payable.

Cash flow from investing activities

Table 16

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Purchases of property and equipment	$(14,353)	$(18,095)
Other investing activities	105	(514)
Net cash used in investing activities	$(14,248)	$(18,609)

The primary outflow of cash relates to investments in our facilities including our customer innovation centers and healthcare and on-demand facilities as well as continued investments in our IT infrastructure.

Cash flow from financing activities

Table 17

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Proceeds from borrowings	$100,000	$—
Repayment of borrowings/long term debt	(45,000)	—
Purchase of noncontrolling interest	(2,500)	—
Payments on earnout consideration	—	(2,675)
Other financing activities	(1,898)	(2,148)
Net cash provided by (used in) financing activities	$50,602	$(4,823)

Cash provided by financing activities was $50.6 million for the six months ended June 30, 2019 and cash used in financing was $4.8 million for the six months ended June 30, 2018. The primary inflow of cash for the six months ended June 30, 2019 relates to borrowing on the Term Facility, partially offset by repayments of the Prior Credit Facility and Term Facility.

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

Except for the accounting policies related to lease accounting that were updated as a result of adopting ASC Topic 842, there have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K"), filed with the Securities and Exchange Commission ("SEC") on February 28, 2019, that have had a material impact on our condensed consolidated financial statements and related notes, other than the following.

Our EMEA and APAC reporting units carry approximately $185.5 million and $36.8 million of goodwill, respectively, as of June 30, 2019. In our 2018 impairment testing, we determined both reporting units had fair values substantially in excess of their carrying values (>100%). This headroom was driven by our forecasts of future operating performance as well as external market indicators. Based on operating performance for the six months ended June 30, 2019 as well as a decline in the market price of our common stock since our 2018 goodwill impairment test, we evaluated the risk our EMEA and APAC reporting units would fail step one of a goodwill impairment test. Based on currently available information, the Company continues to believe the fair value of the reporting units exceeds their carrying values. Should future operating performance continue to fall materially below prior forecasts it is possible we may reach a different conclusion in future periods.

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

•
the other factors discussed in the reports we file with or furnishes to the SEC from time to time, including the risks and important factors set forth in additional detail in Item 1A. “Risk Factors” in the 2018 Form 10-K and in Part II, Item 1A. “Risk Factors” in the Qarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the “2019 Q1 Form 10-Q”).

Certain of these and other factors are discussed in more detail in Item 1A. “Risk Factors” in the 2018 Form 10-K, the 2019 Q1 Form 10-Q, and this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise. All subsequent written or oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by the cautionary statements referenced above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks at December 31, 2018, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the 2018 Form10-K. During the first six months of 2019, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2018.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Controls over Financial Reporting

There were no material changes in our internal controls over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in “Litigation” and “Export Compliance Matter” in Note 13 – Commitments and Contingencies to the Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

We disclosed potential violations of U.S. export controls laws to the U.S. federal government that resulted in multiple investigations. We have implemented compliance processes and procedures to identify and prevent potential future violations of export control laws, trade sanctions, and government contracting laws and regulations, and continue to review our government contracting compliance risks and potential violations. Based on the disclosures and investigations, on July 19, 2019, the Air Force suspended us from certain new federal contracts and orders. We are engaging with the Air Force to lift or modify the suspension as soon as possible. The refusal by the Air Force to lift or modify the suspension in a timely manner, would result in decreased revenues and additional harm to our reputation and otherwise adversely affect our business, operating results and financial condition.

In October 2017, we received an administrative subpoena from the Bureau of Industry and Security (“BIS”) requesting the production of records in connection with possible violations of U.S. export control laws, including with regard to the On Demand manufacturing business done by our subsidiary, Quickparts.com, Inc. In addition, while collecting information responsive to the above-referenced subpoena, our internal investigation identified potential violations of the International Traffic in Arms Regulations (“ITAR”) administered by the State Department’s Directorate of Defense Trade Controls (“DDTC”) and potential violations of the Export Administration Regulations administered by BIS. On June 8, 2018 and thereafter, we submitted voluntary disclosures to BIS and DDTC identifying numerous potentially unauthorized exports of technical data, which supplemented an initial notice of voluntary disclosure that we submitted to DDTC in February 2018. We have and will continue to implement compliance enhancements to our export controls, trade sanctions, and government contracting compliance to address the issues identified through our internal investigation and cooperate with DDTC and BIS, as well as the U.S. Departments of Justice, Defense, and Homeland Security, in their reviews of these matters.

In addition, on July 19, 2019, we received a notice of immediate suspension of federal contracting from the United States Air Force, pending the outcome of an ongoing investigation. The suspension applies to 3D Systems, its subsidiaries and affiliates, and is related to export controls violations involving 3D Systems’ On Demand manufacturing business described above. Under the suspension, we are generally prohibited from receiving new federal government contracts or subcontracts from any executive branch agency as described in the provisions of 48 C.F.R Subpart 9.4 of the Federal Acquisition Regulation. The suspension allows us to continue to perform current federal contracts, and also to receive awards of new subcontracts for items under $35,000 and for items considered commercially available off-the-shelf items. As discussed further below, we have implemented significant compliance enhancements related to export controls designed to address the issues raised by the June 2018 disclosure and are engaging with the Air Force to lift or modify the federal contracting suspension as soon as possible. Refusal of the Air Force to lift or modify the suspension in a timely manner would result in decreased revenues and additional harm to our reputation and otherwise adversely affect our business, operating results and financial condition.

Although we cannot predict the ultimate resolution of these matters, we have incurred and expect to continue to incur significant legal costs and other expenses in connection with responding to the U.S. government agencies.

Throughout 2018, we implemented new compliance procedures to identify and prevent potential violations of export controls laws, trade sanctions, and government contracting laws and regulations and created a Compliance Committee of the Board of Directors to further enhance board oversight of compliance risks. As a result of these compliance enhancements, we identified additional potential violations of ITAR, and submitted related voluntary disclosures to DDTC. As we continue to implement additional compliance enhancements throughout 2019, we may discover additional potential violations of export controls laws, trade sanctions, and/or government contracting laws in the future. If we identify any additional potential violations, we will submit voluntary disclosures to the relevant agencies and cooperate with such agencies on any related investigations.

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

The market price of our common stock has experienced, and may continue to experience, considerable volatility. Between January 1, 2018 and July 31, 2019, the trading price of our common stock has ranged from a low of $7.81 per share to a high of $21.78 per share. Numerous factors could have a significant effect on the price of our common stock, including those described or referred to in this “Risk Factors” section of the Form 10-K and the 2019 Q1 Form 10-Q, as well as, among other things:

•	Our perceived value in the securities markets;

•	Overall trends in the stock market;

•	Announcements of changes in our forecasted operating results or the operating results of one or more of our competitors;

•	Continued suspension from federal contracting for an extended period of time;

•	The impact of changes in our results of operations, our financial condition or our prospects;

•	Future sales of our common stock or other securities (including any shares issued in connection with earn-out obligations for any past or future acquisition);

•	Market conditions for providers of products and services such as ours;

•	Executive level management uncertainty or change;

•	Changes in recommendations or revenue or earnings estimates by securities analysts; and

•	Announcements of acquisitions by us or one of our competitors.

There have been no other material changes to the risk factors as previously disclosed in the 2018 Form 10-K and the 2019 Q1 Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the quarter ended June 30, 2019:

	Total number of shares (or units) purchased		Average price paid per share (or unit)
Shares delivered or withheld pursuant to restricted stock awards
April 1, 2019 - April 30, 2019	23,079		$14.11
May 1, 2019 - May 31, 2019	15,972		$9.47
June 1, 2019 - June 30, 2019	8,312		$8.16
	47,363	(a)	$11.50	(b)

(a)	Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.

(b)	The average price paid reflects the average market value of shares withheld for tax purposes.

Item 6. Exhibits.

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

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

3.7	Amended and Restated By-Laws of 3D Systems Corporation. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on March 15, 2018.)

10.1*	Severance Agreement between 3D Systems Corporation and Kevin McAlea, dated May 10, 2019. (Incorporated by reference to Exhibit 10.1 to Registrant's current report on Form 8-K filed on May 15, 2019.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2019.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 7, 2019.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2019.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2019.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

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

Date: August 7, 2019