Form 10-Q
period 2019-09-30
3D SYSTEMS CORP
filed 2019-10-30
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

(Registrant’s Telephone Number, Including Area Code): (803) 326-3900
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
Shares of Common Stock, par value $0.001, outstanding as of October 18, 2019: 118,420,818

3D SYSTEMS CORPORATION
Form 10-Q
For the Quarter and Nine Months Ended September 30, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$127,616	$109,998
Accounts receivable, net of reserves — $8,182 (2019) and $8,423 (2018)	110,333	126,618
Inventories	122,706	133,161
Prepaid expenses and other current assets	30,945	27,697
Total current assets	391,600	397,474
Property and equipment, net (a)	92,935	103,252
Intangible assets, net	51,253	68,275
Goodwill	217,688	221,334
Right of use assets (a)	35,028	4,466
Deferred income tax asset	6,492	4,217
Other assets, net	27,767	26,814
Total assets	$822,763	$825,832
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long term debt	$3,025	$—
Current right of use liabilities (a)	10,797	654
Accounts payable	53,014	66,722
Accrued and other liabilities	62,701	59,265
Customer deposits	5,226	4,987
Deferred revenue	36,320	32,432
Total current liabilities	171,083	164,060
Long-term debt	55,421	25,000
Long-term right of use liabilities (a)	32,667	6,392
Deferred income tax liability	7,119	6,190
Other liabilities	41,178	39,331
Total liabilities	307,468	240,973
Redeemable noncontrolling interests	8,872	8,872
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 120,997 (2019) and 118,650 (2018)	120	117
Additional paid-in capital	1,367,198	1,355,503
Treasury stock, at cost — 3,583 shares (2019) and 2,946 shares (2018)	(18,601)	(15,572)
Accumulated deficit	(787,868)	(722,701)
Accumulated other comprehensive loss	(46,100)	(38,978)
Total 3D Systems Corporation stockholders' equity	514,749	578,369
Noncontrolling interests	(8,326)	(2,382)
Total stockholders’ equity	506,423	575,987
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$822,763	$825,832
(a) For comparative purposes, prior year finance lease assets have been reclassified from "Property and equipment, net" to "Right of use assets." Prior year finance lease liabilities have been reclassified as right of use liabilities.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Revenue:
Products	$94,506	$99,922	$280,611	$316,153
Services	60,766	64,589	183,913	190,795
Total revenue	155,272	164,511	464,524	506,948
Cost of sales:
Products	58,044	54,444	166,809	168,062
Services	29,947	32,257	91,430	97,045
Total cost of sales	87,991	86,701	258,239	265,107
Gross profit	67,281	77,810	206,285	241,841
Operating expenses:
Selling, general and administrative	58,275	65,600	195,036	206,225
Research and development	20,940	23,194	63,654	71,788
Total operating expenses	79,215	88,794	258,690	278,013
Loss from operations	(11,934)	(10,984)	(52,405)	(36,172)
Interest and other (expense) income, net	(2,818)	1,027	(6,774)	1,135
Loss before income taxes	(14,752)	(9,957)	(59,179)	(35,037)
Provision for income taxes	(2,010)	(1,593)	(5,793)	(6,086)
Net loss	(16,762)	(11,550)	(64,972)	(41,123)
Less: net income attributable to noncontrolling interests	81	—	195	246
Net loss attributable to 3D Systems Corporation	$(16,843)	$(11,550)	$(65,167)	$(41,369)

Net loss per share available to 3D Systems Corporation common stockholders - basic and diluted	$(0.15)	$(0.10)	$(0.57)	$(0.37)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net loss	$(16,762)	$(11,550)	$(64,972)	$(41,123)
Other comprehensive income (loss), net of taxes:
Pension adjustments	91	57	207	204
Derivative financial instruments	(798)	—	(798)	—
Foreign currency translation	(8,101)	(1,894)	(6,854)	(13,090)
Total other comprehensive income (loss), net of taxes:	(8,808)	(1,837)	(7,445)	(12,886)
Total comprehensive loss, net of taxes	(25,570)	(13,387)	(72,417)	(54,009)
Comprehensive income attributable to noncontrolling interests	60	26	128	565
Comprehensive loss attributable to 3D Systems Corporation	$(25,630)	$(13,413)	$(72,545)	$(54,574)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(64,972)	$(41,123)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39,305	44,986
Stock-based compensation	19,221	21,082
Provision for bad debts	1,152	2,522
Loss on the disposition of property, equipment and other assets	1,620	—
Provision for deferred income taxes	(1,346)	(3,132)
Impairment of assets	1,728	1,411
Changes in operating accounts:
Accounts receivable	12,290	(1,509)
Inventories	6,481	(29,502)
Prepaid expenses and other current assets	(3,122)	41,589
Accounts payable	(12,885)	6,261
Deferred revenue and customer deposits	4,491	(37)
Accrued and other current liabilities	1,199	(45,309)
All other operating activities	4,922	(170)
Net cash provided by (used in) operating activities	10,084	(2,931)
Cash flows from investing activities:
Purchases of property and equipment	(18,265)	(28,323)
Proceeds from sale of assets	1,620	9
Other investing activities	(1,744)	(1,236)
Net cash used in investing activities	(18,389)	(29,550)
Cash flows from financing activities:
Proceeds from borrowings	100,000	—
Repayment of borrowings/long term debt	(66,013)	—
Payments related to net-share settlement of stock based compensation	(3,029)	(5,723)
Purchase of noncontrolling interest	(2,500)	—
Payments on earnout consideration	—	(2,675)
Other financing activities	(1,125)	(508)
Net cash provided by (used in) financing activities	27,333	(8,906)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,400)	(2,417)
Net increase (decrease) in cash, cash equivalents and restricted cash	17,628	(43,804)
Cash, cash equivalents and restricted cash at the beginning of the period (a)	110,919	136,831
Cash, cash equivalents and restricted cash at the end of the period (a)	$128,547	$93,027

Supplemental cash flow information
Cash interest payments	$3,020	$353
Cash income tax payments, net	$8,984	$7,119
Transfer of equipment from inventory to property and equipment, net (b)	$2,861	$4,638
Transfer of equipment to inventory from property and equipment, net (c)	$30	$628

Noncash financing activity
Purchase of noncontrolling interest (d)	$(11,000)	$—

(a)The amounts for cash and cash equivalents shown above include restricted cash of $931 and $934 as of September 30, 2019 and 2018, respectively, and $921 and $487 as of December 31, 2018, and 2017, respectively, which were included in Other assets, net, in the condensed consolidated balance sheets.
(b)Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training or demonstration or for placement into on demand manufacturing services locations.
(c)In general, an asset is transferred from Property and equipment, net, into inventory at its net book value when the Company has identified a potential sale for a used machine.
(d)Purchase of noncontrolling interest to be paid in installments over a four-year period recorded to Accrued and other liabilities and Other liabilities on the condensed consolidated balance sheets.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Quarters Ended
	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
June 30, 2019	$120	$1,361,569	$(16,519)	$(771,025)	$(37,313)	$536,832	$(8,386)	$528,446
Issuance (repurchase) of stock	—	—	(2,082)	—	—	(2,082)	—	(2,082)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	5,629	—	—	—	5,629	—	5,629
Net income (loss)	—	—	—	(16,843)	—	(16,843)	81	(16,762)
Pension adjustment	—	—	—	—	91	91	—	91
Derivative financial instrument loss	—	—	—	—	(798)	(798)	—	(798)
Foreign currency translation adjustment	—	—	—	—	(8,080)	(8,080)	(21)	(8,101)
September 30, 2019	$120	$1,367,198	$(18,601)	$(787,868)	$(46,100)	$514,749	$(8,326)	$506,423

June 30, 2018	$116	$1,339,984	$(10,007)	$(707,015)	$(32,878)	$590,200	$(2,367)	$587,833
Issuance (repurchase) of stock	1	—	(3,919)	—	—	(3,918)	—	(3,918)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	7,348	—	—	—	7,348	—	7,348
Net income (loss)	—	—	—	(11,550)	—	(11,550)	—	(11,550)
Pension adjustment	—	—	—	—	57	57	—	57
Foreign currency translation adjustment	—	—	—	—	(1,601)	(1,601)	26	(1,575)
September 30, 2018	$117	$1,347,332	$(13,926)	$(718,565)	$(34,422)	$580,536	$(2,341)	$578,195

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Unaudited)

	Nine Months Ended
	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
December 31, 2018	$117	$1,355,503	$(15,572)	$(722,701)	$(38,978)	$578,369	$(2,382)	$575,987
Issuance (repurchase) of stock	3	—	(3,029)	—	—	(3,026)	—	(3,026)
Acquisition of non-controlling interest	—	(7,526)	—	—	256	(7,270)	(6,072)	(13,342)
Stock-based compensation expense	—	19,221	—	—	—	19,221	—	19,221
Net income (loss)	—	—	—	(65,167)	—	(65,167)	195	(64,972)
Pension adjustment	—	—	—	—	207	207	—	207
Derivative financial instrument loss	—	—	—	—	(798)	(798)	—	(798)
Foreign currency translation adjustment	—	—	—	—	(6,787)	(6,787)	(67)	(6,854)
September 30, 2019	$120	$1,367,198	$(18,601)	$(787,868)	$(46,100)	$514,749	$(8,326)	$506,423

December 31, 2017	$115	$1,326,250	$(8,203)	$(677,772)	$(21,536)	$618,854	$(2,906)	$615,948
Issuance (repurchase) of stock	2	—	(5,723)	—	—	(5,721)	—	(5,721)
Cumulative impact of change in accounting policy	—	—	—	576	—	576	—	576
Stock-based compensation expense	—	21,082	—	—	—	21,082	—	21,082
Net income (loss)	—	—	—	(41,369)	—	(41,369)	246	(41,123)
Pension adjustment	—	—	—	—	204	204	—	204
Foreign currency translation adjustment	—	—	—	—	(13,090)	(13,090)	319	(12,771)
September 30, 2018	$117	$1,347,332	$(13,926)	$(718,565)	$(34,422)	$580,536	$(2,341)	$578,195

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions. Certain prior period amounts presented in the condensed consolidated financial statements and accompanying footnotes have been reclassified to conform to current year presentation.

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
As a result of the adoption of ASU 2016-02 on January 1, 2019, the Company recorded operating lease liabilities and ROU assets of $38,415. The adoption of ASU 2016-02 had an immaterial impact on the Company's condensed consolidated statement of operations and condensed consolidated statement of cash flows for the nine months ended September 30, 2019. For additional information about leases, see Note 3.

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

At September 30, 2019, the Company had $107,486 of outstanding performance obligations. The Company expects to recognize approximately 93 percent of its remaining performance obligations as revenue within the next twelve months, an additional 3 percent by the end of 2020 and the balance thereafter.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer deposits and deferred revenues (contract liabilities) on the consolidated balance sheets. Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized at the time of invoicing, or unbilled receivables when revenue is recognized prior to invoicing. For most of the Company’s contracts, customers are invoiced when products are shipped or when services are performed resulting in billed accounts receivables for the remainder of the owed contract price. Unbilled receivables generally result from items being shipped where the customer has not been charged, but for which revenue had been recognized. In the Company’s on demand manufacturing business, customers may be required to pay in full before work begins on their orders, resulting in customer deposits. The Company typically bills in advance for installation, training and maintenance contracts as well as extended warranties, resulting in deferred revenue. Changes in contract asset and liability balances were not materially impacted by any other factors for the period ended September 30, 2019.

Through September 30, 2019, the Company recognized revenue of $24,072 related to our contract liabilities at January 1, 2019.

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

(3) Leases

The Company has various lease agreements for its facilities, equipment and vehicles with remaining lease terms ranging from one to seventeen years. The Company determines if an arrangement contains a lease at inception. Some leases include the options to purchase, terminate or extend for one or more years; these options are included in the ROU asset and liability lease term when it is reasonably certain an option will be exercised. The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

Most of the Company’s leases do not provide an implicit rate, therefore the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of the future lease payments.

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

Components of lease cost (income) were as follows:

(in thousands)	Quarter ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$3,646	$11,110
Finance lease cost - amortization expense	174	592
Finance lease cost - interest expense	114	344
Short-term lease cost	30	80
Variable lease cost	102	137
Sublease income	(33)	(33)
Total	$4,033	$12,230

Balance sheet classifications at September 30, 2019 are summarized below:

	September 30, 2019
(in thousands)	Right of use assets	Current right of use liabilities	Long-term right of use liabilities
Operating Leases	$30,786	$10,092	$26,488
Finance Leases	4,242	705	6,179
Total	$35,028	$10,797	$32,667

The Company’s future minimum lease payments as of September 30, 2019 under operating lease and finance leases, with initial or remaining lease terms in excess of one year, were as follows:

	September 30, 2019
(in thousands)	Operating Leases	Finance Leases
Years ending September 30:
2020	$3,785	$292
2021	10,514	1,103
2022	7,486	829
2023	6,227	832
2024	5,406	828
Thereafter	10,398	6,021
Total lease payments	43,816	9,905
Less: imputed interest	(7,236)	(3,021)
Present value of lease liabilities	$36,580	$6,884

Supplemental cash flow information related to our operating leases for the period ending September 30, 2019, was as follows:

(in thousands)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$11,657
Operating cash outflow from finance leases	$343
Financing cash outflow from finance leases	$513

Weighted-average remaining lease terms and discount rate for our operating leases for the period ending September 30, 2019, were as follows:

	September 30, 2019
	Operating	Financing
Weighted-average remaining lease term	5.2 years	10.9 years
Weighted-average discount rate	6.47%	6.74%

(4) Inventories

Components of inventories at September 30, 2019 and December 31, 2018 are summarized as follows:

(in thousands)	2019	2018
Raw materials	$49,130	$49,624
Work in process	5,941	2,969
Finished goods and parts	67,635	80,568
Inventories	$122,706	$133,161

(5) Intangible Assets

Intangible assets, net, other than goodwill, at September 30, 2019 and December 31, 2018 are summarized as follows:

	2019			2018
(in thousands)	Gross (a)	Accumulated Amortization	Net	Gross (a)	Accumulated Amortization	Net	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Customer relationships	$102,023	$(74,349)	$27,674	$103,332	$(67,129)	$36,203	5
Acquired technology	54,067	(51,241)	2,826	52,691	(47,546)	5,145	2
Trade names	23,668	(18,402)	5,266	25,096	(17,669)	7,427	5
Patent costs	11,678	(9,079)	2,599	11,032	(8,382)	2,650	14
Trade secrets	19,296	(15,076)	4,220	19,374	(13,574)	5,800	3
Acquired patents	16,184	(14,340)	1,844	16,212	(13,160)	3,052	7
Other	25,712	(18,888)	6,824	26,551	(18,553)	7,998	1
Total intangible assets	$252,628	$(201,375)	$51,253	$254,288	$(186,013)	$68,275	5

(a) Change in gross carrying amounts consists primarily of charges for license and patent costs and foreign currency translation.

Amortization expense related to intangible assets was $5,287 and $16,525 for the quarter and nine months ended September 30, 2019, respectively, compared to $7,811 and $23,714 for the quarter and nine months ended September 30, 2018, respectively.

(6) Accrued and Other Liabilities

Accrued liabilities at September 30, 2019 and December 31, 2018 are summarized as follows:

(in thousands)	2019	2018
Compensation and benefits	$19,648	$23,787
Accrued taxes	19,500	17,246
Vendor accruals	12,033	6,895
Product warranty liability	2,985	3,788
Arbitration awards	4,406	2,256
Accrued professional fees	2,116	1,657
Accrued other	779	2,219
Royalties payable	1,234	1,417
Total	$62,701	$59,265

Other liabilities at September 30, 2019 and December 31, 2018 are summarized as follows:

(in thousands)	2019	2018
Long term employee indemnity	$14,105	$13,609
Long term tax liability	3,246	4,168
Defined benefit pension obligation	8,083	8,518
Long term deferred revenue	6,804	8,121
Other long term liabilities	8,940	4,915
Total	$41,178	$39,331

(7) Borrowings

Credit Facility

On February 27, 2019, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a 5-year $100,000 senior secured term loan facility (the “Term Facility”) and a 5-year $100,000 senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facility”). The Senior Credit Facility replaced the Company's prior $150,000 5-year revolving, unsecured credit facility (the “Prior Credit Agreement”), which was terminated on February 27, 2019 in connection with the entry into the Senior Credit Facility. The proceeds of the Senior Credit Facility were used to refinance existing indebtedness of $25,000 outstanding under the Prior Credit Agreement and will be used to support working capital and for general corporate purposes. Subject to certain terms and conditions contained in the Revolving Facility, the Company has the right to request up to four increases to the amount of the Revolving Facility in an aggregate amount not to exceed $100,000. The Senior Credit Facility is scheduled to mature on February 26, 2024, at which time all amounts outstanding thereunder will be due and payable. However, the maturity date of the Revolving Facility may be extended at the election of the Company with the consent of the lenders subject to the terms set forth in the Senior Credit Facility.

Pursuant to the Senior Credit Facility, the guarantors guarantee, among other things, all of the obligations of the Company and each other guarantor under the Senior Credit Facility. From time to time, the Company may be required to cause additional domestic subsidiaries to become guarantors under the Senior Credit Facility.

The Senior Credit Facility contains customary covenants, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings and events of default. The Company was in compliance with all covenants at September 30, 2019.

The payment of dividends on the Company’s common stock is restricted under provisions of the Senior Credit Facility, which limits the amount of cash dividends that the Company may pay in any one fiscal year to $30,000. The Company currently does not pay, and has not paid, any dividends on its common stock, and currently intends to retain any future earnings for use in its business.

The Company had a balance of $58,987 outstanding on the Term Facility at September 30, 2019 at an interest rate of 4.0%, with $3,025 in principal payments due in the next twelve months.

(8) Hedging Activities and Financial Instruments

Derivatives Designated as Hedging Instruments

On July 8, 2019, the Company entered into an interest rate swap contract, designated as a cash flow hedge, to minimize the risk associated with the variability of cash flows in interest payments from variable-rate debt due to fluctuations in the one-month USD-LIBOR, subject to a 0% floor, through February 26, 2024. Changes in the interest rate swap are expected to offset the changes in cash flows attributable to fluctuations of the one-month USD-LIBOR for the interest payments associated with the Company's variable-rate debt.

The notional amount and fair value of the derivative on our balance sheet at September 30, 2019 are disclosed below:

(in thousands)	Balance Sheet location	Notional amount	Fair value
Interest rate swap contract	Other liabilities	$50,000	$(798)

Amounts released from Accumulated Other Comprehensive Loss (AOCL) and reclassified into “Interest and other expense, net” did not have a material impact on our condensed consolidated statements of operations and comprehensive loss for the quarter and nine months ended September 30, 2019. The net amount of AOCL expected to be reclassified to earnings in the next 12 months is not expected to have material impact on our condensed consolidated statements of operations and comprehensive loss.

Derivatives Not Designated as Hedging Instruments

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

The Company had $105,923 and $75,304 in notional foreign exchange contracts outstanding as of September 30, 2019 and December 31, 2018, respectively. The fair values of these contracts were not material.

The Company translates foreign currency balance sheets from each international businesses’ functional currency (generally the respective local currency) to U.S. dollars at end-of-period exchange rates, and statements of earnings at average exchange rates for each period. The resulting foreign currency translation adjustments are a component of other comprehensive income (loss).

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator for basic and diluted net loss per share:
Net loss attributable to 3D Systems Corporation	$(16,843)	$(11,550)	$(65,167)	$(41,369)

Denominator for basic and diluted net loss per share:
Weighted average shares	114,053	112,534	113,587	112,095

Net loss per share - basic and diluted	$(0.15)	$(0.10)	$(0.57)	$(0.37)

For the quarters ended September 30, 2019 and September 30, 2018, the effect of dilutive securities, including non-vested stock options and restricted stock awards/units, was excluded from the denominator for the calculation of diluted net loss per share because the Company recognized a net loss for the period and their inclusion would be anti-dilutive. Dilutive securities excluded for the quarter and nine months ended September 30, 2019 were 5,786 compared to 5,770 and 5,455, respectively, for the quarter ended and nine months ended September 30, 2018.

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

For the Company, the above standard applies to cash equivalents, Israeli severance funds and derivatives. The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$20,780	$—	$—	$20,780
Israeli severance funds (b)	$—	$7,394	$—	$7,394
Derivative financial instruments(c)	$—	$(798)	$—	$(798)

	Fair Value Measurements as of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$6,141	$—	$—	$6,141
Israeli severance funds (b)	$—	$6,822	$—	$6,822

(a)Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.
(b)The Company partially funds the liability for its Israeli severance requirement through monthly deposits into fund accounts, the value of these contributions are recorded to non-current assets on the consolidated balance sheet.
(c)See Note 8 for additional information on the Company's derivative financial instruments.

The Company did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the quarter and nine months ended September 30, 2019.

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

(11) Income Taxes

For the quarter and nine months ended September 30, 2019, the Company recorded expense of $2,010 and $5,793, resulting in effective tax rates of 13.6% and 9.8%, respectively. For the quarter and nine months ended September 30, 2018, the Company recorded expense of $1,593 and $6,086, resulting in effective tax rates of 16.0% and 17.4%, respectively. The difference between the statutory rate and the effective tax rate in 2019 is mainly driven by the Company recording a valuation allowance on one of its foreign subsidiaries in China, withholding tax expense, release of a liability for uncertain tax positions related to a German tax audit and expiration of statute of limitations for U.S. federal income tax purposes, foreign rate differential between the U.S. tax rate and foreign tax rates, as well as the impact of the change in valuation allowances that the Company has recorded in the U.S. and other foreign jurisdictions. In 2018 the impact was mainly driven by the change in valuation allowance that the Company has recorded in the U.S. and other foreign jurisdictions, foreign rate differential between the U.S. tax rate and foreign tax rates, and the completion of an audit in France.

Due to the one time transition tax, the majority of the Company’s previously unremitted earnings have now been subjected to U.S. federal income tax, although, other additional taxes such as withholding tax could be applicable. The Company continues to assert that its foreign earnings are indefinitely reinvested in our overseas operations. As such, it has not provided for any additional taxes on approximately $106,933 of unremitted earnings. The Company estimates the unrecognized deferred tax liability related to these earnings is approximately $16,000.
Tax years 2013 and 2014 remain subject to examination by the U.S. Internal Revenue Service ("IRS") for certain credit carryforwards, while tax years 2015 through 2017 remain open to examination by the IRS. State income tax returns are generally subject to examination for a period of three to four years after filing the respective tax returns. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in Australia (2015), Belgium (2016), Brazil (2013), China (2016), France (2016), Germany (2015), India (2014), Israel (2014), Italy (2013), Japan (2014), Korea (2013), Mexico (2013), Netherlands (2014), Switzerland (2013), the United Kingdom (2017) and Uruguay (2014).

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue from unaffiliated customers:
United States	$75,578	$81,282	$227,392	$250,023
Other Americas	2,248	873	6,949	4,918
EMEA	60,356	55,020	175,776	169,300
Asia Pacific	17,090	27,336	54,407	82,707
Total revenue	$155,272	$164,511	$464,524	$506,948

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue by class of product and service:
Products	$53,117	$59,648	$156,564	$188,016
Materials	41,389	40,274	124,047	128,137
Services	60,766	64,589	183,913	190,795
Total revenue	$155,272	$164,511	$464,524	$506,948

	Quarter ended September 30, 2019
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$371	$7,730	$4,731	$12,832
EMEA	14,001	12,067	1,522	27,590
Asia Pacific	1,731	810	813	3,354
Total intercompany sales	$16,103	$20,607	$7,066	$43,776

	Quarter ended September 30, 2018
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$499	$15,540	$4,888	$20,927
EMEA	18,259	6,939	1,551	26,749
Asia Pacific	1,134	15	923	2,072
Total intercompany sales	$19,892	$22,494	$7,362	$49,748

	Nine Months Ended September 30, 2019
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$1,361	$33,193	$13,188	$47,742
EMEA	49,438	33,923	3,848	87,209
Asia Pacific	3,176	849	2,301	6,326
Total intercompany sales	$53,975	$67,965	$19,337	$141,277

	Nine Months Ended September 30, 2018
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$1,521	$45,764	$17,303	$64,588
EMEA	51,471	18,691	4,687	74,849
Asia Pacific	3,779	16	2,696	6,491
Total intercompany sales	$56,771	$64,471	$24,686	$145,928

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
(Loss) income from operations:
Americas	$(21,183)	$(16,599)	$(72,039)	$(50,122)
EMEA	7,105	386	13,499	(2,948)
Asia Pacific	2,144	5,229	6,135	16,898
Total	$(11,934)	$(10,984)	$(52,405)	$(36,172)

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

Management estimates, assuming that the subsidiary owned by the Company at September 30, 2019, performs over the relevant future periods at its forecasted earnings levels, that these rights, if exercised, could require the Company, in future periods, to pay approximately $8,872 to the owners of such rights to acquire such ownership interests in the relevant subsidiary. This amount has been recorded as redeemable noncontrolling interests on the Consolidated Balance Sheet at September 30, 2019 and December 31, 2018. The ultimate amount payable relating to this transaction will vary because it is dependent on the future results of operations of the subject business.

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

Following negotiations with the assistance of a mediator, on September 20, 2019, the parties to the derivative actions listed above entered into a Stipulation of Settlement to resolve all nine related previously disclosed stockholder derivative complaints. On September 20, 2019, the plaintiffs filed a motion to seek approval of the global settlement in the derivative action captioned Nally v. Reichental, et al., Docket No. 0:15-cv-03756-MGL (D.S.C. Sept. 18, 2015), pending before Hon. Mary Geiger Lewis of the U.S. District Court for the District of South Carolina (the “Court”).

On October 2, 2019, the Court issued an order granting preliminary approval of the settlement, which consists of various corporate governance reforms and plaintiffs’ attorneys’ fees in the amount of $2,150. A hearing to determine whether the Court should issue an order finally approving the proposed settlement has been scheduled for December 19, 2019. If the settlement is approved by the Court, the Company’s insurance carrier will fund the entire monetary aspect of the settlement. A current liability of $2,150 was recorded for the preliminary approval amount and an offsetting receivable of $2,150 was recorded for related insurance proceeds.

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

On September 13, 2018, the Hawaii district court entered its Amended Judgment in a Civil Case, awarding the Company a final amended judgment of $2,182. On September 19, 2018, Barranco filed an Amended Notice of Appeal. On January 13, 2019, Barranco filed Appellant’s Opening Brief in the Ninth Circuit. On March 15, 2019, the Company filed its Answering Brief. On April 14, 2019, Barranco filed his Reply Brief. Oral Arguments took place on October 24, 2019. The Company intends to defend the appeal.

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
In addition, on July 19, 2019, the Company received a notice of immediate suspension of federal contracting from the United States Air Force, pending the outcome of an ongoing investigation. The suspension applied to 3D Systems, its subsidiaries and affiliates, and was related to the potential export controls violations involving the Company’s On Demand manufacturing business described above. Under the suspension, the Company was generally prohibited from receiving new federal government contracts or subcontracts from any executive branch agency as described in the provisions of 48 C.F.R Subpart 9.4 of the Federal Acquisition Regulation. The suspension allowed the Company to continue to perform current federal contracts, and also to receive awards of new subcontracts for items under $35 and for items considered commercially available off-the-shelf items. The Air Force lifted the suspension on September 6, 2019 following the execution of a two-year Administrative Agreement with the Company. The Company is now eligible to obtain and perform U.S. government contracts and subcontracts without restrictions. Under the Administrative Agreement, the Company will be monitored and evaluated by independent monitors who will report to the Air Force on the Company’s compliance with the terms of the Company’s Ethics & Compliance Program, including its overall culture, government contracting compliance program, and export controls compliance program.

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

(14) Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive loss by component are as follows:

(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Derivative financial instruments	Liquidation of non-US entity and purchase of non-controlling interests	Total
Balance at December 31, 2018	$(36,669)	$(2,647)	$—	$338	$(38,978)
Other comprehensive income (loss)	(6,787)	207	(798)	256	(7,122)
Balance at September 30, 2019	$(43,456)	$(2,440)	$(798)	$594	$(46,100)

The amounts presented in the table above are in other comprehensive loss and are net of taxes. For additional information about foreign currency translation, see Note 8.

(15) Noncontrolling Interests

As of September 30, 2019, the Company owned approximately 70% of the capital and voting rights of Robtec, a service bureau and distributor of 3D printing and scanning products in Brazil. Robtec was acquired on November 25, 2014.

As of September 30, 2019, the Company owned 100% of the capital and voting rights of Easyway, a service bureau and distributor of 3D printing and scanning products in China. Approximately 65% of the capital and voting rights of Easyway were acquired on April 2, 2015, and an additional 5% of the capital and voting rights of Easyway were acquired on July 19, 2017 for $2,300. The remaining 30% of the capital and voting rights of Easyway were acquired on January 21, 2019 for $13,500 to be paid in installments over four years, with the first installment of $2,500 paid in March 2019.

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

Summary of Third Quarter 2019 Financial Results

Total consolidated revenue for the quarter ended September 30, 2019 decreased by 5.6%, or $9.2 million, to $155.3 million, compared to $164.5 million for the quarter ended September 30, 2018. These results reflect a decrease in printers revenue due to the ordering patterns of a large enterprise customer and the exit of our entertainment business, as well as industry decline in manufacturing activity.

Healthcare revenue includes sales of products, materials and services for healthcare-related applications, including simulation, training, planning, anatomical models, surgical guides and instruments and medical and dental devices. For the quarter ended September 30, 2019, healthcare revenue increased by 6.3%, to $56.4 million, and made up 36.3% of total revenue, compared to $53.1 million, or 32.2% of total revenue, for the quarter ended September 30, 2018. The results reflect an increase primarily in materials and services revenues.

For the quarter ended September 30, 2019, total software revenue from products and services increased slightly by 0.1% to $24.6 million, and made up 15.8% of total revenue, compared to $24.6 million, or 14.9% of total revenue, for the quarter ended September 30, 2018.

Gross profit for the quarter ended September 30, 2019 decreased by 13.5%, or $10.5 million, to $67.3 million, compared to $77.8 million for the quarter ended September 30, 2018. Gross profit margin for the quarters ended September 30, 2019 and 2018 was 43.3% and 47.3%, respectively.

Operating expenses for the quarter ended September 30, 2019 decreased by 10.8%, or $9.6 million, to $79.2 million, compared to $88.8 million for the quarter ended September 30, 2018. Selling, general and administrative expenses for the quarter ended September 30, 2019 decreased by 11.2%, or $7.3 million, to $58.3 million, compared to $65.6 million for the quarter ended September 30, 2018. Research and development expenses for the quarter ended September 30, 2019 decreased by 9.7%, or $2.3 million, to $20.9 million, compared to $23.2 million for the quarter ended September 30, 2018.

Our operating loss for the quarter ended September 30, 2019 was $11.9 million, compared to an operating loss of $11.0 million for the quarter ended September 30, 2018.

For the nine months ended September 30, 2019 and 2018, we generated $10.1 million and used $2.9 million of cash from operations, respectively, as further discussed below. In total, our unrestricted cash balance at September 30, 2019 and December 31, 2018, was $127.6 million and $110.0 million, respectively. The higher cash balance was the result of our borrowing on the Senior Credit Facility, offset by repayment of amounts outstanding on the Prior Credit Agreement as well as investments in our facilities and IT infrastructure. For information on the Senior Credit Facility and the Prior Credit Agreement, see Note 7.

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

Comparison of revenue by geographic region

The following tables set forth changes in revenue by geographic region for the quarters and nine months ended September 30, 2019 and 2018.

Table 1

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue — third quarter 2018	$82,155	49.9%	$55,020	33.4%	$27,336	16.6%	$164,511	100.0%
Change in revenue:
Volume	(8,506)	(10.4)%	10,919	19.8%	(9,875)	(36.1)%	(7,462)	(4.5)%
Price/Mix	4,227	5.1%	(3,442)	(6.3)%	(137)	(0.5)%	648	0.4%
Foreign currency translation	(50)	(0.1)%	(2,141)	(3.9)%	(234)	(0.9)%	(2,425)	(1.5)%
Net change	(4,329)	(5.3)%	5,336	9.7%	(10,246)	(37.5)%	(9,239)	(5.6)%
Revenue — third quarter 2019	$77,826	50.1%	$60,356	38.9%	$17,090	11.0%	$155,272	100.0%

Consolidated revenue decreased by 5.6%, predominantly driven by lower sales volume in the Asia Pacific and Americas regions driven by ordering patterns of a large enterprise customer, on demand solutions and exiting the entertainment business, partially offset by favorable sales volumes in the EMEA region primarily driven by healthcare.

For the quarters ended September 30, 2019 and 2018, revenue from operations outside the U.S. was 51.3% and 50.6% of total revenue, respectively.

Table 2

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue — nine months 2018	$254,941	50.3%	$169,300	33.4%	$82,707	16.3%	$506,948	100.0%
Change in revenue:
Volume	(32,949)	(12.9)%	21,379	12.6%	(24,345)	(29.4)%	(35,915)	(7.1)%
Price/Mix	12,837	5.0%	(5,448)	(3.2)%	(2,143)	(2.6)%	5,246	1.0%
Foreign currency translation	(488)	(0.2)%	(9,455)	(5.6)%	(1,812)	(2.2)%	(11,755)	(2.3)%
Net change	(20,600)	(8.1)%	6,476	3.8%	(28,300)	(34.2)%	(42,424)	(8.4)%
Revenue — nine months 2019	$234,341	50.5%	$175,776	37.8%	$54,407	11.7%	$464,524	100.0%

Consolidated revenue decreased 8.4%, predominantly driven by lower sales volume in the Americas and Asia Pacific regions which was largely driven by driven by ordering patterns of a large enterprise customer in the prior year and the unfavorable impact of foreign currency, particularly in EMEA, partially offset by increased volume in the EMEA region primarily driven by healthcare and favorable price/mix in the Americas driven by materials and production printers.

For the nine months ended September 30, 2019 and 2018, revenue from operations outside the U.S. was 51.0% and 50.7% of total revenue, respectively.

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

The following tables set forth the change in revenue by class for the quarters and nine months ended September 30, 2019 and 2018.

Table 3

(Dollars in thousands)	Products		Materials		Services		Total
Revenue — third quarter 2018	$59,648	36.3%	$40,274	24.5%	$64,589	39.3%	$164,511	100.0%
Change in revenue:
Volume	(6,093)	(10.2)%	1,337	3.3%	(2,706)	(4.2)%	(7,462)	(4.5)%
Price/Mix	264	0.4%	384	1.0%	—	—%	648	0.4%
Foreign currency translation	(702)	(1.2)%	(606)	(1.5)%	(1,117)	(1.7)%	(2,425)	(1.5)%
Net change	(6,531)	(10.9)%	1,115	2.8%	(3,823)	(5.9)%	(9,239)	(5.6)%
Revenue — third quarter 2019	$53,117	34.2%	$41,389	26.7%	$60,766	39.1%	$155,272	100.0%

Consolidated revenue decreased 5.6%, predominantly due to lower products volume which was driven by the impact of ordering patterns of a large enterprise customer, partially offset by revenue from healthcare and metal printers. For the quarters ended September 30, 2019 and 2018, revenue from printers contributed $30.4 million and $36.8 million, respectively. Software revenue included in the products category, including scanners and haptic devices, contributed $13.3 million and $13.6 million for the quarters ended September 30, 2019 and 2018, respectively.

Services revenue decreased due to lower revenue from on demand solutions and from the entertainment business, which the company exited in 2019, and the unfavorable impact of foreign currency translation, partially offset by increased revenue from healthcare. For the quarters ended September 30, 2019 and 2018, revenue from on demand manufacturing services contributed $23.1 million and $26.3 million, respectively. For the quarters ended September 30, 2019 and 2018, software services revenue contributed $11.3 million and $11.0 million, respectively.

Table 4

(Dollars in thousands)	Products		Materials		Services		Total
Revenue — nine months 2018	$188,016	37.1%	$128,137	25.3%	$190,795	37.6%	$506,948	100.0%
Change in revenue:
Volume	(30,148)	(16.0)%	(3,614)	(2.8)%	(2,153)	(1.1)%	(35,915)	(19.9)%
Price/Mix	2,674	1.4%	2,572	2.0%	—	—%	5,246	3.4%
Foreign currency translation	(3,978)	(2.1)%	(3,048)	(2.4)%	(4,729)	(2.5)%	(11,755)	(7.0)%
Net change	(31,452)	(16.7)%	(4,090)	(3.2)%	(6,882)	(3.6)%	(42,424)	(8.4)%
Revenue — nine months 2019	$156,564	33.7%	$124,047	26.7%	$183,913	39.6%	$464,524	100.0%

Consolidated revenue decreased 8.4%, predominantly driven by the products revenue category which was impacted by ordering patterns of a large enterprise customer and unfavorable impacts of foreign currency translation, only partially offset by revenue from recently launched printer models. For the nine months ended September 30, 2019 and 2018, revenue from printers contributed $90.3 million and $120.2 million, respectively. Software revenue included in the products category, including scanners and haptic devices, contributed $39.2 million and $39.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Materials revenue decreased due to lower sales volume and the unfavorable impact of foreign currency, offset by a favorable impact from price/mix. The decline in volume is driven by weaker demand for materials utilized in older printer models, only partially offset by demand for new materials.

Services revenue decreased primarily due to the unfavorable impact of foreign currency translation. For the nine months ended September 30, 2019 and 2018, revenue from on demand manufacturing services contributed $69.7 million and $79.3 million, respectively. For the nine months ended September 30, 2019 and 2018, software services revenue contributed $33.5 million and $33.0 million, respectively.

Gross profit and gross profit margins

The following tables set forth gross profit and gross profit margins for the quarters and nine months ended September 30, 2019 and 2018.

Table 5

	Quarter Ended September 30,
	2019		2018		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	8,339	15.7%	17,522	29.4%	(9,183)	(52.4)%	(13.7)	(46.6)%
Materials	28,123	67.9%	27,956	69.4%	167	0.6%	(1.5)	(2.2)%
Services	30,819	50.7%	32,332	50.1%	(1,513)	(4.7)%	0.6	1.2%
Total	$67,281	43.3%	$77,810	47.3%	$(10,529)	(13.5)%	(4.0)	(8.5)%

The decrease in total consolidated gross profit is due to the decrease in product sales, primarily lower sales of printers.

Products gross profit margin decreased primarily due to under absorption of supply chain overhead resulting from lower production, in addition to the impact of the mix of sales and inventory adjustments. A favorable mix of sales towards higher gross profit margin service offerings and improvements in printer service margins drove services gross profit margin improvements.

Table 6

	Nine Months Ended September 30,
	2019		2018		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	28,434	18.2%	57,239	30.4%	(28,805)	(50.3)%	(12.2)	(40.1)%
Materials	85,368	68.8%	90,852	70.9%	(5,484)	(6.0)%	(2.1)	(3.0)%
Services	92,483	50.3%	93,750	49.1%	(1,267)	(1.4)%	1.2	2.4%
Total	$206,285	44.4%	$241,841	47.7%	$(35,556)	(14.7)%	(3.3)	(6.9)%

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

Operating expenses

The following tables set forth the components of operating expenses for the quarters and nine months ended September 30, 2019 and 2018.

Table 7

	Quarter Ended September 30,
	2019		2018		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	58,275	37.5%	65,600	39.9%	(7,325)	(11.2)%
Research and development expenses	20,940	13.5%	23,194	14.1%	(2,254)	(9.7)%
Total operating expenses	$79,215	51.0%	$88,794	54.0%	$(9,579)	(10.8)%

Selling, general and administrative expenses decreased primarily due to ongoing reduced personnel and facility expenses related cost optimization efforts, lower amortization from previously acquired intangible assets and decreased legal expenses.

Research and development expenses decreased as we have completed projects related to new products and platforms brought to market in 2018, and prioritized investments in materials and software.

Table 8

	Nine Months Ended September 30,
	2019		2018		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	195,036	42.0%	206,225	40.7%	(11,189)	(5.4)%
Research and development expenses	63,654	13.7%	71,788	14.2%	(8,134)	(11.3)%
Total operating expenses	$258,690	55.7%	$278,013	54.8%	$(19,323)	(7.0)%

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

Loss from operations

The following table sets forth (loss) income from operations by geographic region for the quarters and nine months ended September 30, 2019 and 2018.

Table 9

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
(Loss) income from operations:
Americas	(21,183)	(16,599)	(72,039)	(50,122)
EMEA	7,105	386	13,499	(2,948)
Asia Pacific	2,144	5,229	6,135	16,898
Total	$(11,934)	$(10,984)	$(52,405)	$(36,172)

See “Comparison of revenue by geographic region,” “Gross profit and gross profit margins” and “Operating expenses” above.

Interest and other (expense) income, net

The following table sets forth the components of interest and other (expense) income, net, for the quarters and nine months ended September 30, 2019 and 2018.

Table 10

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest and other (expense) income, net
Foreign exchange (loss) gain	(1,095)	1,035	(2,204)	2,888
Interest expense, net	(953)	(40)	(2,393)	(35)
Other (expense) income, net	(770)	32	(2,177)	(1,718)
Total interest and other (expense) income, net	$(2,818)	$1,027	$(6,774)	$1,135

The increase in total interest and other expense, net for the quarter ended September 30, 2019 as compared to the quarter ended September 30, 2018 was primarily driven by unfavorable foreign currency impacts, higher interest expense resulting from the Senior Credit Facility and losses recorded on investments.

The increase in total interest and other expense, net for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily driven by unfavorable foreign currency impacts, higher interest expense resulting from the Senior Credit Facility put in place in the first quarter of 2019 and the impairment of assets sold with the Entertainment business recorded in the second quarter 2019; partially off-set by an adjustment to the fair value of certain cost method investments in the first quarter of 2018.

Net loss attributable to 3D Systems

The following tables set forth the primary components of net loss attributable to 3D Systems for the quarters and nine months ended September 30, 2019 and 2018.

Table 11

	Quarter Ended September 30,
(Dollars in thousands)	2019	2018	Change
Loss from operations	$(11,934)	$(10,984)	$(950)
Other non-operating items:
Interest and other (expense) income, net	(2,818)	1,027	(3,845)
Provision for income taxes	(2,010)	(1,593)	(417)
Net loss	(16,762)	(11,550)	(5,212)
Less: net income attributable to noncontrolling interests	81	—	81
Net loss attributable to 3D Systems Corporation	$(16,843)	$(11,550)	$(5,293)

Table 12

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	Change
Loss from operations	$(52,405)	$(36,172)	$(16,233)
Other non-operating items:			—
Interest and other (expense) income, net	(6,774)	1,135	(7,909)
Provision for income taxes	(5,793)	(6,086)	293
Net loss	(64,972)	(41,123)	(23,849)
Less: net income attributable to noncontrolling interests	195	246	(51)
Net loss attributable to 3D Systems Corporation	$(65,167)	$(41,369)	$(23,798)

The increase in net loss for the quarter and nine months ended September 30, 2019, as compared to the quarter and nine months ended September 30, 2018, was primarily driven by an increase in loss from operations. See “Gross profit and gross profit margins” and “Operating expenses” above.

Liquidity and Capital Resources

Table 13

			Change
(Dollars in thousands)	September 30, 2019	December 31, 2018	$	%
Cash and cash equivalents	$127,616	$109,998	$17,618	16.0%
Accounts receivable, net	110,333	126,618	(16,285)	(12.9)%
Inventories	122,706	133,161	(10,455)	(7.9)%
	360,655	369,777	(9,122)
Less:
Current portion of long term debt	3,025	—	3,025	—%
Current right of use liabilities	10,797	654	10,143	1550.9%
Accounts payable	53,014	66,722	(13,708)	(20.5)%
Accrued and other liabilities	62,701	59,265	3,436	5.8%
	129,537	126,641	2,896
Operating working capital	$231,118	$243,136	$(12,018)	(4.9)%

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

As a result of the Term Facility, the Company has exposure to floating interest rates. To manage interest expense, the Company evaluates an appropriate mix of fixed and floating rate debt. In July 2019, the Company entered into a floating to fixed interest rate swap to reduce exposure to changes in floating interest rates on the Term Facility. The interest rate swap has a notional value of $50,000 and will expire on February 26, 2024, concurrent with the Term Facility. The notional value will decline over the term of the interest rate swap as amortization payments reduce the principal amount of the Term Facility. As a result of the interest rate swap, the percentage of total principal debt (excluding capital leases) that is subject to floating interest rates is approximately 15%. The Company designated the swap as a cash flow hedge for accounting treatment.

Cash held outside the U.S. at September 30, 2019 was $85.0 million, or 66.6% of total cash and equivalents, compared to $73.3 million, or 66.7% of total cash and equivalents at December 31, 2018. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash flow” discussion below.

Days’ sales outstanding (DSO) was 65 at September 30, 2019, compared to 69 days for the year at December 31, 2018. Accounts receivable more than 90 days past due increased to 12.0% of gross receivables at September 30, 2019, from 8.9% at December 31, 2018. We review specific receivables periodically to determine the appropriate reserve for accounts receivable.

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

Cash flow

The following tables set forth components of cash flow for the nine months ended September 30, 2019 and 2018.

Table 14

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Net cash provided by (used in) operating activities	$10,084	$(2,931)
Net cash used in investing activities	(18,389)	(29,550)
Net cash provided by (used in) financing activities	27,333	(8,906)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,400)	(2,417)
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,628	$(43,804)

Cash flow from operations

Table 15

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Net loss	$(64,972)	$(41,123)
Non-cash charges	61,680	66,869
Changes in working capital and all other operating assets	13,376	(28,677)
Net cash provided by (used in) operating activities	$10,084	$(2,931)

Cash provided by operating activities for the nine months ended September 30, 2019 was $10.1 million and cash used in operating activities for the nine months ended September 30, 2018 was $2.9 million. Excluding non-cash charges, the net loss resulted in a use of cash of $3.3 million for the nine months ended September 30, 2019 and provided cash of $25.7 million for the nine months ended September 30, 2018. Non-cash charges generally consist of depreciation, amortization, and stock-based compensation.

Improvements in working capital provided cash of $13.4 million for the nine months ended September 30, 2019 and working capital requirements used cash of $28.7 million for the nine months ended September 30, 2018. In the nine months ended September 30, 2019, drivers of working capital related to cash inflows were a decrease in accounts receivable, inventory and an increase in deferred revenues; partially offset by a decrease in accounts payable and accrued and other current liabilities. In the nine months ended September 30, 2018, cash outflows were driven by increases in inventory, prepaid expenses and a decreases in accrued and other current liabilities; partially offset by an increase in accounts payable and a decrease in accounts receivable.

Cash flow from investing activities

Table 16

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Purchases of property and equipment	$(18,265)	$(28,323)
Proceeds from sale of assets	1,620	9
Other investing activities	(1,744)	(1,236)
Net cash used in investing activities	$(18,389)	$(29,550)

The primary outflow of cash relates to investments in our facilities including our customer innovation centers and healthcare and on-demand facilities as well as continued investments in our IT infrastructure.

Cash flow from financing activities

Table 17

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Proceeds from borrowings	$100,000	$—
Repayment of borrowings/long term debt	(66,013)	—
Payments related to net-share settlement of stock based compensation	(3,029)	(5,723)
Purchase of noncontrolling interest	(2,500)	—
Payments on earnout consideration	—	(2,675)
Other financing activities	(1,125)	(508)
Net cash provided by (used in) financing activities	$27,333	$(8,906)

Cash provided by financing activities was $27.3 million for the nine months ended September 30, 2019 and cash used in financing activities was $8.9 million for the nine months ended September 30, 2018. The primary inflow of cash for the nine months ended September 30, 2019 relates to borrowing on the Term Facility, partially offset by repayments of the Prior Credit Facility and Term Facility.

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

Except for the accounting policies related to lease accounting that were updated as a result of adopting ASC Topic 842, there have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019, that have had a material impact on our condensed consolidated financial statements and related notes, other than the following:

Our EMEA, APAC and Americas reporting units carry approximately $182.2 million, $35.5 million and $0 of goodwill, respectively, as of September 30, 2019. Goodwill in the Americas region was written off in 2015. The net carrying values of our long-lived assets in the EMEA, APAC, and Americas regions are approximately $67.5 million, $7.4 million, and $69.3 million, respectively. In our 2018 impairment testing, we determined the EMEA and APAC reporting units had fair values substantially in excess of their carrying values (>100%). Our 2018 impairment testing also indicated no impairment of long-lived assets in the Americas region as the undiscounted cash flows were substantially in excess of the carrying value of long-lived assets (>59%). This headroom and recoverability were driven by our forecasts of future operating performance as well as external market indicators.

Our operating performance through September 30, 2019 has been negatively impacted by macroeconomic factors, the decrease and mix of sales, and the ordering patterns of a large enterprise customer. The Company is taking actions to counter these factors, including reducing our cost structure by focusing on cost of sales and operating expenses to drive future profitability. Based on currently available information, the Company continues to believe the fair value of the reporting units exceeds their carrying values and the carrying value of our long-lived assets is recoverable. In the event that these matters are not satisfactorily resolved, the Company could experience a triggering event or impairment of its goodwill or long-lived asset balances in future periods.

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

Forward-looking statements are based upon management’s beliefs, assumptions and current expectations concerning future events and trends, using information currently available, and are necessarily subject to uncertainties, many of which are outside our control. Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not, and should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include without limitation:

•competitive industry pressures;
•our ability to deliver products that meet changing technology and customer needs;
•our ability to identify strategic acquisitions, to integrate such acquisitions into our business without disruption and to realize the anticipated benefits of such acquisitions;
•impact of future write-off or write-downs of intangible assets;
•our ability to acquire and enforce intellectual property rights and defend such rights against third party claims;
•our ability to protect our intellectual property rights and confidential information, including our digital content, from third-party infringers or unauthorized copying, use or disclosure;
•failure of our information technology infrastructure or inability to protect against cyber-attack;
•our ability to generate net cash flow from operations;
•our ability to obtain additional financing on acceptable terms;
•our ability to comply with the covenants in our borrowing agreements;
•impact of global economic, political and social conditions and financial markets on our business;
•fluctuations in our gross profit margins, operating income or loss and/or net income or loss;
•our ability to efficiently conduct business outside the U.S.;
•our dependence on our supply chain for components and sub-assemblies used in our 3D printers and other products and for raw materials used in our print materials;
•our ability to manage the costs and effects of litigation, investigations or similar matters involving us or our subsidiaries;
•product quality problems that result in decreased sales and operating margin, product returns, product liability, warranty or other claims;
•our ability to retain our key employees and to attract and retain new qualified employees, while controlling our labor costs;
•our exposure to product liability claims and other claims and legal proceedings;
•disruption in our management information systems for inventory management, distribution, and other key functions;

•compliance with U.S. and other anti-corruption laws, data privacy laws, trade controls, economic sanctions, and similar laws and regulations;
•our ability to comply with the terms of the Administrative Agreement with the U.S. Air Force and to maintain our status as a responsible contractor under federal rules and regulations;
•changes in, or interpretation of, tax rules and regulations; and
•compliance with, and related expenses and challenges concerning, conflict-free minerals regulations; and
•the other factors discussed in the reports we file with or furnishes to the SEC from time to time, including the risks and important factors set forth in additional detail in Item 1A. “Risk Factors” in the 2018 Form 10-K and in Part II, Item 1A. “Risk Factors” in the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2019 (the “2019 Q1 Form 10-Q”) and the quarter ended June 30, 2019 (the “2019 Q2 Form 10-Q” and, together with the 2019 Q1 Form 10-Q and this Form 10-Q, the “2019 Quarterly Reports”).

Certain of these and other factors are discussed in more detail in Item 1A. “Risk Factors” in the 2018 Form 10-K and in the 2019 Quarterly Reports. Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise. All subsequent written or oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by the cautionary statements referenced above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks at December 31, 2018, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the 2018 Form10-K. During the first nine months of 2019, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2018.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

Item 1A. Risk Factors.

We disclosed potential violations of U.S. export controls laws to the U.S. federal government that resulted in multiple investigations. We have implemented compliance processes and procedures to identify and prevent potential future violations of export control laws, trade sanctions, and government contracting laws and regulations, and continue to review our government contracting compliance risks and potential violations. Based on the disclosures and investigations, the U.S. Air Force temporarily suspended us from certain new federal contracts and orders in July 2019 and lifted that suspension in September 2019 following the execution of an Administrative Agreement with the Company. Failure to comply with the terms of the Administrative Agreement or the commencement of a separate action by another governmental agency would result in decreased revenues and additional harm to our reputation and otherwise adversely affect our business, operating results and financial condition.

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

In addition, on July 19, 2019, we received a notice of immediate suspension of federal contracting from the United States Air Force, pending the outcome of an ongoing investigation. The suspension applied to 3D Systems, its subsidiaries and affiliates, and was related to export controls violations involving 3D Systems’ On Demand manufacturing business described above. Under the suspension, we were generally prohibited from receiving new federal government contracts or subcontracts from any executive branch agency as described in the provisions of 48 C.F.R Subpart 9.4 of the Federal Acquisition Regulation. The suspension allowed us to continue to perform current federal contracts, and also to receive awards of new subcontracts for items under $35,000 and for items considered commercially available off-the-shelf items. The Air Force lifted the suspension on September 6, 2019 following the execution of a two-year Administrative Agreement with the Company. The Company is now eligible to obtain and perform U.S. government contracts and subcontracts without restrictions. Under the Administrative Agreement, the Company will be monitored and evaluated by independent monitors who will report to the Air Force on the Company’s compliance with the terms of the Company’s Ethics & Compliance Program, including its overall culture, government contracting compliance program, and export controls compliance program. The Company’s failure to comply fully with the terms of the Administrative Agreement or the commencement of separate actions by other agencies of the federal government could result in reinstatement of the suspension or debarment from future federal contracting, which would result in decreased revenues and additional harm to our reputation and otherwise adversely affect our business, operating results and financial condition,

Although we cannot predict the ultimate resolution of these matters, we have incurred and expect to continue to incur significant legal costs and other expenses in connection with responding to the U.S. government agencies.

Throughout 2018, we implemented new compliance procedures to identify and prevent potential violations of export controls laws, trade sanctions, and government contracting laws and regulations and created a Compliance Committee of the Board of Directors to further enhance board oversight of compliance risks. As a result of these compliance enhancements, we identified additional potential violations of ITAR, and submitted related voluntary disclosures to DDTC. As we continue to implement additional compliance enhancements throughout 2019, we may discover additional potential violations of export controls laws, trade sanctions, and/or government contracting laws in the future. If we identify any additional potential violations, we will submit voluntary disclosures to the relevant agencies and cooperate with such agencies on any related investigations. Independent monitors will observe and evaluate the Company’s continued compliance with its Ethics & Compliance Program during the term of the Administrative Agreement.

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

The market price of our common stock has experienced, and may continue to experience, considerable volatility. Between January 1, 2018 and October 17, 2019, the trading price of our common stock has ranged from a low of $6.47 per share to a high of $21.78 per share. Numerous factors could have a significant effect on the price of our common stock, including those described or referred to in the “Risk Factors” section of the Form 10-K, the 2019 Q1 Form 10-Q, and the 2019 Q2 Form 10-Q, as well as, among other things:

•Our perceived value in the securities markets;

•Overall trends in the stock market;

•Announcements of changes in our forecasted operating results or the operating results of one or more of our competitors;

•Compliance with the terms of our Administrative Agreement with the U.S. Air Force;

•The impact of changes in our results of operations, our financial condition or our prospects;

•Future sales of our common stock or other securities (including any shares issued in connection with earn-out obligations for any past or future acquisition);

•Market conditions for providers of products and services such as ours;

•Executive level management uncertainty or change;

•Changes in recommendations or revenue or earnings estimates by securities analysts; and

•Announcements of acquisitions by us or one of our competitors.

There have been no other material changes to the risk factors as previously disclosed in the 2018 Form 10-K, the 2019 Q1 Form 10-Q, and the 2019 Q2 Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the quarter ended September 30, 2019:

	Total number of shares (or units) purchased		Average price paid per share (or unit)
Shares delivered or withheld pursuant to restricted stock awards
July 1, 2019 - July 31, 2019	83,033		$9.08
August 1, 2019 - August 31, 2019	189,398		$6.56
September 1, 2019 - September 30, 2019	11,384		$7.02
	283,815	(a)	$7.32	(b)
(a)Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.
(b)The average price paid reflects the average market value of shares withheld for tax purposes.

Item 6. Exhibits.

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

3.3	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

3.4	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on October 7, 2011. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 7, 2011.)

3.6	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on May 21, 2013. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 22, 2013.)

3.7	Amended and Restated By-Laws of 3D Systems Corporation. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on March 15, 2018.)

10.1*	Employment Agreement between 3D Systems Corporation and Todd Booth, dated August 15, 2019. (Incorporated by reference to Exhibit 10.1 to Registrant’s current report on Form 8-K filed on August 19, 2019.)

10.2	First Amendment, dated September 30, 2019, to the Credit Agreement, dated February 27, 2019, among 3D Systems Corporation, HSBC Bank USA, National Association, as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, the guarantors party thereto, and the other lenders party thereto.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 30, 2019.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 30, 2019.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 30, 2019.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 30, 2019.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

* Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation

By	/s/ Todd A. Booth
Todd A. Booth
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Date: October 30, 2019