Form 10-Q
period 2020-03-31
3D SYSTEMS CORP
filed 2020-05-06
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

(Registrant’s Telephone Number, Including Area Code): (803) 326-3900
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	DDD	New York Stock Exchange

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
Shares of Common Stock, par value $0.001, outstanding as of May 1, 2020: 118,878,168

3D SYSTEMS CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$112,776	$133,665
Accounts receivable, net of reserves — $9,013 (2020) and $8,762 (2019)	108,769	109,408
Inventories	113,240	111,106
Prepaid expenses and other current assets	32,688	18,991
Total current assets	367,473	373,170
Property and equipment, net	89,373	92,940
Intangible assets, net	43,788	48,338
Goodwill	218,207	223,176
Right of use assets	34,991	36,890
Deferred income tax asset	5,040	5,408
Other assets, net	24,840	27,390
Total assets	$783,712	$807,312
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long term debt	$2,506	$2,506
Current right of use liabilities	9,416	9,569
Accounts payable	55,862	49,851
Accrued and other liabilities	50,803	63,095
Customer deposits	5,060	5,712
Deferred revenue	42,659	32,231
Total current liabilities	166,306	162,964
Long-term debt, net of deferred financing costs	44,619	45,215
Long-term right of use liabilities	33,880	35,402
Deferred income tax liability	3,553	4,027
Other liabilities	46,685	45,808
Total liabilities	295,043	293,416
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock,$0.001 par value, authorized 220,000 shares; issued 121,661 (2020) and 121,266 (2019)	121	120
Additional paid-in capital	1,370,174	1,371,564
Treasury stock, at cost — 3,838 shares (2020) and 3,670 shares (2019)	(19,718)	(18,769)
Accumulated deficit	(812,633)	(793,709)
Accumulated other comprehensive loss	(49,275)	(37,047)
Total 3D Systems Corporation stockholders' equity	488,669	522,159
Noncontrolling interests	—	(8,263)
Total stockholders’ equity	488,669	513,896
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$783,712	$807,312

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(in thousands, except per share amounts)	2020	2019
Revenue:
Products	$78,809	$92,347
Services	55,896	59,633
Total revenue	134,705	151,980
Cost of sales:
Products	48,896	55,760
Services	28,677	30,515
Total cost of sales	77,573	86,275
Gross profit	57,132	65,705
Operating expenses:
Selling, general and administrative	56,106	65,107
Research and development	19,244	21,903
Total operating expenses	75,350	87,010
Loss from operations	(18,218)	(21,305)
Interest and other (expense) income, net	(2,564)	(1,201)
Loss before income taxes	(20,782)	(22,506)
Benefit (provision) for income taxes	1,858	(1,844)
Net loss	(18,924)	(24,350)
Less: net income attributable to noncontrolling interests	—	44
Net loss attributable to 3D Systems Corporation	$(18,924)	$(24,394)

Net loss per share available to 3D Systems Corporation common stockholders - basic and diluted	$(0.17)	$(0.22)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended March 31,
(in thousands, except per share amounts)	2020	2019
Net loss	$(18,924)	$(24,350)
Other comprehensive income (loss), net of taxes:
Pension adjustments	164	92
Derivative financial instruments	(1,659)	—
Foreign currency translation	(10,172)	(752)
Total other comprehensive income (loss), net of taxes:	(11,667)	(660)
Total comprehensive loss, net of taxes	(30,591)	(25,010)
Comprehensive income attributable to noncontrolling interests	—	24
Comprehensive loss attributable to 3D Systems Corporation	$(30,591)	$(25,034)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(18,924)	$(24,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,690	13,144
Stock-based compensation	6,312	6,706
Provision for bad debts	817	219
Loss on the disposition of property, equipment and other assets	137	—
Provision for deferred income taxes	(106)	(498)
Impairment of assets	1,100	180
Changes in operating accounts:
Accounts receivable	1,568	(2,928)
Inventories	(2,694)	(5,192)
Prepaid expenses and other current assets	(14,298)	354
Accounts payable	6,616	(11,987)
Deferred revenue and customer deposits	10,242	11,811
Accrued and other current liabilities	(8,068)	(5,531)
All other operating activities	3,323	2,914
Net cash used in operating activities	(2,285)	(15,158)
Cash flows from investing activities:
Purchases of property and equipment	(4,366)	(8,837)
Proceeds from sale of assets	552	—
Purchase of noncontrolling interest	(12,500)	(2,500)
Other investing activities	(284)	(37)
Net cash used in investing activities	(16,598)	(11,374)
Cash flows from financing activities:
Proceeds from borrowings	—	100,000
Repayment of borrowings/long term debt	(627)	(25,000)
Proceeds from inventory financing agreements	2,509	—
Payments related to net-share settlement of stock based compensation	(949)	(483)
Other financing activities	296	(780)
Net cash provided by financing activities	1,229	73,737
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,241)	57
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,895)	47,262
Cash, cash equivalents and restricted cash at the beginning of the period (a)	134,617	110,919
Cash, cash equivalents and restricted cash at the end of the period (a)	$113,722	$158,181

Supplemental cash flow information
Cash interest payments	$1,069	$642
Cash income tax payments, net	$1,832	$4,862
Transfer of equipment from inventory to property and equipment, net (b)	$350	$154

Noncash financing activity
Purchase of noncontrolling interest (c)	$—	$(11,000)

(a)The amounts for cash and cash equivalents shown above include restricted cash of $946 and $921 as of March 31, 2020 and 2019, respectively, and $952 and $921 as of December 31, 2019, and 2018, respectively, which were included in Other assets, net, in the condensed consolidated balance sheets.
(b)Inventory is transferred from inventory to property and equipment at cost when we require additional machines for training or demonstration or for placement into on demand manufacturing services locations.
(c)Purchase of noncontrolling interest to be paid in installments over a four-year period recorded to Accrued and other liabilities and Other liabilities on the condensed consolidated balance sheets.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Quarters Ended
	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
December 31, 2019	$120	$1,371,564	$(18,769)	$(793,709)	$(37,047)	$522,159	$(8,263)	$513,896
Issuance (repurchase) of stock	1	—	(949)	—	—	(948)	—	(948)
Acquisition of non-controlling interest	—	(7,702)	—	—	(561)	(8,263)	8,263	—
Stock-based compensation expense	—	6,312	—	—	—	6,312	—	6,312
Net income (loss)	—	—	—	(18,924)	—	(18,924)		(18,924)
Pension adjustment	—	—	—	—	164	164	—	164
Derivative financial instrument loss	—	—	—	—	(1,659)	(1,659)	—	(1,659)
Foreign currency translation adjustment	—	—	—	—	(10,172)	(10,172)		(10,172)
March 31, 2020	$121	$1,370,174	$(19,718)	$(812,633)	$(49,275)	$488,669	$—	$488,669

December 31, 2018	$117	$1,355,503	$(15,572)	$(722,701)	$(38,978)	$578,369	$(2,382)	$575,987
Issuance (repurchase) of stock	1	—	(484)	—	—	(483)	—	(483)
Acquisition of non-controlling interest	—	(7,526)	—	—	256	(7,270)	(6,072)	(13,342)
Stock-based compensation expense	—	6,706	—	—	—	6,706	—	6,706
Net income (loss)	—	—	—	(24,394)	—	(24,394)	44	(24,350)
Pension adjustment	—	—	—	—	92	92	—	92
Foreign currency translation adjustment	—	—	—	—	(732)	(732)	(20)	(752)
March 31, 2019	$118	$1,354,683	$(16,056)	$(747,095)	$(39,362)	$552,288	$(8,430)	$543,858

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of 3D Systems Corporation and all majority-owned subsidiaries and entities in which a controlling interest is maintained (“3D Systems” or the “Company” or “we” or “us”). All significant intercompany transactions and balances have been eliminated in consolidation. A non-controlling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. We include noncontrolling interests as a component of total equity in the condensed consolidated balance sheets and the net income attributable to noncontrolling interests are presented as an adjustment from net loss used to arrive at net loss attributable to 3D Systems Corporation in the condensed consolidated statements of operations and comprehensive loss.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). Our annual reporting period is the calendar year.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.

Our operations in Americas, EMEA and APAC expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. While the COVID-19 pandemic has impacted the Company’s reported results for the first quarter, we are unable to predict the longer term impact that the pandemic may have on our business, results of operations, financial position or cash flows. The extent to which our operations may be impacted by the dynamic nature of the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in the financial markets remain unknown. As a result of these matters, the Company experienced a triggering event in the current quarter and performed a quantitative analysis for potential impairment of its goodwill or long-lived asset balances. Based on currently available information and analysis as of March 31, 2020, the Company continues to believe the fair value of the reporting units exceeds their carrying values and the carrying value of our long-lived assets is recoverable. In the event that these matters are not satisfactorily resolved, the Company could experience another triggering event or impairment of its goodwill or long-lived asset balances in future periods.

All dollar amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), as revised in July 2018, which provides guidance regarding the measurement of credit losses for financial assets and certain other instruments that are not accounted for at fair value through net income, including trade and other receivables, debt securities, net investment in sales type and direct financing leases, and off-balance sheet credit exposures. The new guidance requires companies to replace the current incurred loss impairment methodology with a methodology that measures all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this guidance during the current period and the implementation did not have a material effect on our financial position or results of operations.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The Company adopted this guidance during the current period and the implementation did not have a material effect on our financial position or results of operations.

Accounting Standards Issued But Not Yet Adopted

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

No other new accounting pronouncements, issued or effective during 2020, have had or are expected to have a significant impact on our consolidated financial statements.

(2) Revenue

We account for revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers.”

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

At March 31, 2020, we had $98,551 of outstanding performance obligations. We expect to recognize approximately 91 percent of our remaining performance obligations as revenue within the next twelve months, an additional 5 percent by the end of 2021 and the balance thereafter.

See Note 13 for additional information related to revenue by reportable segment and major lines of business.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer deposits and deferred revenues (contract liabilities) on the condensed consolidated balance sheets. Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized at the time of invoicing, or unbilled receivables when revenue is recognized prior to invoicing. For most of our contracts, customers are invoiced when products are shipped or when services are performed resulting in billed accounts receivables for the remainder of the owed contract price. Unbilled receivables generally result from items being shipped where the customer has not been charged, but for which revenue had been recognized. In our on demand manufacturing business, customers may be required to pay in full before work begins on their orders, resulting in customer deposits. We typically bill in advance for installation, training and maintenance contracts as well as extended warranties, resulting in deferred revenue. Changes in contract asset and liability balances were not materially impacted by any other factors for the period ended March 31, 2020.

Through March 31, 2020, we recognized revenue of $12,659 related to our contract liabilities at December 31, 2019.

(3) Leases

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

Components of lease cost (income) were as follows:

(in thousands)	Quarter ended March 31, 2020	Quarter Ended March 31, 2019
Operating lease cost	$2,895	$3,789
Finance lease cost - amortization expense	204	206
Finance lease cost - interest expense	161	115
Short-term lease cost	27	24
Variable lease cost	914	—
Sublease income	(152)	—
Total	$4,049	$4,134

Balance sheet classifications at March 31, 2020 and December 31, 2019 are summarized below:

	2020			2019
(in thousands)	Right of use assets	Current right of use liabilities	Long-term right of use liabilities	Right of use assets	Current right of use liabilities	Long-term right of use liabilities
Operating Leases	$27,085	$8,544	$23,768	$28,571	$9,231	$24,835
Finance Leases	7,906	872	10,112	8,319	338	10,567
Total	$34,991	$9,416	$33,880	$36,890	$9,569	$35,402

Our future minimum lease payments as of March 31, 2020 under operating lease and finance leases, with initial or remaining lease terms in excess of one year, were as follows:

	March 31, 2020
(in thousands)	Operating Leases	Finance Leases
Years ending March 31:
2021	$8,086	$1,153
2022	7,988	1,443
2023	6,699	1,446
2024	5,343	1,440
2025	3,781	1,392
Thereafter	6,633	8,017
Total lease payments	38,530	14,891
Less: imputed interest	(6,218)	(3,907)
Present value of lease liabilities	$32,312	$10,984

Supplemental cash flow information related to our operating leases for the periods ending March 31, 2020 and March 31, 2019 were as follows:

(in thousands)	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$3,157	$3,857
Operating cash outflow from finance leases	$139	$115
Financing cash (inflow) outflow from finance leases	$(296)	$167

Weighted-average remaining lease terms and discount rate for our operating leases for the period ending March 31, 2020, were as follows:

	March 31, 2020
	Operating	Financing
Weighted-average remaining lease term	5.1 years	10.2 years
Weighted-average discount rate	6.49%	6.01%

(4) Inventories

Components of inventories at March 31, 2020 and December 31, 2019 are summarized as follows:

(in thousands)	March 31, 2020	December 31, 2019
Raw materials	$35,736	$42,066
Work in process	12,502	5,496
Finished goods and parts	65,002	63,544
Inventories	$113,240	$111,106

We record a reserve to the carrying value of our inventory to reflect the rapid technological change in our industry that impacts the market for our products. The inventory reserve was $12,832 and $12,812 as of March 31, 2020 and December 31, 2019, respectively.

(5) Intangible Assets

Intangible assets, net, other than goodwill, at March 31, 2020 and December 31, 2019 are summarized as follows:

	2020			2019
(in thousands)	Gross (a)	Accumulated Amortization	Net	Gross (a)	Accumulated Amortization	Net	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Customer relationships	$102,920	$(78,996)	$23,924	$103,661	$(77,021)	$26,640	4
Acquired technology	53,665	(51,554)	2,111	54,378	(51,875)	2,503	1
Trade names	23,397	(19,086)	4,311	23,907	(19,133)	4,774	4
Patent costs	11,974	(9,607)	2,367	11,760	(9,535)	2,225	15
Trade secrets	19,530	(16,257)	3,273	19,494	(15,714)	3,780	2
Acquired patents	16,207	(14,954)	1,253	16,215	(14,706)	1,509	7
Other	25,664	(19,115)	6,549	26,256	(19,349)	6,907	1
Total intangible assets	$253,357	$(209,569)	$43,788	$255,671	$(207,333)	$48,338	5

(a) Change in gross carrying amounts consists primarily of charges for license and patent costs and foreign currency translation.

Amortization expense related to intangible assets was $4,402 and $5,520 for the quarters ended March 31, 2020 and March 31, 2019, respectively.

(6) Accrued and Other Liabilities

Accrued liabilities at March 31, 2020 and December 31, 2019 are summarized as follows:

(in thousands)	2020	2019
Compensation and benefits	$18,281	$21,139
Vendor accruals	10,665	9,734
Payable to owners of redeemable noncontrolling interests	—	10,000
Accrued taxes	8,661	9,840
Accrued other	5,159	4,223
Product warranty liability	2,677	2,908
Arbitration awards	2,256	2,256
Accrued professional fees	1,500	1,545
Royalties payable	1,604	1,450
Total	$50,803	$63,095

Other liabilities at March 31, 2020 and December 31, 2019 are summarized as follows:

(in thousands)	2020	2019
Long term employee indemnity	$13,021	$14,408
Long term tax liability	10,653	5,011
Defined benefit pension obligation	10,104	10,357
Long term deferred revenue	6,518	7,370
Other long term liabilities	6,389	8,662
Total	$46,685	$45,808

(7) Borrowings

Credit Facility

We hold a 5-year $100,000 senior secured term loan facility (the “Term Facility”) and a 5-year $100,000 senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facility”) that are intended to support working capital and general corporate purposes. The Senior Credit Facility is guaranteed by certain of our subsidiaries. The guarantors guarantee, among other things, all our obligations and each other guarantor's obligations under the Senior Credit Facility. From time to time, we may be required to cause additional domestic subsidiaries to become guarantors under the Senior Credit Facility. The Senior Credit Facility is scheduled to mature on February 26, 2024, at which time all amounts outstanding thereunder will be due and payable. However, the maturity date of the Revolving Facility may be extended at our election with the consent of the lenders subject to the terms set forth in the Senior Credit Facility. The Senior Credit Facility contains customary covenants, some of which require us to maintain certain financial ratios that determine the amounts available and terms of borrowings and events of default. We were in compliance with all covenants at March 31, 2020.

The payment of dividends on our common stock is restricted under provisions of the Senior Credit Facility, which limits the amount of cash dividends that we may pay in any one fiscal year to $30,000. We currently do not pay, and have not paid, any dividends on our common stock, and currently intend to retain any future earnings for use in our business.

Borrowings under the Senior Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At March 31, 2020, our floating interest rate was 3.0%. Subject to certain terms and conditions contained in the Revolving Facility, we have the right to request up to four increases to the amount of the Revolving Facility in an aggregate amount not to exceed $100,000.

We had a balance of $47,605 outstanding on the Term Facility at March 31, 2020, with $2,506 of principal payments due in the next twelve months.

As a result of the Term Facility, we have exposure to floating interest rates. To manage interest expense, we entered into a floating to fixed interest rate swap to reduce exposure to changes in floating interest rates on the Term Facility. The interest rate swap has a notional value of $40,000 and will expire on February 26, 2024, concurrent with the Term Facility. The notional value will decline over the term of the interest rate swap as amortization payments reduce the principal amount of the Term Facility. As a result of the interest rate swap, the percentage of total principal debt (excluding capital leases) that is subject to floating interest rates is approximately 16.0%. We designated the swap as a cash flow hedge for accounting treatment purposes. See Note 8 for additional information.

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

The notional amount and fair value of the derivative on our balance sheet at March 31, 2020 and December 31, 2019 are disclosed below:

(in thousands)	Balance Sheet location	Notional amount	Fair value
2020
Interest rate swap contract	Other liabilities	$40,000	$(1,976)
2019
Interest rate swap contract	Other liabilities	$40,000	$(318)

Amounts released from Accumulated Other Comprehensive Loss (AOCL) and reclassified into “Interest and other expense, net” did not have a material impact on our condensed consolidated statements of operations and comprehensive loss for the quarter March 31, 2020. The net amount of AOCL expected to be reclassified to losses in the next 12 months is approximately $589. We did not have a similar instrument during the quarter ended March 31, 2019.

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

We had $100,403 and $102,407 in notional foreign exchange contracts outstanding as of March 31, 2020 and December 31, 2019, respectively. The fair values of these contracts were not material.

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

(9) Inventory Financing Agreements

On December 1, 2018 and January 17, 2020, we entered into a Manufacturing Services Agreement and Amendment One to Manufacturing Services Agreement (together, the "Agreement"), with an assembling manufacturer to produce products on behalf of 3D Systems Corporation. During the current period, as part of the Agreement, we sold $12,100 of inventory to the assembling manufacturer that we have an obligation to repurchase. At March 31, 2020, we recorded a liability, obligation to repurchases inventory, included in "Accrued and other liabilities" on our condensed consolidated balance sheets for $2,271 related to the initial sale of inventory to the assembly manufacturer. The inventory sold consists of raw materials, packaging materials and consumables representing stock on hand related to certain product families for which the manufacturing has been outsourced to the assembling manufacturer. Although the assembling manufacturer holds legal title, we account for the inventory similar to a product financing arrangement; therefore, the inventories sold to the assembling manufacturer will continue to be included in "Inventories" on our condensed consolidated balance sheets until processed into finished goods and sold back to us. At March 31, 2020, inventory held at assemblers was $8,471.

Additionally, as part of the Agreement, we have a commitment to purchase certain materials and supplies that the assembling manufacturer purchased from third parties. At March 31, 2020, we had a commitment of $2,300 with the assembling manufacturer.

(10) Net Loss Per Share

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

	Quarter Ended March 31,
(in thousands, except per share amounts)	2020	2019
Numerator for basic and diluted net loss per share:
Net loss attributable to 3D Systems Corporation	$(18,924)	$(24,394)

Denominator for basic and diluted net loss per share:
Weighted average shares	114,590	113,267

Net loss per share - basic and diluted	$(0.17)	$(0.22)

For the quarters ended March 31, 2020 and March 31, 2019, the effect of dilutive securities, including non-vested stock options and restricted stock awards/units, was excluded from the denominator for the calculation of diluted net loss per share because we recognized a net loss for the period and their inclusion would be anti-dilutive. Dilutive securities excluded for the quarters ended March 31, 2020 and March 31, 2019 were 6,135 and 5,534, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$23,532	$—	$—	$23,532
Israeli severance funds (b)	$—	$7,192	$—	$7,192
Derivative financial instruments(c)	$—	$(1,976)	$—	$(1,976)

	Fair Value Measurements as of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (a)	$20,869	$—	$—	$20,869
Israeli severance funds (b)	$—	$7,449	$—	$7,449
Derivative financial instruments (c)	$—	$(318)	$—	$(318)

(a)Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.
(b)We partially fund a liability for our Israeli severance requirement through monthly deposits into fund accounts, the value of these contributions are recorded to non-current assets on the consolidated balance sheet.
(c)Derivative instruments are reported based on published market prices for similar assets or are estimated based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices and spot and future exchange rates. See Note 8 for additional information on our derivative financial instruments.

We did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the quarter ended March 31, 2020.

In addition to the assets and liabilities included in the above table, certain of our assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes goodwill and other intangible assets measured at fair value for impairment assessment, in addition to redeemable noncontrolling interests. For additional discussion, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in the 2019 Form 10-K.

(12) Income Taxes

We maintain the exception under ASC 740-270-30-36(b), "Accounting for Income Taxes", that jurisdictions do not have reliable estimates of ordinary income for the 2020 year due to the volatility in the industry. Based on the increased global financial uncertainty due to the COVID-19 pandemic and continued volatility in the industry, we have continued to use a year to date methodology in determining the quarterly effective tax rate for the quarter ended March 31, 2020.

For the quarter ended March 31, 2020, we recorded a tax benefit of $1,858, resulting in an effective tax rate of 8.9%. For the quarter ended March 31, 2019, we recorded a tax expense of $1,844, resulting in an effective tax rate of 8.20%. The difference between the statutory rate and the effective rate is driven primarily by the valuation allowances in various jurisdictions, the foreign rate differential between the U.S. tax rate and foreign tax rates, and the change in U.S. tax law allowing for the carryback of certain U.S. net operating losses ("NOLs") as explained in the subsequent paragraph.

In response to the global pandemic resulting from COVID-19, the U.S. government enacted tax legislation on March 27, 2020 under the Coronavirus Aid Relief, and Economic Security Act ("CARES Act"). This legislation allows us to carryback NOLs generated in the 2018 and 2019 tax years up to five years. We intend to carryback such NOLs to the 2013 and 2014 tax years and request a refund for cash taxes paid. During the current quarter, we recorded a tax receivable for the NOL carryback of $8,886. We also recorded the associated tax benefit of $3,175, which is net of recorded uncertain tax positions of $5,711. We have also assessed the non-income tax related provisions of the CARES Act and do not believe that they will have a material impact on our consolidated financial statements.

Due to the one-time transition tax, the majority of our previously unremitted earnings have now been subjected to U.S. federal income tax, although, other additional taxes such as withholding tax could be applicable. We continue to assert that our foreign earnings are indefinitely reinvested in our overseas operations with the exception of Japan. The change in this assertion has no material effect. As such, we have not provided for any additional taxes on approximately $182,050 of unremitted earnings. We estimate the unrecognized deferred tax liability related to these earnings is approximately $20,804.
Tax years 2013 and 2014 remain subject to examination by the IRS for certain tax credit carryforwards, while tax years 2016 through 2018 remain open to examination by the IRS. State income tax returns are generally subject to examination for a period of three to four years after filing the respective tax returns. We file income tax returns (which are open to examination beginning in the year shown in parentheses) in Australia (2015), Belgium (2016), Brazil (2014), China (2016), France (2016), Germany (2015), India (2014), Israel (2015), Italy (2014), Japan (2014), Korea (2014), Mexico (2014), Netherlands (2014), Switzerland (2014), the United Kingdom (2018) and Uruguay (2014).

(13) Segment Information

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

	Quarter Ended March 31,
(in thousands)	2020	2019
Revenue from unaffiliated customers:
United States	$61,987	$71,398
Other Americas	1,815	2,305
EMEA	56,467	59,644
Asia Pacific	14,436	18,633
Total revenue	$134,705	$151,980

	Quarter Ended March 31,
(in thousands)	2020	2019
Revenue by class of product and service:
Products	$37,432	$50,917
Materials	41,377	41,430
Services	55,896	59,633
Total revenue	$134,705	$151,980

	Quarter ended March 31, 2020
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$254	$9,980	$3,521	$13,755
EMEA	13,575	14,444	862	28,881
Asia Pacific	1,558	579	446	2,583
Total intercompany sales	$15,387	$25,003	$4,829	$45,219

	Quarter ended March 31, 2019
	Intercompany Sales to
(in thousands)	Americas	EMEA	Asia Pacific	Total
Americas	$446	$16,708	$3,837	$20,991
EMEA	16,678	6,936	1,572	25,186
Asia Pacific	745	21	801	1,567
Total intercompany sales	$17,869	$23,665	$6,210	$47,744

	Quarter Ended March 31,
(in thousands)	2020	2019
(Loss) income from operations:
Americas	$(22,087)	$(26,832)
EMEA	2,228	2,917
Asia Pacific	1,641	2,610
Total	$(18,218)	$(21,305)

(14) Commitments and Contingencies

We have an inventory purchase commitment with an assembling manufacturer, see Note 9.

Litigation

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

On September 13, 2018, the Hawaii district court entered its Amended Judgment in a Civil Case, awarding us a final amended judgment of $2,182. On September 19, 2018, Barranco filed an Amended Notice of Appeal. On January 13, 2019, Barranco filed Appellant’s Opening Brief in the Ninth Circuit. On March 15, 2019, we filed our Answering Brief. On April 14, 2019, Barranco filed his Reply Brief. Oral Arguments took place on October 24, 2019. On March 12, 2020, the Ninth Circuit affirmed the district court’s evidentiary rulings and reversed and vacated the monetary judgment in our favor on our breach of contract counterclaim. The formal mandate issued on April 17, 2020. On April 20, Barranco filed a Motion to Recall and Amend Mandate to Conform with Rule 37(b) in the Ninth Circuit. We filed an opposition brief on April 28 and the Ninth Circuit denied Barranco’s motion the same day. On April 21, 2020, the district court issued a Minute Order regarding issues on remand from the Ninth Circuit. The district court directed the parties to file simultaneous initial briefs on May 21 addressing what relief we are entitled to receive in light of the Ninth Circuit’s opinion. Both parties may file responsive briefs no later than June 19, 2020.

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

(15) Noncontrolling Interests

As of March 31, 2020, we owned 100% of the capital and voting rights of Robtec, a service bureau and distributor of 3D printing and scanning products in Brazil. Approximately 70% of the capital and voting rights of Robtec were acquired on November 25, 2014. On January 7, 2020, we made a payment equal to the redemption price of $10,000 and acquired the remaining 30% of the capital and voting rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 (the “Financial Statements”) of this Quarterly Report on Form 10-Q (“Form 10-Q”). Also, we are subject to a number of risks and uncertainties that may affect our future performance that are discussed in greater detail in the sections entitled “Forward-Looking Statements” at the end of this Item 2 and that are discussed or referred to in Item 1A of Part II of this Form 10-Q.

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

COVID-19 Pandemic Response

Our top priority during the ongoing COVID-19 pandemic remains the health and safety of our employees and their families. As global governments institute restrictions on commercial operations, we are working to ensure our compliance while also maintaining business continuity for operations.

While no company is immune to global economic challenges, our business portfolio is well-balanced across end markets and geographies, and includes a high degree of businesses serving critical sectors such as the healthcare, aerospace and durable goods. Our balance sheet is well positioned and had $112.8 million of cash and cash equivalents at March 31, 2020, and a committed revolving credit facility maturing in 2024 with $42.2 million of credit available at March 31, 2020. We are in discussions with our lenders to ensure continued availability of funds in future quarters given the prospect of further economic downturn.

Our Employees

We are in the midst of what is a historic deployment of remote work and digital access to services. Our Crisis Response Steering Committee is highly engaged with local site leaders across our company in safeguarding the well-being of our employees and minimizing the spread of this infection. Employees whose tasks can be done offsite have been instructed to work from home. Approximately 80% of our total personnel continue to work from home. We only allow employees in our facilities who are essential to the facilities’ operations under best practices guidelines on maintaining physical distancing, utilizing enhanced cleaning protocols and usage of personal protective equipment.

Our Customers

We are committed to our customers to enable the support they need to continue providing vital services and tools. Our global businesses and manufacturing sites remain operational to meet customer needs during the pandemic in compliance with the orders and restrictions imposed by government authorities in each of our locations, and we are working with our customers to meet their specific shipment needs. While the pandemic has created minor delays on the inbound supply chain at our partners and our own facilities and both inbound and outbound logistical challenges, we have been able to identify alternative solutions such that none of the issues have had a material impact on our ability to fulfill demand.

Our Community

Our team has worked hard to connect people in need during this pandemic with those who can help using digital manufacturing solutions. Together with our committed partners and customers, we have worked to architect solutions specific to user needs through a combination of materials, hardware platforms, software and professional services. This helps to integrate additive manufacturing into traditional production environments and allows companies to reduce dependency on the supply chain, manufacture parts internally or make them on demand. Additionally, the COVID-19 pandemic has created the need for protective measures for both healthcare professionals and patients resulting from bottlenecks and shortages in the worldwide supply of personal protective equipment and other vital medical devices and equipment.

In response. we asked our network of partners, customers and others within the additive manufacturing community to circumvent the supply chain and help produce these parts as quickly as possible, to meet the urgent needs of the healthcare sector as they care for patients and contain the spread of the COVID-19 virus. We received offers from the community for everything from printer materials, usage of facilities for printing, engineers’ time and expertise and even offers to fund efforts. We believe that collaboration like this will be key to saving lives.

We have collaborated with our additive manufacturing community on several projects to combat the effect of the pandemic. We identified face shields as being something additive manufacturing could quickly support. We designed and developed a high efficiency face shield frame. Our printers can output 100 face shields every 24 hours. We offer this the data file free of charge to the additive manufacturing community in order to enable others who have an SLS printer to go from CAD file to production in minutes.

Lonati SpA, a manufacturing company based in Brescia, Italy, deployed our ProX SLS 6100 printer with DuraForm materials to 3D print more than 100 venturi ventilator valves for respiratory machines. These valves were designed, developed, produced and delivered in just three days, evidencing the key capabilities of our technology and the value proposition of fast response time. We now have ventilator projects going on all over the world, including in hospitals, and we are working with the National Health Service in the United Kingdom on venturi valves that can be deployed quickly and close to the point of care.

With the recent trend of moving from ventilators to CPAP masks for treatment of infected patient, we have been involved in the production of CPAP adapter components, turning what would have been a one to two month project into a solution on day one, with unit build time of just over one hour and a finished product the same day.

Finally, as widespread diagnostic testing of COVID-19 begins to ramp, there are known shortages of diagnostic tools such as nasal swabs. Our customers have been looking at repurposing dental and industrial Figure 4 printers to 3D print nasal swabs using dental and industrial grade resins as well as medical grade nylon 12. A single Figure 4 printer has demonstrated the ability to produce over 18,000 swabs per week. We have received interest from both hospitals and OEMs and are currently engaged in clinical validations with several teams.

These activities demonstrate our thought leadership in additive manufacturing, our commitment to partnering with our community in combating the pandemic and a balanced approach to how our industry can quickly address supply and demand needs amid COVID-19.

Looking Forward

Our operations in Americas, EMEA and APAC expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. While the COVID-19 pandemic has impacted the Company’s reported results for the first quarter, we are unable to predict the longer term impact that the pandemic may have on our business, results of operations, financial position or cash flows. The extent to which our operations may be impacted by the dynamic nature of the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in the financial markets remain unknown. Additional information regarding COVID-19 risks appears in Part II, Item 1A, “Risk Factors” of this Form 10-Q.

Summary of First Quarter 2020 Financial Results

Total consolidated revenue for the quarter ended March 31, 2020 decreased by 11.4%, or $17.3 million, to $134.7 million, compared to $152.0 million for the quarter ended March 31, 2019. These results reflect a 35.5% decrease in printers revenue and a 12.8% decrease from on demand manufacturing revenue as our customers purchases were impacted by the COVID-19 pandemic. Materials revenue decreased 0.1% to $41.4 million.

Healthcare revenue includes sales of products, materials and services for healthcare-related applications, including simulation, training, planning, anatomical models, surgical guides and instruments and medical and dental devices. For the quarter ended March 31, 2020, healthcare revenue decreased by 7.3%, to $46.3 million, and made up 34.4% of total revenue, compared to $50.0 million, or 32.9% of total revenue, for the quarter ended March 31, 2019.

For the quarter ended March 31, 2020, total software revenue from products and services decreased by 7.7% to $21.2 million, and made up 15.7% of total revenue, compared to $23.0 million, or 15.1% of total revenue, for the quarter ended March 31, 2019.

Gross profit for the quarter ended March 31, 2020 decreased by 13.0%, or $8.6 million, to $57.1 million, compared to $65.7 million for the quarter ended March 31, 2019. Gross profit margin for the quarters ended March 31, 2020 and March 31, 2019 was 42.4% and 43.2%, respectively.

Operating expenses for the quarter ended March 31, 2020 decreased by 13.4%, or $11.7 million, to $75.4 million, compared to $87.0 million for the quarter ended March 31, 2019. Selling, general and administrative expenses for the quarter ended March 31, 2020 decreased by 13.8%, or $9.0 million, to $56.1 million, compared to $65.1 million for the quarter ended March 31, 2019. Research and development expenses for the quarter ended March 31, 2020 decreased by 12.1%, or $2.7 million, to $19.2 million, compared to $21.9 million for the quarter ended March 31, 2019. Lower operating expenses reflect savings from 2019 cost optimization activities as well as short term cost savings from reduced hiring, travel, and outside service expenses.

Our operating loss for the quarter ended March 31, 2020 was $18.2 million, compared to an operating loss of $21.3 million for the quarter ended March 31, 2019.

For the quarters ended March 31, 2020 and March 31, 2019, we used $2.3 million and $15.2 million of cash from operations, respectively, as further discussed below. In total, our unrestricted cash balance at March 31, 2020 and December 31, 2019, was $112.8 million and $133.7 million, respectively. The lower cash balance was primarily the result of the $10.0 million payment to acquire the remaining capital and voting rights of the noncontrolling interest in Brazil, $4.4 million in capital expenditures, and a $3.2 million negative effect of exchange rates.

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

Comparison of revenue by geographic region

The following table sets forth changes in revenue by geographic region for the quarters ended March 31, 2020 and 2019.

Table 1

(Dollars in thousands)	Americas		EMEA		Asia Pacific		Total
Revenue — first quarter 2019	$73,703	48.5%	$59,644	39.2%	$18,633	12.3%	$151,980	100.0%
Change in revenue:
Volume	(8,749)	(11.9)%	927	1.6%	(5,367)	(28.8)%	(13,189)	(8.7)%
Price/Mix	(981)	(1.3)%	(3,500)	(5.9)%	1,484	8.0%	(2,997)	(2.0)%
Foreign currency translation	(171)	(0.2)%	(604)	(1.0)%	(314)	(1.7)%	(1,089)	(0.7)%
Net change	(9,901)	(13.4)%	(3,177)	(5.3)%	(4,197)	(22.5)%	(17,275)	(11.4)%
Revenue — first quarter 2020	$63,802	47.4%	$56,467	41.9%	$14,436	10.7%	$134,705	100.0%

Consolidated revenue decreased by 11.4%, predominantly driven by lower sales volume in the Americas and Asia Pacific regions driven by plastics printers, on demand manufacturing, healthcare, and exiting the entertainment business in the prior year and unfavorable price/mix in the EMEA region driven by metals/material and healthcare; partially offset by favorable sales volume for metals printers in the Americas region.

For the quarters ended March 31, 2020 and 2019, revenue from operations outside the U.S. was 54.0% and 53.0% of total revenue, respectively.

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

The following table sets forth the change in revenue by class for the quarters ended March 31, 2020 and 2019.

Table 2

(Dollars in thousands)	Products		Materials		Services		Total
Revenue — first quarter 2019	$50,917	33.5%	$41,430	27.3%	$59,633	39.2%	$151,980	100.0%
Change in revenue:
Volume	(12,045)	(23.7)%	2,021	4.9%	(3,165)	(5.3)%	(13,189)	(8.7)%
Price/Mix	(1,307)	(2.6)%	(1,690)	(4.1)%	—	—%	(2,997)	(2.0)%
Foreign currency translation	(133)	(0.3)%	(384)	(0.9)%	(572)	(1.0)%	(1,089)	(0.7)%
Net change	(13,485)	(26.5)%	(53)	(0.1)%	(3,737)	(6.3)%	(17,275)	(11.4)%
Revenue — first quarter 2020	$37,432	27.8%	$41,377	30.7%	$55,896	41.5%	$134,705	100.0%

Consolidated revenue decreased 11.4%, predominantly due to lower products volume which was driven by plastics and software. For the quarters ended March 31, 2020 and 2019, revenue from printers contributed $19.3 million and $29.9 million, respectively. Software revenue included in the products category, including scanners and haptic devices, contributed $10.8 million and $12.2 million for the quarters ended March 31, 2020 and 2019, respectively.

For the quarters ended March 31, 2020 and 2019, revenue from on demand manufacturing services contributed $19.7 million and $22.6 million, respectively. For the quarters ended March 31, 2020 and 2019, software services revenue contributed $10.4 million and $10.8 million, respectively.

Gross profit and gross profit margins

The following table sets forth gross profit and gross profit margins for the quarters ended March 31, 2020 and 2019.

Table 3

	Quarter Ended March 31,
	2020		2019		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$1,422	3.8%	$7,750	15.2%	$(6,328)	(81.7)%	(11.4)	(75.0)%
Materials	28,491	68.9%	28,837	69.6%	(346)	(1.2)%	(0.7)	(1.0)%
Services	27,219	48.7%	29,118	48.8%	(1,899)	(6.5)%	(0.1)	(0.2)%
Total	$57,132	42.4%	$65,705	43.2%	$(8,573)	(13.0)%	(0.8)	(1.9)%

The decrease in total consolidated gross profit is due to the decrease in product sales, primarily lower sales of printers.

Products gross profit margin decreased primarily due to under absorption of supply chain overhead resulting from lower production, in addition to the impact of the mix of sales. Total gross profit margin reflects favorable mix.

Operating expenses

The following table sets forth the components of operating expenses for the quarters ended March 31, 2020 and 2019.

Table 4

	Quarter Ended March 31,
	2020		2019		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$56,106	41.7%	$65,107	42.8%	$(9,001)	(13.8)%
Research and development expenses	19,244	14.3%	21,903	14.4%	(2,659)	(12.1)%
Total operating expenses	$75,350	55.9%	$87,010	57.2%	$(11,660)	(13.4)%

Selling, general and administrative expenses decreased due to lower employee costs from 2019 cost structure activities as well as short term cost savings from reduced hiring, travel, and outside service expenses.

Research and development expenses decreased due to lower employee costs from 2019 cost structure activities as well as lower program spend.

Loss from operations

The following table sets forth (loss) income from operations by geographic region for the quarters ended March 31, 2020 and 2019.

Table 5

	Quarter Ended March 31,
(Dollars in thousands)	2020	2019
(Loss) income from operations:
Americas	$(22,087)	$(26,832)
EMEA	2,228	2,917
Asia Pacific	1,641	2,610
Total	$(18,218)	$(21,305)

See “Comparison of revenue by geographic region,” “Gross profit and gross profit margins” and “Operating expenses” above.

Interest and other (expense) income, net

The following table sets forth the components of interest and other (expense) income, net, for the quarters ended March 31, 2020 and 2019.

Table 6

	Quarter Ended March 31,
(Dollars in thousands)	2020	2019
Interest and other (expense) income, net
Foreign exchange (loss) gain	$(112)	$(1,039)
Interest expense, net	(1,038)	(576)
Other (expense) income, net	(1,414)	414
Total interest and other (expense) income, net	$(2,564)	$(1,201)

The increase in total interest and other expense, net, for the quarter ended March 31, 2020 as compared to the quarter ended March 31, 2019 was primarily driven by losses recorded on investments.

Net loss attributable to 3D Systems

The following table sets forth the primary components of net loss attributable to 3D Systems for the quarters ended March 31, 2020 and 2019.

Table 7

	Quarter Ended March 31,
(Dollars in thousands)	2020	2019	Change
Loss from operations	$(18,218)	$(21,305)	$3,087
Other non-operating items:
Interest and other (expense) income, net	(2,564)	(1,201)	(1,363)
Benefit (provision) for income taxes	1,858	(1,844)	3,702
Net loss	(18,924)	(24,350)	5,426
Less: net income attributable to noncontrolling interests	—	44	(44)
Net loss attributable to 3D Systems Corporation	$(18,924)	$(24,394)	$5,470

Weighted average shares, basic and diluted	114,590	113,267
Net loss per share - basic and diluted	$(0.17)	$(0.22)

The decrease in net loss for the quarter ended March 31, 2020, as compared to the quarter ended March 31, 2019, was primarily driven by a decrease in loss from operations and the tax benefit associated with certain net operating loss tax carrybacks, partially offset by losses recorded on investments. See “Gross profit and gross profit margins” and “Operating expenses” above, and Note 12.

Liquidity and Capital Resources

Table 8

			Change
(Dollars in thousands)	March 31, 2020	December 31, 2019	$	%
Cash and cash equivalents	$112,776	$133,665	$(20,889)	(15.6)%
Accounts receivable, net	108,769	109,408	(639)	(0.6)%
Inventories	113,240	111,106	2,134	1.9%
	334,785	354,179	(19,394)
Less:
Current portion of long term debt	2,506	2,506	—	—%
Current right of use liabilities	9,416	9,569	(153)	(1.6)%
Accounts payable	55,862	49,851	6,011	12.1%
Accrued and other liabilities	50,803	63,095	(12,292)	(19.5)%
	118,587	125,021	(6,434)
Operating working capital	$216,198	$229,158	$(12,960)	(5.7)%

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

Cash flow from operations, cash and cash equivalents, and other sources of liquidity such as bank credit facilities and issuing equity or debt securities, are expected to be available and sufficient to meet foreseeable cash requirements. We hold a 5-year $100,000 senior secured term loan facility (the “Term Facility”) and a 5-year $100,000 senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facility”) that are intended to support working capital and general corporate purposes. The Senior Credit Facility is scheduled to mature on February 26, 2024, at which time all amounts outstanding thereunder will be due and payable. As of March 31, 2020, we have availability under the Revolving Facility of $42.2 million. For additional information on the Senior Credit Facility, see Note 7 to the condensed consolidated financial statements in this Form 10-Q.

Cash held outside the U.S. at March 31, 2020 was $72.9 million, or 64.7% of total cash and equivalents, compared to $75.7 million, or 56.5% of total cash and equivalents at December 31, 2019. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash flow” discussion below.

Days’ sales outstanding (DSO) was 73 at March 31, 2020, compared to 67 days for the year at December 31, 2019. Accounts receivable more than 90 days past due decreased to 10.3% of gross receivables at March 31, 2020, from 12.1% at December 31, 2019. We review specific receivables periodically to determine the appropriate reserve for accounts receivable.

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

Cash flow

Cash flow from operations

Cash used in operating activities for the quarters ended March 31, 2020 and March 31, 2019 was $2.3 million and $15.2 million, respectively. Excluding non-cash charges, the net loss provided cash of $1.0 million for the quarter ended March 31, 2020 and used cash of $4.6 million for the quarter ended March 31, 2019. Non-cash charges generally consist of depreciation, amortization, and stock-based compensation.

Working capital used cash of $3.3 million and $10.6 million for the quarters ended March 31, 2020 and March 31, 2019, respectively. In the quarter ended March 31, 2020, drivers of working capital related to cash outflows were an increase in prepaid expenses and inventory and a decrease in other accrued liabilities; partially offset by a increase in deferred revenue and accounts payable. In the quarter ended March 31, 2019, cash outflows were mainly due to lower accounts payable, lower accrued liabilities and investments in inventory to support of new product commercialization, partially offset by an increase deferred revenues related to software and system maintenance contracts.

Cash flow from investing activities

For the quarters ended March 31, 2020 and 2019, the primary outflows of cash relate to the purchases of noncontrolling interest and capital expenditures.

Cash flow from financing activities

Cash provided by financing activities was $1.2 million and $73.7 million for the quarters ended March 31, 2020 and March 31, 2019, respectively. The primary inflow of cash for the quarter ended March 31, 2020 relates to the proceeds from the inventory financing agreements, partially offset by settlements of stock-based compensation and repayment of the Term Facility. The primary inflow of cash for the quarter ended March 31, 2019 relates to borrowing on the Term Facility, partially offset by repayments of the Prior Credit Facility and Term Facility.

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

As of the date of this report, there have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020 that have had a material impact on our condensed consolidated financial statements and related notes, other than the following:

Our EMEA, APAC and Americas reporting units carry approximately $182.9 million, $35.3 million and $0 of goodwill, respectively, as of March 31, 2020. Goodwill in the Americas region was written off in 2015. The net carrying values of our long-lived assets in the EMEA, APAC, and Americas regions are approximately $63.6 million, $6.8 million, and $62.8 million, respectively. In our 2019 impairment testing, we determined the EMEA and APAC reporting units had fair values in excess of their carrying values. Our 2019 impairment testing also indicated no impairment of long-lived assets in the Americas region as the undiscounted cash flows were in excess of the carrying value of long-lived assets. This headroom and recoverability were driven by our forecasts of future operating performance as well as external market indicators.

Our operating performance through March 31, 2020 has been negatively impacted by macroeconomic factors, the decrease and mix of sales, and the effect of the COVID-19 pandemic. The Company is taking actions to counter these factors, including reducing our cost structure by focusing on cost of sales and operating expenses to drive future profitability. Refer to discussion of the COVID-19 Pandemic in this Management’s Discussion and Analysis. As a results of these matters, the Company experienced a triggering event in the current quarter and performed a quantitative analysis for potential impairment of its goodwill or long-lived asset balances. Based on currently available information and analysis as of March 31, 2020, the Company continues to believe the fair value of the reporting units exceeds their carrying values and the carrying value of our long-lived assets is recoverable. In the event that these matters are not satisfactorily resolved, the Company could experience another triggering event or impairment of its goodwill or long-lived asset balances in future periods.

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

Forward-looking statements are based upon management’s beliefs, assumptions and current expectations concerning future events and trends, using information currently available, and are necessarily subject to uncertainties, many of which are outside our control. Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not, and should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include without limitation:

•impact of production, supply, contractual and other disruptions, including facility closures and furloughs, due to the spread of the COVID-19 pandemic;
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
•impact of natural disasters, public health issues (including the COVID-19 pandemic), and other catastrophic events;
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
•changes in, or interpretation of, tax rules and regulations; and
•compliance with, and related expenses and challenges concerning, conflict-free minerals regulations; and
•the other factors discussed in the reports we file with or furnishes to the SEC from time to time, including the risks and important factors set forth in additional detail in Item 1A. “Risk Factors” in the 2019 Form 10-K and in Part II, Item 1A of the Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks at December 31, 2019, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the 2019 Form10-K. During the first three months of 2020, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2019.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Controls over Financial Reporting

There were no material changes in our internal controls over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in “Litigation” and “Export Compliance Matter” in Note 14 – Commitments and Contingencies to the Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

There are no material changes to the risk factors previously disclosed in our 2019 Form 10-K in response to Item 1A to Part I of Form 10-K other than below. However, the impact of the COVID-19 pandemic may exacerbate the risks discussed below and in Item 1A, “Risk Factors” in our 2019 Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently. See also Part I Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding our response to the COVID-19 pandemic and Part I Item 3, Quantitative and Qualitative Disclosures About Market Risk.

The COVID-19 pandemic could materially adversely affect our financial condition and results of operations.

The novel strain of the coronavirus identified in China in late 2019 (COVID-19) has globally spread throughout other areas such as Asia, Europe, the Middle East, and North America and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. Each of the countries in which we operate has been affected by the outbreak and taken measures to try to contain it. The ultimate impact and efficacy of government measures and potential future measures is currently unknown.

There is considerable uncertainty regarding the business impacts from such measures and potential future measures. While we have been able to continue our operations through a combination of work-from-home and social distancing policies implemented to protect employees, these measures have resulted in reduced workforce availability at some of our sites. Restrictions on our access to customer facilities may impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations, particularly if prolonged. Our customers have experienced, and may continue to experience, disruptions in their operations, which can result in delayed, reduced, or canceled orders, or collection risks, and which may adversely affect our results of operations.

The pandemic has significantly increased economic and demand uncertainty. It is likely that the current outbreak and continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession. Risks related to a slowdown or recession are described in our risk factor titled “Global economic, political and social conditions and financial markets may harm our ability to do business, adversely affect our sales, costs, results of operations and cash flow,” below, and include the risk that demand for our products and services will be significantly harmed. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of impacts on demand for our products and services. These expectations are subject to change without warning and investors are cautioned not to place undue reliance on them.

The pandemic has led to increased disruption and volatility in capital markets and credit markets. We implemented salary decreases for executives, 2-week furloughs for non-essential employees, and suspension of all non-essential capital expenditures measures to strengthen our liquidity position given the uncertainty regarding the length and severity of the pandemic and ongoing economic uncertainty. Unanticipated consequences of the pandemic and resulting economic uncertainty could result in a breach of the debt financial covenant, thus adversely affecting our liquidity and capital resources in the future, as well as incurring additional costs if an amendment to the credit agreement is required.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our product development and testing, customer support, and other activities, which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.

We depend on outsourcing partners for assembly of our 3D printers and our supply chain for spare parts and for raw materials used in our materials. The ongoing COVID-19 pandemic has caused supply and logistical disruptions for both our outsourcing partners and supply chain partners. If these relationships were to terminate or these disruptions worsen, our business could be disrupted while we locate alternative suppliers and our expenses may increase.

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

•The risk of work delays or supply chain disruptions stemming from governmental efforts to contain the COVID-19; and

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

The recent situation brought on by COVID-19 pandemic has created minor delays on the inbound supply chain at our partners and our own facilities. Additional delays on both inbound and outbound logistics have also created challenges. We have been able to identify alternative solutions such that none of the issues have had a material impact on our ability to fulfill demand.

While we believe that, if necessary, we can obtain all the components necessary for our spare parts and materials from other manufacturers, we require any new supplier to become “qualified” pursuant to our internal procedures, which could involve evaluation processes of varying durations. Our spare parts and raw materials used in our materials production are subject to various lead times. In addition, at any time, certain suppliers may decide to discontinue production of a part or raw material that we use. Any unanticipated change in the sources of our supplies, or unanticipated supply limitations, could increase production or related costs and consequently reduce margins.

If our forecasts exceed actual orders, we may hold large inventories of slow-moving or unusable parts, which could have an adverse effect on our cash flow, profitability and results of operations. Inversely, we may lose orders if our forecast is low and we are unable to meet demand. There is considerable uncertainty on the business impact from current measures and potential future measures to contain the spread of the COVID-19 pandemic on our vendors, suppliers, and partners, especially if such measures are in effect for an extended period of time. If disruptions to global businesses from the pandemic continue or worsen, our business could face greater supply chain delays and difficulty shipping or receiving products and materials, which could have a material adverse effect on our financial condition and results of operations.

Global economic, political and social conditions and financial markets may harm our ability to do business, adversely affect our sales, costs, results of operations and cash flow.

We are subject to global economic, political and social conditions that may cause customers to delay or reduce technology purchases due to economic downturns, difficulties in the financial services sector and credit markets, geopolitical uncertainties, tariffs and other macroeconomic factors affecting spending behavior. Adverse changes in global or regional economic conditions, including recession or slowing growth, lower capital expenditures by businesses, increases in unemployment, and lower consumer confidence and spending, periodically occur.

The COVID-19 pandemic has significantly increased economic and demand uncertainty. It is likely that the current outbreak and continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession. Adverse changes in economic conditions, including as a result of the pandemic, can significantly harm demand for our products and services and make it more challenging to forecast our operating results and make business decisions, including regarding prioritization of investments in our business. An economic downturn or increased uncertainty may also lead to increased credit and collectability risks, reduced liquidity, and asset impairments.

We also face risks that may arise from financial difficulties experienced by our suppliers, resellers or customers, including, among others, the following:

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

Goodwill and other intangible assets are subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Such circumstances include a significant adverse change in the business climate or a decision to dispose of a business or product line. We face some uncertainty in our business environment due to a variety of challenges, including changes in customer demand. We may experience unforeseen circumstances that adversely affect the value of our goodwill or intangible assets and trigger an evaluation of the amount of the recorded goodwill and intangible assets. Future write-offs of goodwill or other intangible assets as a result of an impairment in the business could materially adversely affect our results of operations and financial condition.

Our EMEA, APAC and Americas reporting units carry approximately $182.9 million, $35.3 million and $0 of goodwill, respectively, as of March 31, 2020. Goodwill in the Americas region was written off in 2015. The net carrying values of our long-lived assets in the EMEA, APAC, and Americas regions are approximately $63.6 million, $6.8 million, and $62.8 million, respectively. In our 2019 impairment testing, we determined that no impairment of goodwill or long-lived assets was required. These conclusions were driven by our forecasts of future operating performance as well as external market indicators.

Our operating performance through March 31, 2020 has been negatively impacted by macroeconomic factors, the decrease and mix of sales and the effect of the COVID-19 pandemic. As a result of these matters, the Company experienced a triggering event in the current quarter and performed a quantitative analysis for potential impairment of its goodwill or long-lived asset balances. Based on currently available information and analysis as of March 31, 2020, the Company continues to believe the fair value of the reporting units exceeds their carrying values and the carrying value of our long-lived assets is recoverable. The Company is taking actions to counter these factors, including reducing our cost structure by focusing on cost of sales and operating expenses to drive future profitability. In the event that these matters are not satisfactorily resolved, we could experience another triggering event or impairment of goodwill or long-lived asset balances in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the quarter ended March 31, 2020:

	Total number of shares (or units) purchased		Average price paid per share (or unit)
Shares delivered or withheld pursuant to restricted stock awards
January 1, 2020 - January 31, 2020	1,880		$9.41
February 1, 2020 - February 29, 2020	49,592		$12.07
March 1, 2020 - March 31, 2020	29,048		$8.92
	80,520	(a)	$10.87	(b)
(a)Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.
(b)The average price paid reflects the average market value of shares withheld for tax purposes.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 6, 2020.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 6, 2020.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 6, 2020.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 6, 2020.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation

By	/s/ Todd A. Booth
Todd A. Booth
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Date: May 6, 2020