Form 10-Q
period 2020-06-30
3D SYSTEMS CORP
filed 2020-08-05
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Shares of Common Stock, par value $0.001, outstanding as of July 31, 2020: 121,135,104

3D SYSTEMS CORPORATION
Form 10-Q
For the Quarter and Six Months Ended June 30, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$63,922	$133,665
Accounts receivable, net of reserves — $9,408 and $8,762	97,708	109,408
Inventories	125,077	111,106
Prepaid expenses and other current assets	38,737	18,991
Total current assets	325,444	373,170
Property and equipment, net	85,727	92,940
Intangible assets, net	40,269	48,338
Goodwill	221,446	223,176
Right of use assets	48,043	36,890
Deferred income tax asset	5,327	5,408
Other assets, net	24,955	27,390
Total assets	$751,211	$807,312
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,465	$2,506
Current right of use liabilities	9,760	9,569
Accounts payable	52,172	49,851
Accrued and other liabilities	63,003	63,095
Customer deposits	4,749	5,712
Deferred revenue	39,499	32,231
Total current liabilities	170,648	162,964
Long-term debt, net of deferred financing costs	20,063	45,215
Long-term right of use liabilities	46,339	35,402
Deferred income tax liability	3,275	4,027
Other liabilities	47,458	45,808
Total liabilities	287,783	293,416
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 124,252 and 121,266	124	120
Additional paid-in capital	1,377,468	1,371,564
Treasury stock, at cost — 4,543 shares and 3,670 shares	(22,590)	(18,769)
Accumulated deficit	(850,584)	(793,709)
Accumulated other comprehensive loss	(40,990)	(37,047)
Total 3D Systems Corporation stockholders' equity	463,428	522,159
Noncontrolling interests	—	(8,263)
Total stockholders’ equity	463,428	513,896
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$751,211	$807,312

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Revenue:
Products	$61,496	$93,758	$140,305	$186,105
Services	50,564	63,514	106,460	123,147
Total revenue	112,060	157,272	246,765	309,252
Cost of sales:
Products	52,489	53,005	101,385	108,765
Services	24,404	30,968	53,081	61,483
Total cost of sales	76,893	83,973	154,466	170,248
Gross profit	35,167	73,299	92,299	139,004
Operating expenses:
Selling, general and administrative	52,042	71,654	108,148	136,761
Research and development	16,997	20,811	36,241	42,714
Total operating expenses	69,039	92,465	144,389	179,475
Loss from operations	(33,872)	(19,166)	(52,090)	(40,471)
Interest and other (expense) income, net	(2,615)	(2,755)	(5,179)	(3,957)
Loss before income taxes	(36,487)	(21,921)	(57,269)	(44,428)
(Provision) benefit for income taxes	(1,464)	(1,938)	394	(3,782)
Net loss	(37,951)	(23,859)	(56,875)	(48,210)
Less: net income attributable to noncontrolling interests	—	70	—	114
Net loss attributable to 3D Systems Corporation	$(37,951)	$(23,929)	$(56,875)	$(48,324)

Net loss per share available to 3D Systems Corporation common stockholders - basic and diluted	$(0.33)	$(0.21)	$(0.49)	$(0.43)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net loss	$(37,951)	$(23,859)	$(56,875)	$(48,210)
Other comprehensive income (loss), net of taxes:
Pension adjustments	13	24	177	116
Derivative financial instruments	1,235	—	(424)	—
Foreign currency translation	7,037	1,999	(3,135)	1,247
Total other comprehensive income (loss), net of taxes	8,285	2,023	(3,382)	1,363
Total comprehensive loss, net of taxes	(29,666)	(21,836)	(60,257)	(46,847)
Comprehensive income attributable to noncontrolling interests	—	44	—	68
Comprehensive loss attributable to 3D Systems Corporation	$(29,666)	$(21,880)	$(60,257)	$(46,915)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(56,875)	$(48,210)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	23,059	26,574
Stock-based compensation	13,606	13,592
Provision for inventory obsolescence and revaluation	10,894	—
Loss on hedge accounting de-designation	1,235	—
Provision for bad debts	1,198	1,169
Loss on the disposition of property, equipment and other assets	(134)	1,103
Provision for deferred income taxes	(671)	(852)
Impairment of assets	1,100	1,728
Changes in operating accounts:
Accounts receivable	12,639	11,213
Inventories	(24,544)	(3,124)
Prepaid expenses and other current assets	(19,976)	(1,494)
Accounts payable	2,470	(7,560)
Deferred revenue and customer deposits	6,678	9,300
Accrued and other current liabilities	3,637	(2,333)
All other operating activities	4,666	2,445
Net cash (used in) provided by operating activities	(21,018)	3,551
Cash flows from investing activities:
Purchases of property and equipment	(7,162)	(14,353)
Proceeds from sale of assets	552	—
Purchase of noncontrolling interest	(12,500)	(2,500)
Other investing activities	(474)	105
Net cash used in investing activities	(19,584)	(16,748)
Cash flows from financing activities:
Proceeds from borrowings	—	100,000
Repayment of borrowings/long-term debt	(26,254)	(45,000)
Proceeds from inventory financing agreements	2,509	—
Payments related to net-share settlement of stock-based compensation	(3,821)	—
Other financing activities	296	(1,898)
Net cash (used in) provided by financing activities	(27,270)	53,102
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,856)	517
Net (decrease) increase in cash, cash equivalents and restricted cash	(69,728)	40,422
Cash, cash equivalents and restricted cash at the beginning of the period (a)	134,617	110,919
Cash, cash equivalents and restricted cash at the end of the period (a)	$64,889	$151,341

Supplemental cash flow information
Cash interest payments	$1,519	$1,975
Cash income tax payments, net	$2,617	$6,739
Transfer of equipment from inventory to property and equipment, net (b)	$575	$2,034

Noncash financing activity
Purchase of noncontrolling interest (c)	$—	$(11,000)

(a)The amounts for cash and cash equivalents shown above include restricted cash of $967 and $944 as of June 30, 2020 and 2019, respectively, and $952 and $921 as of December 31, 2019, and 2018, respectively, which were included in Other assets, net, in the condensed consolidated balance sheets.
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

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Quarters Ended June 30, 2020 and 2019
	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
March 31, 2020	$121	$1,370,174	$(19,718)	$(812,633)	$(49,275)	$488,669	$—	$488,669
Issuance (repurchase) of stock	3	—	(2,872)	—	—	(2,869)	—	(2,869)
Stock-based compensation expense	—	7,294	—	—	—	7,294	—	7,294
Net income (loss)	—	—	—	(37,951)	—	(37,951)	—	(37,951)
Pension adjustment	—	—	—	—	13	13	—	13
De-designation of derivative instrument	—	—	—	—	1,235	1,235	—	1,235
Foreign currency translation adjustment	—	—	—	—	7,037	7,037	—	7,037
June 30, 2020	$124	$1,377,468	$(22,590)	$(850,584)	$(40,990)	$463,428	$—	$463,428

March 31, 2019	$118	$1,354,683	$(16,056)	$(747,096)	$(39,362)	$552,287	$(8,430)	$543,857
Issuance (repurchase) of stock	2	—	(463)	—	—	(461)	—	(461)
Stock-based compensation expense	—	6,886	—	—	—	6,886	—	6,886
Net income (loss)	—	—	—	(23,929)	—	(23,929)	70	(23,859)
Pension adjustment	—	—	—	—	24	24	—	24
Foreign currency translation adjustment	—	—	—	—	2,025	2,025	(26)	1,999
June 30, 2019	$120	$1,361,569	$(16,519)	$(771,025)	$(37,313)	$536,832	$(8,386)	$528,446

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Unaudited)

	Six Months Ended June 30, 2020 and 2019
	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
December 31, 2019	$120	$1,371,564	$(18,769)	$(793,709)	$(37,047)	$522,159	$(8,263)	$513,896
Issuance (repurchase) of stock	4	—	(3,821)	—	—	(3,817)	—	(3,817)
Acquisition of non-controlling interest	—	(7,702)	—	—	(561)	(8,263)	8,263	—
Stock-based compensation expense	—	13,606	—	—	—	13,606	—	13,606
Net income (loss)	—	—	—	(56,875)	—	(56,875)	—	(56,875)
Pension adjustment	—	—	—	—	177	177	—	177
Derivative financial instrument loss	—	—	—	—	(1,659)	(1,659)	—	(1,659)
De-designation of derivative instrument	—	—	—	—	1,235	1,235	—	1,235
Foreign currency translation adjustment	—	—	—	—	(3,135)	(3,135)	—	(3,135)
June 30, 2020	$124	$1,377,468	$(22,590)	$(850,584)	$(40,990)	$463,428	$—	$463,428

December 31, 2018	$117	$1,355,503	$(15,572)	$(722,701)	$(38,978)	$578,369	$(2,382)	$575,987
Issuance (repurchase) of stock	3	—	(947)	—	—	(944)	—	(944)
Acquisition of non-controlling interest	—	(7,526)	—	—	256	(7,270)	(6,072)	(13,342)
Stock-based compensation expense	—	13,592	—	—	—	13,592	—	13,592
Net income (loss)	—	—	—	(48,324)	—	(48,324)	114	(48,210)
Pension adjustment	—	—	—	—	116	116	—	116
Foreign currency translation adjustment	—	—	—	—	1,293	1,293	(46)	1,247
June 30, 2019	$120	$1,361,569	$(16,519)	$(771,025)	$(37,313)	$536,832	$(8,386)	$528,446

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of 3D Systems Corporation and all majority-owned subsidiaries and entities in which a controlling interest is maintained (“3D Systems” or the “Company” or “we” or “us”). All significant intercompany transactions and balances have been eliminated in consolidation. A non-controlling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. We include noncontrolling interests as a component of total equity in the condensed consolidated balance sheets and the net income attributable to noncontrolling interests are presented as an adjustment from net loss used to arrive at net loss attributable to 3D Systems Corporation in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2020, there were no longer any non-controlling interests held by us.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.

Our operations in Americas, EMEA and APAC expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. While the COVID-19 pandemic has impacted the Company’s reported results for the second quarter, we are unable to predict the longer-term impact that the pandemic may have on our business, results of operations, financial position or cash flows. The extent to which our operations may be impacted by the dynamic nature of the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the financial markets remain unknown. Additional information regarding COVID-19 risks appears in Part II, Item 1A, “Risk Factors” of the Form 10-Q for the quarter ended March 31, 2020.

All dollar amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), as revised in July 2018, which provides guidance regarding the measurement of credit losses for financial assets and certain other instruments that are not accounted for at fair value through net income, including trade and other receivables, debt securities, net investment in sales type and direct financing leases, and off-balance sheet credit exposures. The new guidance requires companies to replace the current incurred loss impairment methodology with a methodology that measures all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this guidance during the first quarter of 2020. The implementation did not have a material effect on our financial position or results of operations.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The Company adopted this guidance during the first quarter of 2020. The implementation did not have a material effect on our financial position or results of operations.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

At June 30, 2020, we had $88,744 of outstanding performance obligations, comprised of deferred revenue, customer order backlog and customer deposits. We expect to recognize approximately 92 percent of our remaining performance obligations as revenue within the next twelve months, an additional 4 percent by the end of 2021 and the balance thereafter.

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

Hardware and Materials

Revenue from hardware and material sales is recognized when control has transferred to the customer, which typically occurs when the goods have been shipped to the customer, risk of loss has transferred to the customer and we have a present right to payment. In limited circumstances, when printer or other hardware sales include substantive customer acceptance provisions, revenue is recognized either when customer acceptance has been obtained, customer acceptance provisions have lapsed, or we have objective evidence that the criteria specified in the customer acceptance provisions have been satisfied.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer deposits and deferred revenues (contract liabilities) on the condensed consolidated balance sheets. Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized at the time of invoicing, or unbilled receivables when revenue is recognized prior to invoicing. For most of our contracts, customers are invoiced when products are shipped or when services are performed resulting in billed accounts receivables for the remainder of the owed contract price. Unbilled receivables generally result from items being shipped where the customer has not been charged, but for which revenue had been recognized. In our on demand manufacturing business, customers may be required to pay in full before work begins on their orders, resulting in customer deposits. We typically bill in advance for installation, training and maintenance contracts as well as extended warranties, resulting in deferred revenue. Changes in contract asset and liability balances were not materially impacted by any other factors for the period ended June 30, 2020.

Through June 30, 2020, we recognized revenue of $21,103 related to our contract liabilities at December 31, 2019.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

(3) Leases

We have various lease agreements for our facilities, equipment and vehicles with remaining lease terms ranging from one to sixteen years. We determine if an arrangement contains a lease at inception. Some leases include the options to purchase, terminate or extend for one or more years; these options are included in the right-of-use (“ROU”) asset and liability lease term when it is reasonably certain an option will be exercised. Our leases do not contain any material residual value guarantees or material restrictive covenants.

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

Components of lease cost (income) were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$2,999	$3,675	$6,007	$7,464
Finance lease cost - amortization expense	220	212	435	418
Finance lease cost - interest expense	164	115	327	230
Short-term lease cost	26	26	53	50
Variable lease cost	195	94	245	35
Sublease income	(152)	—	(304)	—
Total	$3,452	$4,122	$6,763	$8,197

Balance sheet classifications at June 30, 2020 and December 31, 2019 are summarized below:

	2020			2019
(in thousands)	Right of use assets	Current right of use liabilities	Long-term right of use liabilities	Right of use assets	Current right of use liabilities	Long-term right of use liabilities
Operating Leases	$40,268	$8,858	$36,373	$28,571	$9,231	$24,835
Finance Leases	7,775	902	9,966	8,319	338	10,567
Total	$48,043	$9,760	$46,339	$36,890	$9,569	$35,402

Our future minimum lease payments as of June 30, 2020 under operating lease and finance leases, with initial or remaining lease terms in excess of one year, were as follows:

	June 30, 2020
(in thousands)	Operating Leases	Finance Leases
Years ending June 30:
2021	$11,104	$1,639
2022	8,969	1,536
2023	7,500	1,533
2024	6,609	1,491
2025	4,775	1,375
Thereafter	17,399	7,066
Total lease payments	56,356	14,640
Less: imputed interest	(11,125)	(3,772)
Present value of lease liabilities	$45,231	$10,868

Supplemental cash flow information related to our operating leases for the periods ending June 30, 2020 and June 30, 2019 were as follows:

(in thousands)	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$6,533	$7,610
Operating cash outflow from finance leases	$280	$229
Financing cash (inflow) outflow from finance leases	$(76)	$338

Weighted-average remaining lease terms and discount rate for our operating leases for the period ending June 30, 2020, were as follows:

	June 30, 2020
	Operating	Financing
Weighted-average remaining lease term	6.0 years	10.0 years
Weighted-average discount rate	6.32%	5.99%

(4) Inventories

Components of inventories at June 30, 2020 and December 31, 2019 are summarized as follows:

(in thousands)	June 30, 2020	December 31, 2019
Raw materials	$39,631	$42,066
Work in process	10,271	5,496
Finished goods and parts	75,175	63,544
Inventories	$125,077	$111,106

We record a reserve to the carrying value of our inventory to reflect the rapid technological change in our industry that impacts the market for our products. The inventory reserve was $24,269 and $12,812 as of June 30, 2020 and December 31, 2019, respectively.

In June 2020, as part of our assessment of prospective sales and evaluation of inventory, we determined the end-of-life for certain product lines. The end-of-life determination for these products reflects management's plans to focus our resources that are better aligned with our new strategic focus, as further discussed in Note 15. As a result, for the quarter ended June 30, 2020, we recorded a charge of $10,894 to products costs of sales, primarily attributable to inventory, accessories and inventory commitments for these products. We have ceased production for these items.

(5) Intangible Assets

Intangible assets, net, other than goodwill, at June 30, 2020 and December 31, 2019 are summarized as follows:

	2020			2019
(in thousands)	Gross (a)	Accumulated Amortization	Net	Gross (a)	Accumulated Amortization	Net	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Customer relationships	$103,947	$(82,087)	$21,860	$103,661	$(77,021)	$26,640	4
Acquired technology	54,318	(52,541)	1,777	54,378	(51,875)	2,503	1
Trade names	23,528	(19,610)	3,918	23,907	(19,133)	4,774	4
Patent costs	18,836	(9,919)	8,917	11,760	(9,535)	2,225	15
Trade secrets	19,629	(16,847)	2,782	19,494	(15,714)	3,780	2
Acquired patents	16,226	(15,219)	1,007	16,215	(14,706)	1,509	7
Other	19,348	(19,340)	8	26,256	(19,349)	6,907	1
Total intangible assets	$255,832	$(215,563)	$40,269	$255,671	$(207,333)	$48,338	5

(a) Change in gross carrying amounts consists primarily of charges for license and patent costs and foreign currency translation.

Amortization expense related to intangible assets was $4,144 and $8,546 for the quarter and six months ended June 30, 2020, respectively, compared to $5,718 and $11,238 for the quarter and six months ended June 30, 2019, respectively.

(6) Accrued and Other Liabilities

Accrued liabilities at June 30, 2020 and December 31, 2019 are summarized as follows:

(in thousands)	2020	2019
Compensation and benefits	$26,359	$21,139
Vendor accruals	11,099	9,734
Accrued taxes	9,025	9,840
Accrued other	8,141	4,223
Product warranty liability	2,294	2,908
Arbitration awards	2,256	2,256
Accrued professional fees	2,080	1,545
Royalties payable	1,749	1,450
Payable to owners of redeemable noncontrolling interests	—	10,000
Total	$63,003	$63,095

Other liabilities at June 30, 2020 and December 31, 2019 are summarized as follows:

(in thousands)	2020	2019
Long-term employee indemnity	$13,596	$14,408
Long-term tax liability	10,818	5,011
Defined benefit pension obligation	10,331	10,357
Long-term deferred revenue	6,196	7,370
Other long-term liabilities	6,517	8,662
Total	$47,458	$45,808

(7) Borrowings

Credit Facility

We hold a 5-year $100,000 senior secured term loan facility (the “Term Facility”) and a 5-year $100,000 senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facility”) to support working capital and general corporate purposes. The Senior Credit Facility is guaranteed by certain of our subsidiaries. The guarantors guarantee, among other things, all our obligations and each other guarantor's obligations under the Senior Credit Facility. From time to time, we may be required to cause additional domestic subsidiaries to become guarantors under the Senior Credit Facility. The Senior Credit Facility is scheduled to mature on February 26, 2024, at which time all amounts outstanding thereunder will be due and payable. However, the maturity date of the Revolving Facility may be extended at our election with the consent of the lenders subject to the terms set forth in the Senior Credit Facility. The Senior Credit Facility contains customary covenants, some of which require us to maintain certain financial ratios that determine the amounts available and terms of borrowings and events of default. We were in compliance with all covenants at June 30, 2020.

The payment of dividends on our common stock is restricted under provisions of the Senior Credit Facility, which limits the amount of cash dividends that we may pay in any one fiscal year to $30,000. We currently do not pay, and have not paid, any dividends on our common stock, and currently intend to retain any future earnings for use in our business.

Borrowings under the Senior Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At June 30, 2020, our floating interest rate was 1.9%. Subject to certain terms and conditions contained in the Revolving Facility, we have the right to request up to four increases to the amount of the Revolving Facility in an aggregate amount not to exceed $100,000. As of June 30, 2020, there was $10,000 of outstanding letters of credit and $24,100 of available borrowings under the Revolving Facility.

We had a balance of $21,978 outstanding on the Term Facility at June 30, 2020, with $1,465 in principal payments due in the next twelve months.

As a result of the Term Facility, we have exposure to floating interest rates. To manage interest expense, we entered into a floating to fixed interest rate swap to reduce exposure to changes in floating interest rates on the Term Facility. The interest rate swap at June 30, 2020 has a notional value of $15,000 and will expire on February 26, 2024, concurrent with the Term Facility. The notional value will decline over the term of the interest rate swap as amortization payments reduce the principal amount of the Term Facility. As a result of the interest rate swap, the percentage of total principal debt (excluding capital leases) that is subject to floating interest rates is approximately 32%. Due to an amendment to the swap on June 30, 2020, the swap is no longer designated as a cash flow hedge for accounting treatment purposes. See Note 8 for additional information.

(8) Hedging Activities and Financial Instruments

Derivatives Designated as Hedging Instruments

On July 8, 2019, we entered into a $50,000 interest rate swap contract, designated as a cash flow hedge, to minimize the risk associated with the variability of cash flows in interest payments from variable-rate debt due to fluctuations in the one-month USD-LIBOR, subject to a 0% floor, through February 26, 2024. Changes in the interest rate swap are expected to offset the changes in cash flows attributable to fluctuations of the one-month USD-LIBOR for the interest payments associated with our variable-rate debt.

On June 30, 2020, we executed an amendment to the swap which reduced the notional amount to $15,000 and resulted in de-designation as a cash flow hedge. The reduction required a mark-to-market settlement of $1,253 paid in July 2020. Amounts previously recognized in Accumulated Other Comprehensive Loss ("AOCL") of $1,235 were released and reclassified into “Interest and other expense, net” on the accompanying condensed consolidated statements of operations and comprehensive loss for the quarter and six months ended June 30, 2020. Subsequent to June 2020, changes in the swap’s fair value will be recognized currently in earnings and included in the line item “Interest and other expense, net” and the remaining $741 in AOCL as of June 30, 2020 will be amortized to “Interest and other expense, net” when those future cash flows are expected to occur.

The notional amount and fair value of the derivative on our balance sheet at June 30, 2020 and December 31, 2019 were as follows:

(in thousands)	Balance Sheet location	Notional amount	Fair value
June 30, 2020
Interest rate swap contract	Other liabilities	$15,000	$(2,090)
December 31, 2019
Interest rate swap contract	Other liabilities	$40,000	$(318)

Except as noted above, amounts released from AOCL and reclassified into “Interest and other expense, net” did not have a material impact on our condensed consolidated statements of operations and comprehensive loss for the quarter and six months ended June 30, 2020. The net amount of AOCL expected to be reclassified to losses in the next 12 months is approximately $247. We did not have a similar instrument during the quarter ended June 30, 2019.

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

We had $92,207 and $102,407 in notional foreign exchange contracts outstanding as of June 30, 2020 and December 31, 2019, respectively. The fair values of these contracts were not material.

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

(9) Inventory Financing Agreements

On December 1, 2018 and January 17, 2020, we entered into a Manufacturing Services Agreement and Amendment One to Manufacturing Services Agreement (together, the "Agreement"), with an assembling manufacturer to produce products on behalf of 3D Systems Corporation. During the quarter ended March 31, 2020, as part of the Agreement, we sold $12,100 of inventory to the assembling manufacturer that we have an obligation to repurchase. At June 30, 2020, our obligation to repurchase inventory, included in "Accrued and other liabilities" on our condensed consolidated balance sheets, was $5,610, relating to the initial sale of inventory to the assembly manufacturer and adjusted for transactions. The inventory sold consisted of raw materials, packaging materials and consumables representing stock on hand related to certain product families for which the manufacturing has been outsourced to the assembling manufacturer. Although the assembling manufacturer holds legal title, we account for the inventory similar to a product financing arrangement; therefore, the inventories sold to the assembling manufacturer will continue to be included in "Inventories" on our condensed consolidated balance sheets until processed into finished goods and sold back to us. At June 30, 2020, inventory held at assemblers was $6,635.

Additionally, as part of the Agreement, we have a commitment to purchase certain materials and supplies that the assembling manufacturer purchased from third parties. At June 30, 2020, we had a commitment of $833 with the assembling manufacturer.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator for basic and diluted net loss per share:
Net loss attributable to 3D Systems Corporation	$(37,951)	$(23,929)	$(56,875)	$(48,324)

Denominator for basic and diluted net loss per share:
Weighted average shares	115,503	113,433	115,047	113,350

Net loss per share - basic and diluted	$(0.33)	$(0.21)	$(0.49)	$(0.43)

For the quarters and six months ended June 30, 2020 and 2019, the effect of dilutive securities, including non-vested stock options and restricted stock awards/units, was excluded from the denominator for the calculation of diluted net loss per share because we recognized a net loss for the period and their inclusion would be anti-dilutive. Dilutive securities excluded for the quarters and six months ended June 30, 2020 and 2019, were 6,556 and 7,117, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2020
(in thousands)	Level 1	Level 2	Total
Description
Cash equivalents (a)	$195	$—	$195
Israeli severance funds (b)	$—	$7,383	$7,383
Derivative financial instruments(c)	$—	$(2,090)	$(2,090)

	Fair Value Measurements as of December 31, 2019
(in thousands)	Level 1	Level 2	Total
Description
Cash equivalents (a)	$20,869	$—	$20,869
Israeli severance funds (b)	$—	$7,449	$7,449
Derivative financial instruments (c)	$—	$(318)	$(318)

(a)Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.
(b)We partially fund a liability for our Israeli severance requirement through monthly deposits into fund accounts, the value of these contributions is recorded to non-current assets on the consolidated balance sheet.
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

We did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the quarter and six months ended June 30, 2020.

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

(12) Income Taxes

We maintain the exception under ASC 740-270-30-36(b), "Accounting for Income Taxes", for jurisdictions that do not have reliable estimates of ordinary income due to the volatility in the industry. Based on the increased global financial uncertainty due to the COVID-19 pandemic and continued volatility in the industry, we have continued to use a year to date methodology in determining the quarterly effective tax rate for the quarter ended June 30, 2020.

For the quarter and six months ending June 30, 2020, the Company recorded a tax expense of $1,464 and a tax benefit of $394, resulting in effective tax rates of 4.0% and (0.7)%, respectively. For the quarter and six months ending June 30, 2019, the Company recorded a tax expense of $1,938, and $3,782, resulting in effective tax rates of 8.8% and 8.5%, respectively. The difference between the statutory tax rate and the effective tax rate for the quarter and six months ending June 30, 2020 is comprised of valuation allowance changes in various jurisdictions, the foreign rate differential between the U.S. tax rate and foreign tax rates, and the change in U.S. tax law allowing for the carryback of certain U.S. net operating losses ("NOLs") as explained in the subsequent paragraph. The difference between the statutory tax rate and the effective tax rate for the quarter and six months ending June 30, 2019 was comprised of changes in the valuation allowance in various jurisdictions, withholding tax expense, reduction of a liability for uncertain tax positions, and the foreign rate differential between the U.S. tax rate and foreign tax rates.

In response to the global pandemic resulting from COVID-19, the U.S. government enacted tax legislation on March 27, 2020 under the Coronavirus Aid Relief, and Economic Security Act ("CARES Act"). This legislation allows us to carryback NOLs generated in the 2018 and 2019 tax years up to five years. During the quarter, these NOLs were carried back to the 2013 and 2014 tax years and a refund was requested for cash taxes paid. A tax receivable has been recorded for the NOL carryback in the amount of $8,886. We also recorded the associated tax benefit of $3,175, which is net of recorded uncertain tax positions of $5,711.

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

(13) Commitments and Contingencies

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

On September 13, 2018, the Hawaii district court entered its Amended Judgment in a Civil Case, awarding us a final amended judgment of $2,182. On September 19, 2018, Barranco filed an Amended Notice of Appeal. On January 13, 2019, Barranco filed Appellant’s Opening Brief in the Ninth Circuit. On March 15, 2019, we filed our Answering Brief. On April 14, 2019, Barranco filed his Reply Brief. Oral Arguments took place on October 24, 2019. On March 12, 2020, the Ninth Circuit affirmed the district court’s evidentiary rulings and reversed and vacated the monetary judgment in our favor on our breach of contract counterclaim. The formal mandate issued on April 17, 2020. On April 20, Barranco filed a Motion to Recall and Amend Mandate to Conform with Rule 37(b) in the Ninth Circuit. We filed an opposition brief on April 28 and the Ninth Circuit denied Barranco’s motion the same day. On April 21, 2020, the district court issued a Minute Order regarding issues on remand from the Ninth Circuit. The district court directed the parties to file simultaneous initial briefs on May 21 addressing what relief we are entitled to receive in light of the Ninth Circuit’s opinion. Both parties filed responsive briefs in June 2020.

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

On June 8, 2018 and thereafter, we submitted voluntary disclosures to BIS and DDTC identifying numerous potentially unauthorized exports of technical data. As part of our ongoing review of trade compliance risks and our cooperation with the government, on November 20, 2019, we submitted to the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) an initial notice of voluntary disclosure regarding potential violations of economic sanctions related to Iran. We continued to investigate this issue and filed a final disclosure with OFAC on May 20, 2020. We have and will continue to implement compliance enhancements to our export controls, trade sanctions, and government contracting compliance program to address the issues identified through our ongoing internal investigation and will cooperate with DDTC and BIS, as well as the U.S. Departments of Justice, Defense, Homeland Security and Treasury in their ongoing reviews of these matters.

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

(14) Noncontrolling Interests

As of June 30, 2020, we owned 100% of the capital and voting rights of Robtec, a service bureau and distributor of 3D printing and scanning products in Brazil. Approximately 70% of the capital and voting rights of Robtec were acquired on November 25, 2014. On January 7, 2020, we made a payment equal to the redemption price of $10,000 and acquired the remaining 30% of the capital and voting rights.

(15) Subsequent Events

On August 5, 2020, we announced a new strategic focus to enable additive manufacturing solutions for applications in growing markets that demand high reliability products. Accordingly, we are realigning our business structure into two vertical customer markets, Healthcare and Industrial, which will be supported by shared services including supply chain, engineering and development, IT, finance, people & culture and legal. The new structure will simplify our reporting structure.

On August 5, 2020, we announced, in connection with the new strategic focus and organizational realignment, a restructuring plan intended to align our operating costs with current revenue levels and better position the Company for future sustainable and profitable growth. The restructuring plan includes a reduction of nearly 20% of our workforce, with the majority of the workforce reduction expected to be completed by December 31, 2020. We expect that the restructuring plan, in conjunction with other cost reduction measures, will reduce our annualized costs by approximately $100,000 by the end of December 31, 2021. Cost reduction efforts include reducing the number of facilities and examining every aspect of our manufacturing and operating costs. We will incur a cash charge in the range of $25,000 to $30,000 for severance, facility closing and other costs, primarily in the second half of this year. We may incur additional charges in 2021 as we finalize all the actions to be taken. Non-cash charges related to these actions are expected to be less than $5,000. We are also evaluating the divestiture of parts of the business that do not align with this strategic focus.

On August 5, 2020, we entered into an Equity Distribution Agreement for an At-The-Market (“ATM”) equity offering where we may issue and sell, from time to time, shares of our common stock having an aggregate gross sales price of up to a total of $150,000, depending upon market conditions and our liquidity requirements. We intend to use the net proceeds from this offering for general corporate purposes, which may include repaying amounts outstanding under our senior secured term loan facility and our senior secured revolving credit facility.

Additional information regarding risks around our restructuring plan and raising capital appears in Item 1A. “Risk Factors” in the 2019 Form 10-K. and in Item 1A. “Risks Factors" in this Form 10-Q.

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

Business Overview

3D Systems Corporation (“3D Systems” or the “Company” or “we” or “us”) is a holding company incorporated in Delaware in 1993 that markets our products and services through subsidiaries in North America and South America (collectively referred to as “Americas”), Europe and the Middle East (collectively referred to as “EMEA”) and the Asia Pacific region (“APAC”). We provide comprehensive additive manufacturing solutions for applications in growing markets that demand high reliability products. Our solutions support markets and applications where a premium is placed upon performance and reliability, with engineering and technology cultures that seek product innovation as a means of delivering value to their customers, and with processes that tend to be highly controlled. Through our two key market verticals of Healthcare and Industrials, we offer hardware, software, materials and services, combined with leadership in application knowledge to provide additive manufacturing solutions for specific, high-value applications in growing markets like healthcare, aerospace, automotive and defense. Our precision healthcare capabilities include simulation; Virtual Surgical Planning (VSP®) (“VSP”); and printing of medical and dental devices, models, and surgical guides and instruments. We have over 30 years of experience and expertise which have proven vital to our development of end-to-end digital workflow solutions that enable customers to optimize product designs, transform workflows, bring innovative products to market, and drive new business models.

COVID-19 Pandemic Response

As we closely monitor the COVID-19 pandemic, our top priority remains the health and safety of our employees and their families and communities. Our Crisis Response Steering Committee regularly reviews and adapts our protocols based on evolving research and guidance related to the virus. While essential operations continue, we have restricted travel and meetings, published pertinent information, and adapted to a world where many in our workforce are remote and those coming on-site are following new safety measures. We have a multi-phase plan to return to working on-site, and remain committed to protecting our employees, delivering for our customers and supporting our communities.

Our Employees

Since the start of the pandemic, employees who are necessary to our facilities’ operations have continued to work on site. The additional safety measures and practices we put in place during the first quarter of 2020 to protect these employees, including maintaining physical distancing, utilizing enhanced cleaning protocols and usage of personal protective equipment, continue to be implemented subject to each location’s return on-site processes. Our plan for returning the remainder of our workforce to work on-site involves multiple phases that gradually allow additional workers to return while practicing social distancing and other safety measures. This plan considers the varying needs of each location and site and depends on local government regulations, community case trends, and recommendations from public health organizations.

Our New Strategic Focus, Restructuring and Liquidity

While no company is immune to global economic challenges, our business portfolio is well-balanced across end markets and geographies and includes a high degree of businesses serving critical sectors such as healthcare, aerospace and durable goods. In May 2020, a new CEO and President, Dr. Jeffrey Graves, was hired. Dr. Graves has completed his initial assessment of the Company. On August 5, 2020, a new strategic focus (outlined in the Business Overview) and reorganization was announced and, to align our cost structure to the current level of revenues, a restructuring plan was also announced. The company expects the restructuring effort, in conjunction with other cost reduction measures, to reduce annualized costs by approximately $100 million by the end of next year. This should enable the company to be profitable at current revenue levels and be well positioned to leverage the sales growth as it returns. Other cost reduction efforts include reducing the number of facilities and examining every aspect of the company’s manufacturing and operating costs. The company will incur a cash charge in the range of $25 to $30 million for severance, facility closing and other costs, primarily in the second half of this year. The company may incur additional charges in 2021 as it finalizes all the actions to be taken. The company is also evaluating the divestiture of parts of the business that do not align with this strategic focus.

Furthermore, to provide additional financial flexibility, we have entered into an Equity Distribution Agreement for an At-The-Market (“ATM”) equity offering, pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate gross sales price of up to a total of $150 million, depending upon market conditions and our liquidity requirements. We intend to use the net proceeds from this offering for general corporate purposes, which may include repaying amounts outstanding under our senior secured term loan facility and our senior secured revolving credit facility.

Our balance sheet is well positioned and had $63.9 million of cash and cash equivalents at June 30, 2020, and a $100.0 million committed revolving credit facility, with $10.0 million of outstanding letters of credit and $24.1 million of available borrowings under the revolving facility. In the second quarter of 2020, we began reducing our cost structure by focusing on cost of sales and operating expenses to drive future profitability. We implemented an employee furlough program, executive and Board pay reductions, reduced our hiring and lowered travel expenses. We believe these actions and our current financial position will enable us to handle the near-term impacts of the current economic uncertainty as well as position us for future profitable growth.

Looking Forward

Our operations in Americas, EMEA and APAC expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. While the COVID-19 pandemic has impacted the Company’s reported results for the second quarter, we are unable to predict the longer-term impact that the pandemic may have on our business, results of operations, financial position or cash flows. The extent to which our operations may be impacted by the dynamic nature of the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the financial markets remain unknown. Additional information regarding COVID-19 risks appears in Part II, Item 1A, “Risk Factors” of the Form 10-Q for the quarter ended March 31, 2020.

Summary of Second Quarter 2020 Financial Results

Total consolidated revenue for the second quarter of 2020 decreased 28.7% compared to the same period last year and decreased 16.8% compared to the first quarter of 2020. The lower demand was across all products and services due primarily to the COVID-19 pandemic, as many customers were shutdown or on a significantly reduced level of activity. Revenue from Healthcare decreased 11.4% to $50.0 million, compared to the same period last year, driven by the decrease in the dental market. Industrial sales decreased 38.5% to $62.1 million, compared to the same period last year, as decreases were in all products and services across all geographies.

Gross profit for the quarter ended June 30, 2020 decreased by 52.0%, or $38.1 million, to $35.2 million, compared to $73.3 million for the quarter ended June 30, 2019. Gross profit margin for the quarters ended June 30, 2020 and June 30, 2019 was 31.4% and 46.6%, respectively. Margin deterioration was driven by an end-of-life inventory charge of $10.9 million as well as the under absorption of supply chain overhead, resulting from lower production. Excluding the inventory charge, total gross profit margin for the quarter would have been 41.1%.

Operating expenses for the quarter ended June 30, 2020 decreased by 25.3%, or $23.4 million, to $69.0 million, compared to $92.5 million for the quarter ended June 30, 2019. Selling, general and administrative expenses for the quarter ended June 30, 2020 decreased by 27.4%, or $19.6 million, to $52.0 million, compared to $71.7 million for the quarter ended June 30, 2019. Research and development expenses for the quarter ended June 30, 2020 decreased by 18.3%, or $3.8 million, to $17.0 million, compared to $20.8 million for the quarter ended June 30, 2019. Lower operating expenses reflect executive and Board pay reductions and an employee furlough program in the second quarter, reduced hiring and lower travel expenses as a result of the COVID-19 pandemic as well as savings achieved from cost structuring activities originating in 2019.

Our operating loss for the quarter ended June 30, 2020 was $33.9 million, compared to an operating loss of $19.2 million for the quarter ended June 30, 2019.

For the six months ended June 30, 2020, we used $21.0 million of cash from operations, primarily driven by the increase in inventories. For the six months ended June 30, 2019, we generated $3.6 million of cash from operations. In total, our unrestricted cash balance at June 30, 2020 and December 31, 2019, was $63.9 million and $133.7 million, respectively. The lower cash balance primarily resulted from $26.3 million in repayments of the Term Loan, $24.5 million from increased inventory levels, $10.0 million in payments to acquire the remaining capital and voting rights of the noncontrolling interest in Brazil and $7.2 million in capital expenditures.

Results of Operations

Revenue

Revenue in the last part of the first quarter and in the second quarter was impacted by COVID-19, as many of our customers were shutdown or on a significantly reduced level of activity. Excluding impacts due to the pandemic, due to the relatively high price of certain 3D printers and a corresponding lengthy selling cycle as well as relatively low unit volume of the higher priced printers in any particular period, a shift in the timing and concentration of orders and shipments from one period to another can affect reported revenue in any given period.

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

We earn revenue from the sale of products and services. The products category includes 3D printers and corresponding materials, healthcare simulators and digitizers, software licenses, 3D scanners and haptic devices. The majority of materials used in our 3D printers are proprietary. The services category includes maintenance contracts and services on 3D printers and simulators, software maintenance, on demand solutions and healthcare services.

The following tables set forth the change in revenue for the quarters and six months ended June 30, 2020 and 2019.

Table 1

(Dollars in thousands)	Products		Services		Total
Revenue — second quarter 2019	$93,758	59.6%	$63,514	40.4%	$157,272	100.0%
Change in revenue:
Volume	(35,071)	(37.4)%	(12,227)	(19.3)%	(47,298)	(30.1)%
Price/Mix	3,293	3.5%	—	—%	3,293	2.1%
Foreign currency translation	(484)	(0.5)%	(723)	(1.1)%	(1,207)	(0.8)%
Net change	(32,262)	(34.4)%	(12,950)	(20.4)%	(45,212)	(28.7)%
Revenue — second quarter 2020	$61,496	54.9%	$50,564	45.1%	$112,060	100.0%

Consolidated revenue decreased 28.7%, predominantly due to lower products volume, driven by decreased sales of plastics printers and corresponding materials, as well as lower on demand volume, partially offset by favorable price mix. The lower demand was due to COVID-19, as many of our customers were shutdown or on a significantly reduced level of activity. For the quarters ended June 30, 2020 and 2019, revenue from printers contributed $17.1 million and $30.0 million, respectively. Software revenue included in the products category contributed $10.0 million and $13.7 million for the quarters ended June 30, 2020 and 2019, respectively. Materials revenue included in the products category contributed $28.7 million and $41.2 million for the quarters ended June 30, 2020 and 2019, respectively.

Revenue from services decreased 20.4%, or $13.0 million, as compared to the second quarter of 2019. The decrease was primarily comprised of a 31.3%, or $7.5 million, decline in our on demand manufacturing services. The remaining decrease resulted from maintenance contracts and services on printers and simulators, software maintenance and healthcare services.

For the quarters ended June 30, 2020 and 2019, revenue from operations outside the U.S. was 51.0% and 48.9% of total revenue, respectively.

Table 2

(Dollars in thousands)	Products		Services		Total
Revenue — six months 2019	$186,105	60.2%	$123,147	39.8%	$309,252	100.0%
Change in revenue:
Volume	(45,095)	(24.2)%	(15,392)	(12.5)%	(60,487)	(19.6)%
Price/Mix	296	0.2%	—	—%	296	0.1%
Foreign currency translation	(1,001)	(0.5)%	(1,295)	(1.1)%	(2,296)	(0.7)%
Net change	(45,800)	(24.6)%	(16,687)	(13.6)%	(62,487)	(20.2)%
Revenue — six months 2020	$140,305	56.9%	$106,460	43.1%	$246,765	100.0%

Consolidated revenue decreased 20.2%, predominantly due to lower products volume, driven by decreased sales of plastics printers and corresponding materials, as well as lower on demand volume. The lower demand was due to COVID-19, as many of our customers were shutdown or on a significantly reduced level of activity starting in the latter part of the first quarter. For the six months ended June 30, 2020 and 2019, revenue from printers contributed $36.4 million and $59.9 million, respectively. Software revenue included in the products category contributed $20.7 million and $25.9 million for the six months ended June 30, 2020 and 2019, respectively. Materials revenue included in the products category contributed $70.0 million and $82.7 million for the six months ended June 30, 2020 and 2019, respectively.

Revenue from services decreased 13.6%, or $16.7 million, as compared to the second quarter of 2019. The decrease was primarily comprised of a 22.3%, or $10.4 million, decline in our on demand manufacturing services. The remaining decrease resulted from maintenance contracts and services on printers and simulators, software maintenance and healthcare services.

Gross profit and gross profit margins

The following tables set forth gross profit and gross profit margins for the quarters and six months ended June 30, 2020 and 2019.

Table 3

	Quarter Ended June 30,
	2020		2019		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$9,007	14.6%	$40,753	43.5%	$(31,746)	(77.9)%	(28.9)	(66.4)%
Services	26,160	51.7%	32,546	51.2%	(6,386)	(19.6)%	0.5	1.0%
Total	$35,167	31.4%	$73,299	46.6%	$(38,132)	(52.0)%	(15.2)	(32.6)%

The decrease in total consolidated gross profit is predominantly due to the lower sales volume as previously discussed, as well as an end-of-life inventory charge of $10.9 million in the second quarter of 2020. Excluding the end-of-life inventory charge, total gross profit margin would have been 41.1%. See Note 4 for additional discussion regarding the end-of-life inventory charge.

Products gross profit decreased primarily due to an end-of-life inventory charge of $10.9 million as well as the under absorption of supply chain overhead, resulting from lower production. These were partially offset by the favorable impact of sales mix. Excluding the end-of-life inventory charge, products gross profit margin would have been 32.4%. See Note 4 for additional discussion regarding the end-of-life inventory charge.

Table 4

	Six Months Ended June 30,
	2020		2019		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$38,920	27.7%	$77,340	41.6%	$(38,420)	(49.7)%	(13.9)	(33.4)%
Services	53,379	50.1%	61,664	50.1%	(8,285)	(13.4)%	—	—%
Total	$92,299	37.4%	$139,004	44.9%	$(46,705)	(33.6)%	(7.5)	(16.7)%

The decrease in total consolidated gross profit is predominantly due to the lower sales volume as previously discussed, as well as an end-of-life inventory charge of $10.9 million. Excluding the end-of-life inventory charge, total gross profit margin would have been 41.8%. See Note 4 for additional discussion.

Products gross profit decreased primarily due to an end-of-life inventory charge of $10.9 million as well as the under absorption of supply chain overhead, resulting from lower production. Excluding the end-of-life inventory charge, products gross profit margin would have been 35.5%. See Note 4 for additional discussion.

Operating expenses

The following tables set forth the components of operating expenses for the quarters and six months ended June 30, 2020 and 2019.

Table 5

	Quarter Ended June 30,
	2020		2019		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$52,042	46.4%	$71,654	45.6%	$(19,612)	(27.4)%
Research and development expenses	16,997	15.2%	20,811	13.2%	(3,814)	(18.3)%
Total operating expenses	$69,039	61.6%	$92,465	58.8%	$(23,426)	(25.3)%

Selling, general and administrative expenses decreased due to an employee furlough program in the current quarter, reduced hiring and lower travel expenses incurred in the current year, resulting from the COVID-19 pandemic, as well as savings achieved in the current year from cost structuring activities, including personnel and marketing activities, originating in 2019.

Research and development expenses decreased due to an employee furlough program in the second quarter of 2020, current year savings achieved from cost structuring activities, including personnel reductions, originating in 2019, as well as lower overall program spend.

Table 6

	Six Months Ended June 30,
	2020		2019		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$108,148	43.8%	$136,761	44.2%	$(28,613)	(20.9)%
Research and development expenses	36,241	14.7%	42,714	13.8%	(6,473)	(15.2)%
Total operating expenses	$144,389	58.5%	$179,475	58.0%	$(35,086)	(19.5)%

Selling, general and administrative expenses decreased due to an employee furlough program in the second quarter of 2020, reduced hiring and lower travel expenses incurred in the current year, resulting from the COVID-19 pandemic; savings achieved in the current year from cost structuring activities, including personnel and marketing activities, originating in 2019; and the run-out of certain intangible amortization.

Research and development expenses decreased due to an employee furlough program in the second quarter of 2020, current year savings achieved from cost structuring activities, including personnel, originating in 2019, as well as lower overall program spend; partially offset by an increase in materials spend.

Loss from operations

The following table sets forth (loss) income from operations for the quarters and six months ended June 30, 2020 and 2019.

Table 7

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Loss from operations:	$(33,872)	$(19,166)	$(52,090)	$(40,471)

See “Revenue,” “Gross profit and gross profit margins” and “Operating expenses” above.

Interest and other (expense) income, net

The following table sets forth the components of interest and other (expense) income, net, for the quarters and six months ended June 30, 2020 and 2019.

Table 8

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest and other (expense) income, net
Foreign exchange (loss) gain	$(871)	$(70)	$(983)	$(1,109)
Interest expense, net	(2,050)	(864)	(3,088)	(1,441)
Other (expense) income, net	306	(1,821)	(1,108)	(1,407)
Total interest and other (expense) income, net	$(2,615)	$(2,755)	$(5,179)	$(3,957)

Total interest and other (expense) income, net, for the quarter ended June 30, 2020 as compared to the quarter ended June 30, 2019 remained relatively flat. In the second quarter of 2020 amounts previously recognized in Accumulated Other Comprehensive Loss ("AOCL") were released and reclassified to "Interest and other expense, net," as a result of the reduction in the interest rate swap. See Note 8 for additional discussion. In the second quarter of 2019, losses were recorded on equity investments.

Total interest and other (expense) income, net, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 resulted in a higher loss due to amounts previously recognized in AOCL having been released and reclassified into "Interest and other expense, net" as a result of the reduction in the interest rate swap. Losses on equity investments were recorded in both periods.

Net loss attributable to 3D Systems

The following tables set forth the primary components of net loss attributable to 3D Systems for the quarters and six months ended June 30, 2020 and 2019.

Table 9

	Quarter Ended June 30,
(Dollars in thousands)	2020	2019	Change
Loss from operations	$(33,872)	$(19,166)	$(14,706)
Other non-operating items:
Interest and other (expense) income, net	(2,615)	(2,755)	140
(Provision) benefit for income taxes	(1,464)	(1,938)	474
Net loss	(37,951)	(23,859)	(14,092)
Less: net income attributable to noncontrolling interests	—	70	(70)
Net loss attributable to 3D Systems Corporation	$(37,951)	$(23,929)	$(14,022)

Weighted average shares, basic and diluted	115,503	113,433
Net loss per share - basic and diluted	$(0.33)	$(0.21)

Table 10

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019	Change
Loss from operations	$(52,090)	$(40,471)	$(11,619)
Other non-operating items:
Interest and other (expense) income, net	(5,179)	(3,957)	(1,222)
(Provision) benefit for income taxes	394	(3,782)	4,176
Net loss	(56,875)	(48,210)	(8,665)
Less: net income attributable to noncontrolling interests	—	114	(114)
Net loss attributable to 3D Systems Corporation	$(56,875)	$(48,324)	$(8,551)

Weighted average shares, basic and diluted	115,047	113,350
Net loss per share - basic and diluted	$(0.49)	$(0.43)

The increase in net loss for the quarter and six months ended June 30, 2020, as compared to the quarter and six months ended June 30, 2019, was primarily driven by an increase in loss from operations and an end-of-life inventory charge of $10.9 million. See Note 4 for additional discussion.

See “Gross profit and gross profit margins” and “Operating expenses” above, and Note 12.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, the number of days our sales are outstanding, inventory turns, capital expenditure commitments, accounts payable turns and funding requirements. Our cash requirements primarily consist of funding working capital and capital expenditures.

At June 30, 2020, we had cash on hand of $63.9 million, total debt of $21.5 million and a $100 million unused revolving credit facility with approximately $24 million of availability based on the terms of the agreement. Cash on hand has decreased $69.7 million since December 31, 2019. The uses of cash included $26.3 million for repayments of debt, $21.0 million for operations, $12.5 million for payments to purchase noncontrolling interests and $7.2 million for capital expenditures. Once the market started to turn down in the latter part of the first quarter due to COVID-19, we were unable to slow down our inventory levels fast enough due to committed lead times with our contract manufacturers and suppliers.

Cash flow from operations, cash and cash equivalents, and other sources of liquidity such as bank credit facilities and issuing equity or debt securities, are expected to be available and sufficient to meet foreseeable cash requirements. We hold a 5-year $100.0 million senior secured term loan facility (the “Term Facility”) and a 5-year $100.0 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facility”) that are intended to support working capital and general corporate purposes. The Senior Credit Facility is scheduled to mature on February 26, 2024, at which time all amounts outstanding thereunder will be due and payable. As of June 30, 2020, we had $10.0 million of outstanding letters of credit and $24.1 million of available borrowings under the Revolving Facility. For additional information on the Senior Credit Facility, see Note 7 to the condensed consolidated financial statements in this Form 10-Q.

To provide the company with sufficient financial flexibility to complete this reorganization and to work through these uncertain times caused by the pandemic, the Board of Directors approved an ATM equity program that allows the company from time to time to issue up to a total of $150 million of shares of the company’s common stock to the public, at the company’s discretion. We intend to use the net proceeds from this offering for general corporate purposes, which may include repaying amounts outstanding under the Term Facility and the Revolving Facility.

Cash held outside the U.S. at June 30, 2020 was $48.9 million, or 76.4% of total cash and equivalents, compared to $75.7 million, or 56.5% of total cash and equivalents at December 31, 2019. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant federal and state taxes. However, these dividends are subject to foreign withholding taxes that are estimated to result in the Company incurring tax costs in excess of the cost to obtain cash through other means. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash flow” discussion below.

Cash flow

Cash flow from operations

Cash used in operating activities for the six months ended June 30, 2020 was $21.0 million, while cash provided by operating activities for the six months ended June 30, 2019 was $3.6 million.

Working capital used cash of $14.4 million for the six months ended June 30, 2020 and provided cash of $8.4 million for the six months ended June 30, 2019. In the six months ended June 30, 2020, drivers of working capital related to cash outflows were an increase in inventory and prepaid expenses, partially offset by a decrease in accounts receivable and an increase in other accrued liabilities, deferred revenue and accounts payable. In the six months ended June 30, 2019, drivers of working capital related to cash inflows were a decrease in accounts receivable and an increase in deferred revenues related to software and system maintenance contracts, partially offset by a decrease in accounts payable and an increase in inventory.

Cash flow from investing activities

For the six months ended June 30, 2020 and 2019, the primary outflows of cash relate to the purchases of noncontrolling interest and capital expenditures. Capital expenditures were $7.2 million and $14.4 million for the six months ended June 30, 2020 and 2019, respectively. The lower expenditures in 2020 reflect the reduced spending due to the lower revenue volume because of the pandemic.

Cash flow from financing activities

Cash used in financing activities was $27.3 million for the six months ended June 30, 2020, while cash provided by financing activities was $53.1 million for the six months ended June 30, 2019. The primary outflow of cash for the six months ended June 30, 2020 relates to repayment of the Term Facility and settlements of stock-based compensation, partially offset by proceeds from an inventory financing agreement. The primary inflow of cash for the six months ended June 30, 2019 relates to borrowing on the Term Facility, partially offset by repayments of the prior credit facility and Term Facility.

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

Our EMEA and APAC reporting units carry approximately $185.7 million and $35.8 million of goodwill, respectively, as of June 30, 2020. Goodwill in the Americas region was written off in 2015. The net carrying values of our long-lived assets in the EMEA, APAC, and Americas regions are approximately $60.7 million, $6.5 million, and $58.7 million, respectively. In our 2019 impairment testing, we determined the EMEA and APAC reporting units had fair values in excess of their carrying values. Our 2019 impairment testing also indicated no impairment of long-lived assets in the Americas region as the undiscounted cash flows were in excess of the carrying value of long-lived assets. This headroom and recoverability were driven by our forecasts of future operating performance as well as external market indicators.

As of March 31, 2020, we experienced a triggering event due to our operating performance, which had been negatively impacted by macroeconomic factors, the decrease and mix of sales, and the effect of the COVID-19 pandemic, and performed a quantitative analysis for potential impairment of our goodwill or long-lived asset balances. We also took action to counter these factors, including reducing our cost structure by focusing on cost of sales and operating expenses to drive future profitability. Based on available information and analysis as of March 31, 2020, we continued to believe the fair value of our reporting units exceeded their carrying values and the carrying value of our long-lived assets were recoverable.

As expected, our operating performance through June 30, 2020 continued to be negatively impacted by the effect of the COVID-19 pandemic. While we believe our actions implemented at March 31, 2020 have had a positive impact, further action is required as we just announced a new strategic reorganization and a major restructuring program targeted to take $100 million of costs out of our cost base. Refer to discussion of the COVID-19 pandemic in this Management’s Discussion and Analysis. As of June 30, 2020, we considered the potential for a triggering event and concluded none was present. Based on currently available information and analysis as of June 30, 2020, we continue to believe the fair value of our reporting units exceeds their carrying values and the carrying value of our long-lived assets is recoverable. In the event that these matters are not satisfactorily resolved, we could experience another triggering event or impairment of our goodwill or long-lived asset balances in future periods.

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
•our ability to successfully execute the strategic reorganization without significant disruption to our business;

•our ability to achieve the savings targeted in our just announced restructuring program;
•our ability to successfully raise the desired amount of funding from the ATM equity issuance and the possible impact on our stock price;
•our ability to identify strategic acquisitions, to integrate such acquisitions into our business without disruption and to realize the anticipated benefits of such acquisitions;
•impact of future write-off or write-downs of goodwill and intangible assets;
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
•our ability to comply with the covenants in our borrowing agreements and maintain adequate borrowing capacity;
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
•compliance with, and related expenses and challenges concerning, conflict-free minerals regulations; and
•the other factors discussed in the reports we file with or furnishes to the SEC from time to time, including the risks and important factors set forth in additional detail in Item 1A. “Risk Factors” in the 2019 Form 10-K and in Part II, Item 1A of the quarterly report on Form 10-Q for the quarter ended March 31, 2020 and this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks at December 31, 2019, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the 2019 Form10-K. During the first six months of 2020, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2019.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

Item 1A. Risk Factors.

There are no material changes to the risk factors previously disclosed in our 2019 Form 10-K in response to Item 1A to Part I of Form 10-K and in Part II, Item 1A, “Risk Factors” of our Form 10-Q for the quarter ended March 31, 2020 other than below. However, the impact of the COVID-19 pandemic may exacerbate the risks discussed below and in Item 1A, “Risk Factors” in our 2019 Form 10-K and in Part II, Item 1A, “Risk Factors” of our Form 10-Q for the quarter ended March 31, 2020, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently. See also Part I Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding our response to the COVID-19 pandemic and Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk.

Our restructuring activities may result in disruption to our business, we may not fully realize the expected benefits of our restructuring plans or other operating or cost-saving initiatives and the cost of the restructuring activities may be more than anticipated.

On August 5, 2020, we announced a plan to restructure our businesses to streamline the company’s operations to align our cost structure to the current level of revenues. The restructuring plan includes, in conjunction with other cost reduction measures, a reduction of annualized costs by approximately $100 million by the end of 2021. This should enable the company to be profitable at current revenue levels and be well positioned to leverage the sales growth as it returns. Other cost reduction efforts include reducing the number of facilities and examining every aspect of the company’s manufacturing and operating costs. The company will incur a cash charge in the range of $25 to $30 million for severance, facility closing and other restructuring costs, primarily in the second half of this year. The company may incur additional charges in 2021 as it finalizes all the actions to be taken.

These restructuring activities may yield unintended consequences and costs, such as attrition beyond our intended reduction in force, the distraction of our employees, additional charges for severance and severance-related costs and the loss of in-house knowledge in connection with the planned reduction in our workforce. This type of restructuring activity also may result in business disruptions and may not produce the full efficiency and cost reduction benefits anticipated. Further, the benefits may be realized later than expected and the cost of implementing these measures may be greater than anticipated. If these measures are not successful, we may need to undertake additional cost reduction efforts, which could result in future charges. Moreover, the restructuring plan may cause business disruptions with customers and elsewhere if our cost reduction efforts prove ineffective, and our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including the related charges and the impact of the related workforce reduction, could have a material adverse effect on our business, operating results and financial condition.

Our common stock price has been and may continue to be volatile.

The market price of our common stock has experienced, and may continue to experience, considerable volatility. Between January 1, 2018 and June 30, 2020, the trading price of our common stock has ranged from a low of $5.20 per share to a high of $21.78 per share. Numerous factors could have a significant effect on the price of our common stock, including those described or referred to in Item 1A, “Risk Factors” in our 2019 Form 10-K, as well as, among other things:

•Our perceived value in the securities markets;
•Overall trends in the stock market;
•Announcements of changes in our forecasted operating results or the operating results of one or more of our competitors;

•Compliance with the terms of our Administrative Agreement with the U.S. Air Force;
•The impact of changes in our results of operations, our financial condition or our prospects;
•Our recently announced ATM equity offering pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate gross sales price of up to a total of $150 million and any additional future sales of our common stock or other securities (including any shares issued in connection with earn-out obligations for any past or future acquisition);
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

Our EMEA and APAC reporting units carry approximately $185.7 million and $35.8 million of goodwill, respectively, as of June 30, 2020. Goodwill in the Americas region was written off in 2015. The net carrying values of our long-lived assets in the EMEA, APAC, and Americas regions are approximately $60.7 million, $6.5 million, and $58.7 million, respectively. In our 2019 impairment testing, we determined that no impairment of goodwill or long-lived assets was required. These conclusions were driven by our forecasts of future operating performance as well as external market indicators.

As of March 31, 2020, we experienced a triggering event due to our operating performance, which had been negatively impacted by macroeconomic factors, the decrease and mix of sales, and the effect of the COVID-19 pandemic, and performed a quantitative analysis for potential impairment of our goodwill or long-lived asset balances. We also took action to counter these factors, including reducing our cost structure by focusing on cost of sales and operating expenses to drive future profitability. Based on available information and analysis as of March 31, 2020, we continued to believe the fair value of our reporting units exceeded their carrying values and the carrying value of our long-lived assets were recoverable.

Our operating performance through June 30, 2020 continues to be negatively impacted by the effect of the COVID-19 pandemic. We believe our recent actions will have a positive impact and enable us to be well positioned for the near-term and future. Refer to discussion of the COVID-19 pandemic in this Management’s Discussion and Analysis for more information. As of June 30, 2020, we considered the potential for a triggering event and concluded none was present. Based on currently available information and analysis as of June 30, 2020, we continue to believe the fair value of our reporting units exceeds their carrying values and the carrying value of our long-lived assets is recoverable. In the event that these matters are not satisfactorily resolved, we could experience another triggering event or impairment of our goodwill or long-lived asset balances in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the quarter ended June 30, 2020:

	Total number of shares (or units) purchased		Average price paid per share (or unit)
Shares delivered or withheld pursuant to restricted stock awards
April 1, 2020 - April 30, 2020	393		$9.42
May 1, 2020 - May 31, 2020	392,083		$7.01
June 1, 2020 - June 30, 2020	15,752		$7.31
	408,228	(a)	$7.03	(b)
(a)Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.
(b)The average price paid reflects the average market value of shares withheld for tax purposes.

Item 6. Exhibits.

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

3.3	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

3.4	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on October 7, 2011. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 7, 2011.)

3.6	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on May 21, 2013. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 22, 2013.)

3.7	Amended and Restated By-Laws of 3D Systems Corporation. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on March 15, 2018.)

4.1	Amended and Restated Plan of 3D Systems Corporation as approved by stockholders on May 19, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed May 19, 2020.)

10.1	Employment Agreement between 3D Systems Corporation and Dr. Jeffrey A. Graves, dated May 11, 2020. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 14, 2020.)

10.2	Executive Services Agreement, dated May 19, 2020, between 3D Systems Corporation and Wayne Pensky. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 20, 2020.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2020.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2020.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 5, 2020.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 5, 2020.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

* Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation

By	/s/ Wayne Pensky
Wayne Pensky
Interim Chief Financial Officer
(principal financial and accounting officer)

Date: August 5, 2020