Form 10-Q
period 2020-09-30
3D SYSTEMS CORP
filed 2020-11-05
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Shares of Common Stock, par value $0.001 per share, outstanding as of November 2, 2020: 124,141,935

3D SYSTEMS CORPORATION
Form 10-Q
For the Quarter and Nine Months Ended September 30, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$75,264	$133,665
Accounts receivable, net of reserves — $8,243 and $8,762	98,755	109,408
Inventories	126,882	111,106
Prepaid expenses and other current assets	34,671	18,991
Total current assets	335,572	373,170
Property and equipment, net	81,433	92,940
Intangible assets, net	36,888	48,338
Goodwill	179,536	223,176
Right of use assets	44,366	36,890
Deferred income tax asset	6,502	5,408
Other assets, net	22,985	27,390
Total assets	$707,282	$807,312
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,758	$2,506
Current right of use liabilities	9,431	9,569
Accounts payable	41,674	49,851
Accrued and other liabilities	66,749	63,095
Customer deposits	4,463	5,712
Deferred revenue	36,353	32,231
Total current liabilities	160,428	162,964
Long-term debt, net of deferred financing costs	19,804	45,215
Long-term right of use liabilities	44,521	35,402
Deferred income tax liability	5,121	4,027
Other liabilities	48,890	45,808
Total liabilities	278,764	293,416

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 127,664 and 121,266	128	120
Additional paid-in capital	1,404,265	1,371,564
Treasury stock, at cost — 3,456 shares and 3,670 shares	(22,590)	(18,769)
Accumulated deficit	(923,473)	(793,709)
Accumulated other comprehensive loss	(29,812)	(37,047)
Total 3D Systems Corporation stockholders' equity	428,518	522,159
Noncontrolling interests	—	(8,263)
Total stockholders’ equity	428,518	513,896
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$707,282	$807,312

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Revenue:
Products	$77,267	$94,506	$217,572	$280,611
Services	57,880	60,766	164,340	183,913
Total revenue	135,147	155,272	381,912	464,524
Cost of sales:
Products	49,010	58,044	150,395	166,809
Services	27,510	29,947	80,591	91,430
Total cost of sales	76,520	87,991	230,986	258,239
Gross profit	58,627	67,281	150,926	206,285
Operating expenses:
Selling, general and administrative	59,065	58,275	167,213	195,036
Research and development	18,866	20,940	55,107	63,654
Impairment of goodwill	48,300	—	48,300	—
Total operating expenses	126,231	79,215	270,620	258,690
Loss from operations	(67,604)	(11,934)	(119,694)	(52,405)
Interest and other (expense) income, net	(2,419)	(2,818)	(7,598)	(6,774)
Loss before income taxes	(70,023)	(14,752)	(127,292)	(59,179)
Provision for income taxes	(2,866)	(2,010)	(2,472)	(5,793)
Net loss	(72,889)	(16,762)	(129,764)	(64,972)
Less: net income attributable to noncontrolling interests	—	81	—	195
Net loss attributable to 3D Systems Corporation	$(72,889)	$(16,843)	$(129,764)	$(65,167)

Net loss per share available to 3D Systems Corporation common stockholders - basic and diluted	$(0.61)	$(0.15)	$(1.12)	$(0.57)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net loss	$(72,889)	$(16,762)	$(129,764)	$(64,972)
Other comprehensive income (loss), net of taxes:
Pension adjustments	(47)	91	130	207
Derivative financial instruments	11	(798)	(413)	(798)
Foreign currency translation	11,214	(8,101)	8,079	(6,854)
Total other comprehensive income (loss), net of taxes	11,178	(8,808)	7,796	(7,445)
Total comprehensive loss, net of taxes	(61,711)	(25,570)	(121,968)	(72,417)
Comprehensive income attributable to noncontrolling interests	—	60	—	128
Comprehensive loss attributable to 3D Systems Corporation	$(61,711)	$(25,630)	$(121,968)	$(72,545)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(129,764)	$(64,972)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	34,830	39,305
Stock-based compensation	16,621	19,221
Provision for inventory obsolescence and revaluation	10,894	—
Loss on hedge accounting de-designation	1,235	—
Provision for bad debts	1,039	1,152
Loss on the disposition of property, equipment and other assets	434	1,620
Provision for deferred income taxes	—	(1,346)
Impairment of goodwill and assets	54,072	1,728
Changes in operating accounts:
Accounts receivable	12,668	12,290
Inventories	(23,987)	6,481
Prepaid expenses and other current assets	(15,376)	(3,122)
Accounts payable	(9,166)	(12,885)
Deferred revenue and customer deposits	2,714	4,491
Accrued and other current liabilities	6,309	1,199
All other operating activities	4,828	4,922
Net cash (used in) provided by operating activities	(32,649)	10,084
Cash flows from investing activities:
Purchases of property and equipment	(11,015)	(18,265)
Proceeds from sale of assets	552	1,620
Purchase of noncontrolling interest	(12,500)	(2,500)
Other investing activities	504	(1,744)
Net cash used in investing activities	(22,459)	(20,889)
Cash flows from financing activities:
Proceeds from revolving credit facilities	20,000	—
Payments on revolving credit facilities	(20,000)	—
Proceeds from borrowings/long-term debt	—	100,000
Repayment of borrowings/long-term debt	(26,547)	(66,013)
Proceeds from issuance of common stock	25,003	—
Proceeds from inventory financing agreements	2,509	—
Payments related to net-share settlement of stock-based compensation	(5,034)	(3,029)
Other financing activities	296	(1,125)
Net cash (used in) provided by financing activities	(3,773)	29,833
Effect of exchange rate changes on cash, cash equivalents and restricted cash	526	(1,400)
Net (decrease) increase in cash, cash equivalents and restricted cash	(58,355)	17,628
Cash, cash equivalents and restricted cash at the beginning of the period (a)	134,617	110,919
Cash, cash equivalents and restricted cash at the end of the period (a)	$76,262	$128,547

Supplemental cash flow information
Cash interest payments	$1,836	$3,020
Cash income tax payments, net	$2,861	$8,984
Transfer of equipment from inventory to property and equipment, net (b)	$671	$2,861

Noncash financing activity
Purchase of noncontrolling interest (c)	$—	$(11,000)

(a)The amounts for cash and cash equivalents shown above include restricted cash of $998 and $931 as of September 30, 2020 and 2019, respectively, and $952 and $921 as of December 31, 2019, and 2018, respectively, which were included in Other assets, net, in the condensed consolidated balance sheets.
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

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Quarters Ended September 30, 2020 and 2019
	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
June 30, 2020	$124	$1,377,468	$(22,590)	$(850,584)	$(40,990)	$463,428	$—	$463,428
Issuance (repurchase) of stock	4	23,785	—	—	—	23,789	—	23,789
Stock-based compensation expense	—	3,012	—	—	—	3,012	—	3,012
Net income (loss)	—	—	—	(72,889)	—	(72,889)	—	(72,889)
Pension adjustment	—	—	—	—	(47)	(47)	—	(47)
Derivative financial instrument gain	—	—	—	—	11	11	—	11
Foreign currency translation adjustment	—	—	—	—	11,214	11,214	—	11,214
September 30, 2020	$128	$1,404,265	$(22,590)	$(923,473)	$(29,812)	$428,518	$—	$428,518

June 30, 2019	$120	$1,361,569	$(16,519)	$(771,025)	$(37,313)	$536,832	$(8,386)	$528,446
Issuance (repurchase) of stock	—	—	(2,082)	—	—	(2,082)	—	(2,082)
Stock-based compensation expense	—	5,629	—	—	—	5,629	—	5,629
Net income (loss)	—	—	—	(16,843)	—	(16,843)	81	(16,762)
Pension adjustment	—	—	—	—	91	91	—	91
Derivative financial instrument loss	—	—	—	—	(798)	(798)	—	(798)
Foreign currency translation adjustment	—	—	—	—	(8,080)	(8,080)	(21)	(8,101)
September 30, 2019	$120	$1,367,198	$(18,601)	$(787,868)	$(46,100)	$514,749	$(8,326)	$506,423

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Unaudited)

	Nine Months Ended September 30, 2020 and 2019
	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
December 31, 2019	$120	$1,371,564	$(18,769)	$(793,709)	$(37,047)	$522,159	$(8,263)	$513,896
Issuance (repurchase) of stock	8	23,782	(3,821)	—	—	19,969	—	19,969
Acquisition of non-controlling interest	—	(7,702)	—	—	(561)	(8,263)	8,263	—
Stock-based compensation expense	—	16,621	—	—	—	16,621	—	16,621
Net income (loss)	—	—	—	(129,764)	—	(129,764)	—	(129,764)
Pension adjustment	—	—	—	—	130	130	—	130
Derivative financial instrument loss	—	—	—	—	(1,648)	(1,648)	—	(1,648)
De-designation of derivative instrument	—	—	—	—	1,235	1,235	—	1,235
Foreign currency translation adjustment	—	—	—	—	8,079	8,079	—	8,079
September 30, 2020	$128	$1,404,265	$(22,590)	$(923,473)	$(29,812)	$428,518	$—	$428,518

December 31, 2018	$117	$1,355,503	$(15,572)	$(722,701)	$(38,978)	$578,369	$(2,382)	$575,987
Issuance (repurchase) of stock	3	—	(3,029)	—	—	(3,026)	—	(3,026)
Acquisition of non-controlling interest	—	(7,526)	—	—	256	(7,270)	(6,072)	(13,342)
Stock-based compensation expense	—	19,221	—	—	—	19,221	—	19,221
Net income (loss)	—	—	—	(65,167)	—	(65,167)	195	(64,972)
Pension adjustment	—	—	—	—	207	207	—	207
Derivative financial instrument loss	—	—	—	—	(798)	(798)	—	(798)
Foreign currency translation adjustment	—	—	—	—	(6,787)	(6,787)	(67)	(6,854)
September 30, 2019	$120	$1,367,198	$(18,601)	$(787,868)	$(46,100)	$514,749	$(8,326)	$506,423

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.

Our operations in North America and South America (collectively referred to as "Americas"), Europe and the Middle East (collectively referred to as "EMEA") and the Asia Pacific region ("APAC") expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. While the COVID-19 pandemic has impacted the Company’s reported results for the quarter and nine months ended September 30, 2020, we are unable to predict the longer-term impact that the pandemic may have on our business, results of operations, financial position or cash flows. The extent to which our operations may be impacted by the dynamic nature of the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the financial markets remain unknown.

As of September 30, 2020, we experienced a triggering event due to a drop in our stock price, which ultimately had been negatively impacted by the business environment as a result of the COVID-19 pandemic, and performed a quantitative analysis for potential impairment of our goodwill and long-lived asset balances. Based on available information and analysis as of September 30, 2020, we determined the carrying value of the EMEA reporting unit exceeded its fair value and recorded a non-cash goodwill impairment charge of $48,300. We determined the fair value of the Americas and APAC reporting units exceeded their carrying values and the carrying value of our long-lived assets is recoverable for all reporting units.

Fair value was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value, and a market approach. The valuation methodology and underlying financial information included in the Company's determination of fair value required significant judgments by management. The principal assumptions used in the Company's discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which it operates. Under the market approach, the principal assumption included an estimate for a control premium.

All dollar amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), as revised in July 2018, which provides guidance regarding the measurement of credit losses for financial assets and certain other instruments that are not accounted for at fair value through net income, including trade and other receivables, debt securities, net investment in sales type and direct financing leases, and off-balance sheet credit exposures. The new guidance requires companies to replace the current incurred loss impairment methodology with a methodology that measures all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this guidance during the first quarter of 2020. The implementation did not have a material effect on our financial position or results of operations.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The Company adopted this guidance during the first quarter of 2020. The implementation did not have a material effect on our financial position or results of operations. We followed this guidance during our goodwill impairment analysis this quarter.

Accounting Standards Issued But Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application. This standard is effective for calendar-year public business entities in 2021 and interim periods within that year, and early adoption is permitted. We are currently not planning to early adopt and are in the process of evaluating the impact the new standard will have on our consolidated financial statements.

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

At September 30, 2020, we had $104,758 of outstanding performance obligations, comprised of deferred revenue, customer order backlog and customer deposits. We expect to recognize approximately 94 percent of our remaining performance obligations as revenue within the next twelve months, an additional 2 percent by the end of 2021 and the remaining balance thereafter.

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

Printers and certain other products include a warranty under which we provide maintenance for periods up to one year. For these initial product warranties, estimated costs are accrued at the time of the sale of the product. These cost estimates are established using historical information based on the nature, frequency and average cost of claims for each type of printer or other product as well as assumptions about future activity and events. Revisions to expense accruals are made as necessary based on changes in these historical and future factors.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer deposits and deferred revenues (contract liabilities) on the condensed consolidated balance sheets. Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized at the time of invoicing, or unbilled receivables when revenue is recognized prior to invoicing. For most of our contracts, customers are invoiced when products are shipped or when services are performed resulting in billed accounts receivables for the remainder of the owed contract price. Unbilled receivables generally result from items being shipped where the customer has not been charged, but for which revenue had been recognized. In our on demand manufacturing business, customers may be required to pay in full before work begins on their orders, resulting in customer deposits. We typically bill in advance for installation, training and maintenance contracts as well as extended warranties, resulting in deferred revenue. Changes in contract asset and liability balances were not materially impacted by any other factors for the period ended September 30, 2020.

Through September 30, 2020, we recognized revenue of $27,041 related to our contract liabilities at December 31, 2019.

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

Components of lease cost (income) were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$3,014	$3,646	$9,020	$11,110
Loss due to remeasurement	1,627	—	1,627	—
Finance lease cost - amortization expense	241	174	681	592
Finance lease cost - interest expense	167	114	495	344
Short-term lease cost	52	30	105	80
Variable lease cost	205	102	498	137
Sublease income	(155)	(33)	(459)	(33)
Total	$5,151	$4,033	$11,967	$12,230

Balance sheet classifications at September 30, 2020 and December 31, 2019 are summarized below:

	2020			2019
(in thousands)	Right of use assets	Current right of use liabilities	Long-term right of use liabilities	Right of use assets	Current right of use liabilities	Long-term right of use liabilities
Operating Leases	$36,391	$8,463	$34,398	$28,571	$9,231	$24,835
Finance Leases	7,975	968	10,123	8,319	338	10,567
Total	$44,366	$9,431	$44,521	$36,890	$9,569	$35,402

On September 1, 2020, we closed two facilities in connection with our restructuring plan. These facilities occupied leased office space that terminates in 2024. In conjunction with these closings, we recorded impairment charges totaling $1,627 related to our ROU assets and impairment charges totaling $1,953 related to leasehold improvements.

Our future minimum lease payments as of September 30, 2020 under operating lease and finance leases, with initial or remaining lease terms in excess of one year, were as follows:

	September 30, 2020
(in thousands)	Operating Leases	Finance Leases
Years ending September 30:
2021	$10,640	$1,671
2022	8,846	1,630
2023	7,162	1,622
2024	6,308	1,534
2025	4,552	1,427
Thereafter	15,511	6,881
Total lease payments	53,019	14,765
Less: imputed interest	(10,158)	(3,674)
Present value of lease liabilities	$42,861	$11,091

Supplemental cash flow information related to our operating leases for the periods ending September 30, 2020 and September 30, 2019 were as follows:

(in thousands)	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$9,654	$11,657
Operating cash outflow from finance leases	$493	$343
Financing cash outflow from finance leases	$186	$513

Weighted-average remaining lease terms and discount rate for our operating leases for the period ending September 30, 2020, were as follows:

	September 30, 2020
	Operating	Financing
Weighted-average remaining lease term	6.1 years	9.8 years
Weighted-average discount rate	6.26%	5.97%

(4) Inventories

Components of inventories at September 30, 2020 and December 31, 2019 are summarized as follows:

(in thousands)	September 30, 2020	December 31, 2019
Raw materials	$40,371	$42,066
Work in process	8,584	5,496
Finished goods and parts	77,927	63,544
Inventories	$126,882	$111,106

We record a reserve to the carrying value of our inventory to reflect the rapid technological change in our industry that impacts the market for our products. The inventory reserve was $18,222 and $12,812 as of September 30, 2020 and December 31, 2019, respectively.

In June 2020, as part of our assessment of prospective sales and evaluation of inventory, we determined the end-of-life for certain product lines. The end-of-life determination for these products reflects management's plans to focus our resources that are better aligned with our new strategic focus, as further discussed in Note 15. As a result, for the nine months ended September 30, 2020, we recorded a charge of $10,894 to products costs of sales, primarily attributable to inventory, accessories and inventory commitments for these products. We have ceased production for these items.

(5) Intangible Assets

Intangible assets, net, other than goodwill, at September 30, 2020 and December 31, 2019 are summarized as follows:

	2020			2019
(in thousands)	Gross (a)	Accumulated Amortization	Net	Gross (a)	Accumulated Amortization	Net	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Customer relationships	$106,098	$(86,068)	$20,030	$103,661	$(77,021)	$26,640	4
Acquired technology	54,795	(53,329)	1,466	54,378	(51,875)	2,503	1
Trade names	23,754	(20,224)	3,530	23,907	(19,133)	4,774	4
Patent costs	19,112	(10,345)	8,767	11,760	(9,535)	2,225	15
Trade secrets	19,857	(17,535)	2,322	19,494	(15,714)	3,780	2
Acquired patents	16,266	(15,498)	768	16,215	(14,706)	1,509	7
Other	19,707	(19,702)	5	26,256	(19,349)	6,907	1
Total intangible assets	$259,589	$(222,701)	$36,888	$255,671	$(207,333)	$48,338	5

(a) Change in gross carrying amounts consists primarily of charges for license and patent costs and foreign currency translation.

Amortization expense related to intangible assets was $4,260 and $12,806 for the quarter and nine months ended September 30, 2020, respectively, compared to $5,287 and $16,525 for the quarter and nine months ended September 30, 2019, respectively.

(6) Accrued and Other Liabilities

Accrued liabilities at September 30, 2020 and December 31, 2019 are summarized as follows:

(in thousands)	2020	2019
Compensation and benefits	$27,148	$21,139
Vendor accruals	11,466	9,734
Accrued taxes	14,927	9,840
Accrued other	7,146	4,223
Product warranty liability	2,142	2,908
Arbitration awards	—	2,256
Accrued professional fees	2,700	1,545
Royalties payable	1,220	1,450
Payable to owners of redeemable noncontrolling interests	—	10,000
Total	$66,749	$63,095

Other liabilities at September 30, 2020 and December 31, 2019 are summarized as follows:

(in thousands)	2020	2019
Long-term employee indemnity	$13,846	$14,408
Long-term tax liability	10,999	5,011
Defined benefit pension obligation	10,770	10,357
Long-term deferred revenue	5,986	7,370
Other long-term liabilities	7,289	8,662
Total	$48,890	$45,808

(7) Borrowings

Credit Facility

We hold a 5-year $100,000 senior secured term loan facility (the “Term Facility”) and a 5-year $100,000 senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facility”) to support working capital and general corporate purposes. The Senior Credit Facility is guaranteed by certain of our subsidiaries. The guarantors guarantee, among other things, all our obligations and each other guarantor's obligations under the Senior Credit Facility. From time to time, we may be required to cause additional domestic subsidiaries to become guarantors under the Senior Credit Facility. The Senior Credit Facility is scheduled to mature on February 26, 2024, at which time all amounts outstanding thereunder will be due and payable. However, the maturity date of the Revolving Facility may be extended at our election with the consent of the lenders subject to the terms set forth in the Senior Credit Facility. The Senior Credit Facility contains customary covenants, some of which require us to maintain certain financial ratios that determine the amounts available and terms of borrowings and events of default. We were in compliance with all covenants at September 30, 2020.

The payment of dividends on our common stock is restricted under provisions of the Senior Credit Facility, which limits the amount of cash dividends that we may pay in any one fiscal year to $30,000. We currently do not pay, and have not paid, any dividends on our common stock, and currently intend to retain any future earnings for use in our business.

Borrowings under the Senior Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At September 30, 2020, our floating interest rate was 1.9%. Subject to certain terms and conditions contained in the Revolving Facility, we have the right to request up to four increases to the amount of the Revolving Facility in an aggregate amount not to exceed $100,000. As of September 30, 2020, there was $10,000 of outstanding letters of credit and $30,601 of available borrowings under the Revolving Facility.

We had a balance of $21,685 outstanding on the Term Facility at September 30, 2020, with $1,758 in principal payments due in the next twelve months.

As a result of the Term Facility, we have exposure to floating interest rates. To manage interest expense, we entered into a floating to fixed interest rate swap to reduce exposure to changes in floating interest rates on the Term Facility. The interest rate swap at September 30, 2020 had a notional value of $15,000 and will expire on February 26, 2024, concurrent with the Term Facility. The notional value will decline over the term of the interest rate swap as amortization payments reduce the principal amount of the Term Facility. As a result of the interest rate swap, the percentage of total principal debt (excluding capital leases) that is subject to floating interest rates is approximately 31%. Due to an amendment to the swap on June 30, 2020, the swap is no longer designated as a cash flow hedge for accounting treatment purposes. See Note 8 for additional information.

On October 9, 2020, we amended the Senior Credit Facility eliminating the $50,000 cap on the sale, transfer or lease of assets, in one or more transactions in any fiscal year, while the $200,000 cap during the life of the agreement remained intact. In addition we modified the terms of LIBOR replacement when that benchmark is no longer available.

(8) Hedging Activities and Financial Instruments

Interest Rate Swap Contract

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

On June 30, 2020, we executed an amendment to the swap which reduced the notional amount to $15,000 and resulted in the de-designation as a cash flow hedge. The reduction required a mark-to-market settlement of $1,253 paid in July 2020. Amounts previously recognized in Accumulated Other Comprehensive Loss ("AOCL") of $1,235 were released and reclassified into “Interest and other expense, net” on the accompanying condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2020. Subsequent to June 2020, changes in the swap’s fair value are recognized currently in earnings and included in the line item “Interest and other expense, net” and the remaining $731 in AOCL as of September 30, 2020 will be amortized to “Interest and other expense, net” when those future cash flows are expected to occur.

The notional amount and fair value of the derivative on our balance sheet at September 30, 2020 and December 31, 2019 were as follows:

(in thousands)	Balance Sheet location	Notional amount	Fair value
September 30, 2020
Interest rate swap contract	Other liabilities	$15,000	$(774)
December 31, 2019
Interest rate swap contract	Other liabilities	$40,000	$(318)

Except as noted above, amounts released from AOCL and reclassified into “Interest and other expense, net” did not have a material impact on our condensed consolidated statements of operations and comprehensive loss for the quarters and nine months ended September 30, 2020 and 2019. The net amount of AOCL expected to be reclassified to losses in the next 12 months is approximately $59.

Foreign Currency Contracts

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

We had $98,965 and $102,407 in notional foreign exchange contracts outstanding as of September 30, 2020 and December 31, 2019, respectively. The fair values of these contracts were not material.

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

(9) Inventory Financing Agreements

On December 1, 2018 and January 17, 2020, we entered into a Manufacturing Services Agreement and Amendment One to Manufacturing Services Agreement (together, the "Agreement"), with an assembling manufacturer to produce products on behalf of 3D Systems Corporation. During the quarter ended March 31, 2020, as part of the Agreement, we sold $12,100 of inventory to the assembling manufacturer that we have an obligation to repurchase. At September 30, 2020, our obligation to repurchase inventory, included in "Accrued and other liabilities" on our condensed consolidated balance sheets, was $712, relating to the initial sale of inventory to the assembly manufacturer and adjusted for transactions. The inventory sold consisted of raw materials, packaging materials and consumables representing stock on hand related to certain product families for which the manufacturing has been outsourced to the assembling manufacturer. Although the assembling manufacturer holds legal title, we account for the inventory similar to a product financing arrangement; therefore, the inventories sold to the assembling manufacturer will continue to be included in "Inventories" on our condensed consolidated balance sheets until processed into finished goods and sold back to us. At September 30, 2020, inventory held at assemblers was $4,270.

Additionally, as part of the Agreement, we have a commitment to purchase certain materials and supplies that the assembling manufacturer purchased from third parties. At September 30, 2020, we had a commitment of $3,004 with the assembling manufacturer.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator for basic and diluted net loss per share:
Net loss attributable to 3D Systems Corporation	$(72,889)	$(16,843)	$(129,764)	$(65,167)

Denominator for basic and diluted net loss per share:
Weighted average shares	118,527	114,053	116,216	113,587

Net loss per share - basic and diluted	$(0.61)	$(0.15)	$(1.12)	$(0.57)

On August 5, 2020, we entered into an Equity Distribution Agreement for an At-The-Market equity offering program (“ATM Program”) where we may issue and sell, from time to time, shares of our common stock. Our ATM Program allows for an aggregate gross sales price of up to a total of $150,000, depending upon market conditions and our liquidity requirements, through Truist Securities, Inc. and HSBC Securities (USA) Inc. For the three months ended September 30, 2020, we sold 4,616 shares of our common stock under our ATM Program for net proceeds of $24,965, net of $548 in fees, commissions and other costs. As of September 30, 2020, we had $124,487 in availability remaining under the ATM Program.

For the quarters and nine months ended September 30, 2020 and 2019, the effect of dilutive securities, including non-vested stock options and restricted stock awards/units, was excluded from the denominator for the calculation of diluted net loss per share because we recognized a net loss for the period and their inclusion would be anti-dilutive. Dilutive securities excluded for the quarter and nine months ended September 30, 2020 were 4,453 compared to 5,786 for the quarter and nine months ended September 30, 2019, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2020
(in thousands)	Level 1	Level 2	Total
Description
Cash equivalents (a)	$196	$—	$196
Israeli severance funds (b)	$—	$7,455	$7,455
Derivative financial instruments(c)	$—	$(774)	$(774)

	Fair Value Measurements as of December 31, 2019
(in thousands)	Level 1	Level 2	Total
Description
Cash equivalents (a)	$20,869	$—	$20,869
Israeli severance funds (b)	$—	$7,449	$7,449
Derivative financial instruments (c)	$—	$(318)	$(318)

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

We did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the quarter and nine months ended September 30, 2020.

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

(12) Income Taxes

We maintain the exception under ASC 740-270-30-36(b), "Accounting for Income Taxes", for jurisdictions that do not have reliable estimates of ordinary income due to the volatility in the industry. Based on the increased global financial uncertainty due to the COVID-19 pandemic and continued volatility in the industry, we have continued to use a year-to-date methodology in determining the quarterly effective tax rate for the quarter and nine months ended September 30, 2020.

For the quarter and nine months ended September 30, 2020, the Company's effective tax rate was (4.1)% and (1.9)%, respectively. For the quarter and nine months ended September 30, 2019, the Company's effective tax rate was (13.6)% and (9.8)%, respectively. The difference between the statutory tax rate and the effective tax rate for the quarter and nine months ended September 30, 2020 is comprised of the foreign rate differential between the U.S. tax rate and foreign tax rates, impairment of non-deductible goodwill, and the change in U.S. tax law allowing for the carryback of certain U.S. net operating losses ("NOLs") as explained in the subsequent paragraph, and the presence of a full valuation allowance in various jurisdictions. The effective tax rate for the quarter and nine months ended September 30, 2019 differs from the statutory tax rate due to withholding tax expense, reduction of a liability for uncertain tax positions, the foreign rate differential between the U.S. tax rate and foreign tax rates, and the presence of a full valuation allowance in various jurisdictions.

In response to the global pandemic resulting from COVID-19, the U.S. government enacted tax legislation on March 27, 2020 under the Coronavirus Aid Relief, and Economic Security Act ("CARES Act"). This legislation allows us to carryback NOLs generated in the 2018 and 2019 tax years up to five years. A tax receivable was recorded during the first quarter for the anticipated carryback in the amount of $8.9 million. We also recorded the associated tax benefit of $3.2 million, which is net of recorded uncertain tax positions of $5.7 million. During the second quarter, these NOLs were carried back to the 2013 and 2014 tax years and a refund was requested for cash taxes paid. As of the close of the third quarter, approximately $2.5 million has been received by the Company thus far.

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

On September 13, 2018, the Hawaii district court entered its Amended Judgment in a Civil Case, awarding us a final amended judgment of $2,182. On September 19, 2018, Barranco filed an Amended Notice of Appeal. On January 13, 2019, Barranco filed Appellant’s Opening Brief in the Ninth Circuit. On March 15, 2019, we filed our Answering Brief. On April 14, 2019, Barranco filed his Reply Brief. Oral Arguments took place on October 24, 2019. On March 12, 2020, the Ninth Circuit affirmed the district court’s evidentiary rulings and reversed and vacated the monetary judgment in our favor on our breach of contract counterclaim. The formal mandate was issued on April 17, 2020. On April 20, Barranco filed a Motion to Recall and Amend Mandate to Conform with Rule 37(b) in the Ninth Circuit. We filed an opposition brief on April 28 and the Ninth Circuit denied Barranco’s motion the same day. On April 21, 2020, the district court issued a Minute Order regarding issues on remand from the Ninth Circuit. The district court directed the parties to file simultaneous initial briefs on May 21 addressing what relief we are entitled to receive in light of the Ninth Circuit’s opinion. Both parties filed responsive briefs in June 2020. On August 31, 2020, the Court issued its decision regarding post-remand issues, which determined that no further proceedings were warranted on remand and ordered the case closed. Thereafter, the parties agreed to resolve the matter and reconcile the amount setoff for the Amended Judgment to reflect the award vacated by the Ninth Circuit and to resolve any and all remaining claims between the parties. The Court entered the Stipulation of Dismissal With Prejudice of All Claims Against All Parties on October 22, 2020 and closed the case.

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

On June 8, 2018 and thereafter, we submitted voluntary disclosures to BIS and DDTC identifying numerous potentially unauthorized exports of technical data. As part of our ongoing review of trade compliance risks and our cooperation with the government, on November 20, 2019, we submitted to the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) an initial notice of voluntary disclosure regarding potential violations of economic sanctions related to Iran. We continued to investigate this issue and filed a final disclosure with OFAC on May 20, 2020. We have and will continue to implement compliance enhancements to our export controls, trade sanctions, and government contracting compliance program to address the issues identified through our ongoing internal investigation and will cooperate with DDTC and BIS, as well as the U.S. Departments of Justice, Defense, Homeland Security and Treasury in their ongoing reviews of these matters. In connection with these ongoing reviews, in August 2020, the Company received two federal grand jury subpoenas issued by the U.S. District Court for the Northern District of Texas. The Company responded to these two subpoenas and will continue to fully cooperate with the U.S. Department of Justice in the related investigation.

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

(14) Noncontrolling Interests

As of September 30, 2020, we owned 100% of the capital and voting rights of Robtec, a service bureau and distributor of 3D printing and scanning products in Brazil. Approximately 70% of the capital and voting rights of Robtec were acquired on November 25, 2014. On January 7, 2020, we made a payment equal to the redemption price of $10,000 and acquired the remaining 30% of the capital and voting rights.

(15) Restructuring and Exit Activity Costs

On August 5, 2020, we announced, in connection with the new strategic focus and organizational realignment, a restructuring plan intended to align our operating costs with current revenue levels and better position the Company for future sustainable and profitable growth. The restructuring plan includes a reduction of nearly 20% of our workforce, with the majority of the workforce reduction expected to be completed by December 31, 2020. We expect that the restructuring plan, in conjunction with other cost reduction measures, will reduce our annualized costs by approximately $100,000 by the end of December 31, 2021. Cost reduction efforts include reducing the number of facilities and examining every aspect of our manufacturing and operating costs. We will incur cash charges for severance, facility closing and other costs, primarily in the second half of this year. We may incur additional charges in 2021 as we finalize all the actions to be taken. Non-cash charges related to these actions are expected to be $7,600 and are included in facility closing costs. We are also evaluating the divestiture of parts of the business that do not align with this strategic focus. See Note 16.

In connection with the restructuring plan, we recorded pre-tax costs during the quarter and nine months ended September 30, 2020, included within Selling, general and administrative in the condensed consolidated income statement, and expect to incur total costs as follows:

	Total Costs Expected to be Incurred	Costs Incurred during quarter and nine months ended September 30, 2020
Severance, termination benefits and other employee costs	$21,100	$8,237
Facility closing costs	7,600	3,621
Other costs	3,700	—
Total	$32,400	$11,858

The liabilities at September 30, 2020 related to these costs were principally recorded in accrued expenses in the condensed consolidated balance sheets and were as follows:

	Liability at December 31, 2019	Costs Incurred during 2020	Costs Paid During 2020	Non-cash adjustments	Liability at September 30, 2020
Severance, termination benefits and other employee costs	$—	$8,237	$(3,699)	$—	$4,538
Facility closing costs	—	3,621	—	(3,621)	—
Other costs	—	—	—	—	—
Total	$—	$11,858	$(3,699)	$(3,621)	$4,538

(16) Subsequent Events

For information on subsequent events related to borrowings, see Note 7.

On November 2, 2020 we entered into an agreement with ST Acquisition Co., an affiliate of Battery Ventures, to sell 100% of the equity interests of Cimatron Ltd., the subsidiary that operates our Cimatron integrated CAD/CAM software for tooling business and its GibbsCAM CNC programming software business, for an aggregate transaction value of approximately $65,000. This transaction is expected to close during the fourth quarter of 2020, contingent upon satisfaction of customary closing conditions.

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

As of September 30, 2020, we experienced a triggering event due to a drop in our stock price, which ultimately had been negatively impacted by the business environment as a result of the COVID-19 pandemic, and performed a quantitative analysis for potential impairment of our goodwill or long-lived asset balances. Based on available information and analysis as of September 30, 2020, we determined the carrying value of the EMEA reporting unit exceeded its fair value and recorded a non-cash goodwill impairment charge of $48.3 million. We determined the fair value of the Americas and APAC reporting units exceeded their carrying values and the carrying value of our long-lived assets is recoverable for all reporting units. See Note 1 for additional discussion.

COVID-19 Pandemic Response

As we continue to closely monitor the COVID-19 pandemic, our top priority remains the health and safety of our employees and their families and communities. Our Crisis Response Steering Committee regularly reviews and adapts our protocols based on evolving research and guidance related to the virus. While essential operations continue, we have restricted travel and meetings, published pertinent information, and adapted to a world where many in our workforce are remote and those coming on-site are following new safety measures. We have a multi-phase plan to return to working on-site, and remain committed to protecting our employees, delivering for our customers and supporting our communities.

Our Employees

Since the start of the pandemic, employees who are necessary to our facilities’ operations have continued to work on-site. The additional safety measures and practices we put in place during the first quarter of 2020 to protect these employees, including maintaining physical distancing, utilizing enhanced cleaning protocols and usage of personal protective equipment, continue to be implemented subject to each location’s return on-site processes. Our plan for returning the remainder of our workforce to work on-site involves multiple phases that gradually allow additional workers to return while practicing social distancing and other safety measures. This plan considers the varying needs of each location and site and depends on local government regulations, community case trends, and recommendations from public health organizations.

Our New Strategic Focus, Restructuring and Liquidity

While no company is immune to global economic challenges, our business portfolio is well-balanced across end markets and geographies and includes a high degree of businesses serving critical sectors such as healthcare, aerospace and durable goods. In May 2020, a new CEO and President, Dr. Jeffrey Graves, was hired. Dr. Graves completed his initial assessment of the Company and on August 5, 2020, a new strategic focus (outlined in the Business Overview) and reorganization was announced and, to align our cost structure to the current level of revenues, a restructuring plan was also announced. We expect the restructuring effort, when complete and in conjunction with other cost reduction measures, to reduce annualized costs by approximately $100 million by the end of 2021. This should enable us to be profitable at current revenue levels and be well positioned to leverage the sales growth as it returns. Other cost reduction efforts include reducing the number of facilities and examining every aspect of our manufacturing and operating costs. We estimate to incur total cash charges in the range of $25 to $30 million for severance, facility closings and other costs in accomplishing these efforts. We have already incurred restructuring charges in the third quarter of 2020 and expect to incur much of the remaining charges prior to the end of 2020, though we may incur additional charges in 2021 as we finalize all the actions to be taken. We are also evaluating the divestiture of parts of the business that do not align with this strategic focus. See Note 15 and Note 16 for additional discussion.

To provide additional financial flexibility while executing our restructuring plan, on August 5, 2020, we entered into an Equity Distribution Agreement for an At-The-Market equity offering program ("ATM Program") where we may issue and sell, from time to time, shares of our common stock. Our ATM Program allows for an aggregate gross sales price of up to a total of $150.0 million, depending upon market conditions and our liquidity requirements, through Truist Securities, Inc. (“Truist Securities”) and HSBC Securities (USA) Inc. (“HSBC,” and together with Truist Securities, the “Sales Agents”). For the quarter ended September 30, 2020, we sold 4,616 shares of our common stock under our ATM Program for net proceeds of $25.0 million, net of $0.5 million in fees, commissions and other costs. As of September 30, 2020, we have $124.5 million in availability remaining under the ATM Program. Based on projected cash flows, the results of our cost savings initiatives, availability under our Revolving Facility, and potential divestitures (see Note 16), we do not anticipate issuing shares under the ATM Program during the fourth quarter of 2020.

We believe our balance sheet is well positioned and had cash on hand of $75.3 million and total debt of $21.7 million at September 30, 2020. We had a $100 million unused revolving credit facility with approximately $30.6 million of availability at September 30, 2020, based on the terms of the agreement. Additionally, our ATM Program may be used as a source of additional liquidity, if needed. In the second and third quarters of 2020, we began reducing our cost structure by focusing on cost of sales and operating expenses to drive future profitability. We implemented an employee furlough program, executive and Board pay reductions, reduced our hiring and lowered travel expenses. We also implemented a restructuring plan, which included workforce reductions and facility closings. We believe these actions and our current financial position will enable us to handle the near-term impacts of the current economic uncertainty as well as position us for future profitable growth.

Looking Forward

Our operations in Americas, EMEA and APAC expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. While the COVID-19 pandemic has impacted our reported results for the quarter and nine months ended September 30, 2020, we are unable to predict the longer-term impact that the pandemic may have on our business, results of operations, financial position or cash flows. The extent to which our operations may be impacted by the dynamic nature of the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the financial markets remain unknown. Additional information regarding COVID-19 risk appears in Part II, Item 1A, “Risk Factors” of the Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Summary of Third Quarter 2020 Financial Results

Total consolidated revenue for the third quarter of 2020 decreased 13.0% compared to the same period last year. The lower demand was across all products and services and due primarily to the COVID-19 pandemic, as many customers were on a significantly reduced level of activity. Total consolidated revenue for the third quarter of 2020 increased 20.6% compared to the second quarter of 2020 as customer activity levels increased. Revenue from Healthcare increased 6.1% to $59.8 million, compared to the same period last year, driven by stronger sales to the dental market. Industrial sales decreased 23.8% to $75.3 million, compared to the same period last year; decreases were in all products and services across all geographies.

Gross profit for the quarter ended September 30, 2020 decreased by 12.9%, or $8.7 million, to $58.6 million, compared to $67.3 million for the quarter ended September 30, 2019. Gross profit margin for the quarters ended September 30, 2020 and September 30, 2019 was 43.4% and 43.3%, respectively. The decrease in gross profit was primarily due to lower sales volumes resulting from COVID-19, as many of our customers were on a significantly reduced level of activity.

Operating expenses for the quarter ended September 30, 2020 increased by 59.4%, or $47.0 million, to $126.2 million, compared to $79.2 million for the quarter ended September 30, 2019. Excluding our goodwill impairment charge, operating expenses for the quarter ended September 30, 2020 decreased by 1.6%, or $1.3 million, to $77.9 million, compared to $79.2 million for the quarter ended September 30, 2019. Selling, general and administrative expenses for the quarter ended September 30, 2020 increased by 1.4%, or $0.8 million, to $59.1 million, compared to $58.3 million for the quarter ended September 30, 2019. Research and development expenses for the quarter ended September 30, 2020 decreased by 9.9%, or $2.1 million, to $18.9 million, compared to $20.9 million for the quarter ended September 30, 2019. For the quarter ended September 30, 2020, we recorded a non-cash goodwill impairment charge of $48.3 million. See Note 1 for additional discussion. No similar charge was recorded in the prior year. Excluding the goodwill impairment charge, our lower operating expenses reflect reduced hiring and lower travel expenses incurred in the current year, resulting from the COVID-19 pandemic, as well as savings achieved in the current year from cost restructuring activities, including personnel and marketing activities, originating in 2019; partially offset by costs associated with restructuring efforts including employee severance and facility closings and related impairment charges.

Our operating loss for the quarter ended September 30, 2020 was $67.6 million, compared to an operating loss of $11.9 million for the quarter ended September 30, 2019. The higher loss was predominantly due to the non-cash goodwill impairment charge of $48.3 million recorded in the current quarter. See Note 1 for additional discussion.

For the nine months ended September 30, 2020, we used $32.6 million of cash from operations, primarily driven by the increase in inventories. For the nine months ended September 30, 2019, we generated $10.1 million of cash from operations. In total, our unrestricted cash balance at September 30, 2020 and December 31, 2019, was $75.3 million and $133.7 million, respectively. The lower cash balance primarily resulted from $32.6 million for operations, $26.5 million for repayments of debt, $12.5 million for payments to purchase noncontrolling interests and $11.0 million for capital expenditures, offset by net proceeds of $25.0 million from third quarter common stock issuances under our ATM Program.

Results of Operations

Revenue

Current year revenue has been greatly impacted by COVID-19, most severely toward the end of the first quarter and into the second quarter, as many of our customers were shutdown or on a significantly reduced level of activity. The third quarter has experienced some return in activity, though levels remain lower than that of prior year. Excluding impacts due to the pandemic, due to the relatively high price of certain 3D printers and a corresponding lengthy selling cycle as well as relatively low unit volume of the higher priced printers in any particular period, a shift in the timing and concentration of orders and shipments from one period to another can affect reported revenue in any given period.

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

The following tables set forth the change in revenue for the quarters and nine months ended September 30, 2020 and 2019.

Table 1

(Dollars in thousands)	Products		Services		Total
Revenue — third quarter 2019	$94,506	60.9%	$60,766	39.1%	$155,272	100.0%
Change in revenue:
Volume	(19,342)	(20.5)%	(3,903)	(6.4)%	(23,245)	(15.0)%
Price/Mix	540	0.6%	1	—%	541	0.3%
Foreign currency translation	1,563	1.7%	1,016	1.7%	2,579	1.7%
Net change	(17,239)	(18.2)%	(2,886)	(4.7)%	(20,125)	(13.0)%
Revenue — third quarter 2020	$77,267	57.2%	$57,880	42.8%	$135,147	100.0%

Consolidated revenue decreased 13.0%, predominantly due to lower products volume, driven by decreased sales of printers and lower on demand volume, partially offset by the favorable impact of foreign currency. The lower demand was due to COVID-19, as many of our customers were on a significantly reduced level of activity. For the quarters ended September 30, 2020 and 2019, revenue from printers contributed $21.7 million and $30.4 million, respectively. Software revenue included in the products category contributed $10.2 million and $13.3 million for the quarters ended September 30, 2020 and 2019, respectively. Materials revenue included in the products category contributed $39.0 million and $41.4 million for the quarters ended September 30, 2020 and 2019, respectively.

Revenue from services decreased 4.7%, or $2.9 million, as compared to the third quarter of 2019. The decrease was primarily comprised of a 19.0%, or $4.4 million, decline in our on demand manufacturing services, partially offset by an increase in services on printers and simulators, software maintenance and healthcare services.

For the quarters ended September 30, 2020 and 2019, revenue from operations outside the U.S. was 50.9% and 51.3% of total revenue, respectively.

Table 2

(Dollars in thousands)	Products		Services		Total
Revenue — nine months 2019	$280,611	60.4%	$183,913	39.6%	$464,524	100.0%
Change in revenue:
Volume	(64,437)	(23.0)%	(19,295)	(10.5)%	(83,732)	(18.0)%
Price/Mix	836	0.3%	1	—%	837	0.2%
Foreign currency translation	562	0.2%	(279)	(0.2)%	283	0.1%
Net change	(63,039)	(22.5)%	(19,573)	(10.6)%	(82,612)	(17.8)%
Revenue — nine months 2020	$217,572	57.0%	$164,340	43.0%	$381,912	100.0%

Consolidated revenue decreased 17.8%, predominantly due to lower products volume, driven by decreased sales of printers and corresponding materials and lower on demand volume. The lower demand was due to COVID-19, as many of our customers were shutdown or on a significantly reduced level of activity starting in the latter part of the first quarter. For the nine months ended September 30, 2020 and 2019, revenue from printers contributed $58.1 million and $90.3 million, respectively. Software revenue included in the products category contributed $31.0 million and $39.2 million for the nine months ended September 30, 2020 and 2019, respectively. Materials revenue included in the products category contributed $109.0 million and $124.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Revenue from services decreased 10.6%, or $19.6 million, as compared to the nine months ended 2019. The decrease was primarily comprised of a 21.2%, or $14.8 million, decline in our on demand manufacturing services. The remaining decrease resulted from maintenance contracts and services on printers and simulators, software maintenance and healthcare services.

Gross profit and gross profit margins

The following tables set forth gross profit and gross profit margins for the quarters and nine months ended September 30, 2020 and 2019.

Table 3

	Quarter Ended September 30,
	2020		2019		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$28,257	36.6%	$36,462	38.6%	$(8,205)	(22.5)%	(2.0)	(5.2)%
Services	30,370	52.5%	30,819	50.7%	(449)	(1.5)%	1.8	3.6%
Total	$58,627	43.4%	$67,281	43.3%	$(8,654)	(12.9)%	0.1	0.2%

The decrease in total consolidated gross profit is predominantly due to the lower sales volume as previously discussed. Products gross profit decreased primarily due to the under absorption of supply chain overhead, resulting from lower production.

Table 4

	Nine Months Ended September 30,
	2020		2019		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$67,177	30.9%	$113,802	40.6%	$(46,625)	(41.0)%	(9.7)	(23.9)%
Services	83,749	51.0%	92,483	50.3%	(8,734)	(9.4)%	0.7	1.4%
Total	$150,926	39.5%	$206,285	44.4%	$(55,359)	(26.8)%	(4.9)	(11.0)%

The decrease in total consolidated gross profit is predominantly due to the lower sales volume as previously discussed, as well as an end-of-life inventory charge of $10.9 million. Excluding the end-of-life inventory charge, total gross profit margin would have been 42.4%. See Note 4 for additional discussion.

Products gross profit decreased primarily due to an end-of-life inventory charge of $10.9 million as well as the under absorption of supply chain overhead, resulting from lower production. Excluding the end-of-life inventory charge, products gross profit margin would have been 35.9%. See Note 4 for additional discussion.

Operating expenses

The following tables set forth the components of operating expenses for the quarters and nine months ended September 30, 2020 and 2019.

Table 5

	Quarter Ended September 30,
	2020		2019		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$59,065	43.7%	$58,275	37.5%	$790	1.4%
Research and development expenses	18,866	14.0%	20,940	13.5%	(2,074)	(9.9)%
Impairment of goodwill	48,300	35.7%	—	—%	48,300	100.0%
Total operating expenses	$126,231	93.4%	$79,215	51.0%	$47,016	59.4%

Selling, general and administrative expenses increased slightly due to restructuring efforts, predominantly employee severance and facility closings, and related impairment charges. See Note 15 for additional discussion regarding restructuring charges. See Note 3 for additional discussion regarding facility closings and related impairment charges. These costs were partially offset by reduced hiring and lower travel expenses incurred in the current year, resulting from the COVID-19 pandemic, as well as savings achieved in the current year from cost restructuring activities, including personnel and marketing activities, originating in 2019.

Research and development expenses decreased due to current year savings achieved from cost restructuring activities, including personnel reductions, originating in 2019, as well as lower overall program spend.

For the quarter ended September 30, 2020, we recorded a non-cash goodwill impairment charge of $48.3 million, related to the EMEA reporting unit, that was ultimately due to the negative impact of the business environment as a result of the COVID-19 pandemic. See Note 1 for additional discussion.

Table 6

	Nine Months Ended September 30,
	2020		2019		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$167,213	43.8%	$195,036	42.0%	$(27,823)	(14.3)%
Research and development expenses	55,107	14.4%	63,654	13.7%	(8,547)	(13.4)%
Impairment of goodwill	48,300	12.6%	—	—%	48,300	100.0%
Total operating expenses	$270,620	70.9%	$258,690	55.7%	$11,930	4.6%

Selling, general and administrative expenses decreased due to an employee furlough program in the second quarter of 2020; reduced hiring and lower travel expenses incurred in the current year, resulting from the COVID-19 pandemic; savings achieved in the current year from cost restructuring activities, including personnel and marketing activities, originating in 2019; reduced litigation and legal fees incurred in the current year; and the run-out of certain intangible amortization. These savings were partially offset by restructuring efforts, predominantly employee severance and facility closings, and related impairment charges. See Note 15 for additional discussion regarding restructuring charges. See Note 3 for additional discussion regarding facility closings and related impairment charges.

Research and development expenses decreased due to an employee furlough program in the second quarter of 2020, current year savings achieved from cost restructuring activities, including personnel, originating in 2019, as well as lower overall program spend; partially offset by an increase in materials spend.

For the nine months ended September 30, 2020, we recorded a non-cash goodwill impairment charge of $48.3 million, related to the EMEA reporting unit, that was ultimately due to the negative impact of the business environment as a result of the COVID-19 pandemic. See Note 1 for additional discussion.

Loss from operations

The following table sets forth loss from operations for the quarters and nine months ended September 30, 2020 and 2019.

Table 7

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Loss from operations:	$(67,604)	$(11,934)	$(119,694)	$(52,405)

See “Revenue,” “Gross profit and gross profit margins” and “Operating expenses” above.

Interest and other (expense) income, net

The following table sets forth the components of interest and other (expense) income, net, for the quarters and nine months ended September 30, 2020 and 2019.

Table 8

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest and other (expense) income, net
Foreign exchange (loss) gain	$(601)	$(1,095)	$(1,584)	$(2,204)
Interest expense, net	(611)	(953)	(3,699)	(2,393)
Other (expense) income, net	(1,207)	(770)	(2,315)	(2,177)
Total interest and other (expense) income, net	$(2,419)	$(2,818)	$(7,598)	$(6,774)

Total interest and other (expense) income, net, for the quarter ended September 30, 2020 as compared to the quarter ended September 30, 2019 remained relatively flat.

Total interest and other (expense) income, net, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 resulted in a higher loss as amounts previously recognized in Accumulated Other Comprehensive Loss ("AOCL") were released in the second quarter of 2020 and reclassified to "Interest and other expense, net," as a result of the reduction in the interest rate swap. See Note 8 for additional discussion. For the nine months ended September 30, 2020 and 2019, losses on equity investments were recorded in both periods to "Other (expense) income, net".

Net loss attributable to 3D Systems

The following tables set forth the primary components of net loss attributable to 3D Systems for the quarters and nine months ended September 30, 2020 and 2019.

Table 9

	Quarter Ended September 30,
(Dollars in thousands)	2020	2019	Change
Loss from operations	$(67,604)	$(11,934)	$(55,670)
Other non-operating items:
Interest and other (expense) income, net	(2,419)	(2,818)	399
Provision for income taxes	(2,866)	(2,010)	(856)
Net loss	(72,889)	(16,762)	(56,127)
Less: net income attributable to noncontrolling interests	—	81	(81)
Net loss attributable to 3D Systems Corporation	$(72,889)	$(16,843)	$(56,046)

Weighted average shares, basic and diluted	118,527	114,053
Net loss per share - basic and diluted	$(0.61)	$(0.15)

Table 10

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	Change
Loss from operations	$(119,694)	$(52,405)	$(67,289)
Other non-operating items:
Interest and other (expense) income, net	(7,598)	(6,774)	(824)
Provision for income taxes	(2,472)	(5,793)	3,321
Net loss	(129,764)	(64,972)	(64,792)
Less: net income attributable to noncontrolling interests	—	195	(195)
Net loss attributable to 3D Systems Corporation	$(129,764)	$(65,167)	$(64,597)

Weighted average shares, basic and diluted	116,216	113,587
Net loss per share - basic and diluted	$(1.12)	$(0.57)

The increase in net loss for the quarter and nine months ended September 30, 2020, as compared to the quarter and nine months ended September 30, 2019, was primarily driven by an increase in loss from operations, which was impacted by a goodwill impairment charge of $48.3 million, restructuring charges of $11.9 million, and an end-of-life inventory charge of $10.9 million. See Note 1 for additional discussion regarding the goodwill impairment charge. See Note 4 for additional discussion regarding the end-of-life inventory charge. See Note 15 for additional discussion regarding the restructuring charges.

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

At September 30, 2020, we had cash on hand of $75.3 million and total debt of $21.7 million. We also had a $100 million unused revolving credit facility with approximately $30.6 million of availability, based on the terms of the agreement. Additionally, our ATM Program may be used as a source of additional liquidity, if needed. Cash on hand decreased $58.4 million since December 31, 2019. The uses of cash included $32.6 million for operations, $26.5 million for repayments of debt, $12.5 million for payments to purchase noncontrolling interests and $11.0 million for capital expenditures. The primary use of cash in operations related to our net loss as well was our inability to slow down our inventory levels fast enough earlier in the year, specifically for committed lead times with our contract manufacturers and suppliers due to COVID-19. Cash provided included net proceeds of $25.0 million from third quarter common stock issuances under our ATM Program.

Cash flow from operations, cash and cash equivalents, and other sources of liquidity such as bank credit facilities and issuing equity or debt securities, are expected to be available and sufficient to meet foreseeable cash requirements. We hold a 5-year $100.0 million senior secured term loan facility (the “Term Facility”) and a 5-year $100.0 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facility”) that are intended to support working capital and general corporate purposes. The Senior Credit Facility is scheduled to mature on February 26, 2024, at which time all amounts outstanding thereunder will be due and payable. As of September 30, 2020, we had $10.0 million of outstanding letters of credit and $30.6 million of available borrowings under the Revolving Facility. For additional information on the Senior Credit Facility, see Note 7 for further discussion. We also launched an ATM Program to provide us with additional financial flexibility to complete our reorganization and to work through these uncertain times caused by the pandemic. Our ATM Program allows us from time to time to issue up to a total of $150 million of shares of our common stock to the public, at our discretion. We intend to use the net proceeds from this offering for general corporate purposes, which may include repaying amounts outstanding under the Term Facility and the Revolving Facility. At September 30, 2020, we had approximately $124.5 million of availability remaining under the ATM Program; however, based on projected cash flows, the results of our cost savings initiatives, availability under the Revolving Facility, and potential divestitures (see Note 16), we do not anticipate issuing shares under the ATM Program during the fourth quarter of 2020.

Cash held outside the U.S. at September 30, 2020 was $53.8 million, or 71.5% of total cash and equivalents, compared to $75.7 million, or 56.5% of total cash and equivalents at December 31, 2019. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant federal and state taxes. However, these dividends are subject to foreign withholding taxes that are estimated to result in the Company incurring tax costs in excess of the cost to obtain cash through other means. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash flow” discussion below.

Cash flow

Cash flow from operations

Cash used in operating activities for the nine months ended September 30, 2020 was $32.6 million, while cash provided by operating activities for the nine months ended September 30, 2019 was $10.1 million.

Working capital used cash of $22.0 million for the nine months ended September 30, 2020 and provided cash of $13.4 million for the nine months ended September 30, 2019. In the nine months ended September 30, 2020, drivers of working capital related to cash outflows were an increase in inventory and prepaid expenses and a decrease in accounts payable, partially offset by a decrease in accounts receivable and an increase in other accrued liabilities and deferred revenue. In the nine months ended September 30, 2019, drivers of working capital related to cash inflows were a decrease in accounts receivable and an increase in deferred revenues related to software and system maintenance contracts, partially offset by a decrease in accounts payable and accrued and other current liabilities.

Cash flow from investing activities

For the nine months ended September 30, 2020 and 2019, the primary outflows of cash relate to the purchases of noncontrolling interests and capital expenditures. Purchases of noncontrolling interests were $10.0 million, related to Robtec, and $2.5 million, related to Easyway, for the nine months ended September 30, 2020 and 2019, respectively. See Note 14 for additional discussion. Capital expenditures were $11.0 million and $18.3 million for the nine months ended September 30, 2020 and 2019, respectively. The lower expenditures in 2020 reflect the reduced spending due to the lower revenue volume because of the pandemic.

Cash flow from financing activities

Cash used in financing activities was $3.8 million for the nine months ended September 30, 2020, while cash provided by financing activities was $29.8 million for the nine months ended September 30, 2019. The primary outflow of cash for the nine months ended September 30, 2020 relates to repayment of the Term Facility and settlements of stock-based compensation, partially offset by net proceeds from issuances of common stock under our ATM Program and proceeds from an inventory financing agreement. The primary inflow of cash for the nine months ended September 30, 2019 relates to borrowing on the Term Facility, partially offset by repayments of the prior credit facility and Term Facility.

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

Our EMEA and APAC reporting units carry approximately $142.6 million and $37.0 million of goodwill, respectively, as of September 30, 2020. Goodwill in the Americas region was written off in 2015. The net carrying values of our long-lived assets in the EMEA, APAC, and Americas regions are approximately $58.8 million, $6.2 million, and $53.3 million, respectively. In our 2019 impairment testing, we determined the EMEA and APAC reporting units had fair values in excess of their carrying values. Our 2019 impairment testing also indicated no impairment of long-lived assets in the Americas region as the undiscounted cash flows were in excess of the carrying value of long-lived assets. This headroom and recoverability were driven by our forecasts of future operating performance as well as external market indicators.

As of March 31, 2020, we experienced a triggering event due to our operating performance, which had been negatively impacted by macroeconomic factors, the decrease and mix of sales, and the effect of the COVID-19 pandemic, and performed a quantitative analysis for potential impairment of our goodwill or long-lived asset balances. We also took action to counter these factors, including reducing our cost structure by focusing on cost of sales and operating expenses to drive future profitability. Based on available information and analysis as of March 31, 2020, we continued to believe the fair value of our reporting units exceed their carrying values and the carrying value of our long-lived assets were recoverable.

As of September 30, 2020, we experienced a triggering event due to a drop in our stock price, which had been negatively impacted by the business environment as a result of the COVID-19 pandemic, and performed a quantitative analysis for potential impairment of our goodwill or long-lived asset balances. Based on available information and analysis as of September 30, 2020, we determined the carrying value of the EMEA reporting unit exceeded its fair value and recorded a non-cash goodwill impairment charge of $48.3 million. We determined the fair value of the Americas and APAC reporting units exceeded their carrying values and the carrying value of our long-lived assets is recoverable for all reporting units.

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
•our ability to achieve the savings targeted in our recently announced restructuring program;
•our decisions regarding additional equity sales under the ATM Program;
•our ability to successfully raise additional funds from the ATM Program, if any, and the possible impact on our stock price;
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
•our ability to complete the proposed sale of the Cimatron and GibbsCAM businesses in a timely manner (or at all); and
•the other factors discussed in the reports we file with or furnishes to the SEC from time to time, including the risks and important factors set forth in additional detail in Item 1A. “Risk Factors” in the 2019 Form 10-K and in Part II, Item 1A of the quarterly report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks at December 31, 2019, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the 2019 Form 10-K. During the first nine months of 2020, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2019.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Controls over Financial Reporting

There were no material changes in our internal controls over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in “Litigation,” “Export Compliance Matter” and "Other" in Note 13 – Commitments and Contingencies to the Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

There are no material changes to the risk factors previously disclosed in our 2019 Form 10-K in response to Item 1A to Part I of Form 10-K and in Part II, Item 1A, “Risk Factors” of our Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. However, the impact of the COVID-19 pandemic may exacerbate the risks in Item 1A, “Risk Factors” in our 2019 Form 10-K and in Part II, Item 1A, “Risk Factors” of our Form 10-Q for the quarters ended March 31, 2020, and June 30, 2020, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently. See also Part I Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding our response to the COVID-19 pandemic and Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the quarter ended September 30, 2020:

	Total number of shares (or units) purchased		Average price paid per share (or unit)
Shares delivered or withheld pursuant to restricted stock awards
July 1, 2020 - July 31, 2020	1,359		$7.08
August 1, 2020 - August 31, 2020	189,717		$5.81
September 1, 2020 - September 30, 2020	18,305		$5.29
	209,381	(a)	$5.77	(b)
(a)Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.
(b)The average price paid reflects the average market value of shares withheld for tax purposes.

Item 6. Exhibits.

2.1	Share Purchase Agreement, dated as of November 2, 2020, by and among 3D Systems, Inc., 3D Systems Corporation and ST Acquisition Co. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on November 4, 2020.)

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

3.3	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

3.4	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on October 7, 2011. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 7, 2011.)

3.6	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on May 21, 2013. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 22, 2013.)

3.7	Amended and Restated By-Laws of 3D Systems Corporation. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on March 15, 2018.)

4.1*†	Amended and Restated 2015 Incentive Plan of 3D Systems Corporation, effective September 3, 2020.

10.1
Amendment No. 2, dated October 9, 2020, to the Credit Agreement, dated February 27, 2019 (as amended by Amendment No. 1, dated as of September 30, 2019), by and among 3D Systems Corporation, HSBC Bank USA, National Association, as Administrative Agent, Swing Loan Lender and Issuing Lender, the guarantors party thereto, and the other lenders party thereto.. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 14, 2020.)

10.2*
Employment Agreement, dated August 21, 2020, by and between 3D Systems Corporation and Jagtar Narula. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 26, 2020.)

10.3*†	Employment Agreement, dated November 21, 2016, by and between 3D Systems Corporation and Menno Ellis.

10.4*†	Employment Agreement, dated October 1, 2020, by and between 3D Systems Corporation and Reji Puthenveetil.

10.5*†	Consulting Agreement, dated October 1, 2020, by and between 3D Systems Corporation and Reji Puthenveetil.

10.6*
Amendment to the Second Letter of Secondment, dated August 13, 2020, by and between 3D Systems Corporation and Herbert Koeck. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 17, 2020.)

10.7	Equity Distribution Agreement, dated August 5, 2020, by and among 3D Systems Corporation and Truist Securities, Inc. and HSBC Securities (USA) Inc. (Incorporated by reference to Exhibit 1.1 of Registrant’s Current Report on Form 8-K filed on August 5, 2020.)

31.1†	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2020.

31.2†	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2020.

32.1†	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2020.

32.2†	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2020.

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

* Management contract or compensatory plan or arrangement
† Exhibits filed herein. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation

By	/s/ Jagtar Narula
Jagtar Narula
Chief Financial Officer
(principal financial officer)

Date: November 5, 2020