Form 10-K
period 2020-12-31
3D SYSTEMS CORP
filed 2021-03-05
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2020 was $868,521,480. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of the registrant were “held by affiliates.” This assumption is not to be deemed an admission by these persons that they are affiliates of the registrant.

The number of shares of the registrant's Common Stock outstanding as of February 22, 2021: 124,128,509

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

3D SYSTEMS CORPORATION
Annual Report on Form 10-K
For the Year Ended December 31, 2020

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

PART I
Item 1. Business

General

3D Systems Corporation (“3D Systems” or the “Company” or “we” or “us”) markets our products and services through subsidiaries in North America and South America (collectively referred to as “Americas”), Europe and the Middle East (collectively referred to as “EMEA”) and the Asia Pacific region (“APAC”). We provide comprehensive 3D printing and digital manufacturing solutions, including 3D printers for plastics and metals, materials, software, on demand manufacturing services and digital design tools. Our solutions support advanced applications in two key industry verticals: Healthcare (which includes dental, medical devices and personalized health services) and Industrial (which includes aerospace, defense, transportation and general manufacturing).

Customers can use our 3D solutions to design and manufacture complex and unique parts, eliminate expensive tooling, consolidate multiple parts into a single assembly, reduce product weight, produce parts locally or in small batches and reduce lead times and time to market. A growing number of customers are shifting from prototyping applications to also using 3D printing for production. We believe this shift will be further driven by our continued advancement and innovation of 3D printing solutions that improve durability, reliability, repeatability and total cost of operations.

Our Healthcare solutions capabilities include simulation; Virtual Surgical Planning (VSP®)(“VSP”), with associated accessories, software and data visualization tools; and printing of medical and dental devices, models, and surgical guides and instruments.

We have over 30 years of experience and expertise which have proven vital to our development of an ecosystem and end-to-end digital workflow solutions which enable customers to optimize product designs, transform workflows, bring innovative products to market and drive new business models.

In August 2020, we announced a new strategic focus to accelerate the adoption of additive manufacturing solutions for applications in growing markets that demand high reliability products. We focus on markets and applications where a premium is placed upon performance and reliability; with engineering/technology cultures that seek product innovation as a means of delivering value to their customers; and with processes that tend to be highly controlled. Thanks to our unique offering of hardware, software, materials and services, combined with our leadership in application knowledge, we believe we are best-positioned to provide additive manufacturing solutions for specific, high-value applications in growing markets like healthcare, transportation, aerospace and defense. We have a demonstrated capability to be successful in these markets, with our technologies and process knowledge today enabling more than a half-million production parts to be made through additive manufacturing each day.

To accelerate value creation for our customers, we simplified and focused our organization by realigning the Company’s breadth of capabilities into two key market verticals - Healthcare and Industrial. The Healthcare and Industrial vertical teams drive application specific solutions within their market verticals and focused sub-segments. For Healthcare, these sub-segments include dental, medical devices, simulations and surgical planning. For Industrial, key sub-segments include Aerospace & Defense, Transportation & Motorsports, Energy, Semiconductor, Service Bureaus, Investment Castings, Jewelry and Consumer Durables.

We work with customers as a full solution provider. In this regard, we offer an integrated set of capabilities to enable customers to adopt additive manufacturing into their prototyping or production workflows. These capabilities include a range of 3D printer hardware with multiple additive manufacturing technologies that address differing application needs. In addition, we have a portfolio of materials that are developed with varying performance characteristics to address a breadth of customer application requirements. Our software offerings are a key component of our solutions and enable customers to manage their print process and production workflows. Supporting our printer, materials and software are services capabilities including application engineers that support application development, advanced manufacturing and customer innovation centers to help customers adopt production workflows, quality and regulatory experts for specific industries, and service technicians that provide post-purchase maintenance and support.

Products

We offer a comprehensive range of 3D printers, materials, software, haptic design tools, 3D scanners and virtual surgical simulators.

3D Printers and Materials

Our 3D printers transform digital data input generated by 3D design software, Computer Aided Design (“CAD”) software or other 3D design tools, into printed parts using several unique print engines that employ proprietary, additive layer by layer building processes with a variety of materials. As part of our solutions oriented strategy, we offer a broad range of 3D printing technologies including Stereolithography (“SLA”), Selective Laser Sintering (“SLS”), Direct Metal Printing (“DMP”), MultiJet Printing (“MJP”) and ColorJet Printing (“CJP”), which are discussed in more detail below.

Our printers utilize a wide range of materials, the majority of which are proprietary materials that we develop, blend and market. Our comprehensive range of materials includes plastic, nylon, metal, composite, elastomeric, wax, polymeric dental materials and bio-compatible materials. We augment and complement our portfolio of engineered materials with materials that we purchase or develop with third parties under private label and distribution arrangements.

We work closely with our customers to optimize the performance of our materials in their applications. Our expertise in materials science and formulation, combined with our processes, software and equipment, enables us to provide unique solutions and help our customers select the material that best meets their needs with optimal cost and performance results.

As part of our solutions approach, our currently offered printers, with the exception of direct metal printers, have built-in intelligence to make them integrated, closed systems. For these integrated printers, we furnish materials specifically designed for use in those printers, which are packaged in smart cartridges and utilize material delivery systems. These integrated materials are designed to enhance system functionality, productivity, reliability and materials shelf life, in addition to providing our customers with a built-in quality management system and a fully integrated workflow solution.

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

For SLA printers, we offer a variety of liquid resin materials, primarily under the Accura® brand name. The resins are designed to mimic specific, engineered thermoplastics and provide a wide range of characteristics, including tough, durable, clear, castable, polypropylene-like, ABS-like, high-temperature resistant and bio-compatible materials. We also offer dental materials for light-based SLA 3D printers under our NextDent™ brand name.

SLS Printers

Our SLS 3D printers use a laser beam to melt and fuse powder-based nylon, engineered plastic and composite materials to produce very strong and durable parts. Customer uses of our SLS printers include functional test models and end-use parts, such as housings, machinery components, ducting, tooling, jigs and fixtures, medical devices and personalized surgery kits and guides.

Our proprietary SLS materials include a range of flexible and rigid plastics, nylons and composite materials marketed under the DuraForm®, LaserForm® and CastForm™ brand names. These materials are available in a variety of lightweight, tough, versatile, high temperature, flexible, biocompatible and durable formulations.

DMP Printers

Our DMP solutions use a laser beam to sinter powders in a variety of metals to produce fully dense parts with outstanding purity, surface finish and resolution. We offer DMP solutions that can process a wide range of materials and powders, including materials with very fine granularity and proven manufacturing applications. We sell DMP systems in various sizes and configurations. Certain models are optimized for specific metals, including titanium, stainless steel and nickel super alloys. Our DMP printers are used in medical and dental implants, aerospace, automotive, semiconductor, and other hi-tech and industrial applications, such as conformal cooling, enhanced fluid flow and other complex, lightweight parts.

We offer metal powder materials for our DMP printers, including titanium, stainless steels, tool steels, super alloys, non-ferrous alloys, precious metals and aluminum.

MJP Printers

Our MJP 3D printers utilize jetting head technology to deliver precise, tough parts with exceptional resolution in plastic, wax, elastomeric, biocompatible and engineered materials that we sell under the VisiJet® brand name. Our MJP printers offer the capability to print in real wax as well as rigid and flexible plastics and multiple materials in one build, making them ideal for mechanical functional testing, rapid tooling, jigs and fixtures, casting and foundry patterns and medical models.

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

Software and Related Products

We provide digital design tools, including software, scanners and haptic devices. We offer solutions for product design, mold and die design, 3D scan-to-print, reverse engineering, production machining, metrology and inspection. These products are designed to enable a seamless workflow for customers, and are marketed under brand names such as Geomagic®. We also offer 3D Sprint and 3DXpert, proprietary software to prepare and optimize CAD data and manage the additive manufacturing processes. These software products provide automated support building and placement, build platform management and print queue management capabilities. The outcome is the ability to improve the quality of prints, optimize design structure, shorten design to manufacturing lead time and minimize manufacturing costs.

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

We provide these services, spare parts and field support either directly or through a network of reseller partners. We employ customer-support sales engineers to support our worldwide customer base, and we seek to continue to strengthen and enhance our partner network and service offerings.

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

On Demand Solutions

We provide on demand manufacturing services through facilities worldwide in the Americas and EMEA regions. We provide a broad range of prototyping, production and finishing capabilities for precision plastic and metal parts and tooling with a wide range of additive and traditional manufacturing processes.

In addition to the sales of parts to customers, we, and our partners, utilize our on demand services as a sales and lead generation tool. Third-party preferred service providers also use our on demand manufacturing service as their comprehensive order-fulfillment center, and customers can use our facilities as fulfillment centers in disaster recovery plans.

Advanced Manufacturing

As part of our strategy to help customers adopt additive manufacturing, we offer advanced manufacturing services through facilities in the Americas and EMEA regions. These facilities, which include our Customer Innovation Centers, supplement customer manufacturing environments by allowing them to test and ramp production using our solutions before transitioning production to their environment. This allows us to provide application and production expertise and refine the production process as part of our solutions approach. As the process is validated and volumes ramp, customers may choose to move production to their facilities using equipment, materials, software and services that they purchase from us. These facilities operate under stringent quality systems and are also utilized by customers in regulated industries such as healthcare and aerospace & defense for sustained outsourced production of hundreds of thousands of parts per year.

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

We sell our solutions globally through a direct sales force, partner channel and in certain geographies, appointed distributors. Our go-to-market and sales organization includes regional general managers, channel managers, direct sales people and application engineers and other support staff throughout the Americas, EMEA and APAC regions, who are responsible for the sale of products and services and for the management of our network of channel partners.

Additionally, our application engineers provide pre-sales and post-sales support, assist customers with leveraging our latest solutions and production techniques and help identify new applications and sales opportunities. Our on demand and advanced manufacturing service also expands our customer relationships and enables lead generation for future sales.

Our customers include major companies as well as small and midsize businesses in a broad range of industries, including medical, dental, automotive, aerospace, durable goods, government, defense, technology, jewelry, electronics, education, consumer goods, energy and others. For the years ended December 31, 2020, 2019, and 2018, one customer accounted for approximately 13%, 11% and 13% of our consolidated revenue, respectively. We expect to maintain our relationship with this customer.

Production and Suppliers

We outsource our 3D printer assembly and refurbishment activities to selected design, engineering and manufacturing companies in the U.S., Switzerland and Belgium. We purchase finished printers from these suppliers pursuant to forecasts and customer orders that we supply to them. These suppliers also carry out quality control procedures on our printers prior to their shipment to customers. As part of these activities, these suppliers have responsibility for procuring the components and sub-assemblies either from us or third-party suppliers. While the outsourced suppliers of our printers have responsibility for the supply chain and inventory of components for the printers they assemble, the components, parts and sub-assemblies that are used in our printers are generally available from several potential suppliers. We produce our Simbionix branded 3D simulators in Airport City, Israel.

We produce materials at our facilities in Rock Hill, South Carolina, Marly, Switzerland and Soesterberg, Netherlands. We also have arrangements with third parties who blend certain materials according to our specifications that we sell under our own brand names, and we purchase certain materials from third parties for resale to our customers.

Our equipment assembly and materials blending activities, on demand and advanced manufacturing services and certain research and development activities are subject to compliance with applicable federal, state and local provisions regulating the storage, use and discharge of materials into the environment. We believe that we are in compliance, in all material respects, with such regulations as currently in effect, and we expect continued compliance with them will not have a material adverse effect on our capital expenditures, results of operations or consolidated financial position.

As a company with global operations, we are subject to the laws of the U.S. and multiple foreign jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among jurisdictions. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations or competitive position as compared to prior periods.

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

Intellectual Property

We regard our technology platforms and materials as proprietary and seek to protect them through copyrights, patents, trademarks and trade secrets. At December 31, 2020 and 2019 we held 1,269 and 1,256 patents worldwide, respectively. At December 31, 2020 and 2019, we had 312 and 322 pending patent applications worldwide, respectively. The principal issued patents covering aspects of our various technologies will expire at varying times through the year 2034.

In addition, we are a party to various licenses that have had the effect of broadening the range of the patents, patent applications and other intellectual property available to us.

We have also entered into licensing or cross-licensing arrangements with various companies in the U.S. and other countries that enable those companies to utilize our technologies in their products or that enable us to use their technologies in our products. Under certain of these licenses, we are entitled to receive, or we are obligated to pay, royalties for the sale of licensed products in the U.S. or in other countries. The amount of such royalties was not material to our results of operations or financial position for the three-year period ended December 31, 2020.

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

Human Capital Resources

At December 31, 2020, we had 1,995 full-time and part-time employees, compared to 2,472 at December 31, 2019. None of our U.S. employees are covered by collective bargaining agreements, however, some of our employees outside the U.S. are subject to local statutory employment and labor arrangements. We have not experienced any material work stoppages and believe that our relations with our employees are satisfactory.

Through our operating history and experience with technological innovation, we appreciate the importance of retention, growth and development of our employees. We believe we offer competitive compensation (including salary, incentive bonus and equity) and benefits packages at each of our locations around the globe. Further, we have development programs and on-demand opportunities to cultivate talent throughout the Company. We believe that conducting business with integrity, valuing diversity in people and ideas, and being a positive force for action in our Company and communities are vital to our success and the right thing to do. We are focused on our values to grow profitability and win, deliver "extraordinary" to our customers, innovate with purpose, trust and empower, and build great teams. These values articulate what we do to achieve meaningful results and make a difference to our customers, stakeholders and each other.

In 2020 we announced the launch of our global responsibility and sustainability initiative dedicated to environmental responsibility, social responsibility and responsible practices and governance (ESG).

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

Information about our Executive Officers

The information appearing in the table below sets forth the position or positions held by each of our executive officers and his age as of March 5, 2021. All of our executive officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our executive officers or directors.

Name and Current Position	Age as of March 5, 2021
Jeffrey A. Graves	59
President and Chief Executive Officer
Jagtar Narula	50
Executive Vice President and Chief Financial Officer
Jeff Blank	52
Executive Vice President, Engineering and Product Development
Charles W. Hull	81
Executive Vice President and Chief Technology Officer
Andrew M. Johnson	46
Executive Vice President, Chief Legal Officer and Secretary
Menno Ellis	48
Executive Vice President, Healthcare Solutions
Reji Puthenveetil	52
Executive Vice President, Industrial Solutions

Jeffrey A. Graves, President and Chief Executive Officer. Dr. Graves was appointed the Company’s President and Chief Executive Officer in May 2020. Prior to joining the Company, from 2012 to May 2020, Dr. Graves served as Chief Executive Officer, President and Director of MTS Systems Corporation, a global supplier of test, simulation, and measurement systems. From 2005 until 2012, Dr. Graves served as President and Chief Executive Officer of C&D Technologies, Inc. Dr. Graves also held leadership roles with Kemet Corporation as Chief Operating Officer (2001-2003) and Chief Executive Officer (2003-2005). Previously, he held a number of leadership and technical roles with General Electric, Rockwell Automation and Howmet Corporation. In addition to serving on the Company's Board of Directors, Dr. Graves serves on the board of directors of FARO Technologies and Hexcel Corporation.

Jagtar Narula, Executive Vice President and Chief Financial Officer. Mr. Narula was appointed the Company’s Executive Vice President and Chief Financial Officer in September 2020. Prior to joining the Company, Mr. Narula served as Senior Vice President of Corporate Strategy and Business Development for Blackbaud, Inc. where he also previously led investor relations and financial planning. Additionally, he held finance leadership positions of increasing responsibility at Xerox, General Electric and with private equity.

Jeff Blank, Executive Vice President, Engineering and Product Development. Mr. Blank has served as Executive Vice President, Engineering and Product Development since January 2021. He joined the Company in January 2014 as Vice President New Business Development. He also served as Senior Vice President Product Development of the Plastics Business Unit. Prior joining the Company, Mr. Blank spent more than 19 years as an engineering leader at Xerox and Tektronix delivering highly complex and reliable 2D printing products, and more than 4 years at Sandia National Laboratories. He received a bachelor’s degree in Mechanical Engineering from Oregon State University, a master’s in Mechanical Engineering from Stanford University, and a Masters of Business Administration from University of Portland.

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

Menno Ellis, Executive Vice President, Healthcare Solutions. Mr. Ellis has served as Executive Vice President, Healthcare Solutions since July 2020. He joined the Company in December 2016 as Senior Vice President Strategy and Vertical Markets. He served as Senior Vice President and General Manager of the Plastics Business Unit, and is now responsible for the Healthcare Solutions group, which encompasses Dental, Medical and Simulations businesses. Prior to joining the Company, he spent 20 years in management and business consulting services with an emphasis on sustainable, long-term revenue growth.

Reji Puthenveetil, Executive Vice President, Industrial Solutions. Mr. Puthenveetil has served as Executive Vice President, Industrial Solutions since July 2020. Prior to joining the Company, Mr. Puthenveetil spent 25 years as a management consultant helping companies across multiple industries design a clear strategy for growth and ensuring organizational capability and alignment for execution.

Item 1A. Risk Factors

You should carefully read the following discussion of significant factors, events and uncertainties when evaluating our business and the forward-looking information contained in this Form 10-K. The events and consequences discussed in these risk factors could materially and adversely affect our business, operating results, liquidity and financial condition. While we believe we have identified and discussed below the key risk factors affecting our business, these risk factors do not identify all the risks we face, and there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be significant that may have a material adverse effect on our business, performance or financial condition in the future.

Operational & Financial Risk Factors

Our uneven sales cycle makes planning and inventory management difficult and future financial results less predictable.

Our quarterly sales often have reflected a pattern in which a disproportionate percentage of each quarter’s total sales occur towards the end of the quarter, in particular for sales of hardware. This uneven sales pattern makes predicting net revenue, earnings, cash flow from operations and working capital for each financial period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in each quarter and such orders may be canceled. Depending on when they occur in a quarter, developments such as an information systems failure, component pricing movements, component shortages or global logistics disruptions could adversely impact our inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.

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

We are a U.S. based, multinational company subject to taxation in multiple U.S. and foreign tax jurisdictions. Our future effective tax rates could be adversely affected by changes in statutory tax rates or interpretation of tax rules and regulations in jurisdictions in which we do business, changes in the amount of revenue or earnings in the countries with varying statutory tax rates, or by changes in the valuation of deferred tax assets and liabilities. The U.S. Tax Cuts and Jobs Act is one such example of legislation that impacts our effective tax rate and tax posture. For additional details see Note 21 to the consolidated financial statements in Item 8 of this Form 10-K.

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

Goodwill and other intangible assets are subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Such circumstances include a significant adverse change in the business climate or a decision to dispose of a business or product line. We face some uncertainty in our business environment due to a variety of challenges, including changes in customer demand. While we recorded an impairment to our goodwill in 2020, we may experience additional unforeseen circumstances that adversely affect the value of our goodwill or intangible assets and trigger an evaluation of the amount of the recorded goodwill and intangible assets. Future write-offs of goodwill or other intangible assets as a result of an impairment in the business could materially adversely affect our results of operations and financial condition.

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

There is continued uncertainty regarding the business impacts from such measures and potential future measures. While we have been able to continue our operations through a combination of work-from-home and social distancing policies implemented to protect employees, these measures have resulted in reduced workforce availability at some of our sites. Restrictions on our access to customer facilities may impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations, particularly if prolonged. Our customers have experienced, and may continue to experience, disruptions in their operations, which can result in delayed, reduced, or canceled orders, or collection risks, and which may adversely affect our results of operations.

The pandemic has significantly increased economic and demand uncertainty. It is possible that the current outbreak and continued spread of COVID-19 will continue to cause an economic slowdown. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession. Risks related to a slowdown or recession may harm our long-term ability to do business, adversely affect our sales, costs, results of operations and cash flow. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of impacts on demand for our products and services. These expectations are subject to change without warning and investors are cautioned not to place undue reliance on them.

The pandemic led to increased disruption and volatility in capital markets and credit markets. We implemented temporary salary decreases for executives, 2-week furloughs for non-essential employees, and suspension of all non-essential capital expenditures measures to strengthen our liquidity position given the uncertainty regarding the length and severity of the pandemic and ongoing economic uncertainty. Unanticipated consequences of the pandemic and resulting economic uncertainty could result in a breach of the debt financial covenant, thus adversely affecting our liquidity and capital resources in the future, as well as incurring additional costs if an amendment to the credit agreement is required.

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

On August 5, 2020, we announced a plan to restructure our businesses to streamline the company’s operations to align our cost structure to the current level of revenues. The restructuring plan includes, in conjunction with other cost reduction measures, a reduction of annualized costs by approximately $80 million by the end of 2021, with additional savings of approximately $20 million dependent on potential divestitures. Other cost reduction efforts include reducing the number of facilities and examining every aspect of the company’s manufacturing and operating costs. The company incurred certain incremental costs such as severance, facility closing and other restructuring costs, primarily in the second half of 2020. The company may incur additional charges in 2021 as it finalizes all the actions to be taken.

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

The loss of, continued reduction or substantial decline in revenue from larger clients could have a material adverse effect on our revenues, profitability and liquidity.

We experience revenue concentration with a large customer that represents over 10% of our consolidated revenue. Generally, our contracts do not contain guarantees of minimum duration, revenue levels, or profitability. This customer may terminate their contracts or materially reduce their requested levels of service at any time. The loss of, deterioration of the financial condition of, or a significant change to the business of this customer could have a material adverse effect on our business, financial condition, and results of operations. Additionally, this concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a single customer. If we are unable to collect our receivables, or are required to take additional reserves, our results and cash flows will be adversely affected.

Business Strategy Risk Factors

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

Regulatory, Legislative and Legal Risk Factors

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
•The impact of public health epidemics on employees and the global economy; and
•Other factors, depending upon the specific country in which we conduct business.

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

Material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected, which could affect investor confidence in the accuracy and completeness of our financial statements and could negatively impact on our stock price and financial condition.

As a public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act. If we fail to abide by the applicable requirements of Section 404, regulatory authorities, such as the SEC, could subject us to sanctions or investigation, and our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting pursuant to an audit of our controls. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Accordingly, our internal control over financial reporting may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud.

During the preparation of our financial statements for the period ended December 31, 2020, management identified two material weaknesses in our internal control over financial reporting related to a lack of certain controls, or improper execution of designed control procedures, (1) for certain non-standard contracts and non-standard contract terms and (2) over the review of internally prepared reports and analyses utilized in the financial closing process. These control deficiencies were partially related to employee turnover, resulting in a temporary shortage of personnel with appropriate knowledge or skills to perform an effective review during our financial statement close process. In addition, certain control deficiencies related to the completeness and review of transactions that were infrequent in nature. These control deficiencies could have resulted in a misstatement of accounts and disclosures that could have resulted in a material misstatement of our annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

As further described in Item 9A, Management's Report on Internal Control over Financial Reporting, we are working to remediate the material weaknesses through the development and implementation of more formal policies, processes and documentation procedures relating to our financial reporting, the hiring of additional accounting personnel and the training of new personnel and existing personnel in new roles on proper execution of designed control procedures. In addition, we may engage outside consultants to advise on changes in the design of our controls and procedures or to advise on technical accounting matters.

While we believe our remediation plans described above should remediate the material weaknesses, we cannot provide assurance of when the material weaknesses will be remediated, nor can we be certain of whether additional actions will be required or the costs of any such actions. Moreover, we cannot provide assurance that additional material weaknesses will not arise in the future. While the material weaknesses discussed in Item 9A, Management's Report on Internal Control over Financial Reporting, did not result in material misstatements of our annual or interim consolidated financial statements, any failure to remediate the material weaknesses, or the identification of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements that may continue undetected, negatively impacting the public perception of the Company and our securities and cause us to fail to meet our reporting and financial obligations or incur significant additional costs to remediate the material weaknesses, each of which could negatively affect our stock price, harm our ability to raise capital on favorable terms in the future or otherwise have a negative impact on our financial condition.

General Risk Factors

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

We have experienced cyber security threats, threats to our information technology infrastructure and unauthorized attempts to gain access to our sensitive information. Prior cyber-attacks directed at us have not had a material impact on our business or financial results; however, this may not continue to be the case in the future. Cyber security assessment analyses undertaken by us have identified and prioritized steps to fortify our cyber security safeguards. We have and will continue to implement additional security measures and processes which enhance our ability to detect and respond to a cyber-attack. We have increased our cyber breach insurance and implemented company-wide cyber security awareness training as well as dedicated certain personnel to address this threat. Despite the implementation of these new safeguards, there can be no assurance that we will adequately protect our information or that we will not experience any future successful attacks. The threats we face vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target us because of the products and services we provide. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.

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

Our success depends upon the performance of our senior management and other key personnel. Our senior executive team is critical to the management of our business and operations, as well as to the development and execution of our strategy. When changes occur at our senior management level, as well as for key personnel, we typically incur incremental costs including search costs and relocation costs. High demand exists for senior management and other key personnel (including scientific, technical and sales personnel) in the 3D printing industry, and there can be no assurance that we will be able to attract and retain such personnel. We experience intense competition for qualified personnel.

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

The market price of our common stock has experienced, and may continue to experience, considerable volatility. Between January 1, 2019 and December 31, 2020, the trading price of our common stock has ranged from a low of $4.60 per share to a high of $14.50 per share. Numerous factors could have a significant effect on the price of our common stock, including those described or referred to in this “Risk Factors” section of this Form 10-K, as well as, among other things:

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

Item 1B.Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in Rock Hill, South Carolina. As of December 31, 2020, we owned minimal facilities and we leased approximately 1.0 million square feet in the U.S (624 thousand square feet), EMEA (302 thousand square feet) and APAC (28 thousand square feet).

Our headquarters also serve as a research and development site. Other major research and development locations include Cary, North Carolina; San Diego, California; Seoul, South Korea; Tel Aviv, Israel; Valencia, California, Leuven Belgium and Wilsonville, Oregon. We believe our existing facilities and equipment are in good operating condition and are suitable for our business in the manner that it is currently conducted. We expect to continue to make investments in capital equipment as needed to meet anticipated demand for our products and evaluate our existing real estate portfolio for potential consolidation and efficiencies. See “Item 1. Business – Production and Supplies” of this Form 10-K for further discussion of our facilities.

Item 3. Legal Proceedings

Information relating to legal proceedings is included under the header "Litigation" in Note 22 to the consolidated financial statements in Item 8 of this Form 10-K, which is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “DDD.”

As of February 22, 2021, our outstanding common stock was held by approximately 1,113 stockholders of record. This figure does not reflect the beneficial ownership of shares held in the nominee name.

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

Issuance of Unregistered Securities and Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities in the open market during the year ended 2020, however, shares of common stock were surrendered to us for payment of tax withholding obligations in connection with the vesting of restricted stock awards pursuant to our 2015 Incentive Stock Plan. For information regarding the securities authorized for issuance under our equity compensation plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters–Equity Compensation Plans” in Item 12 of this Form 10-K. Also see Note 16 to the consolidated financial statements in Item 8 of this Form 10-K. We did not engage in any unregistered sales of equity securities in 2020.

Issuer purchases of equity securities

	Total number of shares (or units) purchased		Average price paid per share (or unit)
October 1, 2020 - October 31, 2020	—		$—
November 1, 2020 - November 30, 2020	3,158		7.12
December 1, 2020 - December 31, 2020	7,619		10.40
Total	10,777	[a]	$9.44	[b]

a.Represents shares of common stock surrendered to us for payment of tax withholding obligations in connection with the vesting of restricted stock.
b.The average price paid reflects the average market value of shares withheld for tax purposes.

Stock Performance Graph

The graph below shows, for the five years ended December 31, 2020, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2015 in our common stock. For purposes of the graph, cumulative total return assumes the reinvestment of all dividends. The graph compares such return with those of comparable investments assumed to have been made on the same date in (a) the NYSE Composite Index, and (b) the S&P Small-Cap 600 Information Technology Index which are published market indices with which we are sometimes compared.

Although total return for the assumed investment assumes the reinvestment of all dividends on December 31 of the year in which such dividends were paid, we paid no cash dividends on our common stock during the periods presented.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

3D Systems Corporation
NYSE Composite Index
S&P Small-Cap 600 Information Technology Index
DOLLARS
250
200
150
100
50
12/15
12/16
12/17
12/18
12/19
12/20

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
3D Systems Corporation	$100	$153	$99	$117	$101	$121
NYSE Composite Index	100	112	133	122	153	164
S&P Small-Cap 600 Information Technology Index	100	134	148	134	188	240

Item 6. Selected Financial Data

None.

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

For discussion related to the results of operations and changes in financial condition for fiscal 2019 compared to fiscal 2018, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2019 Form 10-K, which was filed with the SEC on February 26, 2020.

Overview and Strategy

We combine customer collaboration and innovation with the expertise of our people to execute on a strategy of providing digital manufacturing solutions. These ongoing efforts resulted in the creation of nearly 130 million production parts by our customers in 2020.

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
•Industrial Solutions
◦Aerospace and Defense: Aerospace and defense customers use our solutions to achieve manufacturing productivity improvements such as increased speed and reliability of quality assurance and validation processes, lowered fuel costs through lightweighting and parts consolidation, increased manufacturing productivity through innovative 3D printed casting patterns, 3D data recovery, injection-mold design and direct metal printing of airworthy parts.
◦Automotive: Our production solutions are used by automotive manufacturers to develop lighter weight parts to drive down manufacturing costs, design and produce innovative assemblies that reduce part counts, provide greater strength and efficiency and create realistic prototypes that reduce time from the product development process.
◦Durable Goods: Manufacturers of durable goods use our solutions to increase factory automation and connectivity, create greater product personalization and achieve just-in-time manufacturing. Our products and services help reduce mass production, one-size-fits-all manufacturing, long lead time and large inventories for our durable goods customers.
•Healthcare Solutions
◦Dental: We offer a broad range of clinically validated digital dentistry technologies and materials that allow dental labs to access advanced digital workflows, driving speed, efficiency and precision of a range of indications delivered to patients.
◦Healthcare: We partner with surgeons, healthcare professionals and medical device manufacturers to offer a range of precision healthcare solutions, including 3D printed anatomical models, VSP and patient-specific surgical guides, instrumentation and implants.

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

Digital Factory Software

Our extensive software portfolio allows manufacturers to deliver physical products with digital precision and speed. We provide manufacturers with access to additive technologies to create their products, streamlining manufacturing processes from digitization and design to manufacturing, inspection and production management.

Integrated Production Solutions

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

COVID-19 Pandemic Response

We continue to closely monitor the COVID-19 pandemic and our top priority remains the health and safety of our employees and their families and communities. Our Crisis Response Steering Committee regularly reviews and adapts our protocols based on evolving research and guidance related to the virus. While essential operations continue, we continue to restrict travel and meetings, publish pertinent information, and adapt to a world where many in our workforce are remote and those coming on-site are following new safety measures. We have a multi-phase plan to return to working on-site, and remain committed to protecting our employees, delivering for our customers and supporting our communities.

2020 Summary

Consolidated revenue for the year ended December 31, 2020 decreased by 12.4%, or $79.1 million, to $557.2 million, compared to $636.4 million for the year ended December 31, 2019. Current year revenue was adversely impacted by COVID-19, the effects of which occurred most severely at the onset of the pandemic, in the latter part of the first quarter and into the second quarter, as many of our customers were shutdown or on a significantly reduced level of activity. The third quarter experienced a partial return in activity, though levels remained lower than that of prior year. The fourth quarter experienced a stronger return in activity, with results surpassing that of the prior year quarter by 2.6%.

Revenue from Healthcare increased 9.1% to $245.4 million for the year ended December 31, 2020, compared to $224.8 million for the year ended December 31, 2019, driven by stronger sales to the dental market. Industrial sales decreased 24.2% to $311.9 million for the year ended December 31, 2020, compared to $411.5 million for the year ended December 31, 2019; decreases were in all products and services across all geographies.

For the year ended December 31, 2020, total software revenue from products and services decreased by 12.7% to $86.0 million, 15.4% of total revenue, compared to $98.5 million, 15.5% of total revenue, for the year ended December 31, 2019.

Gross profit for the year ended December 31, 2020 decreased by 20.4%, or $57.2 million, to $223.4 million, compared to $280.5 million for the year ended December 31, 2019. Gross profit margin for the years ended December 31, 2020 and 2019 was 40.1% and 44.1%, respectively. Gross profit margin decreased primarily due to lower sales volume and the under absorption of supply chain overhead resulting from lower production.

Operating expenses for the year ended December 31, 2020 increased by 1.4%, or $4.7 million, to $342.3 million, compared to $337.6 million for the year ended December 31, 2019. Selling, general and administrative expenses for the year ended December 31, 2020 decreased by 13.5%, or $34.5 million, to $219.9 million, compared to $254.4 million for the year ended December 31, 2019. Research and development expenses for the year ended December 31, 2020 decreased by 11.0%, or $9.1 million, to $74.1 million, compared to $83.3 million for the year ended December 31, 2019. In the third quarter of 2020, we recorded a non-cash goodwill impairment charge of $48.3 million. See Note 9 to the consolidated financial statements in Item 8 of this Form 10-K for additional discussion. No similar charge was recorded in the prior year. Excluding the goodwill impairment charge, our lower operating expenses reflect reduced hiring and lower travel expenses incurred in the current year, resulting from the COVID-19 pandemic, as well as savings achieved in the current year from cost restructuring activities, including personnel and marketing activities; partially offset by costs associated with restructuring efforts including employee severance and facility closings and related impairment charges.

Our operating loss for the year ended December 31, 2020 was $119.0 million, compared to an operating loss of $57.1 million for the year ended December 31, 2019.

For the year ended December 31, 2020, we used $20.1 million of cash from operations. For the year ended December 31, 2019, we generated $31.6 million of cash from operations. In total, our unrestricted cash balance at December 31, 2020 and December 31, 2019, was $75.0 million and $133.7 million, respectively. The lower cash balance primarily resulted from $20.1 million for operations, $26.8 million for repayments of debt, $12.5 million for payments to purchase noncontrolling interests and $13.6 million for capital expenditures, offset by net proceeds of $24.7 million from third quarter common stock issuances under our At-the-Market equity offering program ("ATM Program") pursuant to which we could issue and sell, from time to time, shares of our common stock up to an aggregate gross sales price of $150 million. See Note 18 and Note 26 to the consolidated financial statements in Item 8 of this Form 10-K for additional discussion.

On August 5, 2020, we announced, in connection with the new strategic focus and organizational realignment, a restructuring plan intended to align our operating costs with current revenue levels and better position the Company for future sustainable and profitable growth. See Note 24 in Item 8 of this Form 10-K.

Results of Operations for 2020 and 2019

Comparison of revenue

Current year revenue was adversely impacted by COVID-19, as many of our customers were shutdown or on a significantly reduced level of activity for a portion of the year. Excluding impacts due to the pandemic, due to the relatively high price of certain 3D printers and a corresponding lengthy selling cycle as well as relatively low unit volume of the higher priced printers in any particular period, a shift in the timing and concentration of orders and shipments from one period to another can affect reported revenue in any given period.

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

The following table sets forth changes in revenue for the years ended December 31, 2020 and 2019.

Table 1

(Dollars in thousands)	Products		Services		Total
Revenue — 2019	$389,337	61.2%	$247,017	38.8%	$636,354	100.0%
Change in revenue:
Volume	(56,395)	(14.5)%	(20,238)	(8.2)%	(76,633)	(12.0)%
Price/Mix	(222)	(0.1)%	1	—%	(221)	—%
Foreign currency translation	79	—%	(2,339)	(0.9)%	(2,260)	(0.4)%
Net change	(56,538)	(14.5)%	(22,576)	(9.1)%	(79,114)	(12.4)%
Revenue — 2020	$332,799	59.7%	$224,441	40.3%	$557,240	100.0%

Consolidated revenue decreased 12.4%, predominantly due to lower products volume, driven by decreased sales of printers and corresponding materials, and lower on demand volume. The lower demand was due to COVID-19, as many of our customers were shutdown or on a significantly reduced level of activity starting in the latter part of the first quarter.

For the year ended December 31, 2020 and 2019, revenue from printers contributed $99.2 million and $123.9 million, respectively. Software revenue included in the products category contributed $43.7 million and $53.7 million for the year ended December 31, 2020 and 2019, respectively. Materials revenue included in the products category contributed $157.1 million and $169.1 million for the year ended December 31, 2020 and 2019, respectively.

Revenue from services decreased 9.1%, or $22.6 million, as compared to the year ended December 31, 2019. The decrease was primarily comprised of a 20.3%, or $18.8 million, decline in our on demand manufacturing services. The remaining decrease resulted from maintenance contracts and services on printers and simulators, software maintenance and healthcare services.

For the years ended December 31, 2020 and 2019, revenue from operations outside the U.S. was 50.6% and 51.3% of total revenue, respectively.

Gross profit and gross profit margins

The following table sets forth gross profit and gross profit margins for the years ended December 31, 2020 and 2019.

Table 2

	Year Ended December 31,
	2020		2019		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$105,118	31.6%	$154,756	39.7%	$(49,638)	(32.1)%	(8.1)	(20.4)%
Services	118,257	52.7%	125,785	50.9%	(7,528)	(6.0)%	1.8	3.5%
Total	$223,375	40.1%	$280,541	44.1%	$(57,166)	(20.4)%	(4.0)	(9.1)%

The decrease in total consolidated gross profit was predominantly due to the lower sales volume as previously discussed, as well as end-of-life inventory charges of $12.4 million. Excluding the end-of-life inventory charge, total gross profit margin would have been 42.3%. See Note 6 to the consolidated financial statements in Item 8 of this Form 10-K for additional discussion.

Products gross profit decreased primarily due to the lower sales volume, as previously discussed, and the under absorption of supply chain overhead resulting from lower production, as well as an end-of-life inventory charge of $12.4 million, partially offset by savings achieved in the current year from cost restructuring activities. Excluding the end-of-life inventory charge, products gross profit margin would have been 35.3%. See Note 6 to the consolidated financial statements in Item 8 of this Form 10-K for additional discussion.

Operating expenses

The following table sets forth the components of operating expenses for the years ended December 31, 2020 and 2019.

Table 3

	Year Ended December 31,
	2020		2019		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$219,895	39.5%	$254,355	40.0%	$(34,460)	(13.5)%
Research and development expenses	74,143	13.3%	83,290	13.1%	(9,147)	(11.0)%
Impairment of goodwill	48,300	8.7%	—	—%	48,300	100.0%
Total operating expenses	$342,338	61.4%	$337,645	53.1%	$4,693	1.4%

Selling, general and administrative expenses decreased due to an employee furlough program in the second quarter of 2020; reduced hiring and lower travel expenses incurred in the current year, resulting from the COVID-19 pandemic; savings achieved in the current year from cost restructuring activities, including personnel and marketing activities; reduced litigation and legal fees incurred in the current year; and the run-out of certain intangible amortization. These savings were partially offset by restructuring efforts, predominantly employee severance and facility closings, and related impairment charges. See Note 24 to the consolidated financial statements in Item 8 of this Form 10-K for additional discussion regarding restructuring charges. See Note 7 to the consolidated financial statements in Item 8 of this Form 10-K for additional discussion regarding facility closings and related impairment charges.

Research and development expenses decreased due to an employee furlough program in the second quarter of 2020, current year savings achieved from cost restructuring activities, including personnel, originating in 2019, as well as lower overall program spend; partially offset by an increase in materials spend.

For the year ended December 31, 2020, we recorded a non-cash goodwill impairment charge of $48.3 million, related to the EMEA reporting unit, that was ultimately due to the negative impact on the business environment as a result of the COVID-19 pandemic. See Note 9 to the consolidated financial statements in Item 8 of this Form 10-K for additional discussion.

Loss from operations

The following table sets forth loss from operations for the years ended December 31, 2020, and 2019.

Table 4

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Loss from operations:	$(118,963)	$(57,104)

See “Revenue,” “Gross profit and gross profit margins” and “Operating expenses” above.

Interest and other expense, net

The following table sets forth the components of interest and other expense, net, for the years ended December 31, 2020 and 2019.

Table 5

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Interest and other expense, net
Foreign exchange loss	$(4,762)	$(2,287)
Interest expense, net	(3,991)	(3,233)
Other expense, net	(15,694)	(2,476)
Total interest and other expense, net	$(24,447)	$(7,996)

Total interest and other expense, net, for the year ended December 31, 2020 as compared to the year ended December 31, 2019 resulted in additional expense due to withholding taxes related to the Cimatron divestiture, loss on the divestiture of our Australia ODM and Wuxi Easyway businesses, as well as amounts previously recognized in Accumulated Other Comprehensive Loss ("AOCL") were released in the second quarter of 2020 and reclassified to "Interest and other expense, net," as a result of the reduction in the interest rate swap. See Note 13 to the consolidated financial statements in Item 8 of this Form 10-K for additional discussion. For the years ended December 31, 2020 and 2019, losses on equity investments were recorded in both periods to "Other expense, net".

Benefit and provision for income taxes

We recorded a $6.2 million and a $4.5 million provision for income taxes for the years ended December 31, 2020 and 2019, respectively.

In 2020, our provision reflected $1.8 million in U.S. tax expense and $4.4 million of tax expense in foreign jurisdictions. In 2019, our provision reflected $0.3 million in U.S. tax benefit and $4.9 million of tax expense in foreign jurisdictions.

During 2020 and 2019, we concluded that it is more likely than not that our deferred tax assets will not be realized in certain jurisdictions, including the U.S. and certain foreign jurisdictions; therefore, we have a valuation allowance recorded against our deferred tax assets on our consolidated balance sheets totaling $123.1 million and $109.6 million as of December 31, 2020 and 2019, respectively.

For further discussion, see Note 2 and Note 21 to the consolidated financial statements in Item 8 of this Form 10-K.

Net loss attributable to 3D Systems

The following table sets forth the primary components of net loss attributable to 3D Systems for the years ended December 31, 2020 and 2019.

Table 6

	Year Ended December 31,
(Dollars in thousands)	2020	2019	Change
Loss from operations	$(118,963)	$(57,104)	$(61,859)
Other non-operating items:
Interest and other expense, net	(24,447)	(7,996)	(16,451)
Provision for income taxes	(6,184)	(4,532)	(1,652)
Net loss	(149,594)	(69,632)	(79,962)
Less: net income attributable to noncontrolling interests	—	248	(248)
Net loss attributable to 3D Systems Corporation	$(149,594)	$(69,880)	$(79,714)

Weighted average shares, basic and diluted	117,579	113,811
Loss per share, basic and diluted	$(1.27)	$(0.61)

The increase in net loss for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily driven by an increase in loss from operations. See “Gross profit and gross profit margins” and “Operating expenses” above.

Liquidity and Capital Resources

Table 7

			Change
(Dollars in thousands)	December 31, 2020	December 31, 2019	$	%
Cash and cash equivalents	$75,010	$133,665	$(58,655)	(43.9)%
Accounts receivable, net	114,254	109,408	4,846	4.4%
Inventories	116,667	111,106	5,561	5.0%
	305,931	354,179	(48,248)
Less:
Current portion of long term debt	2,051	2,506	(455)	(18.2)%
Current right of use liabilities	9,534	9,569	(35)	(0.4)%
Accounts payable	45,174	49,851	(4,677)	(9.4)%
Accrued and other liabilities	69,812	63,095	6,717	10.6%
	126,571	125,021	1,550
Operating working capital	$179,360	$229,158	$(49,798)	(21.7)%

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

Cash flow from operations, cash and cash equivalents, and other sources of liquidity such as bank credit facilities and issuing equity or debt securities, are expected to be available and sufficient to meet foreseeable cash requirements. We hold a 5-year $100.0 million senior secured term loan facility (the “Term Facility”) and a 5-year $100.0 million senior secured revolving credit facility (the “Revolving Facility,” and, together with the Term Facility, the “Senior Credit Facility”) to support working capital and general corporate purposes. As of December 31, 2020, we have availability under the Revolving Facility of $62.0 million, and an outstanding balance on the Term Facility of $21.4 million. For additional information on the Senior Credit Facility, see Note 12 to the consolidated financial statements in Item 8 of this Form 10-K.

On January 1, 2021, the Company completed the sale of 100% of the issued and outstanding equity interests of Cimatron Ltd., the subsidiary that operated the Company’s Cimatron integrated CAD/CAM software for tooling business and its GibbsCAM CNC programming software business, for approximately $64.2 million, after certain adjustments and excluding $9.2 million of cash amounts transferred to the purchaser. See Note 26 to the consolidated financial statements in Item 8 of this Form 10-K. A portion of the proceeds from the sale were used to repay the outstanding balance on the Term Facility

Cash held outside the U.S. at December 31, 2020 was $49.7 million, or 66.2% of total cash and cash equivalents, compared to $75.7 million, or 56.5% of total cash and cash equivalents at December 31, 2019. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant federal and state taxes. However, these dividends are subject to foreign withholding taxes that are estimated to result in the Company incurring tax costs in excess of the cost to obtain cash through other means. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash flow” discussion below.

Days sales outstanding (DSO) was 69 at December 31, 2020, compared to 67 days for the year at December 31, 2019. Accounts receivable more than 90 days past due decreased to 6.9% of gross receivables at December 31, 2020, from 12.1% at December 31, 2019. We review specific receivables periodically to determine the appropriate reserve for accounts receivable.

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

Cash flow

Cash flow from operations

Cash used in operating activities for the year ended December 31, 2020 was $20.1 million and cash provided by operating activities for the year ended December 31, 2019 was $31.6 million. Excluding non-cash charges from depreciation and amortization of $44.6 million, stock-based compensation of $17.7 million and other expenses of $73.6 million, the net loss used cash of $13.7 million and provided cash of $6.3 million for the years ended December 31, 2020 and December 31, 2019, respectively. Non-cash charges generally consist of depreciation, amortization, inventory obsolescence, stock-based compensation and goodwill impairment.

Working capital requirements used cash of $6.5 million for the year ended December 31, 2020 and working capital improvements provided cash of $25.3 million for the year ended December 31, 2019. For the year ended December 31, 2020, drivers of working capital related to cash outflows were an increase in inventory and prepaid expenses and other current assets and a decrease in accounts payable; partially offset by an increase in accrued and other liabilities and deferred revenue and customer deposits.

Cash flow from investing activities

The primary outflow of cash from investing activities for the years ended December 31, 2020 and 2019 relate to purchases of noncontrolling interests and capital expenditures. Purchases of noncontrolling interests were $10.0 million, related to Robtec, and $2.5 million, related to Wuxi Easyway, for the year ended December 31, 2020. See Note 19 to the consolidated financial statements in Item 8 of this Form 10-K for additional discussion. Capital expenditures were $13.6 million and $24.0 million for the years ended December 31, 2020 and 2019, respectively. The lower expenditures in 2020 reflect the reduced spending due to the lower revenue volume because of the pandemic.

Cash flow from financing activities

Cash used in financing activities was $7.0 million for the year ended December 31, 2020, while cash provided by financing activities was $18.7 million for the year ended December 31, 2019. The primary outflow of cash for the year ended December 31, 2020 relates to repayment of the Term Facility and settlements of stock-based compensation, partially offset by net proceeds from issuances of common stock under our ATM Program and proceeds from an inventory financing agreement. The primary source of cash for the year ended December 31, 2019 relates to borrowing on the Term Facility, partially offset by repayments under the Prior Credit Agreement and Term Facility and settlement of stock-based compensation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Contractual Obligations and Commercial Commitments

The table below summarizes our contractual obligations as of December 31, 2020.

Table 9

	Payments Due by Period
(Dollars in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Long-term debt obligations	$2,051	6,740	$12,601	$—	$21,392
Operating lease obligations [a]	11,206	16,528	11,552	19,801	59,087
Finance lease obligations [a]	1,624	3,242	2,998	6,845	14,709
Purchase commitments [b]	55,317	—	—	—	55,317
Total	$70,198	$26,510	$27,151	$26,646	$150,505

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

Other Contractual Commitments

Credit facilities

On February 27, 2019, we entered into the Senior Credit Facility, which replaced the Prior Credit Agreement. Borrowings under the Senior Credit Facility were used to refinance the existing indebtedness under the Prior Credit Agreement and were used to support working capital and for general corporate purposes. For further discussion of the Senior Credit Facility, see Note 12 to the consolidated financial statements in Item 8 of this Form 10-K.

We were in compliance with all covenants as of December 31, 2020 and December 31, 2019.

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

Financial Instruments

We conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. We had $101.8 million and $102.4 million in notional foreign exchange contracts outstanding as of December 31, 2020 and 2019, respectively. The fair value of these contracts was not material. For our hedges of foreign exchange rates, we have elected to not prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, changes in fair value are recognized in interest and other expense, net in the consolidated statements of operations and comprehensive loss and, depending on the fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in the consolidated balance sheets.

We use derivative financial instruments to manage our exposure to changes in interest rates on outstanding debt instruments. For those instruments that qualify and where we elect to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” related gains and losses (realized or unrealized) related to derivative instruments are recognized in accumulated other comprehensive income (loss) and are reclassified into earnings when the underlying transaction is recognized in net earnings and, depending on the fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in the consolidated balance sheets.

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

Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. We review goodwill for impairment annually or when circumstances indicate that the likelihood of an impairment is greater than 50%. Such circumstances include a significant adverse change in the business climate for one of our reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit. The test for goodwill impairment compares the fair value of each of reporting unit to its respective carrying value. The process requires a significant level of estimation and use of judgment by management, particularly the estimate of the fair value of our reporting units. Our reporting units are Americas, EMEA and APAC.

We estimate the fair value of our reporting units based primarily on the discounted projected cash flows of the underlying operations, which requires us to make assumptions about estimated cash flows, including profit margins, long-term forecasts, discount rates and terminal growth rates. We developed these assumptions based on the market and geographic risks unique to each reporting unit.

Our EMEA, APAC and Americas reporting units carry approximately $127.6 million, $34.2 million and zero of goodwill, respectively, as of December 31, 2020. Goodwill in the Americas region was written off in 2015. The net carrying values of our long-lived assets in the EMEA, APAC, and Americas regions are approximately $49.2 million, $5.5 million, and $48.8 million, respectively.

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

We conducted our annual impairment testing for the years ended December 31, 2020 and 2019 as of November 30, 2020 and 2019, respectively. There was no additional goodwill impairment for the years ended December 31, 2020 and 2019.

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

Interest rates

Our earnings exposure related to movements in interest rates is primarily derived from variable interest rate borrowings. At December 31, 2020, we had $21.4 million in variable-rate debt, of which $6.4 million was not subject to interest rate swap agreements. A hypothetical interest rate change of 10% would not have a material impact on annualized interest expense.

Foreign exchange rates

Because we conduct our operations in many areas of the world involving transactions denominated in a variety of currencies, our results of operations as expressed in U.S. dollars may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. In 2020, approximately 50.6% of our net sales and a significant portion of our costs were denominated in currencies other than the dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the euro, Japanese yen, British pound, South Korean won or other currencies in which we receive sale proceeds and the dollar have a direct impact on our operating results. There is normally a time lag between our sales and collection of the related sales proceeds, exposing us to additional currency exchange rate risk.

When practicable, we endeavor to match assets and liabilities in the same currency on our U.S. balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions.

At December 31, 2020, a hypothetical change of 10% in foreign currency exchange rates would cause a change in revenue of approximately $24.1 million, assuming all other variables remained constant.

We enter into foreign currency forward contracts to reduce the effect of fluctuating foreign currencies. At December 31, 2020, we had notional forward exchange contracts outstanding of $101.8 million. We believe these foreign currency forward contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Commodity prices

We are exposed to price volatility related to raw materials and energy products in conjunction with our printer assembly and print materials blending processes. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. At December 31, 2020, a hypothetical 10% change in commodity prices for raw materials would cause a change to cost of sales of approximately $5.1 million.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e), as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020 that our disclosure controls and procedures were not effective at the reasonable assurance level because of material weaknesses described below.

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

Management assessed the effectiveness of our internal control over financial reporting based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Because of the material weaknesses described below, our management believes that, as of December 31, 2020, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation and audit of our financial statements for the period ended December 31, 2020, we and our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting related to a lack of certain controls, or improper execution of designed control procedures, (1) for certain non-standard contracts and non-standard contract terms and (2) over the review of internally prepared reports and analyses utilized in the financial closing process. These control deficiencies were partially related to employee turnover, resulting in a temporary shortage of personnel with appropriate knowledge or skills to perform an effective review during our financial statement close process. In addition, certain control deficiencies related to the completeness and review of transactions that were infrequent in nature.

While these control deficiencies did not result in material misstatements of our annual or interim consolidated financial statements, they did result in immaterial out-of-period adjustments that were recorded in the quarter ended December 31, 2020. Material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in annual or interim consolidated financial statements may not be prevented or detected in a timely manner. Accordingly, our management concluded that the control deficiencies represent material weaknesses in our internal control over financial reporting and, therefore, our internal control over financial reporting was not effective as of December 31, 2020.

The Company’s independent registered public accounting firm, BDO USA, LLP, which audited the 2020 consolidated financial statements included in this Form 10-K, has expressed an adverse opinion on the operating effectiveness of the Company's internal control over financial reporting. BDO USA, LLP’s report appears on pages F-2 to F-6 of this Form 10-K.

Remediation Plan

We are working to remediate the material weaknesses through the development and implementation of more formal policies, processes and documentation procedures relating to our financial reporting as well as the hiring of additional accounting personnel and the training of new personnel and existing personnel in new roles on proper execution of designed control procedures. In addition, we may engage outside consultants to advise on changes in the design of our controls and procedures or to advise on technical accounting matters. We believe that our remediation plan will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. However, as we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, we cannot assure you when the Company will remediate such weaknesses, nor can we be certain that additional actions will not be required or the costs of any such additional actions. Moreover, we cannot assure you that additional material weaknesses will not arise in the future.

Changes in Internal Controls over Financial Reporting

The material weaknesses described above were identified after December 31, 2020. The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses described above. The implementation of the material aspects of this remediation began in the first quarter of fiscal year 2021; therefore, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in response to this Item will be set forth in our Proxy Statement for our 2021 Annual Meeting of Stockholders (“Proxy Statement”) under the captions “Proposal One: Election of Directors,” “Corporate Governance Matters,” “Delinquent Section 16(a) Reports,” “Corporate Governance Matters—Code of Conduct and Code of Ethics,” “Corporate Governance Matters—Corporate Governance and Nominating Committee,” and “Corporate Governance Matters—Audit Committee.”

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

Equity Compensation Plans

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2020. For a description of these plans, please see Note 16 to the consolidated financial statements in Item 8 of this Form 10-K.

(in thousands, except exercise price)	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights [a]	Number of securities remaining available for future issuance under equity compensation plans [b]
Equity compensation plans approved by stockholders:
Stock options	420	$13.26
Restricted stock units	1,100
Total	1,520		6,312
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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(3)	Exhibits
The following exhibits are included as part of this filing and incorporated herein by this reference:

2.1	Share Purchase Agreement, dated November 2, 2020, by and among 3D Systems, Inc., 3D Systems Corporation and ST Acquisition Co. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed November 4, 2020.)

2.2	First Amendment to Share Purchase Agreement, dated December 31, 2020, by and among ST Acquisition Co., 3D Systems, Inc. and 3D Systems Corporation (Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, filed January 4, 2021.)

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

3.3	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

3.4	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on October 7, 2011. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on October 7, 2011.)

3.6	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on May 21, 2013. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on May 22, 2013.)

3.7	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on March 15, 2018.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 (Registration No. 333-182065), filed on June 12, 2012.)

4.2	Description of Common Stock. (Incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2020.)

4.3*	Amended and Restated 2015 Incentive Plan of 3D Systems Corporation effective September 3, 2020. (Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 5, 2020.)

4.4*	Appendix A to the 2015 Incentive Plan of 3D Systems Corporation effective May 19, 2015. (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 6, 2015.)

4.5*†	Form of Restricted Stock Award Agreement under the Amended and Restated 2015 Incentive Plan.

4.6*†	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2015 Incentive Plan.

4.7*	Form of Stock Option Award Agreement under the Amended and Restated 2015 Incentive Plan. (Incorporated by reference to Exhibit 4.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2020.)

4.8*	Form of Restricted Stock Award Agreement with Share Price Vesting Conditions (Incorporated by reference to Exhibit 4.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017.)

4.9*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2015 Incentive Plan. (Incorporated by reference to Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2020.)

4.10*†	Revised Form of Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2015 Incentive Plan.

10.1	Lease Agreement dated February 8, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed on February 10, 2006.)

10.2	First Amendment to Lease Agreement dated August 7, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on August 14, 2006.)

10.3	Second Amendment to Lease Agreement effective as of October 6, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on October 10, 2006.)

10.4	Third Amendment to Lease Agreement effective as of December 18, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on December 20, 2006.)

10.5	Fourth Amendment to Lease Agreement effective as of February 26, 2007 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on March 1, 2007.)

10.6	Fifth Amendment to Lease Agreement effective as of March 17, 2011 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, filed on March 21, 2011.)

10.7†	Amended and Restated Lease Agreement dated February 25, 2021 between 3D Systems Corporation and 3D Fields, LLC.

10.8	Credit Agreement, dated as of October 10, 2014, among 3D Systems Corporation, the Guarantors party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner, HSBC Bank USA, N.A., as Syndication Agent, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on October 14, 2014.)

10.9	Credit Agreement, dated February 27, 2019, among 3D Systems Corporation, HSBC Bank USA, National Association, as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, the guarantors party thereto, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 28, 2019).

10.10	Security Agreement, dated February 27, 2019, among 3D Systems Corporation, 3D Holdings, LLC, 3D Systems, Inc., and HSBC Bank USA, National Association, as Administrative Agent. (Incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 28, 2019).

10.11	First Amendment, dated September 30, 2019, to the Credit Agreement, dated February 27, 2019, among 3D Systems Corporation, HSBC Bank USA, National Association, as Administrative Agent, Sole Lead Arranger and Sole Bookrunner, the guarantors party thereto, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-Q for the quarter ended September 30, 2019, filed on October 30, 2019).

10.12
Second Amendment, dated October 9, 2020, to the Credit Agreement, dated February 27, 2019, among 3D Systems Corporation, HSBC Bank USA, National Association, as Administrative Agent, Swing Loan Lender and Issuing Lender, the guarantors party thereto, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 14, 2020.)

10.13*	Charles W. Hull Consulting Arrangement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on July 29, 2010.)

10.14*	Employment Agreement, dated August 4, 2016, between 3D Systems Corporation and Charles W. Hull. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed August 8, 2016.)

10.15*	Employment Agreement, dated April 1, 2016, between 3D Systems Corporation and Vyomesh I. Joshi. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on April 4, 2016.)

10.16*	Advisory Agreement, dated February 6, 2020 between 3D Systems Corporation and Vyomesh I. Joshi. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K , filed February 6, 2020.)

10.17*	Employment Agreement between 3D Systems Corporation and Todd Booth, dated August 15, 2019. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on August 19, 2019.)

10.18*	Employment Agreement, dated June 15, 2016, between 3D Systems Corporation and Andrew M. Johnson. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on June 16, 2016.)

10.19*	Employment Agreement, dated September 5, 2016, between 3D Systems SA and Herbert Koeck. (Incorporated by reference to exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 28, 2019).

10.20*	Letter of Secondment, dated March 5, 2018, between 3D Systems Corporation and Herbert Koeck. (Incorporated by reference to exhibit 10.25 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 28, 2019).

10.21*	Second Letter of Secondment, dated January 8, 2020, between 3D Systems Corporation and Herbert Koeck. (Incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2020.)

10.22
Amendment to the Second Letter of Secondment, dated August 13, 2020, between 3D Systems Corporation and Herbert Koeck (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed August 17, 2020.)

10.23*	Employment Agreement, dated August 24, 2016, between 3D Systems Corporation and Philip Schultz. (Incorporated by reference to exhibit 10.26 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 28, 2019).

10.24*	3D Systems Corporation Change of Control Severance Policy (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 23, 2018.)

10.25*	Employment Agreement, dated May 11, 2020, between 3D Systems Corporation and Dr. Jeffrey A. Graves (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 14, 2020.)

10.26*	Executive Services Agreement, dated May 19, 2020, between 3D Systems Corporation and Wayne Pensky (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 19, 2020.)

10.27*	Employment Agreement, dated August 21, 2020, between 3D Systems Corporation and Jagtar Narula (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 26, 2020.)

10.28*	Employment Agreement, dated November 21, 2016, between 3D Systems Corporation and Menno Ellis (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 5, 2020.)

10.29*	Employment Agreement, dated October 1, 2020, between 3D Systems Corporation and Reji Puthenveetil (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 5, 2020.)

10.30*†	Amendment No. 1 to the Employment Agreement, dated February 22, 2021, between 3D Systems Corporation and Reji Puthenveetil.

10.31*	Consulting Agreement, dated October 1, 2020, between 3D Systems Corporation and Reji Puthenveetil (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 5, 2020.)

10.32*†	Amended and Restated Employment Agreement, dated January 1, 2021, between 3D Systems Corporation and Jeff Blank.

10.33	Equity Distribution Agreement, dated August 5, 2020, by and among 3D Systems Corporation and Truist Securities, Inc. and HSBC Securities (USA) Inc. (Incorporated by reference to Exhibit 1.1 of Registrant’s Current Report on Form 8-K filed on August 5, 2020.)

21.1†	Subsidiaries of Registrant.

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 5, 2021.

31.2†	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 5, 2021.

32.1†	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 5, 2021.

32.2†	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 5, 2021.

101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because the its XBRL tags are embedded within the Inline XBRL document.In

101.SCH†	Inline XBRL Taxonomy Extension Scheme Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

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

3D Systems Corporation
By:	/s/ DR. JEFFREY A. GRAVES
Dr. Jeffrey A. Graves
President, Chief Executive Officer and Director
Date:	March 5, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DR. JEFFREY A. GRAVES	Chief Executive Officer, President and Director	March 5, 2021
Dr. Jeffrey A. Graves	(principal executive officer)

/s/ JAGTAR NARULA	Executive Vice President and Chief Financial Officer	March 5, 2021
Jagtar Narula	(principal financial officer)

/s/ CHARLES W. HULL	Executive Vice President, Chief Technology	March 5, 2021
Charles W. Hull	Officer and Director

/s/ ANTHONY J. GRABENAU	Vice President, Global Corporate Controller	March 5, 2021
Anthony J. Grabenau	(principal accounting officer)

/s/ CHARLES G. MCCLURE, JR	Chairman of the Board of Directors	March 5, 2021
Charles G. McClure, Jr.

/s/ MALISSIA R. CLINTON	Director	March 5, 2021
Malissia R. Clinton

/s/ WILLIAM E. CURRAN	Director	March 5, 2021
William E. Curran

/s/ THOMAS W. ERICKSON	Director	March 5, 2021
Thomas W. Erickson

/s/ WILLIAM D. HUMES	Director	March 5, 2021
William D. Humes

/s/ JIM D. KEVER	Director	March 5, 2021
Jim D. Kever

/s/ KEVIN S. MOORE	Director	March 5, 2021
Kevin S. Moore

/s/ VASANT PADMANABHAN	Director	March 5, 2021
Vasant Padmanabhan

/s/ JOHN J. TRACY	Director	March 5, 2021
Dr. John J. Tracy

/s/ JEFFREY WADSWORTH	Director	March 5, 2021
Dr. Jeffrey Wadsworth

3D Systems Corporation

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
3D Systems Corporation
Rock Hill, South Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 3D Systems Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 5, 2021 expressed an adverse opinion thereon.

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

Assessment of Goodwill Recoverability

As described in Notes 2 and 9 to the Company’s consolidated financial statements, goodwill totaled $161.8 million as of December 31, 2020. The carrying values of goodwill for the Europe and Middle East (“EMEA”), Asia Pacific (“APAC”), and Americas reporting units were $127.6 million, $34.2 million, and $0, respectively, as of December 31, 2020. The Company performs an annual assessment of the recoverability of its goodwill during the fourth quarter, and also performs an assessment on an interim basis when events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. As a result of triggering events identified by the Company during the first and third quarters of 2020, including the impact of COVID-19 pandemic on its revenue and earnings, the Company performed interim goodwill impairment tests in each of these quarterly periods. One of the valuation methods utilized by the Company to estimate the fair value of its reporting units is based on the discounted projected cash flows of the underlying operations. At September 30, the Company recognized a non-cash impairment charge of $48.3 million reducing the carrying value of goodwill in the EMEA reporting unit as a result of an interim goodwill impairment assessment performed during the third quarter of the fiscal year.

We identified the evaluation of goodwill for impairment for the EMEA reporting unit as of March 31 and as of September 30 as a critical audit matter. The determination of the fair value of the reporting unit requires management to estimate the future cash flows which include significant judgments about revenues, profit margins, long-term operating forecasts, country-specific risk premiums, terminal growth rates, and discount rates. These judgments are subject to inherent economic and other uncertainties, including the projected impact from the COVID-19 pandemic, and changes in the mix of sales and ordering patterns from certain enterprise customers. Auditing management’s significant assumptions used in the assessment of the recoverability of goodwill involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of controls related to management’s forecasting process, including controls over the data, inputs, and assumptions utilized to determine the fair value of the EMEA reporting unit, including the assessment of historical information utilized, revenues, profit margins, long-term operating forecasts, terminal growth rates, and discount rates.
•Evaluating management’s ability to forecast and the reasonableness of management’s assumptions used to develop cash flow forecasts and projections by comparing them to prior period forecasts, historical operating performance, internal and external communications made by the Company, guidance released by customers and competitors, and forecasted information included in industry reports, including external reports related to forecasted economic recovery from COVID-19 related business disruptions.
•Testing the completeness, accuracy, and relevance of the underlying data used in the discounted cash flow analysis.
•Performing sensitivity analyses to assess the impact that fluctuations in the projected growth rates might have on the estimated fair value of the reporting unit.
•Utilizing professionals with specialized skills and knowledge in valuation to assist in evaluating the appropriateness of the country-specific risk premium, terminal growth rate, and discount rate assumptions used to estimate the fair value of the EMEA reporting unit.

Revenue from Collaboration and Licensing Agreements

As described in Note 4 to the consolidated financial statements, the Company recognizes revenue when control of the promised products or services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company recognized approximately $6.9 million related to collaboration arrangements with customers for the year ended December 31, 2020. The nature of the activities performed, and consideration exchanged through the Company’s collaborative agreements, varies such that certain agreements meet the definition of customer relationships for which revenue is recorded, while others do not meet this definition. The Company’s collaborative revenue contracts may contain multiple performance obligations and may contain fees for licensing, research and development services, contingent milestone payments upon achievement of developmental contractual criteria, and/or royalty fees based on the licensees' product revenue.

We identified revenue recognition from collaborative agreements with customers as a critical audit matter. Management makes significant judgments in identifying customer relationships and in determining revenue recognition for its collaborative agreements with customers, including the evaluation of distinct performance obligations, the identification and evaluation of material rights, the estimation of variable consideration, and the determination of the pattern of transfer of control for each distinct performance obligation. Auditing management’s judgments and estimates required significant audit effort and auditor subjectivity and in addition, as described in the “Opinion on Internal Control over Financial Reporting” section above, a material weakness was identified that encompasses this matter.

The primary procedures we performed to address this critical audit matter included:

•Assessing the completeness of collaboration arrangements that require assessment for proper accounting treatment by inspecting Company press releases, Committee meeting minutes, and credits within Research & Development expense general ledger accounts.
•Evaluating the reasonableness of management’s judgments to determine whether customer relationships exist in its collaborative arrangements.
•Examining a sample of revenue contracts and other source documents to test management's identification of significant terms for completeness and assessing the appropriateness of the treatment for such terms, including the identification of distinct performance obligations, material rights, and variable consideration.
•Evaluating the reasonableness of management’s judgments and estimates to calculate variable consideration, and the timing of recognizing the related revenue subject to any constraints.
•Evaluating the appropriateness of management’s determination of whether identified performance obligations meet the criteria for over-time revenue recognition.
•Evaluating the appropriateness of the method used to recognize revenue and testing the relevant inputs and assumptions to the revenue recognition calculations.

We have served as the Company's auditor since 2003.

/s/ BDO USA, LLP

Charlotte, North Carolina

March 5, 2021

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
3D Systems Corporation
Rock Hill, South Carolina

Opinion on Internal Control over Financial Reporting

We have audited 3D System Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as “the financial statements”) and our report dated March 5, 2021 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to design and maintain controls over the identification and review of contracts with financial accounting implications and the financial reporting and close process have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 financial statements, and this report does not affect our report dated March 5, 2021 on those financial statements.

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

/s/ BDO USA, LLP

Charlotte, North Carolina

March 5, 2021

3D SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$75,010	$133,665
Accounts receivable, net of reserves — $4,392 (2020) and $8,762 (2019)	114,254	109,408
Inventories	116,667	111,106
Prepaid expenses and other current assets	33,145	18,991
Current assets held for sale	18,439	—
Total current assets	357,515	373,170
Property and equipment, net	75,356	92,940
Intangible assets, net	28,083	48,338
Goodwill	161,765	223,176
Right of use assets	48,620	36,890
Deferred income tax asset	6,247	5,408
Assets held for sale	31,684	—
Other assets	23,785	27,390
Total assets	$733,055	$807,312
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long term debt	$2,051	$2,506
Current right of use liabilities	9,534	9,569
Accounts payable	45,174	49,851
Accrued and other liabilities	69,812	63,095
Customer deposits	7,750	5,712
Deferred revenue	30,302	32,231
Current liabilities held for sale	11,107	—
Total current liabilities	175,730	162,964
Long-term debt, net of deferred financing costs	19,218	45,215
Long-term right of use liabilities	48,469	35,402
Deferred income tax liability	4,716	4,027
Liabilities held for sale	2,952	—
Other liabilities	51,247	45,808
Total liabilities	302,332	293,416
Commitments and contingencies (Note 22)
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 127,626 (2020) and 121,266 (2019)	128	120
Additional paid-in capital	1,404,964	1,371,564
Treasury stock, at cost — 3,494 shares (2020) and 3,670 shares (2019)	(22,590)	(18,769)
Accumulated deficit	(943,303)	(793,709)
Accumulated other comprehensive loss	(8,476)	(37,047)
Total 3D Systems Corporation stockholders' equity	430,723	522,159
Noncontrolling interests	—	(8,263)
Total stockholders’ equity	430,723	513,896
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$733,055	$807,312

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Revenue:
Products	$332,799	$389,337	$433,100
Services	224,441	247,017	258,445
Total revenue	557,240	636,354	691,545
Cost of sales:
Products	227,681	234,581	233,678
Services	106,184	121,232	133,473
Total cost of sales	333,865	355,813	367,151
Gross profit	223,375	280,541	324,394
Operating expenses:
Selling, general and administrative	219,895	254,355	272,287
Research and development	74,143	83,290	95,298
Impairment of goodwill	48,300	—	—
Total operating expenses	342,338	337,645	367,585
Loss from operations	(118,963)	(57,104)	(43,191)
Interest and other expense, net	(24,447)	(7,996)	(37)
Loss before income taxes	(143,410)	(65,100)	(43,228)
Provision for income taxes	(6,184)	(4,532)	(2,035)
Net loss	(149,594)	(69,632)	(45,263)
Less: net income attributable to noncontrolling interests	—	248	242
Net loss attributable to 3D Systems Corporation	$(149,594)	$(69,880)	$(45,505)

Net loss per share available to 3D Systems Corporation common stockholders - basic and diluted	$(1.27)	$(0.61)	$(0.41)

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Net loss	$(149,594)	$(69,632)	$(45,263)
Other comprehensive income (loss), net of taxes:
Pension adjustments	783	(1,060)	(92)
Derivative financial instruments	(403)	(318)	—
Foreign currency translation	28,752	2,996	(17,068)
Total other comprehensive income (loss), net of taxes:	29,132	1,618	(17,160)
Total comprehensive loss, net of taxes	(120,462)	(68,014)	(62,423)
Comprehensive income attributable to noncontrolling interests	—	191	524
Comprehensive loss attributable to 3D Systems Corporation	$(120,462)	$(68,205)	$(62,947)

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net loss	$(149,594)	$(69,632)	$(45,263)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	44,595	50,396	59,293
Stock-based compensation	17,725	23,587	29,253
Provision for inventory obsolescence and revaluation	12,373	—	—
Loss on hedge accounting de-designation	1,235	—	—
Provision for bad debts	457	1,308	1,824
Loss on the disposition of property, equipment and other assets	5,274	2,282	—
Provision for deferred income taxes	(1,206)	(3,354)	(2,990)
Impairment of assets	55,484	1,728	1,998
Changes in operating accounts:
Accounts receivable	(6,052)	15,071	599
Inventories	(9,901)	18,447	(34,035)
Prepaid expenses and other current assets	(16,218)	9,150	40,922
Accounts payable	(6,653)	(16,846)	11,559
Deferred revenue and customer deposits	3,231	677	(2,383)
Accrued and other liabilities	28,286	(1,346)	(57,212)
All other operating activities	843	113	1,231
Net cash (used in) provided by operating activities	(20,121)	31,581	4,796
Cash flows from investing activities:
Purchases of property and equipment	(13,643)	(23,985)	(40,694)
Proceeds from sale of assets	1,554	1,620	333
Purchase of noncontrolling interest	(12,500)	(2,500)	—
Other investing activities	356	(2,007)	(1,466)
Net cash used in investing activities	(24,233)	(26,872)	(41,827)
Cash flows from financing activities:
Proceeds from revolving credit facilities	20,000	—	—
Payments on revolving credit facilities	(20,000)	—	—
Proceeds from borrowings	—	100,000	25,000
Repayment of borrowings/long term debt	(26,840)	(76,768)	—
Proceeds from issuance of common stock	24,702	—	—
Payments related to net-share settlement of stock based compensation	(5,138)	(3,194)	(7,367)
Payments on earnout consideration	—	—	(2,675)
Other financing activities	296	(1,338)	(694)
Net cash (used in) provided by financing activities	(6,980)	18,700	14,264
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,428	289	(3,145)
Net increase (decrease) in cash, cash equivalents and restricted cash	(49,906)	23,698	(25,912)
Cash, cash equivalents and restricted cash at the beginning of the period [a]	134,617	110,919	136,831
Cash, cash equivalents and restricted cash at the end of the period [a]	$84,711	$134,617	$110,919

Supplemental cash flow information
Lease assets obtained in exchange for new lease liabilities (excludes adoption)	$23,309	$8,662	$—
Cash interest payments	$2,109	$3,715	$542
Cash income tax payments, net	$3,706	$10,722	$8,964
Transfer of equipment from inventory to property and equipment, net [b]	$1,055	$3,187	$5,612
Transfer of equipment to inventory from property and equipment, net [c]	$—	$32	$2,563
Noncash financing activity
Purchase of noncontrolling interest [d]	$—	$(11,000)	$—
(a)The amounts for cash and cash equivalents shown above include restricted cash of $540, $952 and $921 as of December 31, 2020, 2019 and 2018, respectively, which were included in Other assets, net, and $9,161 as of December 31, 2020, which was included in Current assets held for sale in the consolidated balance sheets.
(b)Inventory is transferred from inventory to property and equipment at cost when we require additional machines for training or demonstration or for placement into on demand manufacturing services locations.
(c)In general, an asset is transferred from Property and equipment, net, into inventory at its net book value when we have identified a potential sale for a used machine.
(d)Purchase of noncontrolling interest to be paid in installments over a four-year period recorded to Accrued and other liabilities and Other liabilities on the consolidated balance sheets.
See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2020, 2019 and 2018

	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
December 31, 2017	$115	$1,326,250	$(8,203)	$(677,772)	$(21,536)	$618,854	$(2,906)	$615,948
Issuance (repurchase) of stock	2	—	(7,369)	—	—	(7,367)	—	(7,367)
Cumulative impact of change in accounting policy	—	—	—	576	—	576	—	576
Stock-based compensation expense	—	29,253	—	—	—	29,253	—	29,253
Net income (loss)	—	—	—	(45,505)	—	(45,505)	242	(45,263)
Pension adjustment	—	—	—	—	(92)	(92)	—	(92)
Foreign currency translation adjustment	—	—	—	—	(17,350)	(17,350)	282	(17,068)
December 31, 2018	117	1,355,503	(15,572)	(722,701)	(38,978)	578,369	(2,382)	575,987
Issuance (repurchase) of stock	3	—	(3,197)	—	—	(3,194)	—	(3,194)
Acquisition of non-controlling interest	—	(7,526)	—	—	256	(7,270)	(6,072)	(13,342)
Adjustment of RNCI carrying value	—	—	—	(1,128)	—	(1,128)	—	(1,128)
Stock-based compensation expense	—	23,587	—	—	—	23,587	—	23,587
Net income (loss)	—	—	—	(69,880)	—	(69,880)	248	(69,632)
Pension adjustment	—	—	—	—	(1,060)	(1,060)	—	(1,060)
Derivative financial instrument adjustment	—	—	—	—	(318)	(318)	—	(318)
Foreign currency translation adjustment	—	—	—	—	3,053	3,053	(57)	2,996
December 31, 2019	120	1,371,564	(18,769)	(793,709)	(37,047)	522,159	(8,263)	513,896
Issuance (repurchase) of stock	8	23,377	(3,821)	—	—	19,564	—	19,564
Acquisition of non-controlling interest	—	(7,702)	—	—	(561)	(8,263)	8,263	—
Stock-based compensation expense	—	17,725	—	—	—	17,725	—	17,725
Net loss	—	—	—	(149,594)	—	(149,594)	—	(149,594)
Pension adjustment	—	—	—	—	783	783	—	783
Derivative financial instrument loss	—	—	—	—	(1,638)	(1,638)	—	(1,638)
De-designation of derivative instrument	—	—	—	—	1,235	1,235	—	1,235
Foreign currency translation adjustment	—	—	—	—	28,752	28,752	—	28,752
December 31, 2020	$128	$1,404,964	$(22,590)	$(943,303)	$(8,476)	$430,723	$—	$430,723

See accompanying notes to consolidated financial statements.

(1) Basis of Presentation

The consolidated financial statements include the accounts of 3D Systems Corporation and all majority-owned subsidiaries and entities in which a controlling interest is maintained (“3D Systems” or the “Company” or “we” or “us”). A non-controlling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. We include noncontrolling interests as a component of total equity in the consolidated balance sheets and the net income (loss) attributable to noncontrolling interests is presented as an adjustment from net loss used to arrive at net loss attributable to 3D Systems Corporation in the consolidated statements of operations and comprehensive loss. Our annual reporting period is the calendar year.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

Our operations in North America and South America (collectively referred to as "Americas"), Europe and the Middle East (collectively referred to as "EMEA") and the Asia Pacific region ("APAC") expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. While the COVID-19 pandemic has impacted the Company’s reported results for the year ended December 31, 2020, we are unable to predict the longer-term impact that the pandemic may have on our business, results of operations, financial position or cash flows. The extent to which our operations may be impacted by the dynamic nature of the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the financial markets remain unknown.

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

Revenue Recognition

We account for revenue in accordance with Accounting Standard Codification ("ASC") Topic 606, “Revenue from Contracts with Customers,” which we adopted on January 1, 2018, using the modified-retrospective method. Collaborative revenue contracts in which the collaboration partner meets the definition of a customer are recorded in accordance with ASC Topic 606, otherwise recorded in accordance with ASC 808. See Note 4 for further discussion.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when acquired.

Cash and cash equivalents by geographic region for the years ended December 31, 2020, and 2019 were as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Americas	$27,562	$63,374
EMEA	24,875	$44,283
APAC	22,573	$26,008
Total	$75,010	$133,665

Investments

Investments in non-consolidated affiliates (20-50 percent owned companies and joint ventures) are accounted for using the equity method. Investments through which we are not able to exercise significant influence over the investee and which we do not have readily determinable fair values are generally accounted for under the cost method. We did not hold any equity method investments at December 31, 2020 or 2019.

We assess declines in the fair value of investments to determine whether such declines are other-than-temporary. Other-than-temporary impairments of investments are recorded to interest and other expense, net, in the period in which they become impaired.

For the years ended December 31, 2020 and 2019, we recorded impairment charges of $2,361 and $927, respectively, related to certain cost-method investments. The aggregate carrying amount of all investments accounted for under the cost method totaled $5,016 and $8,327 at December 31, 2020 and 2019, respectively, and is included in other assets, net, on our consolidated balance sheets.

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

The following presents the changes in the balance of our allowance for doubtful accounts:

Year Ended	Item	Balance at beginning of year	Additions charged to expense	Other	Balance at end of year
2020	Allowance for doubtful accounts	$8,762	$457	$(4,827)	$4,392
2019	Allowance for doubtful accounts	8,423	1,308	(969)	8,762
2018	Allowance for doubtful accounts	10,258	1,824	(3,659)	8,423

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method.

Long-Lived Assets and Goodwill

We review long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Recoverability is assessed for the carrying value of assets held for use based on a review of undiscounted projected cash flows. Impairment losses, where identified, are measured as the excess of the carrying value of the long-lived asset over its estimated fair value as determined by discounted projected cash flows. No impairment charges for intangible assets with finite lives were recorded for the years ended December 31, 2020 and 2019.

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually on November 30 of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit.
Our reporting units are Americas, EMEA and APAC. We completed the required annual goodwill impairment test as of November 30, 2020. The goodwill impairment test compared the fair value of each reporting unit to their carrying value. We estimated the fair value of our reporting units based primarily on the discounted projected cash flows of the underlying operations. The estimated fair value for each of our reporting units was in excess of their respective carrying values as of December 31, 2020.

For a summary of our goodwill by reporting unit and discussion of goodwill impairment in 2020, see Note 9.

Assets and Liabilities Held for Sale

Once management has committed to disposal of a component of the Company and it is probable of being completed within one year, the assets and liabilities are reclassified as held for sale and net income continues to be reported as from continuing operations, unless it meets requirements to be reclassified as a discontinued operation. See Note 3.

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

We use derivative financial instruments to manage our exposure to changes in interest rates on outstanding debt instruments. For those instruments that qualify and where we elect to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” related gains and losses (realized or unrealized) related to derivative instruments are recognized in accumulated other comprehensive income (loss) and are reclassified into earnings when the underlying transaction is recognized in net earnings and, depending on the fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in the consolidated balance sheets.

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

Earnings (Loss) per Share

Basic earnings (loss) per share are calculated on the weighted-average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive. See Note 18.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs, including trade shows, were $7,561, $13,732 and $13,562 for the years ended December 31, 2020, 2019 and 2018, respectively.

Pension costs

We sponsor a retirement benefit for one of our non-U.S. subsidiaries in the form of a defined benefit pension plan. Accounting standards require the cost of providing this pension benefit be measured on an actuarial basis. Actuarial gains and losses resulting from both normal year-to-year changes in valuation assumptions and differences from actual experience are deferred and amortized. The application of these accounting standards require us to make assumptions and judgements that can significantly affect these measurements. Our critical assumptions in performing these actuarial valuations include the selection of the discount rate to determine the present value of the pension obligations that affects the amount of pension expense recorded in any given period. Changes in the discount rate could have a material effect on our reported pension obligations and related pension expense. See Note 17.

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

See Note 21 for further discussion.

Operating and Finance Leases

We determine if an arrangement contains a lease at inception. Some leases include the options to purchase, terminate or extend for one or more years; these options are included in the right of use ("ROU") asset and liability lease term when it is reasonably certain an option will be exercised. Our leases do not contain any material residual value guarantees or material restrictive covenants.

Most of our leases do not provide an implicit rate, therefore we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of the future lease payments.

Certain of our leases include variable costs. Variable costs include non-lease components that were incurred based upon actual terms rather than contractually fixed amounts. In addition, variable costs are incurred for lease payments that are indexed to a change in rate or index. Because the ROU asset recorded on the balance sheet was determined based upon factors considered at the commencement date, subsequent changes in the rate or index that were not contemplated in the ROU asset balances recorded on the balance sheet result in variable expenses being incurred when paid during the lease term. See Note 5.

Recent Accounting Pronouncements

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The Company adopted this guidance during the first quarter of 2020.

In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (ASC 808), Clarifying the Interaction between ASC 808 and ASC 606" (“ASU 2018-18”). This ASU clarified when transactions between collaborative participants are in the scope of ASC 606. The ASU also provides some guidance on presentation of transactions not in the scope of ASC 606. After adoption during the fourth quarter of 2020 the Company determined it was appropriate to recast the presentation of our previously reported statement of operations for the years ended December 31, 2019 and 2018. The Company acknowledges this standard should have been adopted January 1, 2020. The adoption of this standard did not change the Company's previously reported net loss or loss from operations for the years ended December 31, 2019 or 2018 or any individual quarter therein and the effect on the individual quarters in 2020 was immaterial. The following schedule depicts the annual effect of the adoption on our previously reported statements of operations:

	Year Ended December 31,
	2019			2018
	As reported	Change	Revised	As reported	Change	Revised
Revenue:
Products	$384,577	$4,760	$389,337	$429,215	$3,885	$433,100
Services	244,517	2,500	247,017	258,445	—	258,445
Total revenue	629,094	7,260	636,354	687,660	3,885	691,545

Cost of sales:
Products	229,821	4,760	234,581	229,793	3,885	233,678
Services	121,232	—	121,232	133,473	—	133,473
Total cost of sales	351,053	4,760	355,813	363,266	3,885	367,151
Gross profit	278,041	2,500	280,541	324,394	—	324,394

Operating expenses:
Selling, general and administrative	254,355	—	254,355	272,287	—	272,287
Research and development	80,790	2,500	83,290	95,298	—	95,298
Total operating expenses	335,145	2,500	337,645	367,585	—	367,585
Loss from operations	(57,104)	—	(57,104)	(43,191)	—	(43,191)

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application. This standard is effective for calendar-year public business entities in 2021 and interim periods within that year, and early adoption is permitted. We are in the process of evaluating the impact the new standard will have on our consolidated financial statements.

No other new accounting pronouncements, issued or effective during 2020, have had or are expected to have a significant impact on our consolidated financial statements.

(3) Dispositions

In November 2020, we sold our Australia ODM business in an asset sale for $685. The carrying value of the assets, including net working capital and allocable goodwill, was $1,482. In December 2020, we sold our Wuxi Easyway business in an asset sale for $79. The carrying value of the assets, including net working capital and allocable goodwill, was $3,806. Recognized losses of $4,524 were included in interest and other expense, net on the consolidated statement of operations.

On January 1, 2021, the Company completed the sale of 100% of the issued and outstanding equity interests of Cimatron Ltd.("Cimatron"), the subsidiary that operated the Company’s Cimatron integrated CAD/CAM software for tooling business and its GibbsCAM CNC programming software business for approximately $64,200, after certain adjustments and excluding $9,161 of cash amounts transferred to the purchaser. The assets and liabilities of Cimatron were reclassified to held for sale on the consolidated balance sheet as of December 31, 2020. See Note 26.

The components of Cimatron's assets and liabilities recorded as held for sale on the consolidated balance sheet at December 31, 2020 were as follows:

(in thousands)	December 31, 2020
Assets
Cash and cash equivalents	$9,161
Accounts receivable, net of reserves of $1,154	5,361
Inventories	155
Prepaid expenses and other current assets	3,762
Total current assets held for sale	18,439
Property and equipment, net	202
Intangible assets, net	6,642
Goodwill	21,385
Right of use assets	898
Deferred income tax asset	560
Other assets	1,997
Total assets held for sale	$50,123
Liabilities
Current right of use liabilities	$445
Accounts payable	654
Accrued and other liabilities	5,631
Customer deposits	25
Deferred revenue	4,352
Total current liabilities held for sale	11,107
Long-term right of use liabilities	518
Other liabilities	2,434
Total liabilities held for sale	$14,059

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

At December 31, 2020, we had $111,833 of outstanding performance obligations. We expect to recognize approximately 94 percent of our remaining performance obligations as revenue within the next twelve months, an additional 4 percent by the end of 2022 and the balance thereafter.

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

Collaboration and Licensing Agreements

We enter into collaboration and licensing agreements with third parties. The nature of the activities to be performed and the consideration exchanged under the agreements varies on a contract by contract basis. We evaluate these agreements to determine whether they meet the definition of a customer relationship for which revenue is recorded. These contracts may contain multiple performance obligations and may contain fees for licensing, research and development services, contingent milestone payments upon the achievement of developmental contractual criteria and/or royalty fees based on the licensees’ product revenue. We determine the revenue to be recognized for these agreements based on an evaluation of the distinct performance obligations, the identification and evaluation of material rights, the estimation of variable consideration and the determination of the pattern on transfer of control for each distinct performance obligation. The Company recognized $6,953, $7,260 and $3,885 in revenue related to collaboration arrangements with customers for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer deposits and deferred revenues (contract liabilities) on the consolidated balance sheets. Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized at the time of invoicing, or unbilled receivables when revenue is recognized prior to invoicing. For most of our contracts, customers are invoiced when products are shipped or when services are performed resulting in billed accounts receivables for the remainder of the owed contract price. Unbilled receivables generally result from items being shipped where the customer has not been charged, but for which revenue had been recognized. In our on demand manufacturing business, customers may be required to pay in full before work begins on their orders, resulting in customer deposits. We typically bill in advance for installation, training and maintenance contracts as well as extended warranties, resulting in deferred revenue. Changes in contract asset and liability balances were not materially impacted by any other factors for the period ended December 31, 2020.

Through December 31, 2020, we recognized revenue of $30,635 related to our contract liabilities at December 31, 2019. Through December 31, 2019, we recognized revenue of $26,486 related to our contract liabilities at December 31, 2018. Through December 31, 2018, we recognized revenue of $37,206 related to our contract liabilities at January 1, 2018.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

Revenue and Asset Concentrations

We operate as one segment and conduct our business through various offices and facilities located throughout the Americas region (United States, Canada, Brazil, Mexico and Uruguay), EMEA region (Belgium, France, Germany, Israel, Italy, the Netherlands, Switzerland and the United Kingdom), and APAC region (Australia, China, India, Japan and Korea). The Americas, EMEA and APAC regions have been our reporting units for the purposes of testing the recoverability of goodwill. This test is performed on an annual basis each November 30 and more often in the occurrence of a triggering event.

Concurrent with our new strategic focus announced in August 2020, we have begun to undertake initiatives to simplify our organization by realigning the Company’s breadth of capabilities into two key market verticals. This realignment continues to evolve, and as of December 31, 2020 we continue to pursue initiatives that will provide reliable and complete information to our chief operating decision maker to allow him to make operational decisions around the allocation of resources and assessing performance for these key market verticals. As of December 31, 2020, we continue to operate in one reportable segment.

Revenue by geographic region for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Americas	$280,028	$323,085	$344,650
EMEA	213,575	240,403	237,462
APAC	63,637	72,866	109,433
Total	$557,240	$636,354	$691,545
United States (Included in Americas above)	$275,145	$313,910	$336,496

For the years ended December 31, 2020, 2019, and 2018, one customer accounted for approximately 13%, 11% and 13% of our consolidated revenue, respectively. We expect to maintain our relationship with this customer.

Assets by geographic region for the years ended December 31, 2020, and 2019 were as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Americas	$251,456	$263,758
EMEA	394,868	447,810
APAC	86,731	95,744
Total	$733,055	$807,312

(5) Leases

We have various lease agreements for our facilities, equipment and vehicles with remaining lease terms ranging from one to sixteen years.

Components of lease cost (income) were as follows:

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	$13,937	$14,743
Finance lease cost - amortization expense	937	737
Finance lease cost - interest expense	664	477
Short-term lease cost	159	114
Variable lease cost	1,363	245
Sublease income	(615)	(84)
Total	$16,445	$16,232

Rent expense for the year ended December 31, 2018, accounted for under the previous guidance at ASC 840 Leases, was $15,809.

Balance sheet classifications at December 31, 2020 and 2019 are summarized below:

	December 31, 2020			December 31, 2019
(in thousands)	Right of use assets	Current right of use liabilities	Long-term right of use liabilities	Right of use assets	Current right of use liabilities	Long-term right of use liabilities
Operating Leases	$40,586	$8,562	$38,296	$28,571	$9,231	$24,835
Finance Leases	8,034	972	10,173	8,319	338	10,567
Total	$48,620	$9,534	$48,469	$36,890	$9,569	$35,402

On September 1, 2020, we closed two facilities in connection with our restructuring plan. These facilities occupied leased office space that terminates in 2024. In conjunction with these closings, we recorded impairment charges totaling $1,627 related to our ROU assets and impairment charges totaling $1,953 related to leasehold improvements.

During the 2020 fourth quarter, we recorded ROU assets and liabilities related to lease extensions and renewals that were entered into during the 2019 fourth quarter, 2020 second quarter and 2020 third quarter of approximately $1,469, $2,021, and $3,467, respectively. There was not a material income statement impact from recording these lease extensions and renewals during the 2020 fourth quarter.

Our future minimum lease payments as of December 31, 2020 under operating lease and finance leases, with initial or remaining lease terms in excess of one year, were as follows:

	December 31, 2020
(in thousands)	Operating Leases	Finance Leases
Years ending December 31:
2021	$11,206	$1,624
2022	9,046	1,625
2023	7,482	1,617
2024	6,570	1,544
2025	4,982	1,454
Thereafter	19,801	6,845
Total lease payments	59,087	14,709
Less: imputed interest	(12,229)	(3,564)
Present value of lease liabilities	$46,858	$11,145

Supplemental cash flow information related to our operating leases for the years ending December 31, 2020, and 2019 was as follows:

(in thousands)	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$13,151	$15,602
Operating cash outflow from finance leases	$661	$456
Financing cash outflow from finance leases	$496	$725

Weighted-average remaining lease terms and discount rate for our operating leases for the year ending December 31, 2020, were as follows:

	December 31, 2020
	Operating	Financing
Weighted-average remaining lease term	7.5 years	9.4 years
Weighted-average discount rate	6.10%	5.92%

(6) Inventories

Components of inventories at December 31, 2020 and 2019 are summarized as follows:

(in thousands)	2020	2019
Raw materials	$23,762	$42,066
Work in process	5,912	5,496
Finished goods and parts	86,993	63,544
Inventories	$116,667	$111,106

We record a reserve to the carrying value of our inventory to reflect the rapid technological change in our industry that impacts the market for our products. The inventory reserve was $20,125 and $12,812 as of December 31, 2020 and 2019, respectively.

In June 2020, as part of our assessment of prospective sales and evaluation of inventory, we determined the end-of-life for certain product lines. The end-of-life determination for these products reflects management's plans to focus our resources that are better aligned with our new strategic focus, as further discussed in Note 24. As a result, for year ended December 31, 2020, we recorded a charge of $10,894 to products costs of sales, primarily attributable to inventory, accessories and inventory commitments for these products. We have ceased production for these items.

(7) Property and Equipment

Property and equipment at December 31, 2020 and 2019 are summarized as follows:

(in thousands)	2020	2019	Useful Life (in years)
Land	$541	$541	N/A
Building	5,422	5,093	25-30
Machinery and equipment	163,688	158,753	2-7
Capitalized software	24,814	22,928	3-5
Office furniture and equipment	5,106	4,618	1-5
Leasehold improvements	32,349	33,444	Life of lease [a]
Construction in progress	4,910	9,944	N/A
Total property and equipment	236,830	235,321
Less: Accumulated depreciation and amortization	(161,474)	(142,381)
Total property and equipment, net	$75,356	$92,940

a.Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful life, or (ii) the estimated or contractual life of the related lease.

We include all depreciation from assets attributable to the generation of revenue in the cost of sales line item in the Statement of Operations. Depreciation related to assets that are not attributable to the generation of revenue are included in the research and development and selling and general administrative line items in the Statement of Operations. Depreciation expense on property and equipment for the years ended December 31, 2020, 2019 and 2018 was $28,397, $29,982 and $29,302, respectively.

For the years ended December 31, 2020, 2019 and 2018, we recognized impairment charges of $3,406, $181 and $625, respectively, on property and equipment, net included in the selling and general administrative line item in the Statement of Operations.

(8) Intangible Assets

Intangible assets, net, other than goodwill, at December 31, 2020 and 2019 are summarized as follows:

	2020			2019
(in thousands)	Gross [a]	Accumulated Amortization	Net	Gross [a]	Accumulated Amortization	Net	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Customer relationships	$71,123	$(56,682)	$14,441	$103,661	$(77,021)	$26,640	2.4
Acquired technology	42,472	(41,201)	1,271	54,378	(51,875)	2,503	5.6
Trade names	17,477	(16,506)	971	23,907	(19,133)	4,774	1.1
Patent costs	19,828	(10,999)	8,829	11,760	(9,535)	2,225	4.0
Trade secrets	20,188	(18,216)	1,972	19,494	(15,714)	3,780	1.5
Acquired patents	16,317	(15,723)	594	16,215	(14,706)	1,509	2.6
Other	19,793	(19,788)	5	26,256	(19,349)	6,907	0.0
Total intangible assets	$207,198	$(179,115)	$28,083	$255,671	$(207,333)	$48,338	2.8
a.Change in gross carrying amounts consists primarily of charges for license and patent costs and foreign currency translation.

Amortization expense related to intangible assets was $15,810, $20,312 and $29,722 for the years ended December 31, 2020 2019 and 2018, respectively.

Annual amortization expense for intangible assets is expected to be $11,475 in 2021, $7,278 in 2022, $2,143 in 2023, $1,487 in 2024 and $1,460 in 2025.

(9) Goodwill

The following are the changes in the carrying amount of goodwill by reporting unit:

(in thousands)	Americas	EMEA	APAC	Total
Balance at December 31, 2018	$—	$184,020	$37,314	$221,334
Effect of foreign currency exchange rates	—	2,675	(833)	1,842
Balance at December 31, 2019	—	186,695	36,481	223,176
Dispositions and impairments [a]	—	(69,685)	(4,699)	(74,384)
Effect of foreign currency exchange rates	—	10,582	2,391	12,973
Balance at December 31, 2020	$—	$127,592	$34,173	$161,765
a.Includes $21,385 of goodwill held for sale related to Cimatron in EMEA and $4,699 of goodwill related to the sale of our Australia ODM and Wuxi Easyway businesses in APAC. See Note 3.

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

Goodwill was recorded at fair value on a non-recurring basis using level 3 inputs and was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value, and a market approach. The valuation methodology and underlying financial information included in the Company's determination of fair value required significant judgments by management. The principal assumptions used in the Company's discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which it operates. Under the market approach, the principal assumption included an estimate for a control premium.

We completed our annual test of goodwill as of November 30, 2020 and determined the fair value exceeded the carrying value for all reporting units.

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

For the years ended December 31, 2020, 2019 and 2018, we expensed $2,456, $2,688 and $2,606, respectively, for matching contributions to the defined contribution plan.

(11) Accrued and Other Liabilities

Accrued liabilities at December 31, 2020 and 2019 are summarized as follows:

(in thousands)	2020	2019
Compensation and benefits	$24,629	$21,139
Accrued taxes	14,952	9,840
Vendor accruals	18,762	9,734
Payable to owners of redeemable noncontrolling interests	—	10,000
Arbitration awards	—	2,256
Product warranty liability	2,348	2,908
Accrued other	6,138	4,223
Accrued professional fees	1,773	1,545
Royalties payable	1,210	1,450
Total	$69,812	$63,095

Other liabilities at December 31, 2020 and 2019 are summarized as follows:

(in thousands)	2020	2019
Long term employee indemnity	$12,228	$14,408
Long term tax liability	15,532	5,011
Defined benefit pension obligation	10,228	10,357
Long term deferred revenue	6,163	7,370
Other long term liabilities	7,096	8,662
Total	$51,247	$45,808

Changes in product warranty obligations, including deferred revenue on extended warranty contracts, for the years ended December 31, 2020, 2019 and 2018, are summarized below:

(in thousands)	Beginning Balance	Additional Accrual/ Revenue Deferred	Costs Incurred/ Deferred Revenue Amortization	Ending Balance
Year Ended December 31,
2020	$6,192	$6,454	$(6,266)	$6,380
2019	7,660	8,124	(9,592)	6,192
2018	10,202	9,347	(11,889)	7,660

(12) Borrowings

Credit Facility

We hold a 5-year $100,000 senior secured term loan facility (the “Term Facility”) and a 5-year $100,000 senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Credit Facility”) to support working capital and general corporate purposes. The Senior Credit Facility is guaranteed by certain of our subsidiaries. The guarantors guarantee, among other things, all our obligations and each other guarantor's obligations under the Senior Credit Facility. From time to time, we may be required to cause additional domestic subsidiaries to become guarantors under the Senior Credit Facility. The Senior Credit Facility is scheduled to mature on February 26, 2024, at which time all amounts outstanding thereunder will be due and payable. However, the maturity date of the Revolving Facility may be extended at our election with the consent of the lenders subject to the terms set forth in the Senior Credit Facility. The Senior Credit Facility contains customary covenants, some of which require us to maintain certain financial ratios that determine the amounts available and terms of borrowings and events of default. We were in compliance with all covenants at December 31, 2020 and 2019.

The payment of dividends on our common stock is restricted under provisions of the Senior Credit Facility, which limits the amount of cash dividends that we may pay in any one fiscal year to $30,000. We currently do not pay, and have not paid, any dividends on our common stock, and currently intend to retain any future earnings for use in our business.

Borrowings under the Senior Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At December 31, 2020, our floating interest rate was 1.90% and commitment fees for the years ended December 31, 2020 and 2019 were $325 and $374, respectively. Subject to certain terms and conditions contained in the Revolving Facility, we have the right to request up to four increases to the amount of the Revolving Facility in an aggregate amount not to exceed $100,000. As of December 31, 2020, there was $10,000 of outstanding letters of credit and $62,000 of available borrowings under the Revolving Facility.

At December 31, 2020, we had a balance of $21,392 outstanding on the Term Facility, whereby future payments under the Term Facility are expected to be $2,051 in 2021, $3,223 in 2022, $3,517 in 2023 and $12,601 in 2024. Unamortized deferred financing costs were $123. In January 2021, the Company paid off the remaining outstanding balances under the Term Facility with proceeds from the sale of Cimatron Ltd. See Note 26.

As a result of the Term Facility, we have exposure to floating interest rates. To manage interest expense, we entered into a floating to fixed interest rate swap to reduce exposure to changes in floating interest rates on the Term Facility. The interest rate swap has a notional value of $15.0 million and will expire on February 26, 2024, concurrent with the Term Facility. The notional value will decline over the term of the interest rate swap as amortization payments reduce the principal amount of the Term Facility. As a result of the interest rate swap, the percentage of total principal debt (excluding capital leases) that is subject to floating interest rates is approximately 30%. Due to an amendment to the swap on June 30, 2020, the swap is no longer designated as a cash flow hedge for accounting treatment purposes. See Note 13 for additional information. In January 2021, the Company terminated this agreement in connection with repayment of the Term Facility. See Note 26.

Interest Income and Expense

Interest income totaled $400, $1,209 and $789 for the years ended December 31, 2020, 2019 and 2018, respectively.

Interest expense totaled $4,391, $4,442 and $1,188 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

On June 30, 2020, we executed an amendment to the swap which reduced the notional amount to $15,000 and resulted in the de-designation as a cash flow hedge. The reduction required a mark-to-market settlement of $1,253 paid in July 2020. Amounts previously recognized in Accumulated Other Comprehensive Loss ("AOCL") of $1,235 were released and reclassified into Interest and other expense, net on the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. Subsequent to June 2020, changes in the swap’s fair value are recognized currently in earnings and included in the line item Interest and other expense, net and the remaining $721 in AOCL as of December 31, 2020 will be amortized to Interest and other expense, net when those future cash flows are expected to occur.

The notional amount and fair value of the derivative on our balance sheet at December 31, 2020 are disclosed below:

(in thousands)	Balance Sheet location	Notional amount	Fair value
December 31, 2020
Interest rate swap contract	Other liabilities	$15,000	$(700)
December 31, 2019
Interest rate swap contract	Other liabilities	$40,000	$(318)

Amounts released from AOCL and reclassified into Interest and other expense, net did not have a material impact on our consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019. The net amount of AOCL expected to be reclassified to earnings in the next 12 months is $721, as January 2021, the Company terminated this agreement in connection with repayment of the Term Facility. See Note 26.

Derivatives Not Designated as Hedging Instruments

We conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. When appropriate, we enter into foreign currency contracts to hedge exposures arising from those transactions. We have elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, all gains and losses (realized or unrealized) are recognized in Interest and other expense, net in the consolidated statements of operations and comprehensive loss. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the consolidated balance sheet.

We had $101,781 and $102,407 in notional foreign exchange contracts outstanding as of December 31, 2020 and 2019, respectively. The fair values of these contracts were not material.

We translate foreign currency balance sheets from each international businesses’ functional currency (generally the respective local currency) to U.S. dollars at end-of-period exchange rates and statements of earnings at average exchange rates for each period. The resulting foreign currency translation adjustments are a component of other comprehensive income (loss). We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations' results into U.S. dollars.

(14) Inventory Financing Agreements

On December 1, 2018 and January 17, 2020, we entered into a Manufacturing Services Agreement and Amendment One to Manufacturing Services Agreement (together, the "Agreement"), with an assembling manufacturer to produce products on behalf of 3D Systems Corporation. During the quarter ended March 31, 2020, as part of the Agreement, we sold $12,100 of inventory to the assembling manufacturer that we have an obligation to repurchase. At December 31, 2020, our obligation to repurchase inventory, included in Accrued and other liabilities on our consolidated balance sheets, was $287, relating to the initial sale of inventory to the assembly manufacturer and adjusted for transactions. The inventory sold consisted of raw materials, packaging materials and consumables representing stock on hand related to certain product families for which the manufacturing has been outsourced to the assembling manufacturer. Although the assembling manufacturer holds legal title, we account for the inventory similar to a product financing arrangement; therefore, the inventories sold to the assembling manufacturer will continue to be included in Inventories on our consolidated balance sheets until processed into finished goods and sold back to us. At December 31, 2020, inventory held at assemblers was $3,889.

Additionally, as part of the Agreement, we have a commitment to purchase certain materials and supplies that the assembling manufacturer purchased from third parties. At December 31, 2020, we had a commitment of $4,199 with the assembling manufacturer.

(15) Preferred Stock

We had 5,000 shares of preferred stock that were authorized but unissued at December 31, 2020 and 2019.

(16) Stock-Based Compensation

Effective May 19, 2004, we adopted our approved 2004 Restricted Stock Plan for Non-Employee Directors, as further amended and restated on April 1, 2013 (the “Director Plan”). On May 19, 2015, our stockholders approved the 2015 Incentive Plan of 3D Systems Corporation and further amended and restated it on May 19, 2020 to, among other things, increase the number of shares reserved for issuance by 4,860 shares (as amended and restated, the “2015 Plan”).

The 2015 Plan authorizes shares of restricted stock, RSUs, stock appreciation rights, cash incentive awards and the grant of options to purchase shares of our common stock. The 2015 Plan also designates measures that may be used for performance awards. The Director Plan authorizes shares of restricted stock for our non-employee directors.

Generally, awards granted vest one third each year over 3 years.

Stock-based compensation expense (income) is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The following table details the components of stock-based compensation expense (income) recognized in net earnings in each of the past three years:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Restricted Stock	$24,088	$25,154	$24,933
Stock Options	(6,363)	(1,567)	4,320
Total stock-based compensation expense	$17,725	$23,587	$29,253

Restricted Stock

We determine the fair value of restricted stock and RSUs based on the closing price of our stock on the date of grant. We generally recognize compensation expense related to restricted stock and RSUs on a straight-line basis over the period during which the restriction lapses. Forfeitures are recognized in the period in which they occur. A summary of restricted stock and RSU activity during December 31, 2020 follows:

(in thousands, except per share amounts)	Number of Shares/Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period — unvested	4,582	$11.42
Granted	4,228	7.57
Canceled	(1,859)	10.30
Vested	(3,411)	9.56
Outstanding at end of period — unvested	3,540	$8.81

Included in the outstanding balance above are 100 shares of restricted stock that vest under specified market conditions and 374 shares of restricted stock that vest under specified Company performance measures. The specified market condition shares were awarded to certain employees in 2016 and were generally awarded in two equal tranches of market condition restricted stock that immediately vests when our common stock trades at either $30 or $40 per share for ninety consecutive calendar days.

Some RSUs are granted with a performance measure derived from non-GAAP-based management targets. Depending on our performance with respect to this metric, the number of RSUs earned may be less than, equal to or greater than the original number of RSUs awarded, subject to a payout range.

At December 31, 2020, there was no unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards with market conditions.

At December 31, 2020, there was $21,020 of unrecognized pre-tax stock-based compensation expense related to all other non-vested restricted stock award shares and units, which we expect to recognize over a weighted-average period of 1.8 years.

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

Stock option activity for the year ended December 31, 2020 was as follows:

	Year Ended December 31, 2020
(in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Stock option activity:
Outstanding at beginning of period	1,240	$14.43	6.5	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	(820)	15.03	—	—
Outstanding at end of period	420	$13.26	5.7	—

In the table above, intrinsic value is calculated as the excess, if any, between the market price of our stock on the last trading day of the year and the exercise price of the options. Because the market price was lower than the exercise price, the intrinsic value is zero.

At December 31, 2020, there was no of unrecognized pre-tax stock-based compensation expense related to stock options.

(17) International Retirement Plan

We sponsor a non-contributory defined benefit pension plan for certain employees of a non-U.S. subsidiary initiated by a predecessor of the subsidiary. We maintain insurance contracts that provide an annuity that is used to fund the current obligations under this plan. The following table provides a reconciliation of the changes in the projected benefit obligation for the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019
Reconciliation of benefit obligations:
Obligations as of January 1	$10,497	$8,658
Service cost	204	166
Interest cost	84	151
Actuarial loss (gain)	(1,222)	1,815
Benefit payments	(151)	(139)
Effect of foreign currency exchange rate changes	979	(154)
Benefit obligations as of December 31	10,391	10,497
Fair value of assets as of December 31 [a]	3,844	3,343
Funded status as of December 31, net of tax benefit	$(6,547)	$(7,154)
a.No change in underlying asset value for the periods.

We recognized the following amounts in the consolidated balance sheets at December 31, 2020 and 2019:

(in thousands)	2020	2019
Other assets	$3,844	$3,343
Accrued liabilities	(163)	(140)
Other liabilities	(10,228)	(10,357)
Net liability	$(6,547)	$(7,154)

The following projected benefit obligation and accumulated benefit obligation were estimated as of December 31, 2020 and 2019:

(in thousands)	2020	2019
Projected benefit obligation	$10,391	$10,497
Accumulated benefit obligation	$9,343	$9,351

The following table shows the components of net periodic benefit costs and the amounts recognized in “Accumulated other comprehensive income (loss)” as of December 31, 2020, 2019 and 2018:

(in thousands)	2020	2019	2018
Net periodic benefit cost:
Service cost	$204	$166	$155
Interest cost	84	151	148
Amortization of actuarial loss	351	200	177
Total net periodic pension cost	639	517	480
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	(1,223)	1,815	453
Amortization of prior years' unrecognized loss	(351)	(200)	(177)
Tax (benefit) provision	791	(555)	(88)
Total recognized as accumulated other comprehensive income (loss)	(783)	1,060	188
Total expense recognized in net periodic benefit cost and other comprehensive income	$(144)	$1,577	$668

The following assumptions are used to determine benefit obligations as of December 31, 2020 and 2019:

	2020	2019
Discount rate	1.3%	0.8%
Rate of compensation	3.0%	3.0%

The following benefit payments, including expected future service cost, are expected to be paid:

(in thousands)
Estimated future benefit payments:
2021	$190
2022	196
2023	200
2024	202
2025	204
2026-2030	1,557

(18) Net Loss Per Share

We compute basic loss per share using net loss attributable to 3D Systems Corporation and the weighted average number of common shares outstanding during the applicable period. Diluted loss per share incorporates the additional shares issuable upon assumed exercise of stock options and the release of restricted stock and RSUs, except in such case when their inclusion would be anti-dilutive.

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Numerator for basic and diluted net loss per share:
Net loss attributable to 3D Systems Corporation	$(149,594)	$(69,880)	$(45,505)

Denominator for basic and diluted net loss per share:
Weighted average shares	117,579	113,811	112,327

Net loss per share - basic and diluted	$(1.27)	$(0.61)	$(0.41)

For the years ended December 31, 2020, 2019 and 2018 the effect of dilutive securities, including non-vested stock options and restricted stock awards/units, was excluded from the denominator for the calculation of diluted net loss per share because we recognized a net loss for the period and their inclusion would be anti-dilutive. Dilutive securities excluded were 3,960, 5,822 and 5,015 shares for the years ended December 31, 2020, 2019 and 2018, respectively.

On August 5, 2020, we entered into an Equity Distribution Agreement for an At-The-Market equity offering program (“ATM Program”) where we may issue and sell, from time to time, shares of our common stock. Our ATM Program allowed for an aggregate gross sales price of up to a total of $150,000, depending upon market conditions and our liquidity requirements, through Truist Securities, Inc. and HSBC Securities (USA) Inc. For the year ended December 31, 2020, we sold 4,616 shares of our common stock under our ATM Program for net proceeds of $24,664, net of $849 in fees, commissions and other costs. As of December 31, 2020, we had $124,487 in availability remaining under the ATM Program, however, on January 6, 2021, we terminated the ATM Program. See Note 26.

(19) Noncontrolling Interests

As of December 31, 2020, we owned 100% of the capital and voting rights of Robtec, a service bureau and distributor of 3D printing and scanning products in Brazil. Approximately 70% of the capital and voting rights of Robtec was acquired on November 25, 2014. On January 7, 2020, we made a payment equal to the redemption price of $10,000 and acquired the remaining 30% of the capital and voting rights.

(20) Fair Value Measurements

Fair value is the exchange price to sell an asset or transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Fair value measurements use market data or assumptions market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs may be readily observable, corroborated by market data, or generally unobservable. Valuation techniques maximize the use of observable inputs and minimize use of unobservable inputs.

Cash equivalents, Israeli severance funds and derivatives are valued utilizing the market approach to measure fair value for financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents [a]	$199	$—	$—	$199
Israeli severance funds [b]	$—	$6,422	$—	$6,422
Derivative financial instruments [c]	$—	$(700)	$—	$(700)

	Fair Value Measurements as of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents [a]	$20,869	$—	$—	$20,869
Israeli severance funds [b]	$—	$7,449	$—	$7,449
Derivative financial instruments [c]	$—	$(318)	$—	$(318)

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

We did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the year ended December 31, 2020.

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

(21) Income Taxes

The components of our income before income taxes are as follows:

	2020	2019	2018
Income (Loss) before income taxes:
Domestic	$(45,973)	$(79,821)	$(59,233)
Foreign	(97,437)	14,721	16,005
Total	$(143,410)	$(65,100)	$(43,228)

The components of income tax provision for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Current:
U.S. federal	$1,294	$(135)	$(5,882)
State	451	801	286
Foreign	5,645	7,220	10,621
Total	7,390	7,886	5,025

Deferred:
U.S. federal	67	(1,008)	(322)
State	—	—	3
Foreign	(1,273)	(2,346)	(2,671)
Total	(1,206)	(3,354)	(2,990)
Total income tax provision	$6,184	$4,532	$2,035

The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2020, 2019 and 2018 as follows:

	% of Pretax Loss
	2020	2019	2018
Tax provision based on the federal statutory rate	21.0%	21.0%	21.0%
Increase in valuation allowances	(8.5)	(21.3)	(34.8)
Dividends Not Taxable	9.5	—	—
Net Operating Loss Carryback Claim	6.2	—	—
Change in Carryforward Attributes	(3.2)	—	—
Global intangible low-taxed income inclusion	(0.3)	(7.0)	(6.6)
One-Time transition tax	—	—	(2.8)
Nondeductible expenses	(13.5)	(1.8)	(2.3)
Taxes related to distributions	—	(0.8)	(2.3)
Foreign income tax rate differential	(3.3)	1.0	(1.5)
Deemed income related to foreign operations	(1.6)	(0.5)	(1.5)
Tax rate change	(0.3)	(1.1)	(1.4)
Employee share-based payments	(1.4)	—	0.1
Other	(0.4)	(0.9)	0.6
Deferred and payable adjustments	(2.6)	3.3	0.9
ASU 842 Adoption	—	(0.1)	—
State taxes, net of federal benefit, before valuation allowance	0.5	2.8	2.4
Return to provision adjustments	0.9	(2.5)	2.7
Other tax credits	0.2	(1.9)	5.1
U.S. Tax Cuts and Jobs Act - rate change adjustment	—	—	6.4
Uncertain tax positions and audit settlements	(7.5)	2.8	9.4
Effective tax rate	(4.3)%	(7.0)%	(4.6)%

The difference between our effective tax rate for 2020 and the federal statutory rate was 25.3 percentage points. The difference in the effective rate is primarily due to valuation allowance changes, nondeductible impairment charges, dividends not taxable, net operating loss carryback claim, and adjustments to uncertain tax positions.

The difference between our effective tax rate for 2019 and the federal statutory rate was 28.0 percentage points. The difference in the effective rate is primarily due to valuation allowance changes, provisions for GILTI, prior period adjustments and adjustments to uncertain tax positions.

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

In 2020, 2019 and 2018, there were no significant changes to our valuation allowance assertions. We continue to review results of operations and forecast estimates to determine if it is more likely than not that the deferred tax assets will be realized.

The components of our net deferred income tax assets and net deferred income tax (liabilities) at December 31, 2020 and 2019 are as follows:

(in thousands)	2020	2019
Deferred income tax assets:
Intangibles	$17,395	$20,624
Stock options and restricted stock awards	2,544	6,065
Reserves and allowances	10,450	11,959
Net operating loss carryforwards	67,025	57,782
Tax credit carryforwards	18,813	12,749
Accrued liabilities	6,077	3,218
Deferred revenue	4,637	3,940
Lease Tax Asset	8,343	5,970
163(j) Limitation Carryforward	2,854	1,519
Valuation allowance	(123,113)	(109,643)
Total deferred income tax assets	15,025	14,183

Deferred income tax liabilities:
Intangibles	2,548	4,495
Property, plant and equipment	2,662	3,282
Lease Tax Liability	6,379	4,195
Liabilities related to distributions	—	—
Other	1,345	830
Total deferred income tax liabilities	12,934	12,802

Deferred income tax asset held for sale	$560	$—

Net deferred income tax assets	$1,531	$1,381

At December 31, 2020, $67,025 of our deferred income tax assets was attributable to $417,802 of gross net operating loss carryforwards, which consisted of $223,724 of loss carryforwards for U.S. federal income tax purposes, $155,366 of loss carryforwards for U.S. state income tax purposes and $38,713 of loss carryforwards for foreign income tax purposes.

The net operating loss carryforwards for U.S. federal income tax purposes begin to expire in 2035. The net operating loss carryforwards for U.S. state income tax purposes began to expire in 2018. In addition, certain loss carryforwards for foreign income tax purposes begin to expire in 2020 and certain other loss carryforwards for foreign purposes do not expire.

At December 31, 2020, tax credit carryforwards included in our deferred income tax assets consisted of $6,359 of research and experimentation credit carryforwards for U.S. federal income tax purposes, $4,037 of research and experimentation tax credit carryforwards for U.S. state income tax purposes, $6,629 of foreign tax credits for U.S. federal income tax purposes, $1,059 of research and experimentation tax credit carryforwards for foreign income tax purposes and $729 of other state tax credits. Certain state research and experimentation and other state credits begin to expire in 2021. We have recorded a valuation allowance related to the U.S. federal and state tax credits.

Due to the one time transition tax, our previously unremitted earnings have been subjected to U.S. federal income tax, although, other additional taxes such as, withholding tax, could be applicable. We intend to permanently reinvest its earnings outside the U.S. and as such, have not provided for any additional taxes on approximately $189,699 of unremitted earnings. We believe the unrecognized deferred tax liability related to these earnings is approximately $7,114.

Including interest and penalties, we decreased our unrecognized benefits by $788 for the year ended December 31, 2020 and increased our unrecognized tax benefits by $11,223 for the year ended December 31, 2020. The decrease was primarily related to the release of unrecognized tax benefits due to the expiration of statute of limitations. The increase was primarily related to the net operating loss carryback claim. We do not anticipate any additional unrecognized tax benefits during the next 12 months that would result in a material change to its consolidated financial position. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $15,380. We include interest and penalties in the consolidated financial statements as a component of income tax expense. On February 2, 2021, the Company received two private letter rulings from the IRS, which triggered the release of a reserve for uncertain tax position of $8,900 in the first quarter of 2021. See Note 26.

	Unrecognized Tax Benefits*
(in thousands)	2020	2019	2018
Balance at January 1	$(15,467)	$(13,031)	$(18,310)
Increases related to prior year tax positions	(10,426)	(2,684)	(1,400)
Decreases related to prior year tax positions	788	857	8,272
Increases related to current year tax positions	(797)	(609)	(1,593)
Balance at December 31	$(25,902)	$(15,467)	$(13,031)

* The unrecognized tax benefit balance includes an insignificant amount of interest and penalties.

Tax years 2013 through 2019 remain subject to examination by the U.S. Internal Revenue Service (“IRS”). State income tax returns are generally subject to examination for a period of three to four years after filing the respective tax returns. The tax years 2015 through 2019 remain open to examination by the various foreign taxing jurisdictions to which the Company is subject.

The following presents the changes in the balance of our deferred income tax asset valuation allowance:

Year Ended	Item	Balance at beginning of year	Additions (reductions) charged to expense	Other	Balance at end of year
2020	Deferred income tax asset valuation allowance	$109,643	$13,470	$—	$123,113
2019	Deferred income tax asset valuation allowance	95,398	14,245	—	109,643
2018	Deferred income tax asset valuation allowance	80,796	14,602	—	95,398

(22) Commitments and Contingencies

We lease certain of our facilities and equipment under non-cancelable operating and finance leases. See Note 5.

We have an inventory purchase commitment with an assembling manufacturer. See Note 14.

Supply commitments totaled $55,317 and $53,562 as of December 31, 2020 and 2019, respectively. Commitments for printer assemblies and inventory items at December 31, 2020 and 2019 were $27,030 and $34,570, respectively. Commitments for operating costs and capital expenditures at December 31, 2020 and 2019 were $28,287 and $18,992, respectively.

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

(23) Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive loss by component are as follows:

(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Derivative financial instruments	Liquidation of non-US entity and purchase of non-controlling interests	Total
Balance at December 31, 2018	$(36,669)	$(2,647)	$—	$338	$(38,978)
Other comprehensive income (loss)	3,053	(1,060)	(318)	256	1,931
Balance at December 31, 2019	(33,616)	(3,707)	(318)	594	(37,047)
Other comprehensive income (loss)	28,752	783	(1,638)	(561)	27,336
Amounts reclassified from accumulated other comprehensive income (loss) [a]	—	—	1,235	—	1,235
Balance at December 31, 2020	$(4,864)	$(2,924)	$(721)	$33	$(8,476)
a.Amount reclassified into Interest and other expense, net on the statement of operations. See Note 13.

The amounts presented in the table above are in other comprehensive loss and are net of taxes. For additional information about foreign currency translation and derivative financial instruments, see Note 13. For additional information about the pension plan, see Note 17.

(24) Restructuring and Exit Activity Costs

On August 5, 2020, we announced, in connection with the new strategic focus and organizational realignment, a restructuring plan intended to align our operating costs with current revenue levels and better position the Company for future sustainable and profitable growth. The restructuring plan includes a reduction of nearly 20% of our workforce, with the majority of the workforce reduction completed by December 31, 2020. We expect that the restructuring plan, in conjunction with other cost reduction measures, will reduce our annualized costs by approximately $80,000 by the end of December 31, 2021, with additional savings of approximately $20,000 dependent on potential divestitures. Cost reduction efforts include reducing the number of facilities and examining every aspect of our manufacturing and operating costs. We incurred cash charges for severance, facility closing and other costs, primarily in the second half of 2020. We may incur additional charges in 2021 as we finalize all the actions to be taken. Non-cash charges related to these actions are expected to be $6,400 and are included in facility closing costs. We are also evaluating the divestiture of parts of the business that do not align with this strategic focus. See Note 3 and Note 26.

In connection with the restructuring plan, we recorded pre-tax costs during the year ended December 31, 2020, included within selling, general and administrative in the consolidated statement of operations, and expect to incur total costs as follows:

	Total Costs Expected to be Incurred	Costs Incurred during the year ended December 31, 2020
Severance, termination benefits and other employee costs	$21,200	$12,914
Facility closing costs	9,700	6,470
Other costs	2,500	668
Total	$33,400	$20,052

The liabilities at December 31, 2020 related to these costs were principally recorded in accrued expenses in the consolidated balance sheets and were as follows:

	Liability at December 31, 2019	Costs Incurred during 2020	Costs Paid During 2020	Non-cash adjustments	Liability at December 31, 2020
Severance, termination benefits and other employee costs	$—	$12,914	$(5,741)	$—	$7,173
Facility closing costs	—	6,470	(265)	(6,205)	—
Other costs	—	668	(668)	—	—
Total	$—	$20,052	$(6,674)	$(6,205)	$7,173

(25) Selected Quarterly Financial Data (unaudited)

The following tables set forth unaudited selected quarterly financial data:

	2020
	Quarter Ended
(in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Consolidated revenue [a]	$172,652	$136,176	$112,777	$135,635
Gross profit	72,449	58,627	35,167	57,132
Total operating expenses	71,718	126,231	69,039	75,350
Income (loss) from operations	731	(67,604)	(33,872)	(18,218)
Benefit (provision) for income taxes	(3,712)	(2,866)	(1,464)	1,858
Net loss attributable to 3D Systems	(19,830)	(72,889)	(37,951)	(18,924)
Basic and diluted net loss per share	$(0.16)	$(0.61)	$(0.33)	$(0.17)

	2019
	Quarter Ended
(in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Consolidated revenue [a]	$168,215	$156,248	$158,627	$153,263
Gross profit [a]	74,256	67,281	73,299	65,705
Total operating expenses [a]	78,955	79,215	92,465	87,010
Loss from operations	(4,699)	(11,934)	(19,166)	(21,305)
Benefit (provision) for income taxes	1,260	(2,010)	(1,938)	(1,844)
Net loss attributable to 3D Systems	(4,714)	(16,843)	(23,929)	(24,394)
Basic and diluted net income (loss) per share	$(0.04)	$(0.15)	$(0.21)	$(0.22)

	2018
	Quarter Ended
(in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Consolidated revenue [a]	$181,892	$165,493	$177,800	$166,362
Gross profit	82,553	77,810	86,162	77,869
Total operating expenses	89,572	88,794	93,884	95,335
Loss from operations	(7,019)	(10,984)	(7,722)	(17,466)
Provision for income taxes	4,051	(1,593)	(2,539)	(1,954)
Net loss attributable to 3D Systems	(4,136)	(11,550)	(8,862)	(20,957)
Basic and diluted net income (loss) per share	$(0.04)	$(0.10)	$(0.08)	$(0.19)

a.Upon adoption of ASU 2018-08 we determined it was appropriate to recast the presentation of our previously reported statement of operations and the effect on the individual quarters in 2020 was immaterial. See Note 2.

The sum of per share amounts for each of the quarterly periods presented does not necessarily equal the total presented for the year because each quarterly amount is independently calculated at the end of each period based on the net income (loss) available to common stockholders for such period and the weighted average shares of outstanding common stock for such period.

(26) Subsequent Events

On January 1, 2021, the Company completed the sale of 100% of the issued and outstanding equity interests of Cimatron Ltd., the subsidiary that operated the Company’s Cimatron integrated CAD/CAM software for tooling business and its GibbsCAM CNC programming software business for approximately $64,200, after certain adjustments and excluding $9,161 of cash amounts transferred to the purchaser.

Using a portion of the proceeds from the sale, the Company paid off the remaining outstanding balances under its Term Facility, $21,392. The Company also terminated the ATM Program.

In January 2021, the Company terminated the interest rate swap agreement in connection with repayment of the Term Facility.

On February 2, 2021, the Company received two private letter rulings from the IRS, which triggered the release of a reserve for uncertain tax position of $8,900 in the first quarter of 2021.

On February 25, 2021, the Company entered into an agreement to amend its lease for its corporate office and extended the term. As part of this amendment, the Company entered into a lease agreement for a new building, containing approximately 80,000 to 100,000 rentable square feet, to be constructed adjacent to our corporate office. The initial lease terms for both the existing building and the expansion site extend through August 2036.