Form 10-Q
period 2021-03-31
3D SYSTEMS CORP
filed 2021-05-10
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Shares of Common Stock, par value $0.001 per share, outstanding as of May 5, 2021: 125,049,759

3D SYSTEMS CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$132,440	$75,010
Accounts receivable, net of reserves — $4,106 and $4,392	98,117	114,254
Inventories	110,377	116,667
Prepaid expenses and other current assets	34,821	33,145
Current assets held for sale	—	18,439
Total current assets	375,755	357,515
Property and equipment, net	71,467	75,356
Intangible assets, net	24,896	28,083
Goodwill	156,113	161,765
Right of use assets	50,748	48,620
Deferred income tax asset	4,865	6,247
Assets held for sale	—	31,684
Other assets	21,663	23,785
Total assets	$705,507	$733,055
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,051
Current right of use liabilities	9,238	9,534
Accounts payable	44,945	45,174
Accrued and other liabilities	61,230	69,812
Customer deposits	6,973	7,750
Deferred revenue	32,006	30,302
Current liabilities held for sale	—	11,107
Total current liabilities	154,392	175,730
Long-term debt, net of deferred financing costs	—	19,218
Long-term right of use liabilities	51,099	48,469
Deferred income tax liability	3,331	4,716
Liabilities held for sale	—	2,952
Other liabilities	34,552	51,247
Total liabilities	243,374	302,332

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 126,523 and 127,626	126	128
Additional paid-in capital	1,397,276	1,404,964
Treasury stock, at cost — 1,623 shares and 3,494 shares	(10,492)	(22,590)
Accumulated deficit	(898,075)	(943,303)
Accumulated other comprehensive loss	(26,702)	(8,476)
Total stockholders’ equity	462,133	430,723
Total liabilities and stockholders’ equity	$705,507	$733,055

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended March 31,
(in thousands, except per share amounts)	2021	2020
Revenue:
Products	$93,648	$79,739
Services	52,468	55,896
Total revenue	146,116	135,635
Cost of sales:
Products	53,364	48,453
Services	28,512	30,050
Total cost of sales	81,876	78,503
Gross profit	64,240	57,132
Operating expenses:
Selling, general and administrative	49,600	56,106
Research and development	16,599	19,244
Total operating expenses	66,199	75,350
Loss from operations	(1,959)	(18,218)
Interest and other income (expense), net	38,853	(2,564)
Income (loss) before income taxes	36,894	(20,782)
Benefit for income taxes	8,334	1,858
Net income (loss)	$45,228	$(18,924)

Net income (loss) per common share:
Basic	$0.37	$(0.17)
Diluted	$0.36	$(0.17)

Weighted average shares outstanding:
Basic	121,705	114,590
Diluted	125,070	114,590

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended March 31,
(in thousands)	2021	2020
Net income (loss)	$45,228	$(18,924)
Other comprehensive income (loss), net of taxes:
Pension adjustments	181	164
Derivative financial instruments	721	(1,659)
Foreign currency translation	(25,609)	(10,172)
Foreign currency translation reclassification - sale of Cimatron	6,481	—
Total other comprehensive loss, net of taxes	(18,226)	(11,667)
Total comprehensive income (loss), net of taxes	$27,002	$(30,591)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$45,228	$(18,924)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,102	11,690
Stock-based compensation	11,050	6,312
Loss on hedge termination	721	—
Provision for bad debts	(142)	817
(Gain) loss on the disposition of businesses, property, equipment and other assets	(39,401)	137
Provision for deferred income taxes and reserve adjustments	(8,889)	(106)
Impairment of goodwill and assets	—	1,100
Changes in operating accounts:
Accounts receivable	15,941	1,568
Inventories	2,699	(2,694)
Prepaid expenses and other current assets	(2,303)	(14,298)
Accounts payable	1,665	6,616
Deferred revenue and customer deposits	1,552	10,242
Accrued and other liabilities	(17,491)	(5,741)
All other operating activities	8,721	996
Net cash provided by (used in) operating activities	28,453	(2,285)
Cash flows from investing activities:
Purchases of property and equipment	(3,878)	(4,366)
Proceeds from sale of assets and businesses, net of cash	54,747	552
Purchase of noncontrolling interest	(4,000)	(12,500)
Other investing activities	(306)	(284)
Net cash provided by (used in) investing activities	46,563	(16,598)
Cash flows from financing activities:
Repayment of borrowings/long-term debt	(21,392)	(627)
Proceeds from inventory financing agreements	—	2,509
Payments related to net-share settlement of stock-based compensation	(2,749)	(949)
Other financing activities	(196)	296
Net cash (used in) provided by financing activities	(24,337)	1,229
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,434)	(3,241)
Net increase (decrease) in cash, cash equivalents and restricted cash	48,245	(20,895)
Cash, cash equivalents and restricted cash at the beginning of the period (a)	84,711	134,617
Cash, cash equivalents and restricted cash at the end of the period (a)	$132,956	$113,722

Supplemental cash flow information
Lease assets obtained in exchange for new lease liabilities (excludes adoption)	$4,250	$1,303
Cash interest payments	$1,182	$1,069
Cash income tax payments, net	$1,314	$1,832
Transfer of equipment from inventory to property and equipment, net (b)	$456	$350

a.The amounts for cash and cash equivalents shown above include restricted cash of $516 and $946 as of March 31, 2021 and 2020, respectively, and $540 and $952 as of December 31, 2020, and 2019, respectively, which were included in Other assets, net, and $9,161 as of December 31, 2020, which was included in Current assets held for sale in the condensed consolidated balance sheets.
b.Inventory is transferred from inventory to property and equipment at cost when we require additional machines for training or demonstration or for placement into on-demand manufacturing services locations.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Quarters Ended March 31, 2021 and 2020
	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
December 31, 2020	$128	$1,404,964	$(22,590)	$(943,303)	$(8,476)	$430,723	$—	$430,723
Payments related to net-share settlement of stock-based compensation	—	(2,749)	—	—	—	(2,749)	—	(2,749)
Stock-based compensation expense	—	7,157	—	—	—	7,157	—	7,157
Net income	—	—	—	45,228	—	45,228	—	45,228
Pension adjustment	—	—	—	—	181	181	—	181
Termination of derivative instrument	—	—	—	—	721	721	—	721
Retirement of treasury shares	(2)	(12,096)	12,098	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(19,128)	(19,128)	—	(19,128)
March 31, 2021	$126	$1,397,276	$(10,492)	$(898,075)	$(26,702)	$462,133	$—	$462,133

December 31, 2019	$120	$1,371,564	$(18,769)	$(793,709)	$(37,047)	$522,159	$(8,263)	$513,896
Issuance (repurchase) of stock	1	—	(949)	—	—	(948)	—	(948)
Acquisition of non-controlling interest	—	(7,702)	—	—	(561)	(8,263)	8,263	—
Stock-based compensation expense	—	6,312	—	—	—	6,312	—	6,312
Net loss	—	—	—	(18,924)	—	(18,924)	—	(18,924)
Pension adjustment	—	—	—	—	164	164	—	164
Derivative financial instrument loss	—	—	—	—	(1,659)	(1,659)	—	(1,659)
Foreign currency translation adjustment	—	—	—	—	(10,172)	(10,172)	—	(10,172)
March 31, 2020	$121	$1,370,174	$(19,718)	$(812,633)	$(49,275)	$488,669	$—	$488,669

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). Our annual reporting period is the calendar year.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions

As we continue to closely monitor the COVID-19 pandemic, our top priority remains the health and safety of our employees and their families and communities. Our Crisis Response Steering Committee regularly reviews and adapts our protocols based on evolving research and guidance related to the virus. While essential operations continue, we continue to restrict travel and meetings, publish pertinent information, and adapt to a world where many in our workforce are remote and those coming on-site are following new safety measures. We have a multi-phase plan to return to working on-site and remain committed to protecting our employees, delivering for our customers and supporting our communities.

Our operations in North America and South America (collectively referred to as “Americas”), Europe and the Middle East (collectively referred to as “EMEA”) and the Asia Pacific region (“APAC”) expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. While the COVID-19 pandemic continued to impact our reported results for the quarter ended March 31, 2021, we are unable to predict the longer-term impact that the pandemic may have on our business, results of operations, financial position or cash flows. The extent to which our operations may be impacted by the dynamic nature of the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the severity or resurgence of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions, further supply chain disruptions, including the ongoing semiconductor chip shortages, and the continued disruptions to, and volatility in, the financial markets remain unknown.

As of January 1, 2021, we determined the Company has two reportable segments, Healthcare and Industrial; whereas, the Company previously only reported its consolidated results in one segment. This change in segment reporting as of January 1, 2021 was the result of changes to how the chief operating decision maker ("CODM") assesses the financial performance of the Company and in the decision-making process driving future operating performance. As a result of this re-segmentation, the Company performed a quantitative analysis for potential impairment of our goodwill immediately following the re-segmentation. Based on available information and analysis as of January 1, 2021, we determined the fair value of the Healthcare and Industrial reporting units exceeded their carrying values.

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

During the first quarter ended March 31, 2021 we became aware that certain amounts previously presented within our statements of operations as products cost of sales related to services cost of sales. We note that the total cost of sales line item was not affected. We further note that this error did not affect our gross profit, loss from operations, net income (loss), consolidated balance sheets or statements of cash flow. We evaluated the materiality of this presentation-only error and concluded it was not material to any previously reported quarter or year-end financial statement. The following schedule depicts the effect on our previously reported statements of operations.

	Quarter Ended March 31, 2020			Quarter Ended June 30, 2020
(in thousands)	As reported	Change	Revised	As reported	Change	Revised
Cost of sales:
Products	$49,826	$(1,373)	$48,453	$53,204	$(1,920)	$51,284
Services	28,677	1,373	30,050	24,406	1,920	26,326
Total cost of sales	$78,503	$—	$78,503	$77,610	$—	$77,610

	Quarter Ended September 30, 2020			Quarter Ended December 31, 2020
(in thousands)	As reported	Change	Revised	As reported	Change	Revised
Cost of sales:
Products	$50,038	$(1,826)	$48,212	$74,613	$(2,146)	$72,467
Services	27,510	1,826	29,336	25,592	2,146	27,738
Total cost of sales	$77,548	$—	$77,548	$100,205	$—	$100,205

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application. This standard is effective for calendar-year public business entities in 2021 and interim periods within that year, and early adoption is permitted. The Company adopted this guidance during the first quarter of 2021. The implementation did not have a material effect on our financial position or results of operations.

No other new accounting pronouncements, issued or effective during 2021, have had or are expected to have a significant impact on our consolidated financial statements.

(2) Dispositions

On January 1, 2021, the Company completed the sale of 100% of the issued and outstanding equity interests of Cimatron Ltd. ("Cimatron"), the subsidiary that operated the Company’s Cimatron integrated CAD/CAM software for tooling business and its GibbsCAM CNC programming software business, for approximately $64,173, after certain adjustments and excluding $9,476 of cash amounts transferred to the purchaser. We recorded a gain on the sale of $32,928 included within Interest and other income (expense), net on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2021. Additionally, at the time of the sale, we recognized a gain of $6,481 for accumulated foreign currency translation gain previously included in Accumulated other comprehensive loss ("AOCL"), which is included within Interest and other income (expense), net. This disposed of business would have been included within the Industrial segment.

(3) Revenue

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

At March 31, 2021, we had $106,797 of outstanding performance obligations, comprised of deferred revenue, customer order backlog and customer deposits. We expect to recognize approximately 94% of our remaining performance obligations as revenue within the next twelve months, an additional 3% by the end of 2022 and the remaining balance thereafter.

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

Collaboration and Licensing Agreements

We enter into collaboration and licensing agreements with third parties. The nature of the activities to be performed and the consideration exchanged under the agreements varies on a contract-by-contract basis. We evaluate these agreements to determine whether they meet the definition of a customer relationship for which revenue is recorded. These contracts may contain multiple performance obligations and may contain fees for licensing, research and development services, contingent milestone payments upon the achievement of developmental contractual criteria and/or royalty fees based on the licensees’ product revenue. We determine the revenue to be recognized for these agreements based on an evaluation of the distinct performance obligations, the identification and evaluation of material rights, the estimation of variable consideration and the determination of the pattern on transfer of control for each distinct performance obligation. The Company recognized $1,807 and $930 in revenue related to collaboration arrangements with customers for the quarters ended March 31, 2021 and 2020, respectively.

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

On-demand manufacturing and healthcare service sales are included within services revenue and revenue is recognized upon shipment or delivery of the parts or performance of the service, based on the terms of the arrangement.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer deposits and deferred revenues (contract liabilities) on the condensed consolidated balance sheets. Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized at the time of invoicing, or unbilled receivables when revenue is recognized prior to invoicing. For most of our contracts, customers are invoiced when products are shipped or when services are performed resulting in billed accounts receivables for the remainder of the owed contract price. Unbilled receivables generally result from items being shipped where the customer has not been charged, but for which revenue had been recognized. In our on-demand manufacturing business, customers may be required to pay in full before work begins on their orders, resulting in customer deposits. We typically bill in advance for installation, training and maintenance contracts as well as extended warranties, resulting in deferred revenue. Changes in contract asset and liability balances were not materially impacted by any other factors for the period ended March 31, 2021.

For the quarter ended March 31, 2021, we recognized revenue of $14,473 related to our contract liabilities at December 31, 2020. For the quarter ended March 31, 2020, we recognized revenue of $12,659 related to our contract liabilities at December 31, 2019.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

(4) Segment Information

Effective January 1, 2021, we changed our segment reporting under ASC 280 Segment Reporting. For periods prior to January 1, 2021, we operated under one operating segment, consistent with the information that was presented to our CODM. Effective January 1, 2021, we have identified two operating segments, Healthcare and Industrial.

This change in reportable segments was necessitated as a result of changes to our enterprise wide financial reporting system that were launched January 1, 2021 at the request of our CODM. These changes resulted in revisions to the financial information provided to the CODM on a recurring basis in his evaluation of financial performance of the Company and in the decision-making process driving future operating performance. The CODM does not review disaggregated assets on a segment basis; therefore, such information is not presented. In addition, the changes made to our enterprise wide financial reporting system were prospective and prevent historical financial information for the Healthcare and Industrial segments to be available other than for revenue which has been disclosed below. We have evaluated potential alternatives to generate comparative prior period financial information for the Healthcare and Industrial segments, and believe that the practicality exception as proscribed in ASC 280 Segment Reporting is applicable due to the high degree of difficulty involved and the significant expense associated with overhauling the structure of legacy financial systems

The following table sets forth our net sales and operating results by segment:

	Three Months Ended March 31,
	2021	2020	2021
(in thousands)	Net Sales (a)		Operating Profit
Operations by segment:
Healthcare	$72,521	$52,293	$23,109
Industrial	73,595	83,342	8,190
Total	$146,116	$135,635	31,299
General corporate expense, net (b)			(33,258)
Operating loss, as reported			(1,959)
Interest and other income, net			38,853
Income before income taxes			$36,894

a.Approximately 43.8% and 54.0% of sales for the three months ended March 31, 2021 and 2020, respectively, were located outside of the U.S.
b.General corporate expense, net includes expenses not specifically attributable to our segments for functions such as corporate human resources, finance, and legal, including salaries, benefits, and other related costs.

(5) Leases

We have various lease agreements for our facilities, equipment and vehicles with remaining lease terms ranging from one to fifteen years. We determine if an arrangement contains a lease at inception. Some leases include the options to purchase, terminate or extend for one or more years; these options are included in the right-of-use (“ROU”) asset and liability lease term when it is reasonably certain an option will be exercised. Our leases do not contain any material residual value guarantees or material restrictive covenants.

Most of our leases do not provide an implicit rate; therefore, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of the future lease payments.

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

Components of lease cost (income) were as follows:

	Quarter Ended March 31,
(in thousands)	2021	2020
Operating lease cost	$2,695	$2,895
Finance lease cost - amortization expense	207	204
Finance lease cost - interest expense	124	161
Short-term lease cost	54	27
Variable lease cost	280	914
Sublease income	(156)	(152)
Total	$3,204	$4,049

Balance sheet classifications at March 31, 2021 and December 31, 2020 are summarized below:

	March 31, 2021			December 31, 2020
(in thousands)	Right of use assets	Current right of use liabilities	Long-term right of use liabilities	Right of use assets	Current right of use liabilities	Long-term right of use liabilities
Operating Leases	$46,315	$8,608	$46,465	$40,586	$8,562	$38,296
Finance Leases	4,433	630	4,634	8,034	972	10,173
Total	$50,748	$9,238	$51,099	$48,620	$9,534	$48,469

Our future minimum lease payments as of March 31, 2021 under operating lease and finance leases, with initial or remaining lease terms in excess of one year, were as follows:

	March 31, 2021
(in thousands)	Operating Leases	Finance Leases
Years ending March 31:
2022	$11,450	$871
2023	9,521	859
2024	8,265	848
2025	6,791	774
2026	5,544	689
Thereafter	28,824	2,273
Total lease payments	70,395	6,314
Less: imputed interest	(15,322)	(1,050)
Present value of lease liabilities	$55,073	$5,264

Supplemental cash flow information related to our leases for the periods ending March 31, 2021 and March 31, 2020 were as follows:

(in thousands)	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$2,560	$3,157
Operating cash outflow from finance leases	$97	$139
Financing cash outflow (inflow) from finance leases	$196	$(296)
Weighted-average remaining lease terms and discount rate for our leases for the period ending March 31, 2021, were as follows:

	March 31, 2021
	Operating	Financing
Weighted-average remaining lease term	8.9 years	8.0 years
Weighted-average discount rate	5.71%	4.68%

(6) Inventories

Components of inventories at March 31, 2021 and December 31, 2020 are summarized as follows:

(in thousands)	March 31, 2021	December 31, 2020
Raw materials	$25,214	$23,762
Work in process	7,743	5,912
Finished goods and parts	77,420	86,993
Inventories	$110,377	$116,667
We record a reserve to the carrying value of our inventory to reflect the rapid technological change in our industry that impacts the market for our products. The inventory reserve was $20,818 and $20,125 as of March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021, our obligation to repurchase inventory, included in Accrued and other liabilities on our condensed consolidated balance sheets, was $1,959, relating to the sale of inventory to an assembly manufacturer and we had a commitment of $3,480 with the assembling manufacturer to purchase certain materials and supplies they acquired from third parties. At March 31, 2021, inventory held at assemblers was $5,130.

(7) Intangible Assets

Intangible assets, net, other than goodwill, at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021			December 31, 2020
(in thousands)	Gross (a)	Accumulated Amortization	Net	Gross (a)	Accumulated Amortization	Net	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Customer relationships	$67,861	$(55,676)	$12,185	$71,123	$(56,682)	$14,441	2.1
Acquired technology	41,330	(40,149)	1,181	42,472	(41,201)	1,271	5.3
Trade names	16,898	(16,196)	702	17,477	(16,506)	971	0.9
Patent costs	19,787	(11,074)	8,713	19,828	(10,999)	8,829	3.7
Trade secrets	19,679	(18,065)	1,614	20,188	(18,216)	1,972	1.2
Acquired patents	16,250	(15,752)	498	16,317	(15,723)	594	2.3
Other	19,151	(19,148)	3	19,793	(19,788)	5	0.0
Total intangible assets	$200,956	$(176,060)	$24,896	$207,198	$(179,115)	$28,083	2.6
a.Change in gross carrying amounts consists primarily of charges for license and patent costs and foreign currency translation.
Amortization expense related to intangible assets was $2,427 and $4,402 for the three months ended March 31, 2021 and 2020, respectively.

(8) Accrued and Other Liabilities

Accrued liabilities at March 31, 2021 and December 31, 2020 are summarized as follows:

(in thousands)	March 31, 2021	December 31, 2020
Compensation and benefits	$22,309	$24,629
Vendor accruals	13,038	18,762
Accrued taxes	15,572	14,952
Accrued other	4,750	6,138
Product warranty liability	2,515	2,348
Accrued professional fees	1,527	1,773
Royalties payable	1,519	1,210
Total	$61,230	$69,812

Other liabilities at March 31, 2021 and December 31, 2020 are summarized as follows:

(in thousands)	March 31, 2021	December 31, 2020
Long-term employee indemnity	$11,662	$12,228
Long-term tax liability	5,527	15,532
Defined benefit pension obligation	9,749	10,228
Long-term deferred revenue	5,945	6,163
Other long-term liabilities	1,669	7,096
Total	$34,552	$51,247

(9) Borrowings

Credit Facility

We have a 5-year $100,000 senior secured revolving credit facility (the “Senior Credit Facility”) to support working capital and general corporate purposes. The Senior Credit Facility also had a 5-year $100,000 senior secured term loan facility (the “Term Facility”) that, as discussed below, has been fully repaid and terminated. The Senior Credit Facility is guaranteed by certain of our subsidiaries. The guarantors guarantee, among other things, all our obligations and each other guarantor's obligations under the Senior Credit Facility. From time to time, we may be required to cause additional domestic subsidiaries to become guarantors under the Senior Credit Facility. The Senior Credit Facility is scheduled to mature on February 26, 2024, at which time all amounts outstanding thereunder will be due and payable. However, the maturity date of the Senior Credit Facility may be extended at our election with the consent of the lenders subject to the terms set forth in the Senior Credit Facility. The Senior Credit Facility contains customary covenants, some of which require us to maintain certain financial ratios that determine the amounts available and terms of borrowings and events of default. We were in compliance with all covenants at March 31, 2021.

The payment of dividends on our common stock is restricted under provisions of the Senior Credit Facility, which limits the amount of cash dividends that we may pay in any one fiscal year to $30,000. We currently do not pay, and have not paid, any dividends on our common stock, and we currently intend to retain any future earnings for use in our business.

Borrowings under the Senior Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. Subject to certain terms and conditions contained in the Senior Credit Facility, we have the right to request up to four increases to the amount of the revolving facility in an aggregate amount not to exceed an additional $100,000. As of March 31, 2021, there was $7,000 of outstanding letters of credit and $92,000 of available borrowings under the revolving facility.

We had a balance of $21,392 outstanding on the Term Facility at December 31, 2020. On January 1, 2021, the Company completed the sale of Cimatron, the subsidiary that operated the Company’s Cimatron integrated CAD/CAM software for tooling business and its GibbsCAM CNC programming software business. A portion of the proceeds from the sale were used to repay the outstanding balance on the Term Facility. The Term Facility is now fully repaid and terminated. Concurrent with the repayment of the Term Facility, we terminated the interest rate swap, resulting in a marked-to-market payment of $712. See Note 10 for additional information.

(10) Hedging Activities and Financial Instruments

Interest Rate Swap Contract

On July 8, 2019, we entered into a $50,000 interest rate swap contract, designated as a cash flow hedge, to minimize the risk associated with the variability of cash flows in interest payments from variable-rate debt due to fluctuations in the one-month USD-LIBOR, subject to a 0% floor, through February 26, 2024. Changes in the interest rate swap were expected to offset the changes in cash flows attributable to fluctuations of the one-month USD-LIBOR for the interest payments associated with our variable-rate debt.

On January 4, 2021, in connection with the repayment of the Term Facility, we terminated the interest rate swap agreement, which required a marked-to-market termination payment of $712 paid in January 2021. Amounts previously recognized in AOCL of $721 were released and reclassified into Interest and other income (expense), net on the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2021.

The notional amount and fair value of the derivative on our balance sheet at December 31, 2020 was as follows:

(in thousands)	Balance Sheet location	Notional amount	Fair value
December 31, 2020
Interest rate swap contract	Other liabilities	$15,000	$(700)

Except as noted above, amounts released from AOCL and reclassified into Interest and other income (expense), net did not have a material impact on our condensed consolidated statements of operations and comprehensive income (loss) for the quarters ended March 31, 2021 and 2020.

Foreign Currency Contracts

We conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. When appropriate, we enter into foreign currency contracts to hedge exposures arising from those transactions. We have elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, all gains and losses (realized or unrealized) are recognized in Interest and other expense, net in the condensed consolidated statements of operations and comprehensive income (loss). Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the condensed consolidated balance sheets.

We had $82,856 and $101,781 in notional foreign exchange contracts outstanding as of March 31, 2021 and December 31, 2020, respectively. The fair values of these contracts were not material.

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

(11) Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the applicable period. Diluted net income (loss) per share incorporates the additional shares issuable upon assumed exercise of stock options and the release of restricted stock and restricted stock units, except in such case when their inclusion would be anti-dilutive.

	Quarter Ended March 31,
(in thousands, except per share amounts)	2021	2020
Numerator:
Net income (loss)	$45,228	$(18,924)
Denominator:
Weighted average shares - basic	121,705	114,590
Dilutive securities	3,365	—
Weighted average shares - diluted	125,070	114,590

Net income (loss) per share - basic	$0.37	$(0.17)
Net income (loss) per share - diluted	$0.36	$(0.17)

For the three months ended March 31, 2020, the effect of dilutive securities, including non-vested stock options and restricted stock awards/units, was excluded from the denominator for the calculation of diluted net loss per share because we recognized a net loss for the period and their inclusion would be anti-dilutive. Dilutive securities excluded for the three months ended March 31, 2020 were 6,135.

On August 5, 2020, we entered into an Equity Distribution Agreement for an At-The-Market equity offering program (“ATM Program”) under which we could have issued and sold, from time to time, shares of our common stock. On January 6, 2021, following the closing of the sale of Cimatron and the receipt of the related purchase price proceeds, the Company terminated the ATM Program.

(12) Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2021
(in thousands)	Level 1	Level 2	Total
Description
Cash equivalents (a)	$42,609	$—	$42,609
Israeli severance funds (b)	$—	$6,353	$6,353

	Fair Value Measurements as of December 31, 2020
(in thousands)	Level 1	Level 2	Total
Description
Cash equivalents (a)	$199	$—	$199
Israeli severance funds (b)	$—	$6,422	$6,422
Derivative financial instruments (c)	$—	$(700)	$(700)
a.Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the condensed consolidated balance sheet.
b.We partially fund a liability for our Israeli severance requirement through monthly deposits into fund accounts, the value of these contributions is recorded to non-current assets on the condensed consolidated balance sheet.
c.Derivative instruments are reported based on published market prices for similar assets or are estimated based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices and spot and future exchange rates. See Note 10 for additional information on our derivative financial instruments.

We did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2021.

(13) Income Taxes

We maintain the exception under ASC 740-270-30-36(b), "Accounting for Income Taxes", for jurisdictions that do not have reliable estimates of ordinary income due to the volatility in the industry. Based on the continued global financial uncertainty due to the COVID-19 pandemic and volatility in the industry, we have continued to use a year-to-date methodology in determining the quarterly effective tax rate for the quarter ended March 31, 2021.

For the quarter ended March 31, 2021, the Company's effective tax benefit rate was (22.6)%. For the quarter ended March 31, 2020, the Company's effective tax benefit rate was (8.9)%. The difference between the statutory tax benefit rate and the effective tax rate for the quarter ended March 31, 2021 is primarily driven by the reduction of a liability for uncertain tax positions, which includes the release noted in the paragraph below, and the presence of a full valuation allowance in various jurisdictions. The difference between the statutory tax rate and the effective tax benefit rate for the quarter ended March 31, 2020 is primarily driven by the valuation allowances in various jurisdictions, the foreign rate differential between the U.S. tax rate and foreign tax rates, and the change in U.S. tax law allowing the carryback of certain U.S. net operating losses (“NOLs”) as explained in the paragraph below.

In response to the global pandemic resulting from COVID-19, the U.S. government enacted tax legislation on March 27, 2020 under the Coronavirus Aid Relief, and Economic Security Act ("CARES Act"). This legislation allowed us to carryback NOLs generated in the 2018 and 2019 tax years up to five years. A tax receivable was recorded during the first quarter of 2020 for the anticipated carryback in the amount of $8.9 million, along with associated uncertain tax positions of $5.7 million. During the fourth quarter of 2020, additional uncertain tax positions of $3.2 million were recorded to fully reserve the $8.9 million related to the carryback. During the first quarter of 2021, the Company received two favorable private letter rulings triggering release of the uncertain tax positions for $8.9 million. As of the close of the quarter ended March 31, 2021, approximately $2.5 million of the $8.9 million refund has been received by the Company. The Company expects to receive the remaining refund during the second quarter of 2021.

(14) Commitments and Contingencies

We have an inventory purchase commitment with an assembling manufacturer, see Note 6.

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

In addition, on July 19, 2019, we received a notice of immediate suspension of federal contracting from the United States Air Force, pending the outcome of an ongoing investigation. The suspension applied to 3D Systems, its subsidiaries and affiliates, and was related to the potential export controls violations involving our On-Demand manufacturing business described above. Under the suspension, we were generally prohibited from receiving new federal government contracts or subcontracts from any executive branch agency as described in the provisions of 48 C.F.R Subpart 9.4 of the Federal Acquisition Regulation. The suspension allowed us to continue to perform current federal contracts, and also to receive awards of new subcontracts for items under $35 and for items considered commercially available off-the-shelf items. The Air Force lifted the suspension on September 6, 2019 following the execution of a two-year Administrative Agreement with us. We are now eligible to obtain and perform U.S. government contracts and subcontracts without restrictions. Under the Administrative Agreement, we will be monitored and evaluated by independent monitors who will report to the Air Force on our compliance with the terms of the Company’s Ethics & Compliance Program, including its overall culture, government contracting compliance program, and export controls compliance program.

Although we cannot predict the ultimate resolution of these matters, we have incurred and expect to continue to incur significant legal costs and other expenses in connection with responding to the U.S. government agencies.

Shareholder Suits

The Company and certain of its current and former executive officers have been named as defendants in two putative stockholder class action lawsuits pending in the United States District Court for the Eastern District of New York.

The first action is styled Troy Kehoe v. 3D Systems Corporation, et al., No. 1:21-cv-01920-NGG-LB (E.D.N.Y.). The complaint, which was filed on April 9, 2021, alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the current and former executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. The complaint was filed on behalf of stockholders who purchased shares of the Company’s common stock between May 6, 2020 and March 1, 2021, and seeks monetary damages on behalf of the purported class.

The second action is styled Kumar v. 3D Systems Corporation, et al., No. 1:21-cv-02383-ENV-LB (E.D.N.Y.). The complaint, which was filed on April 29, 2021, alleges that defendants violated the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the current and former executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. The complaint was filed on behalf of stockholders who purchased shares of the Company’s common stock between May 7, 2020 and March 1, 2021, and seeks monetary damages on behalf of the purported class.

The Company believes the claims alleged in the putative securities class actions are without merit and the Company intends to defend itself and its current and former officers vigorously.

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

(15) Restructuring and Exit Activity Costs

On August 5, 2020, we announced, in connection with the new strategic focus and organizational realignment, a restructuring plan intended to align our operating costs with current revenue levels and better position the Company for future sustainable and profitable growth. The restructuring plan included a reduction of nearly 20% of our workforce, with the majority of the workforce reduction completed by December 31, 2020. We expect that the restructuring plan, in conjunction with other cost reduction measures, will reduce our annualized costs by approximately $80,000 by the end of December 31, 2021, with additional savings of approximately $20,000 dependent on potential divestitures. Cost reduction efforts include reducing the number of facilities and examining every aspect of our manufacturing and operating costs. We incurred cash charges for severance, facility closing and other costs, primarily in the second half of 2020 and expect to incur additional charges in 2021 as we finalize all the actions to be taken. Total severance charges expected to be incurred are $5,700 lower than as reported at year end due to revised estimates. Non-cash charges related to these actions are expected to be $6,400 and are included in facility closing costs. We are also evaluating the divestiture of parts of the business that do not align with this strategic focus. See Note 2.

In connection with the restructuring plan, we recorded pre-tax costs during the three months ended March 31, 2021, included within Selling, general and administrative in the condensed consolidated income statement, and expect to incur total costs as follows:

(in thousands)	Total Costs Expected to be Incurred	Costs Incurred during 2020	Costs Incurred during the three months ended March 31, 2021	Total Costs Incurred
Severance, termination benefits and other employee costs	$15,600	$12,914	$731	$13,645
Facility closing costs	9,800	6,470	365	6,835
Other costs	2,300	668	(68)	600
Total	$27,700	$20,052	$1,028	$21,080

The liabilities at March 31, 2021 related to these costs were principally recorded in accrued expenses in the condensed consolidated balance sheets and were as follows:

(in thousands)	Liability at December 31, 2020	Costs Incurred during 2021	Costs Paid During 2021	Non-cash adjustments	Liability at March 31, 2021
Severance, termination benefits and other employee costs	$7,173	$731	$(5,895)	$—	$2,009
Facility closing costs	—	365	(365)	—	—
Other costs	—	(68)	(58)	126	—
Total	$7,173	$1,028	$(6,318)	$126	$2,009

(16) Subsequent Events

We have evaluated subsequent events through the date these financial statements were issued and determined there were no events, other than as described in Note 14, that required disclosure or recognition in these financial statements.

On May 6, 2021, we purchased Allevi, Inc. to expand regenerative medicine initiatives into medical and pharmaceutical research and development laboratories. Additionally, on May 6, 2021, we announced the acquisition of a German software firm, Additive Works GmbH to expand simulation capabilities for rapid optimization of industrial-scale 3D printing processes, expected to close during the second quarter of 2021.

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

Business Overview

3D Systems Corporation (“3D Systems” or the “Company” or “we” or “us”) markets our products and services through subsidiaries in North America and South America (collectively referred to as “Americas”), Europe and the Middle East (collectively referred to as “EMEA”) and the Asia Pacific region (“APAC”). We provide comprehensive 3D printing and digital manufacturing solutions, including 3D printers for plastics and metals, materials, software, on-demand manufacturing services and digital design tools. Our solutions support advanced applications in two key industry verticals: Healthcare (which includes dental, medical devices and personalized health services) and Industrial (which includes aerospace, defense, transportation and general manufacturing). We have over 30 years of experience and expertise which have proven vital to our development of an ecosystem and end-to-end digital workflow solutions which enable customers to optimize product designs, transform workflows, bring innovative products to market and drive new business models.

As of January 1, 2021, we determined the Company has two reportable segments, Healthcare and Industrial, whereas the Company previously only reported its consolidated results in one segment. Prior year Healthcare and Industrial revenue amounts discussed herein have been recast to conform with current year presentation.

New Strategic Focus and Restructuring

Our business portfolio is well-balanced across end markets and geographies and includes a high degree of businesses serving critical sectors such as healthcare, aerospace and durable goods. In May 2020, a new Chief Executive Officer and President, Dr. Jeffrey Graves, was hired. Dr. Graves undertook an initial assessment of the Company and on August 5, 2020, we announced a new strategic focus and reorganization and, to align our cost structure to the current level of revenues, a restructuring plan was also announced. We expect the restructuring effort, when complete and in conjunction with other cost reduction measures, to reduce annualized costs by approximately $80 million by the end of 2021, with additional savings of approximately $20 million dependent on potential divestitures. This should enable us to be profitable at current revenue levels and be well positioned to leverage future sales growth. Cost reduction efforts include reducing the number of facilities and examining every aspect of our manufacturing and operating costs. We incurred cash charges for severance, facility closing and other costs, primarily in the second half of 2020, and expect to incur additional charges in 2021 as we finalize all the actions to be taken. We estimate total charges of $27.7 million for severance, facility closings and other costs in accomplishing these efforts, which is $5.7 million lower than as reported at year end due to revised estimates. Non-cash charges related to these actions are expected to be $6.4 million and are included in facility closing costs. We are also evaluating the divestiture of parts of the business that do not align with this strategic focus. See Note 15 for additional discussion.

COVID-19 Pandemic Response

As we continue to closely monitor the COVID-19 pandemic, our top priority remains the health and safety of our employees and their families and communities. Our Crisis Response Steering Committee regularly reviews and adapts our protocols based on evolving research and guidance related to the virus. While essential operations continue, we continue to restrict travel and meetings, publish pertinent information, and adapt to a world where many in our workforce are remote and those coming on-site are following new safety measures. We have a multi-phase plan to return to working on-site and remain committed to protecting our employees, delivering for our customers and supporting our communities.

Looking Forward

Our operations in Americas, EMEA and APAC expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. While the COVID-19 pandemic continued to impact our reported results for the quarter ended March 31, 2021, we are unable to predict the longer-term impact that the pandemic may have on our business, results of operations, financial position or cash flows. The extent to which our operations may be impacted by the dynamic nature of the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the severity or resurgence of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions, further supply chain disruptions, including the ongoing semiconductor chip shortages, and the continued disruptions to, and volatility in, the financial markets remain unknown.

Summary of First Quarter 2021 Financial Results

Total consolidated revenue for the first quarter of 2021 increased 7.7% compared to the same period last year driven by a strong performance in our Healthcare segment. Revenue from Healthcare increased 38.7% to $72.5 million, compared to the same period last year, driven by stronger sales to the dental market. Industrial sales decreased 11.7% to $73.6 million, compared to the same period last year driven by the Cimatron Ltd. ("Cimatron") divestiture.

Gross profit for the quarter ended March 31, 2021 increased by 12.4%, or $7.1 million, to $64.2 million, compared to $57.1 million for the quarter ended March 31, 2020. Gross profit margin for the quarters ended March 31, 2021 and March 31, 2020 was 44.0% and 42.1%, respectively. The increase in gross profit was primarily due to product mix and improved capacity utilization.

Operating expenses for the quarter ended March 31, 2021 decreased by 12.1%, or $9.2 million, to $66.2 million, compared to $75.4 million for the quarter ended March 31, 2020. Selling, general and administrative expenses for the quarter ended March 31, 2021 decreased by 11.6%, or $6.5 million, to $49.6 million, compared to $56.1 million for the quarter ended March 31, 2020. Research and development expenses for the quarter ended March 31, 2021 decreased by 13.7%, or $2.6 million, to $16.6 million, compared to $19.2 million for the quarter ended March 31, 2020. Our lower operating expenses reflect reduced hiring and lower travel expenses incurred in the current year, resulting from the COVID-19 pandemic, as well as savings achieved in the current year from cost restructuring activities; partially offset by higher stock-based compensation expenses.

Our operating loss for the quarter ended March 31, 2021 was $2.0 million, compared to $18.2 million for the quarter ended March 31, 2020. The lower loss was driven by higher revenue and reduced operating expenses as previously discussed.

For the quarter ended March 31, 2021, we generated $28.5 million of cash from operations, primarily driven by the increase in operating income and better working capital management. For the quarter ended March 31, 2020, we used $2.3 million of cash from operations. Our unrestricted cash balance at March 31, 2021 and December 31, 2020, was $132.4 million and $75.0 million, respectively. The higher cash balance resulted from $54.7 million, net, from the Cimatron sale and $28.5 million from operations, partially offset by $21.4 million for repayments of debt, $4.0 million for payments related to a prior acquisition and $3.9 million for capital expenditures.

Results of Operations

Revenue

Current year revenue has improved as the prior year was impacted by the effects of the COVID-19 pandemic, most severely toward the end of the first quarter 2020 and into the second quarter 2020, as many of our customers were shut down or on a significantly reduced level of activity. Excluding impacts due to the pandemic, due to the relatively high price of certain 3D printers and a corresponding lengthy selling cycle as well as relatively low unit volume of the higher priced printers in any particular period, a shift in the timing and concentration of orders and shipments from one period to another can affect reported revenue in any given period.

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

We earn revenue from the sale of products and services through our Healthcare and Industrial segments. The products category includes 3D printers and corresponding materials, healthcare simulators and digitizers, software licenses, 3D scanners and haptic devices. The majority of materials used in our 3D printers are proprietary. The services category includes maintenance contracts and services on 3D printers and simulators, software maintenance, on-demand solutions and healthcare services.

The following table sets forth the change in revenue for the three months ended March 31, 2021 and 2020.

Table 1

(Dollars in thousands)	Products		Services		Total
Revenue — first quarter 2020	$79,739	58.8%	$55,896	41.2%	$135,635	100.0%
Change in revenue:
Volume	10,783	13.5%	(5,255)	(9.4)%	5,528	4.1%
Price/Mix	2,149	2.7%	—	—%	2,149	1.6%
Foreign currency translation	977	1.2%	1,827	3.3%	2,804	2.1%
Net change	13,909	17.4%	(3,428)	(6.1)%	10,481	7.7%
Revenue — first quarter 2021	$93,648	64.1%	$52,468	35.9%	$146,116	100.0%

Consolidated revenue increased 7.7%, predominantly due to higher products volume, driven by increased sales of printers with a favorable price/mix and foreign currency impact, partially offset by lower on-demand volume and divestitures. The increase in volume was due to the continued rebound from adverse impacts of COVID-19 in the prior year.

For the quarters ended March 31, 2021 and 2020, products revenue from Healthcare contributed $49.6 million and $32.2 million, respectively, and products revenue from Industrial contributed $44.0 million and $47.6 million, respectively. The higher products revenue in Healthcare was due to continued strength in the dental market and lower products revenue in Industrial was primarily due to divestitures.

For the quarters ended March 31, 2021 and 2020, services revenue from Healthcare contributed $22.9 million and $20.1 million, respectively, and services revenue from Industrial contributed $29.6 million and $35.8 million, respectively. The higher services revenue in Healthcare was due to earnings related to milestones achieved in collaborative arrangements and lower services revenue in Industrial was due to lower on-demand volume and divestitures.

For the quarters ended March 31, 2021 and 2020, revenue from operations outside the U.S. was 43.8% and 54.0% of total revenue, respectively.

Gross profit and gross profit margins

The following table sets forth gross profit and gross profit margins for the three months ended March 31, 2021 and 2020.

Table 2

	Quarter Ended March 31,
	2021		2020		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$40,284	43.0%	$31,286	39.2%	$8,998	28.8%	3.8	9.7%
Services	23,956	45.7%	25,846	46.2%	(1,890)	(7.3)%	(0.5)	(1.1)%
Total	$64,240	44.0%	$57,132	42.1%	$7,108	12.4%	1.9	4.5%

The increase in total consolidated gross profit is predominantly due to the higher sales volume as previously discussed, partially offset by divestitures. Products gross profit increased primarily due to higher sales volume as well as a stronger gross profit margin due to the fixed nature of certain costs. Services gross profit decreased primarily due to lower on-demand volume and divestitures.

Operating expenses

The following table sets forth the components of operating expenses for the three months ended March 31, 2021 and 2020.

Table 3

	Quarter Ended March 31,
	2021		2020		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$49,600	33.9%	$56,106	41.4%	$(6,506)	(11.6)%
Research and development expenses	16,599	11.4%	19,244	14.2%	(2,645)	(13.7)%
Total operating expenses	$66,199	45.3%	$75,350	55.6%	$(9,151)	(12.1)%

Selling, general and administrative expenses decreased as the cost savings due to restructuring efforts were realized, predominantly personnel and marketing activities, partially offset by higher stock-based compensation and bonus expense. Additionally, the prior year period was impacted by severance expense and expenses incurred by divested businesses. See Note 15 for additional discussion regarding restructuring.

Research and development expenses decreased as the cost savings due to restructuring efforts were realized, including personnel reductions, as well as lower overall program spend.

Loss from operations

The following table sets forth loss from operations for the three months ended March 31, 2021 and 2020.

Table 4

	Quarter Ended March 31,
(Dollars in thousands)	2021	2020
Loss from operations:	$(1,959)	$(18,218)

See “Revenue,” “Gross profit and gross profit margins” and “Operating expenses” above.

Interest and other income (expense), net

The following table sets forth the components of interest and other income (expense), net, for the three months ended March 31, 2021 and 2020.

Table 5

	Quarter Ended March 31,
(Dollars in thousands)	2021	2020
Interest and other income (expense), net
Foreign exchange gain (loss)	$2,129	$(112)
Interest expense, net	(1,038)	(1,038)
Other income (expense), net	37,762	(1,414)
Total interest and other income (expense), net	$38,853	$(2,564)

Total interest and other income (expense), net increased primarily due to the $32.9 million gain on sale of Cimatron and favorable foreign exchange. Interest expense, net remained flat as lower interest expense due to repayment of the 5-year $100 million senior secured term loan facility (the "Term Facility") was offset as amounts previously recognized in Accumulated other comprehensive loss were released in the first quarter of 2021 and reclassified to Interest and other expense, net as a result of the termination of the interest rate swap.

Net income (loss)

The following table sets forth the primary components of net income (loss) for the quarters ended March 31, 2021 and 2020.

Table 6

	Quarter Ended March 31,
(Dollars in thousands, except per share amounts)	2021	2020	Change
Loss from operations	$(1,959)	$(18,218)	$16,259
Other non-operating items:
Interest and other income (expense), net	38,853	(2,564)	41,417
Benefit for income taxes	8,334	1,858	6,476
Net income (loss)	$45,228	$(18,924)	$64,152

Weighted average shares - basic	121,705	114,590
Weighted average shares - diluted	125,070	114,590

Net income (loss) per share - basic	$0.37	$(0.17)
Net income (loss) per share - diluted	$0.36	$(0.17)

The increase in net income for the quarter ended March 31, 2021, as compared to the net loss for the quarter ended March 31, 2020, was primarily driven by a decrease in loss from operations and gain on sale of Cimatron, as previously discussed.

See “Gross profit and gross profit margins,” “Operating expenses” and “Interest and other income (expense), net” above.

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

At March 31, 2021, we had cash on hand of $133.0 million including restricted cash and no outstanding debt. We also had a $100 million unused revolving credit facility with approximately $92.0 million of availability, based on the terms of the agreement. Cash on hand, including restricted cash and cash classified as held for sale, increased $48.2 million since December 31, 2020. The higher cash balance resulted from proceeds of $54.7 million from the Cimatron sale and $28.5 million from operations, partially off by $21.4 million for repayments of debt, $4.0 million payments related to a prior acquisition and $3.9 million for capital expenditures. Cash from operations was impacted by withholding taxes of $6.6 million related to the Cimatron divestiture.

On January 1, 2021, the Company completed the sale of 100% of the issued and outstanding equity interests of Cimatron, the subsidiary that operated the Company’s Cimatron integrated CAD/CAM software for tooling business and its GibbsCAM CNC programming software business, for approximately $64.2 million, after certain adjustments and excluding $9.5 million of cash amounts transferred to the purchaser.

We expect that cash flow from operations, cash and cash equivalents, and other sources of liquidity such as bank credit facilities and issuing equity or debt securities, will be available and sufficient to meet all foreseeable cash requirements.

Cash held outside the U.S. at March 31, 2021 was $70.2 million, or 53.0% of total cash and cash equivalents, compared to $49.7 million, or 66.2% of total cash and cash equivalents at December 31, 2020. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant federal and state taxes. However, these dividends are subject to foreign withholding taxes that are estimated to result in the Company incurring tax costs in excess of the cost to obtain cash through other means. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash flow” discussion below.

Cash flow

Cash flow from operations

Cash provided by operating activities for the quarter ended March 31, 2021 was $28.5 million, while cash used in operating activities for the quarter ended March 31, 2020 was $2.3 million.

Working capital provided cash of $10.8 million for the quarter ended March 31, 2021 and used cash of $3.3 million for the quarter ended March 31, 2020. For the quarter ended March 31, 2021, drivers of working capital related to cash inflows were a decrease in accounts receivable and inventory and an increase in accounts payable and deferred revenue, partially offset by an increase in prepaid expenses and other current assets and a decrease in accrued and other liabilities, driven by withholding tax payments related to the Cimatron sale. For the quarter ended March 31, 2020, drivers of working capital related to cash outflows were an increase in prepaid expenses and inventory and a decrease in other accrued liabilities, partially offset by an increase in deferred revenue and accounts payable.

Cash flow from investing activities

For the quarter ended March 31, 2021, the primary inflows of cash related to proceeds from the sale of Cimatron, partially offset by capital expenditures and payments related to a prior acquisition. For the quarter ended March 31, 2020, the primary outflows of cash related to the purchases of noncontrolling interest and capital expenditures. Capital expenditures were $3.9 million and $4.4 million for the quarters ended March 31, 2021 and 2020, respectively.

Cash flow from financing activities

Cash used in financing activities was $24.3 million for the quarter ended March 31, 2021, while cash provided by financing activities was $1.2 million for the quarter ended March 31, 2020. The primary outflow of cash for the quarter ended March 31, 2021 related to repayment of the Term Facility and settlements of stock-based compensation. The primary inflow of cash for the quarter ended March 31, 2020 related to the proceeds from inventory financing agreements, partially offset by settlements of stock-based compensation and partial repayment of the Term Facility.

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

As of the date of this report, there have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 5, 2021 that have had a material impact on our condensed consolidated financial statements and related notes.

Forward-Looking Statements

Certain statements made in this Form 10-Q that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “believes,” “belief,” “expects,”“may,” “will,” “estimates,” “intends,” “anticipates,” or “plans” or the negative of these terms or other comparable terminology.

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
•compliance with, and related expenses and challenges concerning, conflict-free minerals regulations; and
•the other factors discussed in the reports we file with or furnish to the SEC from time to time, including the risks and important factors set forth in additional detail in Item 1A. “Risk Factors” in the 2020 Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements included herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update or revise any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise, except as required by law. All subsequent written or oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by the cautionary statements referenced above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks at December 31, 2020, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the 2020 Form 10-K. During the first three months of 2021, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2021 because of the material weaknesses in internal control over financial reporting discussed below.

Our Chief Executive Officer and Chief Financial Officer have concluded that the following material weaknesses in internal control over financial reporting existed as of December 31, 2020 and are in the process of being remediated as of March 31, 2021:

•Lack of certain controls, or improper execution of designed control procedures, for certain non-standard contracts and non-standard contract terms, and
•Lack of certain controls, or improper execution of designed control procedures, over the review of internally prepared reports and analyses utilized in the financial closing process.

Remediation Plan

We are working to remediate the material weaknesses through the development and implementation of more formal policies, processes and documentation procedures relating to our financial reporting as well as the hiring of additional accounting personnel and the training of new personnel and existing personnel in new roles on proper execution of designed control procedures. In addition, we engaged outside consultants to advise on changes in the design of our controls and procedures, implementation of our remediation activities and to advise on technical accounting matters. We believe that our remediation plan is sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. However, as we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, we cannot assure you when the Company will remediate such weaknesses, nor can we be certain that additional actions will not be required or the costs of any such additional actions. Moreover, we cannot assure you that additional material weaknesses will not arise in the future.

Changes in Internal Control over Financial Reporting

As a result of the implementation of the material aspects of this remediation plan in the first quarter of 2021, including engaging outside consultants to advise on technical matters, implementing certain processes related to completeness and accuracy and beginning to train existing personnel on the execution of designed control procedures, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in “Export Controls and Government Contracts Compliance Matter,” “Shareholder Suits,” and “Other” in Note 14 – Commitments and Contingencies to the Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

There are no material changes to the risk factors previously disclosed in our 2020 Form 10-K in response to Item 1A to Part I of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the quarter ended March 31, 2021:

	Total number of shares (or units) purchased		Average price paid per share (or unit)
Shares delivered or withheld pursuant to restricted stock awards
January 1, 2021 - January 31, 2021	1,154		$10.48
February 1, 2021 - February 28, 2021	43,279		$43.89
March 1, 2021 - March 31, 2021	11,390		$36.53
	55,823	(a)	$41.70	(b)
a.Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.
b.The average price paid reflects the average market value of shares withheld for tax purposes.

Item 6. Exhibits.

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

3.3	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

3.4	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on October 7, 2011. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 7, 2011.)

3.6	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on May 21, 2013. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 22, 2013.)

3.7	Amended and Restated By-Laws of 3D Systems Corporation. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on March 15, 2018.)

31.1†	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2021.

31.2†	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2021.

32.1†	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2021.

32.2†	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2021.

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
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

Date: May 10, 2021