Form 10-Q
period 2021-06-30
3D SYSTEMS CORP
filed 2021-08-09
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Shares of Common Stock, par value $0.001 per share, outstanding as of August 5, 2021: 125,235,532

3D SYSTEMS CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$131,844	$75,010
Accounts receivable, net of reserves — $4,183 and $4,392	88,618	114,254
Inventories	102,961	116,667
Prepaid expenses and other current assets	33,251	33,145
Current assets held for sale	14,240	18,439
Total current assets	370,914	357,515
Property and equipment, net	59,183	75,356
Intangible assets, net	33,306	28,083
Goodwill	146,267	161,765
Right of use assets	47,490	48,620
Deferred income tax asset	5,146	6,247
Assets held for sale	28,916	31,684
Other assets	21,071	23,785
Total assets	$712,293	$733,055
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,051
Current right of use liabilities	8,256	9,534
Accounts payable	47,979	45,174
Accrued and other liabilities	62,568	69,812
Customer deposits	7,547	7,750
Deferred revenue	28,727	30,302
Current liabilities held for sale	3,813	11,107
Total current liabilities	158,890	175,730
Long-term debt, net of deferred financing costs	—	19,218
Long-term right of use liabilities	47,793	48,469
Deferred income tax liability	3,487	4,716
Liabilities held for sale	2,926	2,952
Other liabilities	32,658	51,247
Total liabilities	245,754	302,332

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 126,796 and 127,626	127	128
Additional paid-in capital	1,407,900	1,404,964
Treasury stock, at cost — 1,623 shares and 3,494 shares	(10,492)	(22,590)
Accumulated deficit	(907,707)	(943,303)
Accumulated other comprehensive loss	(23,289)	(8,476)
Total stockholders’ equity	466,539	430,723
Total liabilities and stockholders’ equity	$712,293	$733,055

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenue:
Products	$108,638	$62,213	$202,286	$141,952
Services	53,919	50,564	106,387	106,460
Total revenue	162,557	112,777	308,673	248,412
Cost of sales:
Products	62,635	51,284	115,999	99,738
Services	30,917	26,326	59,429	56,375
Total cost of sales	93,552	77,610	175,428	156,113
Gross profit	69,005	35,167	133,245	92,299
Operating expenses:
Selling, general and administrative	61,463	52,042	111,063	108,148
Research and development	17,602	16,997	34,201	36,241
Total operating expenses	79,065	69,039	145,264	144,389
Loss from operations	(10,060)	(33,872)	(12,019)	(52,090)
Interest and other income (expense), net	(316)	(2,615)	38,537	(5,179)
Income (loss) before income taxes	(10,376)	(36,487)	26,518	(57,269)
Benefit (provision) for income taxes	744	(1,464)	9,078	394
Net income (loss)	$(9,632)	$(37,951)	$35,596	$(56,875)

Net income (loss) per common share:
Basic	$(0.08)	$(0.33)	$0.29	$(0.49)
Diluted	$(0.08)	$(0.33)	$0.28	$(0.49)

Weighted average shares outstanding:
Basic	122,147	115,503	121,931	115,047
Diluted	122,147	115,503	125,069	115,047

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$(9,632)	$(37,951)	$35,596	$(56,875)
Other comprehensive income (loss), net of taxes:
Pension adjustments	28	13	209	177
Derivative financial instruments	—	1,235	721	(424)
Foreign currency translation	3,385	7,037	(22,224)	(3,135)
Foreign currency translation reclassification - sale of Cimatron	—	—	6,481	—
Total other comprehensive income (loss), net of taxes	3,413	8,285	(14,813)	(3,382)
Total comprehensive income (loss), net of taxes	$(6,219)	$(29,666)	$20,783	$(60,257)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$35,596	$(56,875)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,890	23,059
Stock-based compensation	30,576	13,606
Unrealized gain on exchange rate	(2,100)	—
Provision for inventory obsolescence and revaluation	1,100	10,894
Loss on hedge accounting de-designation and termination	721	1,235
Provision for bad debts	800	1,198
Gain on the disposition of businesses, property, equipment and other assets	(37,240)	(134)
Provision for deferred income taxes and reserve adjustments	(9,014)	(671)
Impairment of goodwill and assets	—	1,100
Changes in operating accounts:
Accounts receivable	12,476	12,639
Inventories	9,132	(24,544)
Prepaid expenses and other current assets	(1,065)	(19,976)
Accounts payable	3,424	2,470
Deferred revenue and customer deposits	(531)	6,678
Accrued and other liabilities	(23,020)	3,637
All other operating activities	3,231	4,666
Net cash provided by (used in) operating activities	41,976	(21,018)
Cash flows from investing activities:
Purchases of property and equipment	(8,204)	(7,162)
Proceeds from sale of assets and businesses, net of cash	54,747	552
Business acquisitions, net of cash acquired	(10,912)	—
Purchase of noncontrolling interest	(4,000)	(12,500)
Other investing activities	(306)	(474)
Net cash provided by (used in) investing activities	31,325	(19,584)
Cash flows from financing activities:
Repayment of borrowings/long-term debt	(21,392)	(26,254)
Proceeds from inventory financing agreements	—	2,509
Payments related to net-share settlement of stock-based compensation	(6,629)	(3,821)
Other financing activities	(423)	296
Net cash used in financing activities	(28,444)	(27,270)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,902	(1,856)
Net increase (decrease) in cash, cash equivalents and restricted cash	47,759	(69,728)
Cash, cash equivalents and restricted cash at the beginning of the period (a)	84,711	134,617
Cash, cash equivalents and restricted cash at the end of the period (a)	$132,470	$64,889

Supplemental cash flow information
Lease assets obtained in exchange for new lease liabilities (excludes adoption)	$6,026	$16,238
Cash interest payments	$1,058	$1,519
Cash income tax payments, net	$3,303	$2,617
Transfer of equipment from inventory to property and equipment, net (b)	$(76)	$575
Stock issued for acquisition	$3,500	$—

a.The amounts for cash and cash equivalents shown above include restricted cash of $626 and $967 as of June 30, 2021 and 2020, respectively, and $540 and $952 as of December 31, 2020, and 2019, respectively, which were included in Other assets, net, and $9,161 as of December 31, 2020, which was included in Current assets held for sale in the condensed consolidated balance sheets.
b.Inventory is transferred from inventory to property and equipment at cost when we require additional machines for training or demonstration or for placement into on-demand manufacturing services locations.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Quarters Ended June 30, 2021 and 2020
	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
March 31, 2021	$126	$1,397,276	$(10,492)	$(898,075)	$(26,702)	$462,133
Payments related to net-share settlement of stock-based compensation	1	(3,881)	—	—	—	(3,880)
Shares issued to acquire assets and businesses	—	3,500	—	—	—	3,500
Stock-based compensation expense	—	11,005	—	—	—	11,005
Net loss	—	—	—	(9,632)	—	(9,632)
Gain on pension plan - unrealized	—	—	—	—	28	28
Foreign currency translation adjustment	—	—	—	—	3,385	3,385
June 30, 2021	$127	$1,407,900	$(10,492)	$(907,707)	$(23,289)	$466,539

March 31, 2020	$121	$1,370,174	$(19,718)	$(812,633)	$(49,275)	$488,669
Repurchase of stock	3	—	(2,872)	—	—	(2,869)
Stock-based compensation expense	—	7,294	—	—	—	7,294
Net loss	—	—	—	(37,951)	—	(37,951)
Pension adjustment	—	—	—	—	13	13
Derivative financial instrument gain	—	—	—	—	1,235	1,235
Foreign currency translation adjustment	—	—	—	—	7,037	7,037
June 30, 2020	$124	$1,377,468	$(22,590)	$(850,584)	$(40,990)	$463,428

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Unaudited)

	Six Months Ended June 30, 2021 and 2020
	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
December 31, 2020	$128	$1,404,964	$(22,590)	$(943,303)	$(8,476)	$430,723	$—	$430,723
Repurchase of stock	1	(6,630)	—	—	—	(6,629)	—	(6,629)
Shares issued to acquire assets and businesses	—	3,500	—	—	—	3,500	—	3,500
Stock-based compensation expense	—	18,162	—	—	—	18,162	—	18,162
Net income	—	—	—	35,596	—	35,596	—	35,596
Pension Adjustment	—	—	—	—	181	181	—	181
Gain on pension plan - unrealized	—	—	—	—	28	28	—	28
Termination of derivative instrument	—	—	—	—	721	721	—	721
Retirement of treasury shares	(2)	(12,096)	12,098	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(15,743)	(15,743)	—	(15,743)
June 30, 2021	$127	$1,407,900	$(10,492)	$(907,707)	$(23,289)	$466,539	$—	$466,539

December 31, 2019	$120	$1,371,564	$(18,769)	$(793,709)	$(37,047)	$522,159	$(8,263)	$513,896
Repurchase of stock	4	—	(3,821)	—	—	(3,817)	—	(3,817)
Acquisition of non-controlling interest	—	(7,702)	—	—	(561)	(8,263)	8,263	—
Stock-based compensation expense	—	13,606	—	—	—	13,606	—	13,606
Net loss	—	—	—	(56,875)	—	(56,875)	—	(56,875)
Pension adjustment	—	—	—	—	177	177	—	177
Derivative financial instrument loss	—	—	—	—	(1,659)	(1,659)	—	(1,659)
De-designation of derivative instrument	—	—	—	—	1,235	1,235	—	1,235
Foreign currency translation adjustment	—	—	—	—	(3,135)	(3,135)	—	(3,135)
June 30, 2020	$124	$1,377,468	$(22,590)	$(850,584)	$(40,990)	$463,428	$—	$463,428

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.

As we continue to closely monitor the COVID-19 pandemic, our top priority remains the health and safety of our employees and their families and communities. Our Crisis Response Steering Committee regularly reviews and adapts our protocols based on evolving research and guidance related to the virus. While essential operations continue, we continue to restrict travel and meetings, publish pertinent information, and adapt to a world where many in our workforce are remote and those coming on-site are following new safety measures. In certain of our locations, where local conditions and regulation allow, our employees have begun to return to working on-site. We continue to watch conditions and regulations and remain committed to protecting our employees, delivering for our customers and supporting our communities.

Our operations in North America and South America (collectively referred to as “Americas”), Europe and the Middle East (collectively referred to as “EMEA”) and the Asia Pacific region (“APAC”) expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. While the COVID-19 pandemic continued to impact our reported results for the quarter ended June 30, 2021, we are unable to predict the longer-term impact that the pandemic may have on our business, results of operations, financial position or cash flows. The extent to which our operations may be impacted by the dynamic nature of the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the severity or resurgence of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of uncertain global economic conditions, further supply chain disruptions, including the shortages of critical components, and the continued disruptions to, and volatility in, the financial markets remain unknown.

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

	Quarter Ended June 30, 2020			Six Months Ended June 30, 2020
(in thousands)	As reported	Change	Revised	As reported	Change	Revised
Cost of sales:
Products	$53,204	$(1,920)	$51,284	$103,030	$(3,292)	$99,738
Services	24,406	1,920	26,326	53,083	3,292	56,375
Total cost of sales	$77,610	$—	$77,610	$156,113	$—	$156,113

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

(2) Dispositions and Acquisitions

Dispositions

On January 1, 2021, the Company completed the sale of 100% of the issued and outstanding equity interests of Cimatron Ltd. ("Cimatron"), the subsidiary that operated the Company’s Cimatron integrated CAD/CAM software for tooling business and its GibbsCAM CNC programming software business, for approximately $64,173, after certain adjustments and excluding $9,476 of cash amounts transferred to the purchaser. We recorded a gain on the sale of $32,928 included within Interest and other income (expense), net on the accompanying condensed consolidated statements of operations for the six months ended June 30, 2021. Additionally, at the time of the sale, we recognized a gain of $6,481 for accumulated foreign currency translation gain previously included in Accumulated other comprehensive loss ("AOCL"), which is included within Interest and other income (expense), net. We are finalizing closing adjustments with the purchaser. This disposed of business would have been included within the Industrial segment.

On June 1, 2021, the Company entered into an Asset Purchase Agreement with QP 3D Acquisition, Inc., an affiliate of Trilantic North America (the “Purchaser”), pursuant to which the Purchaser agreed to purchase from the Company (the “Transaction”), the Company’s On Demand Manufacturing business (“ODM”), for a purchase price of $82,000 subject to certain closing adjustments. Completion of the Transaction is expected to occur during the third quarter of 2021. At closing, the Company and the Purchaser will enter into a transition services agreement pursuant to which the Company and certain of its affiliates will provide certain information technology, corporate finance, tax, treasury, accounting, human resources and payroll, sales and marketing, operations, facilities and other customary services to support the Purchaser in the ongoing operation of ODM. The assets and liabilities of ODM were reclassified to held for sale on the consolidated balance sheet as of June 30, 2021.

The components of ODM's assets and liabilities recorded as held for sale on the consolidated balance sheet at June 30, 2021 were as follows:

(in thousands)	June 30, 2021
Assets
Accounts receivable, net of reserves of $463	$11,529
Inventories	2,017
Prepaid expenses and other current assets	694
Total current assets held for sale	14,240
Property and equipment, net	10,740
Intangible assets, net	2,491
Goodwill	13,306
Right of use assets	2,234
Other assets	145
Total assets held for sale	$43,156
Liabilities
Current right of use liabilities	$1,023
Accounts payable	496
Accrued and other liabilities	1,549
Customer deposits	745
Total current liabilities held for sale	3,813
Long-term right of use liabilities	1,629
Other liabilities	1,297
Total liabilities held for sale	$6,739

Acquisitions

On May 6, 2021, we purchased Allevi, Inc. to expand regenerative medicine initiatives into medical and pharmaceutical research and development laboratories. Additionally, on June 15, 2021, we closed the acquisition of a German software firm, Additive Works GmbH. Additive Works expands the simulation capabilities for rapid optimization of industrial-scale 3D printing processes. The purchase price for both acquisitions, individually and combined, and the expected impacts on the Company's financial position, results of operations and cash flows are not material. We are in the process of finalizing the purchase accounting for both acquisitions and expect to finalize the purchase accounting in 2021.

Acquisitions of Noncontrolling Interests

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

As of December 31, 2018, the Company owned approximately 70% of the capital and voting rights of Easyway, a service bureau and distributor of 3D printing and scanning products in China. Approximately 65% of the capital and voting rights of Easyway were acquired on April 2, 2015, and an additional 5% of the capital and voting rights of Easyway were acquired on July 19, 2017 for $2,300. The remaining 30% of the capital and voting rights of Easyway were acquired on January 21, 2019 for $13,500 to be paid in installments over four years for which $4,000 and $2,500 were paid in the first half of 2021 and 2020, respectively.

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

At June 30, 2021, we had $137,615 of outstanding performance obligations, comprised of deferred revenue, customer order backlog and customer deposits. We expect to recognize approximately 87% of our remaining performance obligations as revenue within the next twelve months, an additional 8% by the end of 2022 and the remaining balance thereafter.

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

Software

We also market and sell software tools that enable our customers to capture and customize content using our printers, design optimization and simulation software, and reverse engineering and inspection software. Software does not require significant modification or customization and the license provides the customer with a right to use the software as it exists when made available. Revenue from these software licenses is recognized either upon delivery of the product or of a key code which allows the customer to download the software. Customers may purchase post-sale support. Generally, the first year of post-sales support is included as part of the initial software sale but subsequent years are optional. This optional support is considered a separate obligation from the software and is deferred at the time of sale and subsequently recognized ratably over future periods.

Collaboration and Licensing Agreements

We enter into collaboration and licensing agreements with third parties. The nature of the activities to be performed and the consideration exchanged under the agreements varies on a contract-by-contract basis. We evaluate these agreements to determine whether they meet the definition of a customer relationship for which revenue is recorded. These contracts may contain multiple performance obligations and may contain fees for licensing, research and development services, contingent milestone payments upon the achievement of developmental contractual criteria and/or royalty fees based on the licensees’ product revenue. We determine the revenue to be recognized for these agreements based on an evaluation of the distinct performance obligations, the identification and evaluation of material rights, the estimation of variable consideration and the determination of the pattern on transfer of control for each distinct performance obligation. The Company recognized $2,040 and $717 in revenue related to collaboration arrangements with customers for the quarters ended June 30, 2021 and 2020, respectively. The Company recognized $3,847 and $1,647 in revenue related to collaboration arrangements with customers for the six months ended June 30, 2021 and 2020, respectively.

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

Our terms of sale generally provide payment terms that are customary in the countries where we transact business. To reduce credit risk in connection with certain sales, we may, depending upon the circumstances, require significant deposits, letters of credit or payment in full prior to shipment. For maintenance services, we either bill customers on a time-and-materials basis or sell maintenance contracts that provide for payment in advance on either an annual or other periodic basis.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer deposits and deferred revenues (contract liabilities) on the condensed consolidated balance sheets. Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized at the time of invoicing, or unbilled receivables when revenue is recognized prior to invoicing. For most of our contracts, customers are invoiced when products are shipped or when services are performed resulting in billed accounts receivables for the remainder of the owed contract price. Unbilled receivables generally result from items being shipped where the customer has not been charged, but for which revenue had been recognized. In our on-demand manufacturing business, customers may be required to pay in full before work begins on their orders, resulting in customer deposits. We typically bill in advance for installation, training and maintenance contracts as well as extended warranties, resulting in deferred revenue. Changes in contract asset and liability balances were not materially impacted by any other factors for the six months ended June 30, 2021.

For the six months ended June 30, 2021, we recognized revenue of $24,740 related to our contract liabilities at December 31, 2020. For the six months ended June 30, 2020, we recognized revenue of $21,103 related to our contract liabilities at December 31, 2019.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

(4) Segment Information

Effective January 1, 2021, we changed our segment reporting under ASC 280 Segment Reporting. For periods prior to January 1, 2021, we operated under one operating segment, consistent with the information that was presented to our Chief Operating Decision Maker (CODM). Effective January 1, 2021, we have identified two operating segments, Healthcare and Industrial.

This change in reportable segments was necessitated as a result of changes to our enterprise wide financial reporting to reflect the re-organization of the business into the Healthcare and Industrial verticals that were launched January 1, 2021 at the request of our CODM. These changes resulted in revisions to the financial information provided to the CODM on a recurring basis in his evaluation of financial performance of the Company and in the decision-making process driving future operating performance. The CODM does not review disaggregated assets on a segment basis; therefore, such information is not presented. In addition, the changes made to our enterprise wide financial reporting system were prospective and prevent historical financial information for the Healthcare and Industrial segments to be available other than for revenue which has been disclosed below. We have evaluated potential alternatives to generate comparative prior period financial information for the Healthcare and Industrial segments, and believe that the practicality exception as proscribed in ASC 280 Segment Reporting is applicable due to the high degree of difficulty involved and the significant expense associated with overhauling the structure of legacy financial systems.

The following tables set forth our net sales and operating results by segment:

	Quarter Ended June 30,
	2021	2020	2021
(in thousands)	Net Sales (a)		Operating Profit
Operations by segment:
Healthcare	$82,826	$49,134	$22,253
Industrial	79,731	63,643	9,858
Total	$162,557	$112,777	32,111
General corporate expense, net (b)			(42,171)
Operating loss, as reported			(10,060)
Interest and other expense, net			(316)
Loss before income taxes			$(10,376)

	Six Months Ended June 30,
	2021	2020	2021
(in thousands)	Net Sales (a)		Operating Profit
Operations by segment:
Healthcare	$155,347	$101,426	$42,046
Industrial	153,326	146,986	22,480
Total	$308,673	$248,412	64,526
General corporate expense, net (b)			(76,545)
Operating loss, as reported			(12,019)
Interest and other income, net			38,537
Income before income taxes			$26,518
a.Approximately 43.9% and 50.7% for the quarters ended June 30, 2021 and 2020, respectively, and 43.8% and 52.3% of sales for the six months ended June 30, 2021 and 2020, respectively, were located outside of the U.S.
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

Certain of our leases include variable costs. Variable costs include non-lease components that were incurred based upon actual terms rather than contractually fixed amounts. In addition, incremental lease payments that are indexed to a change in rate or index are considered variable costs. Because the ROU asset and lease liability recorded on the balance sheet was determined based upon factors considered at the commencement date, subsequent changes in the rate or index that were not contemplated, result in variable expenses being incurred when actual payments differ from estimated payments.

On February 25, 2021, the Company entered into an agreement to amend its lease for its corporate office and extended the term. As part of this agreement, the Company sold land owned adjacent to our corporate office for $400 and entered into a lease with the buyer of the land for a new building, containing approximately 80,000 to 100,000 rentable square feet, to be constructed by the lessor. The initial lease terms for both the existing building and the expansion site extend through August 2037. The lease for the new building will not commence until construction is substantially complete.

Components of lease cost (income) were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$2,669	$2,999	$5,182	$6,007
Finance lease cost - amortization expense	156	220	306	435
Finance lease cost - interest expense	62	164	125	327
Short-term lease cost	37	26	91	53
Variable lease cost	704	195	984	245
Sublease income	(156)	(152)	(313)	(304)
Total	$3,472	$3,452	$6,375	$6,763

Balance sheet classifications at June 30, 2021 and December 31, 2020 are summarized below:

	June 30, 2021			December 31, 2020
(in thousands)	Right of use assets	Current right of use liabilities	Long-term right of use liabilities	Right of use assets	Current right of use liabilities	Long-term right of use liabilities
Operating Leases	$43,037	$7,576	$43,217	$40,586	$8,562	$38,296
Finance Leases	4,453	680	4,576	8,034	972	10,173
Total	$47,490	$8,256	$47,793	$48,620	$9,534	$48,469

Our future minimum lease payments as of June 30, 2021 under operating lease and finance leases, with initial or remaining lease terms in excess of one year, were as follows:

	June 30, 2021
(in thousands)	Operating Leases	Finance Leases
Years ending June 30:
2021	$5,655	$457
2022	9,215	906
2023	7,694	903
2024	6,690	828
2025	5,513	735
Thereafter	30,148	2,414
Total lease payments	64,915	6,243
Less: imputed interest	(14,122)	(987)
Present value of lease liabilities	$50,793	$5,256

Supplemental cash flow information related to our leases for the periods ending June 30, 2021 and June 30, 2020 were as follows:

(in thousands)	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$5,521	$6,533
Operating cash outflow from finance leases	$125	$280
Financing cash outflow (inflow) from finance leases	$329	$(76)
Weighted-average remaining lease terms and discount rate for our leases for the period ending June 30, 2021, were as follows:

	June 30, 2021
	Operating	Financing
Weighted-average remaining lease term (in years)	8.9	7.7
Weighted-average discount rate	5.63%	4.63%

(6) Inventories

Components of inventories at June 30, 2021 and December 31, 2020 are summarized as follows:

(in thousands)	June 30, 2021	December 31, 2020
Raw materials	$29,124	$23,762
Work in process	8,018	5,912
Finished goods and parts	65,819	86,993
Inventories	$102,961	$116,667
We record a reserve to the carrying value of our inventory to reflect the rapid technological change in our industry that impacts the market for our products. The inventory reserve was $20,113 and $20,125 as of June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021, our obligation to repurchase inventory, included in accrued and other liabilities on our condensed consolidated balance sheets, was $308, relating to the sale of inventory to an assembly manufacturer and we had a commitment of $4,118 with the assembling manufacturer to purchase certain materials and supplies they acquired from third parties. At June 30, 2021, inventory held at assemblers was $3,115.

(7) Intangible Assets

Intangible assets, net, other than goodwill, at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021			December 31, 2020
(in thousands)	Gross (a)	Accumulated Amortization	Net	Gross (a)	Accumulated Amortization	Net	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Customer relationships	$65,539	$(54,771)	$10,768	$71,123	$(56,682)	$14,441	2.7
Acquired technology	42,018	(40,853)	1,165	42,472	(41,201)	1,271	5.8
Trade names	20,684	(16,599)	4,085	17,477	(16,506)	971	1.3
Patent costs	19,954	(11,415)	8,539	19,828	(10,999)	8,829	4.5
Trade secrets	19,838	(18,425)	1,413	20,188	(18,216)	1,972	1.7
Acquired patents	18,181	(15,848)	2,333	16,317	(15,723)	594	7.4
Other	18,609	(13,606)	5,003	19,793	(19,788)	5	6.0
Total intangible assets	$204,823	$(171,517)	$33,306	$207,198	$(179,115)	$28,083	4.6
a.Change in gross carrying amounts consists primarily of charges for license and patent costs, foreign currency translation, acquisitions and divestitures.
Amortization expense related to intangible assets was $2,502 and $4,929 for the quarter and six months ended June 30, 2021, respectively, compared to $4,144 and $8,546 for the quarter and six months ended June 30, 2020, respectively.

(8) Accrued and Other Liabilities

Accrued liabilities at June 30, 2021 and December 31, 2020 are summarized as follows:

(in thousands)	June 30, 2021	December 31, 2020
Compensation and benefits	$30,796	$24,629
Vendor accruals	12,841	18,762
Accrued taxes	10,455	14,952
Accrued other	1,889	6,138
Product warranty liability	3,160	2,348
Accrued professional fees	2,169	1,773
Royalties payable	1,258	1,210
Total	$62,568	$69,812

Other liabilities at June 30, 2021 and December 31, 2020 are summarized as follows:

(in thousands)	June 30, 2021	December 31, 2020
Long-term employee indemnity	$10,478	$12,228
Long-term tax liability	5,492	15,532
Defined benefit pension obligation	9,427	10,228
Long-term deferred revenue	5,576	6,163
Other long-term liabilities	1,685	7,096
Total	$32,658	$51,247

(9) Borrowings

Credit Facility

We have a 5-year $100,000 senior secured revolving credit facility (the “Senior Credit Facility”) to support working capital and general corporate purposes. The Senior Credit Facility also had a 5-year $100,000 senior secured term loan facility (the “Term Facility”) that, as discussed below, has been fully repaid and terminated. The Senior Credit Facility is guaranteed by certain of our subsidiaries. The guarantors guarantee, among other things, all our obligations and each other guarantor's obligations under the Senior Credit Facility. From time to time, we may be required to cause additional domestic subsidiaries to become guarantors under the Senior Credit Facility. The Senior Credit Facility is scheduled to mature on February 26, 2024, at which time all amounts outstanding thereunder will be due and payable. However, the maturity date of the Senior Credit Facility may be extended at our election with the consent of the lenders subject to the terms set forth in the Senior Credit Facility. The Senior Credit Facility contains customary covenants, some of which require us to maintain certain financial ratios that determine the amounts available and terms of borrowings and events of default. We were in compliance with all covenants at June 30, 2021.

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

On January 4, 2021, in connection with the repayment of the Term Facility, we terminated the interest rate swap agreement, which required a marked-to-market termination payment of $712 paid in January 2021. Amounts previously recognized in AOCL of $721 were released and reclassified into Interest and other income (expense), net on the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2021.

The notional amount and fair value of the derivative on our balance sheet at December 31, 2020 was as follows:

(in thousands)	Balance Sheet location	Notional amount	Fair value
December 31, 2020
Interest rate swap contract	Other liabilities	$15,000	$(700)

Except as noted above, amounts released from AOCL and reclassified into Interest and other income (expense), net did not have a material impact on our condensed consolidated statements of operations and comprehensive income (loss) for the six months and quarters ended June 30, 2021 and 2020.

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

We had $78,826 and $101,781 in notional foreign exchange contracts outstanding as of June 30, 2021 and December 31, 2020, respectively. The fair values of these contracts were not material.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income (loss)	$(9,632)	$(37,951)	$35,596	$(56,875)
Denominator:
Weighted average shares - basic	122,147	115,503	121,931	115,047
Dilutive securities	—	—	3,138	—
Weighted average shares - diluted	122,147	115,503	125,069	115,047

Net income (loss) per share - basic	$(0.08)	$(0.33)	$0.29	$(0.49)
Net income (loss) per share - diluted	$(0.08)	$(0.33)	$0.28	$(0.49)

For the quarters ended June 30, 2021 and 2020, and six months ended June 30, 2020, the effect of dilutive securities, including non-vested stock options and restricted stock awards/units, was excluded from the denominator for the calculation of diluted net loss per share because we recognized a net loss for the periods and their inclusion would be anti-dilutive. Dilutive securities excluded for the quarters ended June 30, 2021 and 2020 were 4.3 million and 6.6 million, respectively, and for the six months ended June 30, 2020 were 6.6 million. For the six months ended June 30, 2021 dilutive securities excluded were 0.4 million.

On August 5, 2020, we entered into an Equity Distribution Agreement for an At-The-Market equity offering program (“ATM Program”) under which we could have issued and sold, from time to time, shares of our common stock. On January 6, 2021, following the closing of the sale of Cimatron and the receipt of the related purchase price proceeds, the Company terminated the ATM Program. No shares of our stock were issued under the ATM Program in 2021.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2021
(in thousands)	Level 1	Level 2	Total
Description
Cash equivalents (a)	$42,470	$—	$42,470
Israeli severance funds (b)	$—	$6,606	$6,606

	Fair Value Measurements as of December 31, 2020
(in thousands)	Level 1	Level 2	Total
Description
Cash equivalents (a)	$199	$—	$199
Israeli severance funds (b)	$—	$6,422	$6,422
Derivative financial instruments (c)	$—	$(700)	$(700)
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

We did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the six months ended June 30, 2021.

(13) Income Taxes

We maintain the exception under ASC 740-270-30-36(b), "Accounting for Income Taxes", for jurisdictions that do not have reliable estimates of ordinary income due to the volatility in the industry. Based on the continued global financial uncertainty due to the COVID-19 pandemic and volatility in the industry, we have continued to use a year-to-date methodology in determining the effective tax rate for the quarter and six months ended June 30, 2021.

For the quarter and six months ended June 30, 2021, the Company's effective tax rate was 7.2% and (34.2)%, respectively. For the quarter and six months ended June 30, 2020, the Company's effective tax rate was (4.0)% and 0.7%, respectively. The difference between the statutory tax rate and the effective tax rate for the quarter and six months ended June 30, 2021 is primarily driven by the reduction of a liability for uncertain tax positions, which includes the release noted in the paragraph below, and the presence of valuation allowances in various jurisdictions. The difference between the statutory tax rate and the effective tax rate for the quarter and six months ended June 30, 2020 is primarily driven by valuation allowances in various jurisdictions, the foreign rate differential between the U.S. tax rate and the foreign tax rates, and the change in U.S. tax law allowing for the carryback of certain U.S. net operating losses (“NOLs”) as explained in the paragraph below.

In response to the global pandemic resulting from COVID-19, the U.S. government enacted tax legislation on March 27, 2020 under the Coronavirus Aid Relief, and Economic Security Act ("CARES Act"). This legislation allowed us to carryback NOLs generated in the 2018 and 2019 tax years up to five years. A tax receivable was recorded during the first quarter of 2020 for the anticipated carryback in the amount of $8,900, along with associated uncertain tax positions of $5,700. During the fourth quarter of 2020, additional uncertain tax positions of $3,200 were recorded to fully reserve the $8,900 related to the carryback. During the first quarter of 2021, the Company received two favorable private letter rulings triggering release of the uncertain tax positions for $8,900. As of the close of the quarter ended June 30, 2021, approximately $2,500 of the $8,900 refund has been received by the Company thus far. The remaining refund of $6,400 was received by the Company on July 29, 2021.

(14) Commitments and Contingencies

We have an inventory purchase commitment with an assembling manufacturer. See Note 6 for additional information regarding this inventory purchase commitment.

Litigation

Export Controls and Government Contracts Compliance Matter

In October 2017, we received an administrative subpoena from the Bureau of Industry and Security of the Department of Commerce (“BIS”) requesting the production of records in connection with possible violations of U.S. export control laws, including with regard to our Quickparts.com, Inc. subsidiary. In addition, while collecting information responsive to the above-referenced subpoena, our internal investigation identified potential violations of the International Traffic in Arms Regulations administered by the Directorate of Defense Trade Controls of the Department of State (“DDTC”) and potential violations of the Export Administration Regulations administered by the BIS. On June 8, 2018 and thereafter, we submitted voluntary disclosures to BIS and DDTC identifying numerous potentially unauthorized exports of technical data.

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

Shareholder Suits

The Company and certain of its current and former executive officers have been named as defendants in a consolidated putative stockholder class action lawsuit pending in the United States District Court for the Eastern District of New York. The action is styled In re 3D Systems Securities Litigation, No. 1:21-cv-01920-NGG-TAM (E.D.N.Y.). The original Complaint, which was filed on April 9, 2021, alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the current and former executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. The original Complaint was filed on behalf of stockholders who purchased shares of the Company’s common stock between May 6, 2020 and March 1, 2021, and seeks monetary damages on behalf of the purported class. On July 14, 2021, the Court appointed a Lead Plaintiff for the putative class and approved his choice of Lead Counsel. The deadline for Lead Plaintiff to file his Consolidated Amended Complaint is September 13, 2021, and the deadline for defendants to move, answer, or otherwise respond is November 12, 2021.

The Company has been named as a nominal defendant and certain of its current and former executive officers have been named as defendants in derivative lawsuits pending in the United States District Court for the Eastern District of New York and the South Carolina Court of Common Pleas for the 16th Circuit, York County. The actions are styled Nguyen v. Joshi, et al., No. 21-cv-03389-DG-CLP (E.D.N.Y.) (the “New York Derivative Action”), Lesar v. Graves, et al., No. 2021CP4602308 (S.C., Ct. of Common Pleas for the 16th Judicial Cir., Cty. of York) (the “Lesar Action”), and Scanlon v. Graves, et al., No. 2021CP4602312 (S.C., Ct. of Common Pleas for the 16th Judicial Cir., Cty. of York) (together with the Lesar Action, the “South Carolina Derivative Actions”). The Complaint in the New York Derivative Action, which was filed on June 15, 2021, asserts breach of fiduciary duty claims against all defendants and claims for contribution under the federal securities laws against certain of the defendants. The Complaints in the South Carolina Derivative Actions, which were filed on July 26, 2021, assert breach of fiduciary duty and unjust enrichment claims against defendants.

The Company believes the claims alleged in the putative securities class action and derivative lawsuits are without merit and the Company intends to defend itself and its current and former officers vigorously.

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

(15) Restructuring and Exit Activity Costs

On August 5, 2020, we announced, in connection with the new strategic focus new and organizational realignment, a restructuring plan intended to align our operating costs with current revenue levels and better position the Company for future sustainable and profitable growth. The restructuring plan included a reduction of nearly 20% of our workforce, with the majority of the workforce reduction completed by December 31, 2020. We completed the restructuring efforts in the second quarter of 2021. Cost reduction efforts included reducing the number of facilities and examining every aspect of our manufacturing and operating costs. We incurred cash charges for severance, facility closing and other costs, primarily in the second half of 2020, and continued to incur additional charges through the second quarter of 2021, when we finalized all the actions to be taken. Non-cash charges related to these actions were $6,400 and are included in facility closing costs. We also divested parts of the business that do not align with this strategic focus. See Note 2.

In connection with the restructuring plan, we recorded pre-tax costs during the six months ended June 30, 2021, included within Selling, general and administrative in the condensed consolidated income statement, and incurred total costs as follows:

(in thousands)	Costs Incurred during 2020	Costs Incurred during the six months ended June 30, 2021	Total Costs Incurred
Severance, termination benefits and other employee costs	$12,914	$660	$13,574
Facility closing costs	6,470	640	7,110
Other costs	668	(179)	489
Total	$20,052	$1,121	$21,173

The liabilities at June 30, 2021 related to these costs were principally recorded in accrued expenses in the condensed consolidated balance sheets and were as follows:

(in thousands)	Liability at December 31, 2020	Costs Incurred during 2021	Costs Paid During 2021	Non-cash adjustments	Liability at June 30, 2021
Severance, termination benefits and other employee costs	$7,173	$660	$(7,768)	$—	$65
Facility closing costs	—	640	(640)	—	—
Other costs	—	(179)		611	432
Total	$7,173	$1,121	$(8,408)	$611	$497

(16) Subsequent Events

We have evaluated subsequent events through the date these financial statements were issued and determined the items below:

On July 28, 2021, the Company entered into a definitive agreement to sell its medical simulation business, Simbionix, to Surgical Science Sweden AB, for a purchase price of $305,000, subject to customary closing conditions and adjustments. The transaction is expected to be completed in August 2021.

As discussed in Note 13, on July 29, 2021 we received the remaining $6,400 refund from the IRS related to our CARES Act NOL carryback claim.

On July 9, 2021 we signed a ten year build to suit lease in Littleton, CO for approximately 50,000 rentable square feet. Total rent over the ten year lease is approximately $14,500. The lease will commence when construction is substantially complete.

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

As of January 1, 2021, we determined the Company has two reportable segments, Healthcare and Industrial, whereas the Company previously only reported its consolidated results in one reportable segment. Prior year Healthcare and Industrial revenue amounts discussed herein have been recast to conform with current year presentation.

New Strategic Focus and Restructuring

Our business portfolio is well-balanced across end markets and geographies and includes a high degree of businesses serving critical sectors such as healthcare, aerospace and durable goods. In May 2020, a new Chief Executive Officer and President, Dr. Jeffrey Graves, was hired. Dr. Graves undertook an initial assessment of the Company and on August 5, 2020, we announced a strategic focus and reorganization and, to align our cost structure to the level of revenues, a restructuring plan was also announced. We completed the restructuring efforts in the second quarter of 2021. Cost reduction efforts include reducing the number of facilities and examining every aspect of our manufacturing and operating costs. We incurred cash charges for severance, facility closing and other costs, primarily in the second half of 2020, and continued to incur additional charges through the second quarter of 2021, when we finalized all the actions to be taken. We incurred total charges of $21.1 million for severance, facility closings and other costs in accomplishing these efforts, including non-cash charges of $6.4 million which are included in facility closing costs. We also divested and are divesting parts of the business that do not align with this strategic focus. See Note 15 for additional discussion.

COVID-19 Pandemic Response

As we continue to closely monitor the global impact of the COVID-19 pandemic, our top priority remains the health and safety of our employees and their families and communities. Our Crisis Response Steering Committee regularly reviews and adapts our protocols based on evolving research and guidance related to the virus. While operations continue, we continue to restrict travel and meetings, publish pertinent information, and adapt to a world where many in our workforce are remote and those coming on-site are following new safety measures. In certain of our locations, where local conditions and regulations allow, our employees have begun to return to working on-site. We continue to watch conditions and regulations and remain committed to protecting our employees, delivering for our customers and supporting our communities.

Looking Forward

Our operations in Americas, EMEA and APAC expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. While the COVID-19 pandemic continued to impact our reported results for the quarter ended June 30, 2021, we are unable to predict the longer-term impact that the pandemic may have on our business, results of operations, financial position or cash flows. The extent to which our operations may be impacted by the dynamic nature of the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the severity or resurgence of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions, further supply chain disruptions, including shortages of critical components, and the continued disruptions to, and volatility in, the financial markets remain unknown.

Summary of Second Quarter 2021 Financial Results

Total consolidated revenue for the second quarter of 2021 increased 44.1% compared to the same period last year, driven by a strong performance in both our Healthcare and Industrial segments. Revenue from Healthcare increased 68.6% to $82.8 million, compared to the same period last year, as sales in both medical and dental applications recovered from the lows of the pandemic. Industrial sales increased 25.3% to $79.7 million, compared to the same period last year, primarily due to the continued recovery from the economic slowdown due to the pandemic.

Gross profit for the quarter ended June 30, 2021 increased by 96.2%, or $33.8 million, to $69.0 million, compared to $35.2 million for the quarter ended June 30, 2020. Gross profit margin for the quarters ended June 30, 2021 and June 30, 2020 was 42.4% and 31.2%, respectively. The increase in gross profit was primarily due to higher revenue in the quarter ended June 30, 2021 and the negative impact of an end-of-life inventory charge recorded in the quarter ended June 30, 2020.

Operating expenses for the quarter ended June 30, 2021 increased by 14.5%, or $10.0 million, to $79.1 million, compared to $69.0 million for the quarter ended June 30, 2020. Selling, general and administrative expenses for the quarter ended June 30, 2021 increased by 18.1%, or $9.4 million, to $61.5 million, compared to $52.0 million for the quarter ended June 30, 2020. Research and development expenses for the quarter ended June 30, 2021 increased by 3.6%, or $0.6 million, to $17.6 million, compared to $17.0 million for the quarter ended June 30, 2020. Our higher operating expenses reflect increased spending as business activity increased as compared to the same period last year, as well as higher stock-based and bonus compensation expenses reflecting better than expected operating performance, partially offset by benefits from cost restructuring.

Our operating loss for the quarter ended June 30, 2021 was $10.1 million, compared to $33.9 million for the quarter ended June 30, 2020. The lower loss was driven by higher revenue, benefits from cost restructuring, and improved gross margins as discussed above discussed.

For the six months ended June 30, 2021, we generated $42.0 million of cash from operations, primarily driven by the increase in operating income and better working capital management. For the six months ended June 30, 2020, we used $21.0 million of cash from operations. Our unrestricted cash balance at June 30, 2021 and December 31, 2020, was $131.8 million and $75.0 million, respectively. The higher cash balance resulted from $54.7 million in net proceeds from the Cimatron sale and $42.0 million from operations, partially offset by $21.4 million for repayments of debt, $4.0 million for payments related to a prior acquisition, $10.9 million for current acquisitions, $6.6 million related to share settlement of stock-based compensation, and $8.2 million for capital expenditures.

Results of Operations

Revenue

Current year revenue has improved as the prior year was negatively impacted by the effects of the COVID-19 pandemic, most severely toward the end of the first quarter 2020 and into the second quarter 2020, as many of our customers were shut down or on a significantly reduced level of activity. Additionally, given the relatively high price of certain 3D printers and a corresponding lengthy selling cycle as well as relatively low unit volume of the higher priced printers in any particular period, a shift in the timing and concentration of orders and shipments from one period to another can materially affect reported revenue in any given period.

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

The following tables set forth the change in revenue for the quarters and six months ended June 30, 2021 and 2020.

Table 1

(Dollars in thousands)	Products		Services		Total
Revenue — second quarter 2020	$62,213		$50,564		$112,777
Change in revenue:
Volume	20,281	32.6%	1,564	3.1%	21,845	19.4%
Price/Mix	20,696	33.3%	33	0.1%	20,729	18.4%
Foreign currency translation	5,448	8.8%	1,758	3.5%	7,206	6.4%
Net change	46,425	74.6%	3,355	6.6%	49,780	44.1%
Revenue — second quarter 2021	$108,638		$53,919		$162,557

Total consolidated revenue for the second quarter of 2021 compared to the same period last year increased 44.1%, primarily due to higher volume from the continued rebound from adverse impacts of COVID-19 in the prior year, and favorable price/mix and foreign currency impact partially offset by divestitures. Recurring revenue, which includes service and materials, was $106.2 million and $79.2 million for the quarters ended June 30, 2021 and 2020, respectively.

For the quarters ended June 30, 2021 and 2020, products revenue from Healthcare contributed $57.8 million and $29.9 million, respectively, and products revenue from Industrial contributed $50.8 million and $32.3 million, respectively. The higher products revenue in Healthcare was due to continued strength in the dental market and higher products revenue in Industrial was primarily due to higher volumes, favorable price/mix and foreign currency impact partially offset by divestitures.

For the quarters ended June 30, 2021 and 2020, services revenue from Healthcare contributed $25.0 million and $19.3 million, respectively, and services revenue from Industrial contributed $28.9 million and $31.3 million, respectively. The higher services revenue in Healthcare was due to strong sales in both dental and medical applications; whereas, lower services revenue in Industrial was due to divestitures.

For the quarters ended June 30, 2021 and 2020, revenue from operations outside the U.S. was 43.9% and 51.0% of total revenue, respectively.

Table 2

(Dollars in thousands)	Products		Services		Total
Revenue — six months 2020	$141,952		$106,460		$248,412
Change in revenue:
Volume	31,064	21.9%	(3,691)	(3.5)%	27,373	11.0%
Price/Mix	22,845	16.1%	33	—%	22,878	9.2%
Foreign currency translation	6,425	4.5%	3,585	3.4%	10,010	4.0%
Net change	60,334	42.5%	(73)	(0.1)%	60,261	24.3%
Revenue — six months 2021	$202,286		$106,387		$308,673

Total consolidated revenue increased 24.3% for the six months ended June 30, 2021 compared to the same period last year, primarily due to increased volume from the continued rebound from the adverse impacts of COVID-19 in the prior year and favorable price/mix and foreign currency impact. Recurring revenue, which includes service and materials, was $202.9 million and $176.5 million for the six months ended June 30, 2021 and 2020, respectively.

For the six months ended June 30, 2021 and 2020, products revenue from Healthcare contributed $107.4 million and $62.0 million, respectively, and products revenue from Industrial contributed $94.9 million and $79.9 million, respectively. The higher products revenue in Healthcare was due to continued strength in the dental market and higher products revenue in Industrial was primarily due to higher volumes, favorable price/mix and foreign currency impact partially offset by divestitures.

Services revenue was flat primarily due to decrease in volumes, which were offset by favorable impact of foreign currency translation. For the six months ended June 30, 2021 and 2020, services revenue from Healthcare contributed $47.9 million and $39.4 million, respectively, and services revenue from Industrial contributed $58.5 million and $67.1 million, respectively. The higher services revenue in Healthcare was due to strong sales in both dental and medical applications; whereas, the lower services revenue in Industrial was due to lower on-demand volume and divestitures.

Gross profit and gross profit margins

The following tables set forth gross profit and gross profit margins for the quarters and six months ended June 30, 2021 and 2020.

Table 3

	Quarter Ended June 30,
	2021		2020		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$46,003	42.3%	$10,929	17.6%	$35,074	320.9%	24.7	140.3%
Services	23,002	42.7%	24,238	47.9%	(1,236)	(5.1)%	(5.2)	(10.9)%
Total	$69,005	42.4%	$35,167	31.2%	$33,838	96.2%	11.2	35.9%

For the quarter ended June 30, 2021, as compared to the same period last year, the increase in total consolidated gross profit was predominantly due to the higher sales volume as previously discussed, and the end of life inventory charge recorded in the quarter ended June 30, 2020, partially offset by divestitures. Products gross profit increased primarily due to higher sales volume as well as an improved gross profit margin due to the significantly improved capacity utilization and the end of life inventory charge recorded in the quarter ended June 30, 2020. Services gross profit decreased primarily due to lower on-demand volume and divestitures.

Table 4

	Six Months Ended June 30,
	2021		2020		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$86,287	42.7%	$42,214	29.7%	$44,073	104.4%	13.0	43.8%
Services	46,958	44.1%	50,085	47.0%	(3,127)	(6.2)%	(2.9)	(6.2)%
Total	$133,245	43.2%	$92,299	37.2%	$40,946	44.4%	6.0	16.1%

For the six months ended June 30, 2021, compared to the same period last year, the increase in total consolidated gross profit was predominantly due to the higher sales volume as previously discussed, partially offset by divestitures and the end of life inventory charge recorded in the quarter ended June 30, 2020. Products gross profit increased primarily due to higher sales volume as well as an improved gross profit margin due to significantly improved capacity utilization and the end of life inventory charge recorded in the six months ended June 30, 2020. Services gross profit decreased primarily due to lower on-demand volume and divestitures.

Operating expenses

The following tables set forth the components of operating expenses for the quarters and six months ended June 30, 2021 and 2020.

Table 5

	Quarter Ended June 30,
	2021		2020		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$61,463	37.8%	$52,042	46.1%	$9,421	18.1%
Research and development expenses	17,602	10.8%	16,997	15.1%	605	3.6%
Total operating expenses	$79,065	48.6%	$69,039	61.2%	$10,026	14.5%

For the quarter ended June 30, 2021, as compared to the same period last year, selling, general and administrative expenses increased predominantly due to higher stock-based compensation and bonus expense reflecting better than expected operating performance as well as increased marketing expense, partially offset by the realization of cost savings from the prior year restructuring program and divestitures. See Note 15 for additional discussion regarding restructuring.

For the quarter ended June 30, 2021, as compared to the same period last year, research and development expenses increased due to an increase in collaboration expenses partially offset by the cost savings from the prior year restructuring program and divestitures.

Table 6

	Six Months Ended June 30,
	2021		2020		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$111,063	36.0%	$108,148	43.5%	$2,915	2.7%
Research and development expenses	34,201	11.1%	36,241	14.6%	(2,040)	(5.6)%
Total operating expenses	$145,264	47.1%	$144,389	58.1%	$875	0.6%

For the six months ended June 30, 2021, compared to the same period last year, selling, general and administrative expenses increased primarily due to higher stock-based compensation and bonus expense reflecting better than expected operating performance as well as increased marketing expense, partially offset by the realization of cost savings from the prior year restructuring program and divestitures. See Note 15 for additional discussion regarding restructuring.

For the six months ended June 30, 2021, compared to the same period last year, research and development expenses decreased due to the realization of cost savings from the prior year restructuring program and divestitures.

Loss from operations

The following table sets forth loss from operations for the quarters and six months ended June 30, 2021 and 2020.

Table 7

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Loss from operations:	$(10,060)	$(33,872)	$(12,019)	$(52,090)

The decrease in loss from operations for the quarter and six months ended June 30, 2021, as compared to the prior year periods, was primarily driven by an increase in revenue and improved gross profit margin, partial offset by an increase in operating expenses, as previously discussed.

See “Revenue,” “Gross profit and gross profit margins” and “Operating expenses” above.

Interest and other income (expense), net

The following table sets forth the components of interest and other income (expense), net, for the quarters and six months ended June 30, 2021 and 2020.

Table 8

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest and other income (expense), net
Foreign exchange gain (loss)	$(72)	$(871)	$2,057	$(983)
Interest expense, net	(211)	(2,050)	(1,249)	(3,088)
Other income (expense), net	(33)	306	37,729	(1,108)
Total interest and other income (expense), net	$(316)	$(2,615)	$38,537	$(5,179)

Interest expense, net, decreased for the six months and quarter ended June 30, 2021, as compared to the prior year periods primarily due to lower interest expense related to the repayment of the 5-year $100 million senior secured term loan facility (the "Term Facility") in the first quarter of 2021 and interest income related to cash proceeds from the Cimatron sale. The year over year benefits for the six months ended June 30, 2021 were partially offset by the realization of losses previously recognized in Accumulated other comprehensive resulting from the termination of the interest rate swap in first quarter of 2021.

Foreign exchange gain (loss), net, for the six months and quarter ended June 30, 2021, as compared to the prior year periods, improved due to the favorable movements in the EUR/USD and GBP/USD exchanges rates.

Other income (expense), net, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, increased primarily due to the $32.9 million gain on sale of Cimatron and a $6.5 million favorable foreign exchange gain related to the Cimatron sale.

Net income (loss)

The following tables set forth the primary components of net income (loss) for the quarters and six months ended June 30, 2021 and 2020.

Table 9

	Quarter Ended June 30,
(Dollars in thousands, except per share amounts)	2021	2020	Change
Loss from operations	$(10,060)	$(33,872)	$23,812
Other non-operating items:
Interest and other income (expense), net	(316)	(2,615)	2,299
Benefit (provision) for income taxes	744	(1,464)	2,208
Net loss	$(9,632)	$(37,951)	$28,319

Weighted average shares - basic	122,147	115,503
Weighted average shares - diluted	122,147	115,503

Net loss per share - basic	$(0.08)	$(0.33)
Net income loss per share - diluted	$(0.08)	$(0.33)

The decrease in net loss for the quarter ended June 30, 2021, as compared to the prior year period, was primarily driven by a decrease in loss from operations, as previously discussed.

Table 10

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020	Change
Loss from operations	$(12,019)	$(52,090)	$40,071
Other non-operating items:
Interest and other income (expense), net	38,537	(5,179)	43,716
Benefit for income taxes	9,078	394	8,684
Net income (loss)	$35,596	$(56,875)	$92,471

Weighted average shares - basic	121,931	115,047
Weighted average shares - diluted	125,069	115,047

Net income (loss) per share - basic	$0.29	$(0.49)
Net income (loss) per share - diluted	$0.28	$(0.49)

The net income for the six months ended June 30, 2021, as compared to the net loss from the prior year period, is primarily due to the decrease in the loss from operations and the gain on the sale of Cimatron both as previously discussed.

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

At June 30, 2021, we had cash on hand of $132.5 million, including restricted cash, and no outstanding debt. We also had a $100 million unused revolving credit facility with full availability, based on the terms of the agreement. Cash on hand, including restricted cash and cash classified as held for sale, increased $47.8 million since December 31, 2020. The higher cash balance resulted from proceeds of $54.7 million from the Cimatron sale and $42.0 million from operations, partially off by $21.4 million for repayments of debt, $4.0 million payments related to a prior acquisition, $10.9 million for current acquisitions, $6.6 million related to net settlement of stock-based compensation, and $8.2 million for capital expenditures. Cash from operations was impacted by withholding taxes of $6.6 million related to the Cimatron divestiture.

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

We expect that cash flow from operations, cash and cash equivalents, and other sources of liquidity such as cash proceeds from announced but not closed divestitures, bank credit facilities and issuing equity or debt securities, will be available and sufficient to meet all foreseeable cash requirements.

Cash held outside the U.S. at June 30, 2021 was $57.3 million, or 43.4% of total cash and cash equivalents, compared to $49.7 million, or 66.2% of total cash and cash equivalents, at December 31, 2020. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant federal and state taxes. However, these dividends are subject to foreign withholding taxes that are estimated to result in the Company incurring tax costs in excess of the cost to obtain cash through other means. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash flow” discussion below.

Cash flow

Cash flow from operations

Cash provided by operating activities for the six months ended June 30, 2021 was $42.0 million, while cash used in operating activities for the six months ended June 30, 2020 was $21.0 million.

Working capital provided cash of $0.4 million for the six months ended June 30, 2021 and used cash of $19.1 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, drivers of working capital related to cash inflows were a decrease in accounts receivable and inventory and an increase in accounts payable, partially offset by an increase in prepaid expenses and other current assets and a decrease in deferred revenue, and accrued and other liabilities, driven by withholding tax payments related to the Cimatron sale. For the six months ended June 30, 2020, drivers of working capital related to cash outflows were an increase in inventory and prepaid expenses, partially offset by an decrease in accounts receivable and an increase in accounts payable, deferred revenue and other accrued liabilities.

Cash flow from investing activities

For the six months ended June 30, 2021, the primary inflows of cash related to proceeds from the sale of Cimatron, partially offset by capital expenditures and payments related to current acquisitions and a prior acquisition. For the six months ended June 30, 2020, the primary outflows of cash related to the purchases of noncontrolling interest and capital expenditures. Capital expenditures were $8.2 million and $7.2 million for the six months ended June 30, 2021 and 2020, respectively.

Cash flow from financing activities

Cash used in financing activities was $28.4 million for the six months ended June 30, 2021, and $27.3 million for the six months ended June 30, 2020. The primary outflow of cash for the six months ended June 30, 2021 related to repayment of the Term Facility and settlements of stock-based compensation. The primary outflow of cash for the six months ended June 30, 2020 related to partial repayment of the Term Facility and settlements of stock-based compensation.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks at December 31, 2020, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the 2020 Form 10-K. During the first six months of 2021, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2021 because of the material weaknesses in internal control over financial reporting discussed below.

Our Chief Executive Officer and Chief Financial Officer have concluded that the following material weaknesses in internal control over financial reporting existed as of December 31, 2020 and are in the process of being remediated as of June 30, 2021:

•Lack of certain controls, or improper execution of designed control procedures, for certain non-standard contracts and non-standard contract terms, and
•Lack of certain controls, or improper execution of designed control procedures, over the review of internally prepared reports and analyses utilized in the financial closing process.

Remediation Plan

We are working to remediate the material weaknesses through the development and implementation of more formal policies, processes and documentation procedures relating to our financial reporting as well as the hiring of a Chief Accounting Officer (CAO), hiring additional accounting personnel and the training of new personnel and existing personnel in new roles on proper execution of designed control procedures. In addition, we engaged outside consultants to advise on changes in the design of our controls and procedures, implementation of our remediation activities and to advise on technical accounting matters. We believe that our remediation plan is sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. However, as we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, we cannot provide assurance as to when the Company will remediate such weaknesses, nor can we be certain that additional actions will not be required or the costs of any such additional actions. Moreover, we cannot provide assurance that additional material weaknesses will not arise in the future.

Changes in Internal Control over Financial Reporting

As a result of the implementation of the material aspects of this remediation plan in the first half of 2021, including hiring a CAO, engaging outside consultants to advise on technical matters, implementing certain processes related to completeness and accuracy and beginning to train existing personnel on the execution of designed control procedures, there were changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

On May 5, 2021, the Company issued 157,045 shares of common stock to Illevax, Inc. (f/k/a Allevi, Inc.) (“Illevax”), pursuant to the terms of an Asset Purchase Agreement, for $3.5 million of consideration towards the purchase of all of the assets, properties and business of Illevax. The issuance of restricted stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder. Illevax is an “accredited investor” within the meaning of that term under to Rule 501 of Regulation D, who provided the Company with representations, warranties and information concerning their qualifications as an “accredited investor.” The Company provided and made available to Illevax full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Illevax acquired the restricted common stock for their own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act, the existence of any such exemption subject to legal review and approval by the Company.

Issuer Purchases of Equity Securities

The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the quarter ended June 30, 2021:

	Total number of shares (or units) purchased		Average price paid per share (or unit)
Shares delivered or withheld pursuant to restricted stock awards
April 1, 2021 - April 30, 2021	1,073		$28.44
May 1, 2021 - May 31, 2021	159,680		$22.73
June 1, 2021 - June 30, 2021	985		$29.35
	161,738	(a)	$22.81	(b)
a.Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.
b.The average price paid reflects the average market value of shares withheld for tax purposes.

Item 6. Exhibits.

2.1
Asset Purchase Agreement, dated June 1, 2021, by and among 3D Systems, Inc., Quickparts.com, Inc., 3D Systems Italia Srl, 3D Systems France Sarl, 3D Systems Europe Limited, 3D Systems GmbH, QP 3D Acquisition, Inc., and 3D Systems Corporation. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K files on June 2, 2021.)

2.2
Stock Purchase Agreement, dated July 28, 2021, by and between 3D Systems, Inc. and Surgical Science Sweden AB. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K files on July 30, 2021.)

10.1*†	Employment Agreement, dated June 28, 2021, between 3D Systems Corporation and David K. Leigh.

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

3.3	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

3.4	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on October 7, 2011. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 7, 2011.)

3.6	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on May 21, 2013. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 22, 2013.)

3.7	Amended and Restated By-Laws of 3D Systems Corporation. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on March 15, 2018.)

31.1†	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2021.

31.2†	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2021.

32.1†	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2021.

32.2†	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2021.

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
* Management contract or compensatory plan or arrangement
† Exhibits filed herein. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation

By	/s/ Jagtar Narula
Jagtar Narula
Chief Financial Officer
(principal financial officer)

By	/s/ Michael Crimmins
Michael Crimmins
Senior Vice President and Chief Accounting Officer
(principal accounting officer)

Date: August 9, 2021