Form 10-Q
period 2021-09-30
3D SYSTEMS CORP
filed 2021-11-08
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Shares of Common Stock, par value $0.001 per share, outstanding as of November 4, 2021: 127,729,349

3D SYSTEMS CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$502,752	$75,010
Accounts receivable, net of reserves — $3,470 and $4,392	89,926	114,254
Inventories	89,325	116,667
Prepaid expenses and other current assets	25,963	33,145
Current assets held for sale	—	18,439
Total current assets	707,966	357,515
Property and equipment, net	57,720	75,356
Intangible assets, net	30,251	28,083
Goodwill	139,906	161,765
Right of use assets	44,514	48,620
Deferred income tax asset	3,475	6,247
Assets held for sale	—	31,684
Other assets	21,271	23,785
Total assets	$1,005,103	$733,055
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,051
Current right of use liabilities	8,176	9,534
Accounts payable	44,946	45,174
Accrued and other liabilities	78,152	69,812
Customer deposits	9,405	7,750
Deferred revenue	27,509	30,302
Current liabilities held for sale	—	11,107
Total current liabilities	168,188	175,730
Long-term debt, net of deferred financing costs	—	19,218
Long-term right of use liabilities	45,533	48,469
Deferred income tax liability	3,142	4,716
Liabilities held for sale	—	2,952
Other liabilities	39,090	51,247
Total liabilities	255,953	302,332

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; issued 126,758 and 127,626	127	128
Additional paid-in capital	1,410,576	1,404,964
Treasury stock, at cost — 1,623 shares and 3,494 shares	(10,492)	(22,590)
Accumulated deficit	(615,051)	(943,303)
Accumulated other comprehensive loss	(36,010)	(8,476)
Total stockholders’ equity	749,150	430,723
Total liabilities and stockholders’ equity	$1,005,103	$733,055

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenue:
Products	$108,884	$78,296	$311,170	$220,248
Services	47,212	57,880	153,599	164,340
Total revenue	156,096	136,176	464,769	384,588
Cost of sales:
Products	64,252	48,213	180,251	147,950
Services	27,529	29,336	86,958	85,712
Total cost of sales	91,781	77,549	267,209	233,662
Gross profit	64,315	58,627	197,560	150,926
Operating expenses:
Selling, general and administrative	65,737	59,065	176,800	167,213
Research and development	15,786	18,866	49,987	55,107
Impairment of goodwill	—	48,300	—	48,300
Total operating expenses	81,523	126,231	226,787	270,620
Loss from operations	(17,208)	(67,604)	(29,227)	(119,694)
Interest and other income (expense), net	315,859	(2,419)	354,396	(7,598)
Income (loss) before income taxes	298,651	(70,023)	325,169	(127,292)
Benefit (provision) for income taxes	(5,995)	(2,866)	3,083	(2,472)
Net income (loss)	$292,656	$(72,889)	$328,252	$(129,764)

Net income (loss) per common share:
Basic	$2.39	$(0.61)	$2.69	$(1.12)
Diluted	$2.34	$(0.61)	$2.63	$(1.12)

Weighted average shares outstanding:
Basic	122,663	118,527	122,178	116,216
Diluted	125,289	118,527	124,839	116,216

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$292,656	$(72,889)	$328,252	$(129,764)
Other comprehensive income (loss), net of taxes:
Pension adjustments	125	(47)	334	130
Derivative financial instruments	—	11	721	(413)
Foreign currency translation	(15,277)	11,214	(37,501)	8,079
Foreign currency translation reclassification - sales of Cimatron and Simbionix	2,431	—	8,912	—
Total other comprehensive income (loss), net of taxes	(12,721)	11,178	(27,534)	7,796
Total comprehensive income (loss), net of taxes	$279,935	$(61,711)	$300,718	$(121,968)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$328,252	$(129,764)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,292	34,830
Stock-based compensation	43,991	16,621
Provision for inventory obsolescence and revaluation	1,100	10,894
Loss on hedge accounting de-designation and termination	721	1,235
Provision for bad debts	620	1,039
Gain on the disposition of businesses, property, equipment and other assets	(351,981)	434
Provision for deferred income taxes and reserve adjustments	(9,380)	—
Impairment of goodwill and assets	—	54,072
Changes in operating accounts:
Accounts receivable	(2,151)	12,668
Inventories	7,095	(23,987)
Prepaid expenses and other current assets	5,338	(15,376)
Accounts payable	15,517	(9,166)
Deferred revenue and customer deposits	5,401	2,714
Accrued and other liabilities	(9,859)	6,309
All other operating activities	1,696	4,828
Net cash provided by (used in) operating activities	62,652	(32,649)
Cash flows from investing activities:
Purchases of property and equipment	(14,814)	(11,015)
Proceeds from sale of assets and businesses, net of cash	427,664	552
Business acquisitions, net of cash acquired	(10,936)	—
Purchase of noncontrolling interest	(4,000)	(12,500)
Other investing activities	(2,273)	504
Net cash provided by (used in) investing activities	395,641	(22,459)
Cash flows from financing activities:
Proceeds from revolving credit facilities	—	20,000
Payments on revolving credit facilities	—	(20,000)
Repayment of borrowings/long-term debt	(21,392)	(26,547)
Proceeds from issuance of common stock	—	25,003
Proceeds from inventory financing agreements	—	2,509
Payments related to net-share settlement of stock-based compensation	(10,386)	(5,034)
Other financing activities	(424)	296
Net cash used in financing activities	(32,202)	(3,773)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,737)	526
Net increase (decrease) in cash, cash equivalents and restricted cash	418,354	(58,355)
Cash, cash equivalents and restricted cash at the beginning of the period (a)	84,711	134,617
Cash, cash equivalents and restricted cash at the end of the period (a)	$503,065	$76,262

Supplemental cash flow information
Lease assets obtained in exchange for new lease liabilities (excludes adoption)	$2,088	$—
Cash interest payments	$1,234	$1,836
Cash income tax payments (receipts), net	$(1,514)	$2,861
Transfer of equipment from inventory to property and equipment, net (b)	$1,610	$671
Stock issued for acquisition	$2,989	$—

a.The amounts for cash and cash equivalents shown above include restricted cash of $313 and $998 as of September 30, 2021 and 2020, respectively, and $540 and $952 as of December 31, 2020, and 2019, respectively, which were included in Other assets, net, and $9,161 as of December 31, 2020, which was included in Current assets held for sale in the condensed consolidated balance sheets.
b.Inventory is transferred from inventory to property and equipment at cost when we require additional machines for training or demonstration or for placement into on-demand manufacturing services locations.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Quarters Ended September 30, 2021 and 2020
	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
June 30, 2021	$127	$1,407,900	$(10,492)	$(907,707)	$(23,289)	$466,539
Payments related to net-share settlement of stock-based compensation	—	(3,757)	—	—	—	(3,757)
Shares issued to acquire assets and businesses	—	(511)	—	—	—	(511)
Stock-based compensation expense	—	6,944	—	—	—	6,944
Net income	—	—	—	292,656	—	292,656
Pension adjustment	—	—	—	—	125	125
Foreign currency translation adjustment	—	—	—	—	(12,846)	(12,846)
September 30, 2021	$127	$1,410,576	$(10,492)	$(615,051)	$(36,010)	$749,150

June 30, 2020	$124	$1,377,468	$(22,590)	$(850,584)	$(40,990)	$463,428
Repurchase of stock	4	23,785	—	—	—	23,789
Stock-based compensation expense	—	3,012	—	—	—	3,012
Net loss	—	—	—	(72,889)	—	(72,889)
Pension adjustment	—	—	—	—	(47)	(47)
Derivative financial instrument gain	—	—	—	—	11	11
Foreign currency translation adjustment	—	—	—	—	11,214	11,214
September 30, 2020	$128	$1,404,265	$(22,590)	$(923,473)	$(29,812)	$428,518

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Unaudited)

	Nine Months Ended September 30, 2021 and 2020
	Common Stock
(in thousands, except par value)	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total 3D Systems Corporation Stockholders' Equity	Equity Attributable to Noncontrolling Interests	Total Stockholders' Equity
December 31, 2020	$128	$1,404,964	$(22,590)	$(943,303)	$(8,476)	$430,723	$—	$430,723
Repurchase of stock	1	(10,387)	—	—	—	(10,386)	—	(10,386)
Shares issued to acquire assets and businesses	—	2,989	—	—	—	2,989	—	2,989
Stock-based compensation expense	—	25,106	—	—	—	25,106	—	25,106
Net income	—	—	—	328,252	—	328,252	—	328,252
Pension Adjustment	—	—	—	—	181	181	—	181
Gain on pension plan - unrealized	—	—	—	—	153	153	—	153
Termination of derivative instrument	—	—	—	—	721	721	—	721
Retirement of treasury shares	(2)	(12,096)	12,098	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(28,589)	(28,589)	—	(28,589)
September 30, 2021	$127	$1,410,576	$(10,492)	$(615,051)	$(36,010)	$749,150	$—	$749,150

December 31, 2019	$120	$1,371,564	$(18,769)	$(793,709)	$(37,047)	$522,159	$(8,263)	$513,896
Repurchase of stock	8	23,782	(3,821)	—	—	19,969	—	19,969
Acquisition of non-controlling interest	—	(7,702)	—	—	(561)	(8,263)	8,263	—
Stock-based compensation expense	—	16,621	—	—	—	16,621	—	16,621
Net loss	—	—	—	(129,764)	—	(129,764)	—	(129,764)
Pension adjustment	—	—	—	—	130	130	—	130
Derivative financial instrument loss	—	—	—	—	(1,648)	(1,648)	—	(1,648)
De-designation of derivative instrument	—	—	—	—	1,235	1,235	—	1,235
Foreign currency translation adjustment	—	—	—	—	8,079	8,079	—	8,079
September 30, 2020	$128	$1,404,265	$(22,590)	$(923,473)	$(29,812)	$428,518	$—	$428,518

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.

As we continue to closely monitor the COVID-19 pandemic, our top priority remains the health and safety of our employees and their families and communities. Our Crisis Response Steering Committee regularly reviews and adapts our protocols based on evolving research and guidance related to the virus. While essential operations continue, we continue to restrict travel and meetings, publish pertinent information, and adapt to a world where many in our workforce are remote and those coming on-site are following new safety measures. The company has selectively reopened its offices in certain of our locations and, where local conditions and regulation allow, our employees have begun to return to working on-site. We continue to watch conditions and regulations and remain committed to protecting our employees, delivering for our customers and supporting our communities. We are subject to the mandatory vaccination and workplace safety protocols of the United States Federal Government Executive Order on Ensuring Adequate COVID Safety Protocols for Federal Contractors, and the COVID-19 Workplace Safety Guidance for Federal Contractors and Subcontractors issued by the Safer Federal Workforce Task Force. Accordingly, we have adopted a policy to comply with the mandate that all U.S. employees be vaccinated within the mandated timeframe.

Our operations in North America and South America (collectively referred to as “Americas”), Europe and the Middle East (collectively referred to as “EMEA”) and the Asia Pacific region (“APAC”) expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. While the COVID-19 pandemic continued to impact our reported results for the quarter ended September 30, 2021, we are unable to predict the longer-term impact that the pandemic may have on our business, results of operations, financial position or cash flows. The extent to which our operations may be impacted by the dynamic nature of the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the severity or resurgence of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of uncertain global economic conditions, further supply chain disruptions, including the shortages of critical components, and the continued disruptions to, and volatility in, the financial markets remain unknown.

As of January 1, 2021, we determined the Company has two reportable segments, Healthcare and Industrial. The Company previously only reported its consolidated results in one segment. This change in segment reporting as of January 1, 2021 was the result of changes to how the chief operating decision maker (“CODM”) assesses the financial performance of the Company and in the decision-making process driving future operating performance. As a result of this re-segmentation, the Company performed a quantitative analysis for potential impairment of our goodwill immediately following the re-segmentation. Based on available information and analysis as of January 1, 2021, we determined the fair value of the Healthcare and Industrial reporting units exceeded their carrying values.

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

	Quarter Ended September 30, 2020			Nine Months Ended September 30, 2020
(in thousands)	As reported (a)	Change	Revised	As reported (a)	Change	Revised
Cost of sales:
Products	$50,038	$(1,825)	$48,213	$153,069	$(5,119)	$147,950
Services	27,511	1,825	29,336	80,593	5,119	85,712
Total cost of sales	$77,549	$—	$77,549	$233,662	$—	$233,662

(a) As reported represents amounts derived from Note 25 to the consolidated financial statements as of and for the year ended December 31, 2020 and as disclosed in Note 1 to the consolidated financial statements as of and for the quarter ended March 31, 2021.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification 740, Income Taxes. It also clarifies certain aspects of the existing guidance to promote more consistent application. This standard is effective for calendar-year public business entities in 2021 and interim periods within that year, and early adoption is permitted. The Company adopted this guidance during the first quarter of 2021. The implementation did not have a material effect on our financial position or results of operations.

No other new accounting pronouncements, issued or effective during 2021, have had or are expected to have a significant impact on our consolidated financial statements.

(2) Dispositions and Acquisitions

Dispositions

On January 1, 2021, we completed the sale of 100% of the issued and outstanding equity interests of Cimatron Ltd. ("Cimatron"), the subsidiary that operated the Company’s Cimatron integrated CAD/CAM software for tooling business and its GibbsCAM CNC programming software business, for approximately $64,173, after certain adjustments and excluding $9,476 of cash amounts transferred to the purchaser. We recorded a gain on the sale of $32,047 included within Interest and other income (expense), net on the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2021. Additionally, at the time of the sale, we recognized a gain of $6,481 for accumulated foreign currency translation gain previously included in Accumulated other comprehensive loss (“AOCL”), which is included within Interest and other income (expense), net. This disposed of business would have been included within the Industrial segment.

On September 9, 2021, we completed the sale of the non-French assets of the Company’s On Demand Manufacturing business. On September 20, 2021, the Company completed the sale of the French assets of the On Demand Manufacturing business. Collectively, this was the Company’s sale of the On Demand Manufacturing business (“ODM”). ODM was sold for $82,000, excluding certain adjustments. We recorded a gain on the sale of $39,273 included within Interest and other income (expense), net on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2021. We are finalizing closing adjustments with the purchaser including but not limited to working capital adjustments, lease assignments as well as final transfer of net assets sold. ODM is primarily included within the Industrial segment. At closing, the Company and the purchaser entered into a transition services agreement pursuant to which the Company will provide certain information technology, corporate finance, tax, treasury, accounting, human resources and payroll, sales and marketing, operations, facilities and other customary services to support the purchaser in the ongoing operation of ODM for a period of time post-closing.

On August 24, 2021, we completed the sale of 100% of the issued and outstanding equity interests of Simbionix USA Corporation, which owns our global medical simulation business (“Simbionix”), for $305,000, excluding certain closing adjustments and excluding $6,794 of cash transferred to the purchaser. We recorded a gain on the sale of $271,786 included within Interest and other income (expense), net on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2021. Additionally, we recognized a gain of $2,431 for accumulated foreign currency translation gain previously included in AOCL, which is included within Interest and other income (expense), net. We are finalizing closing adjustments with the purchaser including, but not limited to, working capital adjustments, settlement of intercompany transactions and lease assignments. Simbionix is included within the Healthcare segment.

Acquisitions

On May 6, 2021, we purchased Allevi, Inc. to expand regenerative medicine initiatives into medical and pharmaceutical research and development laboratories. Additionally, on June 15, 2021, we closed the acquisition of a German software firm, Additive Works GmbH (“Additive”). Additive expands the simulation capabilities for rapid optimization of industrial-scale 3D printing processes. The purchase price for both acquisitions, individually and combined, and the expected impacts on the Company’s financial position, results of operations and cash flows are not material.

On September 8, 2021, we entered into an Agreement and Plan of Merger with Oqton, Inc. (“Oqton”), to acquire Oqton for approximately $180,000, subject to customary closing conditions and adjustments, with an estimated $106,000 to be paid in cash and the remaining portion to be paid in shares of the Company’s Common Stock. We closed the Oqton acquisition on November 1, 2021. The purchase price is expected to impact our financial position via the reduction of cash and an increase in common shares outstanding and intangible assets, including goodwill. The acquisition’s near term impact on the Company’s results of operations and cash flows are expected to be dilutive. We are currently evaluating which segment Oqton goodwill will be assigned to.

Oqton is a software company that creates an intelligent, cloud-based Manufacturing Operating System (MOS) platform tailored for flexible production environments that increasingly utilize a range of advanced manufacturing and automation technologies, including additive manufacturing (AM) solutions, in their production workflows. The cloud-based solution leverages the Industrial Internet of Things, artificial intelligence, and machine learning technologies to deliver a solution for customers to automate their digital manufacturing workflows, scale their operations and enhance their competitive position.

Acquisitions of Noncontrolling Interests

As of September 30, 2021, we owned 100% of the capital and voting rights of Robtec, a service bureau and distributor of 3D printing and scanning products in Brazil. Approximately 70% of the capital and voting rights of Robtec were acquired on November 25, 2014. On January 7, 2020, we made a payment equal to the redemption price of $10,000 and acquired the remaining 30% of the capital and voting rights.

As of December 31, 2018, the Company owned approximately 70% of the capital and voting rights of Easyway, a service bureau and distributor of 3D printing and scanning products in China. Approximately 65% of the capital and voting rights of Easyway were acquired on April 2, 2015, and an additional 5% of the capital and voting rights of Easyway were acquired on July 19, 2017 for $2,300. The remaining 30% of the capital and voting rights of Easyway were acquired on January 21, 2019 for $13,500 to be paid in installments over four years for which $4,000 and $2,500 were paid in the first nine months of 2021 and 2020, respectively.

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

At September 30, 2021, we had $151,515 of outstanding performance obligations, comprised of deferred revenue, customer order backlog and customer deposits. We expect to recognize approximately 68% of deferred revenue as revenue within the next twelve months, an additional 5% by the end of 2022 and the remaining balance thereafter.

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

Software

We also market and sell software tools that enable our customers to capture and customize content using our printers, design optimization and simulation software, and reverse engineering and inspection software. Software does not require significant modification or customization and the license provides the customer with a right to use the software as it exists when made available. Revenue from these software licenses is recognized either upon delivery of the product or upon delivery of a key code which allows the customer to download the software. Customers may purchase post-sale support. Generally, the first year of post-sale support is included as part of the initial software sale but subsequent years are optional. This optional support is considered a separate obligation from the software and is deferred at the time of sale and subsequently recognized ratably over future periods.

Collaboration and Licensing Agreements

We enter into collaboration and licensing agreements with third parties. The nature of the activities to be performed and the consideration exchanged under the agreements varies on a contract-by-contract basis. We evaluate these agreements to determine whether they meet the definition of a customer relationship for which revenue is recorded. These contracts may contain multiple performance obligations and may contain fees for licensing, research and development services, contingent milestone payments upon the achievement of developmental contractual criteria and/or royalty fees based on the licensees’ product revenue. We determine the revenue to be recognized for these agreements based on an evaluation of the distinct performance obligations, the identification and evaluation of material rights, the estimation of variable consideration and the determination of the pattern on transfer of control for each distinct performance obligation. The Company recognized $1,475 and $1,029 related to collaboration arrangements with customers for the quarters ended September 30, 2021 and 2020, respectively. The Company recognized $5,322 and $2,676 related to collaboration arrangements with customers for the nine months ended September 30, 2021 and 2020, respectively.

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

ODM and healthcare service sales are included within services revenue and revenue is recognized upon shipment or delivery of the parts or performance of the service, based on the terms of the arrangement. We sold ODM in the third quarter of 2021. See Note 2.

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

The determination of SSP is a regular process and information is reviewed regularly in order to ensure SSP reflects the most current information or trends.

The nature of our marketing incentives may lead to consideration that is variable. Judgment is exercised at contract inception to determine the most likely outcome of the contract and resulting transaction price. Ongoing assessments are performed to determine if updates are needed to the original estimates.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer deposits and deferred revenues (contract liabilities) on the condensed consolidated balance sheets. Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized at the time of invoicing, or unbilled receivables when revenue is recognized prior to invoicing. For most of our contracts, customers are invoiced when products are shipped or when services are performed resulting in billed accounts receivables for the remainder of the owed contract price. Unbilled receivables generally result from items being shipped or services being performed where the customer has not been charged, but for which revenue had been recognized. We typically bill in advance for installation, training and maintenance contracts as well as extended warranties, resulting in deferred revenue. Changes in contract asset and liability balances were not materially impacted by any other factors for the nine months ended September 30, 2021.

For the nine months ended September 30, 2021, we recognized revenue of $30,457 related to our contract liabilities at December 31, 2020. For the nine months ended September 30, 2020, we recognized revenue of $27,041 related to our contract liabilities at December 31, 2019.

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

The following tables set forth our net sales and operating results by segment:

	Quarter Ended September 30,
	2021	2020	2021
(in thousands)	Net Sales (a)		Operating Profit
Operations by segment:
Healthcare	$76,365	$59,498	$9,054
Industrial	79,731	76,678	13,198
Total	$156,096	$136,176	22,252
General corporate expense, net (b)			(39,460)
Operating loss, as reported			(17,208)
Interest and other expense, net			315,859
Income before income taxes			$298,651

	Nine Months Ended September 30,
	2021	2020	2021
(in thousands)	Net Sales (a)		Operating Profit
Operations by segment:
Healthcare	$231,712	$160,926	$51,100
Industrial	233,057	223,662	35,678
Total	$464,769	$384,588	86,778
General corporate expense, net (b)			(116,005)
Operating loss, as reported			(29,227)
Interest and other income, net			354,396
Income before income taxes			$325,169
a.Approximately 45.9% and 50.5% of sales for the quarters ended September 30, 2021 and 2020, respectively, and 44.5% and 51.7% of sales for the nine months ended September 30, 2021 and 2020, respectively, were located outside of the U.S.
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

Components of lease cost (income) were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$2,461	$3,014	$6,756	$9,020
Loss due to remeasurement	—	1,627	—	1,627
Finance lease cost - amortization expense	151	241	444	681
Finance lease cost - interest expense	57	167	176	495
Short-term lease cost	—	52	—	105
Variable lease cost	422	205	1,215	498
Sublease income	(141)	(155)	(424)	(459)
Total	$2,950	$5,151	$8,167	$11,967

Balance sheet classifications at September 30, 2021 and December 31, 2020 are summarized below:

	September 30, 2021			December 31, 2020
(in thousands)	Right of use assets	Current right of use liabilities	Long-term right of use liabilities	Right of use assets	Current right of use liabilities	Long-term right of use liabilities
Operating Leases	$40,573	$7,611	$41,333	$40,586	$8,562	$38,296
Finance Leases	3,941	565	4,200	8,034	972	10,173
Total	$44,514	$8,176	$45,533	$48,620	$9,534	$48,469

Our future minimum lease payments as of September 30, 2021 under operating lease and finance leases, with initial or remaining lease terms in excess of one year, were as follows:

	September 30, 2021
(in thousands)	Operating Leases	Finance Leases
Years ending September 30:
2021	$2,628	$216
2022	9,302	819
2023	8,149	792
2024	6,639	746
2025	5,271	699
Thereafter	30,546	2,465
Total lease payments	62,535	5,737
Less: imputed interest	(13,591)	(972)
Present value of lease liabilities	$48,944	$4,765

Supplemental cash flow information related to our leases for the nine months ending September 30, 2021 and September 30, 2020 were as follows:

(in thousands)	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$6,938	$9,654
Operating cash outflow from finance leases	$176	$493
Financing cash outflow (inflow) from finance leases	$484	$186

Weighted-average remaining lease terms and discount rate for our leases as of September 30, 2021, were as follows:

	September 30, 2021
	Operating	Financing
Weighted-average remaining lease term (in years)	9.0	7.6
Weighted-average discount rate	5.53%	4.64%

(6) Inventories

Components of inventories at September 30, 2021 and December 31, 2020 are summarized as follows:

(in thousands)	September 30, 2021	December 31, 2020
Raw materials	$23,994	$23,762
Work in process	6,124	5,912
Finished goods and parts	59,207	86,993
Inventories	$89,325	$116,667
We record a reserve to the carrying value of our inventory to reflect the rapid technological change in our industry that impacts the market for our products. The inventory reserve was $17,108 and $20,125 as of September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021, our obligation to repurchase inventory, included in accrued and other liabilities on our condensed consolidated balance sheets, was $371, relating to the sale of inventory to an assembly manufacturer and we had a commitment of $5,681 with the assembling manufacturer to purchase certain materials and supplies they acquired from third parties. At September 30, 2021, inventory held at assemblers was $3,123.

(7) Goodwill and Intangible Assets

The following table summarizes the activity in goodwill:

	Nine Months Ended September 30, 2021
	Healthcare			Industrial			Consolidated
(in thousands)	Gross Goodwill	Dispositions, Acquisitions and Impairments	Net Goodwill	Gross Goodwill	Dispositions, Acquisitions and Impairments	Net Goodwill	Gross Goodwill	Dispositions, Acquisitions and Impairments	Net Goodwill

Balance at beginning of year	$101,767	$(32,055)	$69,712	$134,382	$(42,329)	$92,053	$236,149	$(74,384)	$161,765
Additions and adjustments (a)	$—	$(14,961)	$(14,961)	$—	$(1,519)	$(1,519)	$—	$(16,480)	$(16,480)
Foreign currency translation adjustments	$(2,319)	$—	$(2,319)	$(3,060)	$—	$(3,060)	$(5,379)	$—	$(5,379)
Total goodwill	$99,448	$(47,016)	$52,432	$131,322	$(43,848)	$87,474	$230,770	$(90,864)	$139,906
a.The 2021 additions/adjustments for the Healthcare and Industrial segments in the table above relate to the acquisitions of Allevi and Additive of $3,278 as well as the dispositions of ODM and Simbionix of $19,397. The goodwill related to the Cimatron disposition was included in net assets held for sale as of December 31, 2020.

Intangible assets, net, other than goodwill, at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021			December 31, 2020
(in thousands)	Gross (a)	Accumulated Amortization	Net	Gross (a)	Accumulated Amortization	Net	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Customer relationships	$59,059	$(50,063)	$8,996	$71,123	$(56,682)	$14,441	3.1
Acquired technology	17,302	(16,199)	1,103	42,472	(41,201)	1,271	6.0
Trade names	13,775	(10,150)	3,625	17,477	(16,506)	971	1.9
Patent costs	21,384	(11,502)	9,882	19,828	(10,999)	8,829	4.8
Trade secrets	19,755	(18,590)	1,165	20,188	(18,216)	1,972	1.8
Acquired patents	16,252	(15,889)	363	16,317	(15,723)	594	7.8
Other	14,626	(9,509)	5,117	19,793	(19,788)	5	6.1
Total intangible assets	$162,153	$(131,902)	$30,251	$207,198	$(179,115)	$28,083	5.1
a.Change in gross carrying amounts consists primarily of charges for license and patent costs, foreign currency translation, acquisitions and divestitures.
Amortization expense related to intangible assets was $2,690 and $7,619 for the quarter and nine months ended September 30, 2021, respectively, compared to $4,260 and $12,806 for the quarter and nine months ended September 30, 2020, respectively.

(8) Accrued and Other Liabilities

Accrued liabilities at September 30, 2021 and December 31, 2020 are summarized as follows:

(in thousands)	September 30, 2021	December 31, 2020
Compensation and benefits	$34,961	$24,629
Vendor accruals	17,465	18,762
Accrued taxes	14,683	14,952
Accrued other	2,710	6,138
Product warranty liability	3,489	2,348
Accrued professional fees	3,174	1,773
Royalties payable	1,670	1,210
Total	$78,152	$69,812

Other liabilities at September 30, 2021 and December 31, 2020 are summarized as follows:

(in thousands)	September 30, 2021	December 31, 2020
Long-term employee indemnity	$4,893	$12,228
Long-term tax liability	6,108	15,532
Defined benefit pension obligation	9,400	10,228
Long-term deferred revenue	16,983	6,163
Other long-term liabilities	1,706	7,096
Total	$39,090	$51,247

(9) Borrowings

Credit Facility

We had a 5-year $100,000 senior secured revolving credit facility (the “Senior Credit Facility”) to support working capital and general corporate purposes. The Senior Credit Facility also included a 5-year $100,000 senior secured term loan facility (the “Term Facility”) that was fully repaid and terminated in the first quarter of 2021, as discussed below. Effective August 24, 2021, we terminated the 5-year $100,000 Senior Credit Facility. The Senior Credit Facility contained customary covenants, some of which required us to maintain certain financial ratios that determine the amounts available and terms of borrowings and events of default. We were in compliance with all covenants through the date of termination.

Borrowings under the Senior Credit Facility were subject to interest at varying spreads above quoted market rates and a commitment fee was paid on the total unused commitment. We had a balance of $21,392 outstanding on the Term Facility at December 31, 2020. On January 1, 2021, the Company completed the sale of Cimatron. A portion of the proceeds from the sale were used to repay the outstanding balance on the Term Facility. The Term Facility was fully repaid and terminated in the first quarter of 2021. Concurrent with the repayment of the Term Facility, we terminated the interest rate swap, resulting in a marked-to-market payment of $712. See Note 10 for additional information.

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

On January 4, 2021, in connection with the repayment and termination of the Term Facility, we terminated the interest rate swap agreement, which required a marked-to-market termination payment of $712 paid in January 2021. Amounts previously recognized in AOCI of $721 were released and reclassified into Interest and other income (expense), net on the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2021.

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

We had $84,665 and $101,781 in notional foreign exchange contracts outstanding as of September 30, 2021 and December 31, 2020, respectively. The fair values of these contracts were not material.

We translate foreign currency balance sheets from each international businesses’ functional currency (generally the respective local currency) to U.S. dollars at end-of-period exchange rates, and statements of earnings at average exchange rates for each period. The resulting foreign currency translation adjustments are a component of other comprehensive income (loss). We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars.

(11) Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the applicable period. Diluted net income (loss) per share incorporates the additional shares issuable upon assumed exercise of stock options and the vesting of restricted stock and restricted stock units, except in such case when their inclusion would be anti-dilutive.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income (loss)	$292,656	$(72,889)	$328,252	$(129,764)
Denominator:
Weighted average shares - basic	122,663	118,527	122,178	116,216
Dilutive securities	2,626	—	2,661	—
Weighted average shares - diluted	125,289	118,527	124,839	116,216

Net income (loss) per share - basic	$2.39	$(0.61)	$2.69	$(1.12)
Net income (loss) per share - diluted	$2.34	$(0.61)	$2.63	$(1.12)

For the quarter and nine months ended September 30, 2020, the effect of dilutive securities, including non-vested stock options and restricted stock awards/units, was excluded from the denominator for the calculation of diluted net loss per share because we recognized a net loss for the periods and their inclusion would be anti-dilutive. Dilutive securities excluded for the quarter and nine months ended September 30, 2021, were 2,029 and 2,284, respectively. Dilutive securities excluded for the quarter and nine months ended September 30, 2020, were 4,453 and 4,453, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2021
(in thousands)	Level 1	Level 2	Total
Description
Cash equivalents (a)	$305,432	$—	$305,432
Israeli severance funds (b)	$—	$1,982	$1,982

	Fair Value Measurements as of December 31, 2020
(in thousands)	Level 1	Level 2	Total
Description
Cash equivalents (a)	$199	$—	$199
Israeli severance funds (b)	$—	$6,422	$6,422
Derivative financial instruments (c)	$—	$(700)	$(700)
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

We did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the nine months ended September 30, 2021.

(13) Income taxes

We maintain the exception under ASC 740-270-30-36(b), “Accounting for Income Taxes,” for jurisdictions that do not have reliable estimates of ordinary income due to the volatility in the industry. Based on the continued global financial uncertainty due to the COVID-19 pandemic and volatility in the industry, we have continued to use a year-to-date methodology in determining the effective tax rate for the quarter and nine months ended September 30, 2021.

For the quarter and nine months ended September 30, 2021, the Company’s effective tax rate was 2.0% and (0.9)%, respectively. For the quarter and nine months ended September 30, 2020, the Company’s effective tax rate was (4.1)% and (1.9)%, respectively. The difference between the statutory tax rate and the effective tax rate for the quarter and nine months ended September 30, 2021 is primarily driven by the reduction of a liability for uncertain tax positions, which includes the release noted in the paragraph below, the foreign rate differential between the U.S. tax rate and foreign tax rates, valuation allowances in the U.S., and differences in book and tax stock bases related to the divestitures of Cimatron and Simbionix. The difference between the statutory tax rate and the effective tax rate for the quarter and nine months ended September 30, 2020 is primarily driven by the foreign rate differential between the U.S. tax rate and foreign tax rates, impairment of non-deductible goodwill, and the change in U.S. tax law allowing for the carryback of certain U.S. net operating losses (“NOLs”) as explained in the paragraph below.

In response to the global pandemic resulting from the COVID-19 pandemic, the U.S. government enacted tax legislation on March 27, 2020 under the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”). This legislation allowed us to carryback NOLs generated in the 2018 and 2019 tax years up to five years. A tax receivable was recorded during the first quarter of 2020 for the anticipated carryback in the amount of $8,900, along with associated uncertain tax positions of $5,700. During the fourth quarter of 2020, additional uncertain tax positions of $3,200 were recorded to fully reserve the $8,900 related to the carryback. During the first quarter of 2021, the Company received two favorable private letter rulings triggering release of the uncertain tax positions for $8,900. As of the close of the quarter ended September 30, 2021, the entire refund has been received by the Company.

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

In addition, on July 19, 2019, we received a notice of immediate suspension of federal contracting from the United States Air Force, pending the outcome of an ongoing investigation. The suspension applied to 3D Systems, its subsidiaries and affiliates, and was related to the potential export controls violations involving our ODM business described above. Under the suspension, we were generally prohibited from receiving new federal government contracts or subcontracts from any executive branch agency as described in the provisions of 48 C.F.R Subpart 9.4 of the Federal Acquisition Regulation. The suspension allowed us to continue to perform current federal contracts, and also to receive awards of new subcontracts for items under $35 and for items considered commercially available off-the-shelf items. The Air Force lifted the suspension on September 6, 2019 following the execution of a two-year Administrative Agreement with us. We are now eligible to obtain and perform U.S. government contracts and subcontracts without restrictions. Under the Administrative Agreement, we were monitored and evaluated by independent monitors who will report to the Air Force on our compliance with the terms of the Company’s Ethics & Compliance Program, including its overall culture, government contracting compliance program, and export controls compliance program. The Air Force terminated the Administrative Agreement and associated monitorship early on August 12, 2021 after the monitors found that we had satisfied the requirements of the Administrative Agreement.

Although we cannot predict the ultimate resolution of these matters, we have incurred and expect to continue to incur significant legal costs and other expenses in connection with responding to the U.S. government agencies.

Shareholder Suits

The Company and certain of its current and former executive officers have been named as defendants in a consolidated putative stockholder class action lawsuit pending in the United States District Court for the Eastern District of New York. The action is styled In re 3D Systems Securities Litigation, No. 1:21-cv-01920-NGG-TAM (E.D.N.Y.) (the “Securities Class Action”). On July 14, 2021, the Court appointed a Lead Plaintiff for the putative class and approved his choice of Lead Counsel. Lead Plaintiff filed his Consolidated Amended Complaint (the “Amended Complaint”) on September 13, 2021, alleging that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the current and former executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. The Amended Complaint was filed on behalf of stockholders who purchased shares of the Company’s common stock between May 6, 2020 and March 5, 2021, and seeks monetary damages on behalf of the purported class. The deadline for defendants to move, answer, or otherwise respond to the Amended Complaint is currently November 12, 2021.

The Company has been named as a nominal defendant and certain of its current and former executive officers have been named as defendants in derivative lawsuits pending in the United States District Court for the Eastern District of New York and the South Carolina Court of Common Pleas for the 16th Circuit, York County. The actions are styled Nguyen v. Joshi, et al., No. 21-cv-03389-DG-CLP (E.D.N.Y.) (the “New York Derivative Action”), Lesar v. Graves, et al., No. 2021CP4602308 (S.C., Ct. of Common Pleas for the 16th Judicial Cir., Cty. of York) (the “Lesar Action”), and Scanlon v. Graves, et al., No. 2021CP4602312 (S.C., Ct. of Common Pleas for the 16th Judicial Cir., Cty. of York) (together with the Lesar Action, the “South Carolina Derivative Actions”). The Complaint in the New York Derivative Action, which was filed on June 15, 2021, asserts breach of fiduciary duty claims against all defendants and claims for contribution under the federal securities laws against certain of the defendants. The Complaints in the South Carolina Derivative Actions, which were filed on July 26, 2021, assert breach of fiduciary duty and unjust enrichment claims against defendants. On August 27, 2021, the New York Derivative Action was stayed until 30 days after the earlier of: (i) the close of discovery in the Securities Class Action, or (ii) the deadline for appealing a dismissal of the Securities Class Action with prejudice.

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

(15) Restructuring and Exit Activity Costs

On August 5, 2020, we announced, in connection with the new strategic focus, a restructuring plan intended to align our operating costs with current revenue levels and to better position the Company for future sustainable and profitable growth. The restructuring plan included a reduction of nearly 20% of our workforce, with the majority of the workforce reduction completed by December 31, 2020. We completed the restructuring efforts in the second quarter of 2021. Cost reduction efforts included reducing the number of facilities and examining every aspect of our manufacturing and operating costs. We incurred cash charges for severance, facility closing and other costs, primarily in the second half of 2020, and continued to incur additional charges through the second quarter of 2021, when we finalized all the actions to be taken. Non-cash charges related to these actions were $6,400 and are included in facility closing costs. We also divested parts of the business that did not align with this strategic focus. See Note 2.

In connection with the restructuring plan, we recorded pre-tax costs during the nine months ended September 30, 2021, included within Selling, general and administrative in the condensed consolidated income statement, and incurred total costs as follows:

(in thousands)	Costs Incurred during 2020	Costs Incurred during the nine months ended September 30, 2021	Total Costs Incurred
Severance, termination benefits and other employee costs	$12,914	$660	$13,574
Facility closing costs	6,470	640	7,110
Other costs	668	(179)	489
Total	$20,052	$1,121	$21,173

The liabilities at September 30, 2021 related to these costs were principally recorded in accrued expenses in the condensed consolidated balance sheets and were as follows:

(in thousands)	Liability at December 31, 2020	Costs Incurred during 2021	Costs Paid During 2021	Non-cash adjustments	Liability at September 30, 2021
Severance, termination benefits and other employee costs	$7,173	$660	$(7,833)	$—	$—
Facility closing costs	—	640	(640)	—	—
Other costs	—	(179)		179	—
Total	$7,173	$1,121	$(8,473)	$179	$—

(16) Subsequent Events

We have evaluated subsequent events through the date these financial statements were issued and determined that the following subsequent events are required to be disclosed:

On October 27, 2021, we entered into an Agreement and Plan of Merger with Volumetric Biotechnologies, Inc. (“Volumetric”), pursuant to which the Company agreed to acquire Volumetric for a purchase price of $45,000 subject to customary closing adjustments, with up to an additional $355,000 linked to the attainment of milestone achievements through December 31, 2035. Purchase price payments, including payments upon attainment of milestone achievements, will be paid approximately half in cash and the remaining half in shares of the Company’s common stock. Completion of the transaction is expected to occur during the fourth quarter of 2021. The purchase price is expected to impact our financial position via the reduction of cash and an increase in common shares outstanding and intangible assets, including goodwill. Volumetric will be part of the Healthcare segment. The acquisition’s impact on the Company's results of operations and cash flows are expected to be dilutive.

Volumetric’s mission is to develop the ability to manufacture human organs using bioprinting methods and the underlying technologies required to create these highly complex biological structures. With this acquisition, 3D Systems will expand our capabilities and capacity in 3D printing related to bio-printing and regenerative medicine. Combining 3D Systems regenerative medicine group with Volumetric’s highly complementary skill sets of biological expertise and cellular engineering is expected to accelerate our core regenerative medicine strategies which include the bio-printing of human organs, additional non-organ applications and bio-printing technologies for research labs.

On November 1, 2021 the Company completed the acquisition of Oqton, Inc. See Note 2.

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

Business Overview

3D Systems Corporation (“3D Systems” or the “Company” or “we” or “us”) markets our products and services through subsidiaries in North America and South America (collectively referred to as “Americas”), Europe and the Middle East (collectively referred to as “EMEA”) and the Asia Pacific region (“APAC”). We provide comprehensive 3D printing and digital manufacturing solutions, including 3D printers for plastics and metals, materials, software, on-demand manufacturing services (this business was sold in September of 2021), and digital design tools. Our solutions support advanced applications in two key industry verticals: Healthcare (which includes dental, medical devices and personalized health services) and Industrial (which includes aerospace, defense, transportation and general manufacturing). We have over 30 years of experience and expertise which have proven vital to our development of an ecosystem and end-to-end digital workflow solutions which enable customers to optimize product designs, transform workflows, bring innovative products to market and drive new business models.

As of January 1, 2021, we determined the Company has two reportable segments, Healthcare and Industrial, whereas the Company previously only reported its consolidated results in one reportable segment. Prior year Healthcare and Industrial revenue amounts discussed herein have been recast to conform with current year presentation.

New Strategic Focus and Restructuring

Our business portfolio is well-balanced across end markets and geographies and includes a high degree of businesses serving critical sectors such as healthcare, aerospace and durable goods. On August 5, 2020, we announced a strategic focus and reorganization and a restructuring plan to align our cost structure to the level of revenues. We completed the restructuring efforts in the second quarter of 2021. Cost reduction efforts include reducing the number of facilities and examining every aspect of our manufacturing and operating costs. We incurred cash charges for severance, facility closing and other costs, primarily in the second half of 2020, and continued to incur additional charges through the second quarter of 2021, when we finalized all the actions to be taken. We incurred total charges of $21.1 million for severance, facility closings and other costs in accomplishing these efforts, including non-cash charges of $6.4 million which are included in facility closing costs. We also divested parts of the business that do not align with this strategic focus. See Note 2 and Note 15 to the consolidated financial statements for additional discussion.

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

We are subject to the mandatory vaccination and workplace safety protocols of the United States Federal Government Executive Order on Ensuring Adequate COVID Safety Protocols for Federal Contractors, and the COVID-19 Workplace Safety Guidance for Federal Contractors and Subcontractors issued by the Safer Federal Workforce Task Force. Accordingly, we have adopted a policy to comply with the mandate that all U.S. employees be vaccinated within the mandated timeframe. The mandate could result in employee attrition for us, which could materially and adversely affect our financial condition and results of operations. Additional information regarding COVID-19 risks appears in Part II, Item 1A, “Risk Factors” of this Form 10-Q.

Looking Forward

Our operations in Americas, EMEA and APAC expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. While the COVID-19 pandemic continued to impact our reported results for the quarter ended September 30, 2021, we are unable to predict the longer-term impact that the pandemic may have on our business, results of operations, financial position or cash flows. The extent to which our operations may be impacted by the dynamic nature of the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the severity or resurgence of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of labor and supply chain disruptions, including shortages of critical components, and the continued volatility in the financial markets remain unknown.

Summary of Third Quarter 2021 Financial Results

	Quarter Ended September 30,
(in thousands, except per share amounts)	2021	2020
Revenue:
Products	$108,884	$78,296
Services	47,212	57,880
Total revenue	156,096	136,176
Cost of sales:
Products	64,252	48,213
Services	27,529	29,336
Total cost of sales	91,781	77,549
Gross profit	64,315	58,627
Operating expenses:
Selling, general and administrative	65,737	59,065
Research and development	15,786	18,866
Impairment of goodwill	—	48,300
Total operating expenses	81,523	126,231
Loss from operations	$(17,208)	$(67,604)

Total consolidated revenue for the third quarter of 2021 increased 14.6% compared to the same period last year, driven by growth in both the Healthcare and Industrial segments. Revenue from Healthcare increased 28.3% to $76.4 million, compared to the same period last year, driven by strong demand for dental applications partly offset by the impact of 2021 divestitures. Industrial sales increased 4.0% to $79.7 million, compared to the same period last year, primarily due to the continued recovery from the economic slowdown due to the pandemic partly offset by the impact of 2021 divestitures.

Gross profit for the quarter ended September 30, 2021 increased by 9.7%, or $5.7 million, to $64.3 million, compared to $58.6 million for the quarter ended September 30, 2020. Gross profit margin for the quarters ended September 30, 2021 and September 30, 2020 was 41.2% and 43.1%, respectively. The decrease in gross profit margin was primarily due to the impact of 2021 divestitures, increased logistics and supply chain costs during 2021, volume based pricing impacts on certain key accounts and changes in revenue estimates on certain collaboration arrangements.

Operating expenses for the quarter ended September 30, 2021 decreased by 35.4%, or $44.7 million, to $81.5 million, compared to $126.2 million for the quarter ended September 30, 2020 primarily due to both 2020 cost optimization expenses and a goodwill impairment charge incurred in the third quarter of 2020. Selling, general and administrative (“SG&A”) expenses for the quarter ended September 30, 2021 increased by 11.3%, or $6.7 million, to $65.7 million, compared to $59.1 million for the quarter ended September 30, 2020, which included $11.9 million of restructuring expenses related to our 2020 cost optimization program. Research and development (“R&D”) expenses for the quarter ended September 30, 2021 decreased by 16.3%, or $3.1 million, to $15.8 million, compared to $18.9 million for the quarter ended September 30, 2020. A goodwill impairment charge of $48.3 million was recorded in the quarter ended September 30, 2020 compared to no impairment charge in 2021. The combined net increase in SG&A and R&D expenses is due to higher incentive compensation resulting from better than expected performance in 2021 compared to internal targets, a one-time $9.8 million bonus paid to Simbionix employees in connection with the divestiture, investments in the business, increase in stock compensation expenses, and expenses related to acquisitions. Incentive compensation in the third quarter of 2020 was de minimus. The combined net increase in SG&A and R&D expenses in the quarter ended September 30, 2020 were partly offset by benefits from the 2020 cost optimization plan.

Our operating loss for the quarter ended September 30, 2021 was $17.2 million, compared to $67.6 million for the quarter ended September 30, 2020. The lower loss was driven by higher revenue and gross profit dollars, benefits from the 2020 cost optimization plan, and the absence of a goodwill impairment charge and cost optimization expenses in 2021, partly offset by higher net combined SG&A and R&D expenses as noted above.

Results of Operations

Revenue

Current year revenue has improved as the prior year was negatively impacted by the effects of the COVID-19 pandemic, most severely toward the end of the first quarter 2020 and into the second quarter of 2020, as many of our customers were shut down or on a significantly reduced level of activity. Additionally, given the relatively high price of certain 3D printers and a corresponding lengthy selling cycle, as well as relatively low unit volume of the higher priced printers in any particular period, a shift in the timing and concentration of orders and shipments from one period to another can materially affect reported revenue in any given period.

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

We earn revenue from the sale of products and services through our Healthcare and Industrial segments. The product categories include 3D printers and corresponding materials, healthcare simulators (which was divested in third quarter of 2021), digitizers, software licenses, 3D scanners and haptic devices. The majority of materials used in our 3D printers are proprietary. The services category includes maintenance contracts and services on 3D printers and simulators, software maintenance, on-demand solutions (which was divested in the third quarter of 2021) and healthcare services.

The following tables set forth the change in revenue for the third quarter and nine months ended September 30, 2021 and 2020.

Table 1

(Dollars in thousands)	Products		Services		Total
Revenue — third quarter 2020	$78,296		$57,880		$136,176
Change in revenue:
Volume	36,532	46.7%	(11,940)	(20.6)%	24,592	18.1%
Price/Mix	(5,954)	(7.6)%	58	0.1%	(5,896)	(4.3)%
Foreign currency translation	10	—%	1,214	2.1%	1,224	0.9%
Net change	30,588	39.1%	(10,668)	(18.4)%	19,920	14.6%
Revenue — third quarter 2021	$108,884		$47,212		$156,096

Total consolidated revenue for the third quarter of 2021 compared to the same period last year increased 14.6%, primarily due to higher product volume from the continued rebound from the adverse impacts of the COVID-19 pandemic in the prior year and a favorable foreign currency impact partially offset by unfavorable price/mix and divestitures. Recurring revenue, which includes service and materials, was $101.4 million and $96.9 million for the quarters ended September 30, 2021 and 2020, respectively.

For the quarters ended September 30, 2021 and 2020, products revenue from Healthcare contributed $55.5 million and $36.6 million, respectively, and products revenue from Industrial contributed $53.4 million and $41.7 million, respectively. The higher products revenue in Healthcare and Industrial was primarily due to higher volume from the continued rebound from adverse impacts of the COVID-19 pandemic in the prior year. Healthcare revenue experienced continued strength in the dental market. The higher products revenue in Industrial was primarily due to higher volumes, foreign currency impact, partially offset by unfavorable price/mix and divestitures.

For the quarters ended September 30, 2021 and 2020, services revenue from Healthcare contributed $20.8 million and $23.0 million, respectively, and services revenue from Industrial contributed $26.4 million and $34.9 million, respectively. The lower services revenue in Healthcare and in Industrial was due to divestitures.

For the quarters ended September 30, 2021 and 2020, revenue from operations outside the U.S. was 45.9% and 50.5% of total revenue, respectively.

Table 2

(Dollars in thousands)	Products		Services		Total
Revenue — nine months 2020	$220,248		$164,340		$384,588
Change in revenue:
Volume	88,146	40.0%	(15,632)	(9.5)%	72,514	18.9%
Price/Mix	(3,659)	(1.7)%	92	0.1%	(3,567)	(0.9)%
Foreign currency translation	6,435	2.9%	4,799	2.9%	11,234	2.9%
Net change	90,922	41.3%	(10,741)	(6.5)%	80,181	20.8%
Revenue — nine months 2021	$311,170		$153,599		$464,769

Total consolidated revenue increased 20.8% for the nine months ended September 30, 2021 compared to the same period last year, primarily due to increased volume from the continued rebound from the adverse impacts of the COVID-19 pandemic in the prior year and foreign currency impact. Recurring revenue, which includes service and materials, was $304.2 million and $273.4 million for the nine months ended September 30, 2021 and 2020, respectively.

For the nine months ended September 30, 2021 and 2020, products revenue from Healthcare contributed $163.0 million and $98.5 million, respectively, and products revenue from Industrial contributed $148.2 million and $121.7 million, respectively. The higher products revenue in Healthcare was due to continued strength in the dental market. The higher products revenue in Industrial was primarily due to higher volumes, favorable price/mix and foreign currency impact, partially offset by divestitures.

Services revenue for the nine months ended September 30, 2021 decreased primarily due to lower volumes, which was partially offset by the favorable impact of foreign currency translation. For the nine months ended September 30, 2021 and 2020, services revenue from Healthcare contributed $68.8 million and $62.3 million, respectively, and services revenue from Industrial contributed $84.8 million and $102.0 million, respectively. The higher services revenue in Healthcare was due to strong sales in both dental and medical applications; whereas, the lower services revenue in Industrial was due to lower on-demand volume and divestitures.

For the nine months ended September 30, 2021 and 2020, revenue from operations outside the U.S. was 44.5% and 51.7% of total revenue, respectively.

Gross profit and gross profit margins

The following tables set forth gross profit and gross profit margins for the quarters and nine months ended September 30, 2021 and 2020.

Table 3

	Quarter Ended September 30,
	2021		2020		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$44,632	41.0%	$30,083	38.4%	$14,549	48.4%	2.6	6.8%
Services	19,683	41.7%	28,544	49.3%	(8,861)	(31.0)%	(7.6)	(15.4)%
Total	$64,315	41.2%	$58,627	43.1%	$5,688	9.7%	(1.9)	(4.4)%

For the quarter ended September 30, 2021, as compared to the same period last year, the increase in total consolidated gross profit was predominantly due to the higher sales volume as previously discussed, partially offset by divestitures. Products gross profit increased primarily due to higher sales volume as well as an improved gross profit margin due to the significantly improved capacity utilization. Services gross profit decreased primarily due to the impact of divestitures and lower on-demand volume.

Table 4

	Nine Months Ended September 30,
	2021		2020		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$130,919	42.1%	$72,298	32.8%	$58,621	81.1%	9.3	28.4%
Services	66,641	43.4%	78,628	47.8%	(11,987)	(15.2)%	(4.4)	(9.2)%
Total	$197,560	42.5%	$150,926	39.2%	$46,634	30.9%	3.3	8.4%

For the nine months ended September 30, 2021, as compared to the same period last year, the increase in total consolidated gross profit was predominantly due to the higher sales volume as previously discussed, and the end of life inventory charge recorded in the quarter ended June 30, 2020, partially offset by divestitures. Products gross profit increased primarily due to higher sales volume as well as an improved gross profit margin due to significantly improved capacity utilization and the end of life inventory charge recorded in the quarter ended June 30, 2020. Services gross profit decreased primarily due to the impact of divestitures and lower on-demand volume.

Operating expenses

The following tables set forth the components of operating expenses for the quarters and nine months ended September 30, 2021 and 2020.

Table 5

	Quarter Ended September 30,
	2021		2020		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$65,737	42.1%	$59,065	43.4%	$6,672	11.3%
Research and development expenses	15,786	10.1%	18,866	13.9%	(3,080)	(16.3)%
Impairment of goodwill	—	—%	48,300	35.5%	(48,300)	(100.0)%
Total operating expenses	$81,523	52.2%	$126,231	92.7%	$(44,708)	(35.4)%

For the quarter ended September 30, 2021, as compared to the same period last year, SG&A expenses increased predominantly due to higher stock-based compensation and incentive compensation reflecting better than expected operating performance compared to internal targets, a one-time $9.8 million bonus paid to Simbionix employees in connection with the divestiture, partially offset by the realization of cost savings from the prior year cost optimization program and divestitures. SG&A expenses in the third quarter of 2020 included $11.9 million of restructuring expenses related to the 2020 cost optimization program. See Note 15 to the consolidated financial statements for additional discussion regarding restructuring.

For the quarter ended September 30, 2021, as compared to the same period last year, R&D expenses decreased due to a reduction in collaboration arrangement expenses as more of these types of arrangements were recorded as revenue and cost of sales, and cost savings from the prior year restructuring program and divestitures.

For the quarter ended September 30, 2020, an impairment of goodwill was recorded. There was no impairment of goodwill in the same period of 2021.

Table 6

	Nine Months Ended September 30,
	2021		2020		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$176,800	38.0%	$167,213	43.5%	$9,587	5.7%
Research and development expenses	49,987	10.8%	55,107	14.3%	(5,120)	(9.3)%
Impairment of goodwill	—	—%	48,300	12.6%	(48,300)	(100.0)%
Total operating expenses	$226,787	48.8%	$270,620	70.4%	$(43,833)	(16.2)%

For the nine months ended September 30, 2021, compared to the same period last year, SG&A expenses increased predominantly due to higher stock-based compensation and incentive compensation reflecting better than expected operating performance compared to internal targets, a one-time $9.8 million bonus paid to Simbionix employees in connection with the divestiture, partially offset by the realization of cost savings from the prior year restructuring program and divestitures. SG&A expenses for the nine months ended September 30, 2020 included $11.9 million of restructuring expenses related to our 2020 cost optimization program. See Note 15 to the consolidated financial statements for additional discussion regarding restructuring.

For the nine months ended September 30, 2021, compared to the same period last year, R&D expenses decreased due to a reduction in collaboration arrangements expenses as more of these types of arrangements were recorded as revenue and cost of sales, and cost savings from the prior year restructuring program and divestitures.

For the nine months ended September 30, 2020, an impairment of goodwill was recorded. There was no impairment of goodwill in the same period of 2021.

Loss from operations

The following table sets forth loss from operations for the quarters and nine months ended September 30, 2021 and 2020.

Table 7

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Loss from operations:	$(17,208)	$(67,604)	$(29,227)	$(119,694)

The decrease in loss from operations for the quarter and nine months ended September 30, 2021, as compared to the prior year periods, was primarily driven by an increase in revenue and gross profit, cost savings from the prior year cost optimization program, the absence of a goodwill impairment charge and restructuring expenses related to our 2020 cost optimization program and divestitures partly offset by higher stock and incentive compensation expenses, as previously discussed.

See “Revenue,” “Gross profit and gross profit margins” and “Operating expenses” above.

Interest and other income (expense), net

The following table sets forth the components of interest and other income (expense), net, for the quarters and nine months ended September 30, 2021 and 2020.

Table 8

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest and other income (expense), net
Foreign exchange gain (loss)	$222	$(601)	$2,279	$(1,584)
Interest income (expense), net	19	(611)	(1,230)	(3,699)
Other income (expense), net	315,618	(1,207)	353,347	(2,315)
Total interest and other income (expense), net	$315,859	$(2,419)	$354,396	$(7,598)

Foreign exchange gain (loss), net, for the nine months and quarter ended September 30, 2021, as compared to the prior year periods, improved due to the favorable movements in the EUR/USD and GBP/USD exchanges rates.

Interest income (expense), net, decreased for the quarter and nine months ended September 30, 2021, as compared to the prior year periods primarily due to lower interest expense due to the repayment of the 5-year $100 million senior secured term loan facility (the "Term Facility") in the first quarter of 2021 and interest income related to cash proceeds from the Cimatron, ODM, and Simbionix divestitures. The year over year benefits for the nine months ended September 30, 2021 were partially offset by the realization of losses previously recognized in accumulated other comprehensive resulting from the termination of the interest rate swap in first quarter of 2021.
Other income (expense), net, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, increased primarily due to the $343.1 million gain on the divestitures of Cimatron, ODM and Simbionix, and a $8.9 million favorable foreign exchange gain related to the Cimatron and Simbionix divestitures. Other income (expense), net, for the quarter ended September 30, 2021, as compared to the quarter ended September 30, 2020, increased primarily due to the $311.1 million gain on the divestitures of ODM and Simbionix, and a $2.4 million favorable foreign exchange gain related to the Simbionix sale.

Net income (loss)

The following tables set forth the primary components of net income (loss) for the quarters and nine months ended September 30, 2021 and 2020.

Table 9

	Quarter Ended September 30,
(Dollars in thousands, except per share amounts)	2021	2020	Change
Loss from operations	$(17,208)	$(67,604)	$50,396
Other non-operating items:
Interest and other income (expense), net	315,859	(2,419)	318,278
Benefit (provision) for income taxes	(5,995)	(2,866)	(3,129)
Net income (loss)	$292,656	$(72,889)	$365,545

Weighted average shares - basic	122,663	118,527
Weighted average shares - diluted	125,289	118,527

Net income (loss) per share - basic	$2.39	$(0.61)
Net income (loss) per share - diluted	$2.34	$(0.61)

The net income for the quarter ended September 30, 2021, as compared to the net loss in the prior year period, was primarily driven by a decrease in loss from operations and the gain on the divestitures of ODM and Simbionix, as previously discussed.

Table 10

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Change
Loss from operations	$(29,227)	$(119,694)	$90,467
Other non-operating items:
Interest and other income (expense), net	354,396	(7,598)	361,994
Benefit (provision) for income taxes	3,083	(2,472)	5,555
Net income (loss)	$328,252	$(129,764)	$458,016

Weighted average shares - basic	122,178	116,216
Weighted average shares - diluted	124,839	116,216

Net income (loss) per share - basic	$2.69	$(1.12)
Net income (loss) per share - diluted	$2.63	$(1.12)

The net income for the nine months ended September 30, 2021, as compared to the net loss from the prior year period, is primarily due to the decrease in the loss from operations and the gain on the sales of Cimatron, ODM, and Simbionix, as previously discussed.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, the number of days our sales are outstanding, inventory turns, capital expenditure commitments and accounts payable turns. Our cash requirements, excluding acquisitions, primarily consist of funding working capital and capital expenditures.

At September 30, 2021, we had cash on hand of $503.1 million, including restricted cash, and no outstanding debt. Cash on hand, including restricted cash and cash classified as held for sale, increased $418.4 million since December 31, 2020. The higher cash balance resulted from proceeds of $427.3 from the Cimatron, ODM, and Simbionix divestitures and $62.7 million of cash flow from operations, partially offset by $21.4 million for repayments of debt, $14.8 million for capital expenditures, $10.9 million for current acquisitions, $10.4 million related to net settlement of stock-based compensation, and $4.0 million payments related to a prior acquisitions. Cash flow from operations was impacted by withholding taxes of $6.6 million related to the Cimatron divestiture.

For the nine months ended September 30, 2021, we generated $62.7 million of cash from operations, primarily driven by the increase in operating income and better working capital management. For the nine months ended September 30, 2020, we used $32.6 million of cash from operations. Our unrestricted cash balance at September 30, 2021 and December 31, 2020, was $502.8 million and $75.0 million, respectively. The higher cash balance resulted from $427.3 in net proceeds from the Cimatron, ODM, and Simbionix divestitures and $62.7 million of cash flow from operations, partially offset by $21.4 million for repayments of debt, $4.0 million for payments related to a prior acquisition, $10.9 million for current acquisitions, $10.4 million related to share settlement of stock-based compensation, and $14.8 million for capital expenditures.

On January 1, 2021, the Company completed the sale of 100% of the issued and outstanding equity interests of Cimatron, for approximately $64.2 million, before certain adjustments and excluding $9.5 million of cash amounts transferred to the purchaser. On August 24, 2021, we completed the sale of our medical simulation business, Simbionix, for approximately $305.0 million, before certain adjustments and excluding $6.8 million of cash amounts transferred to the purchaser. On September 9, 2021 we completed the sale of our ODM business for approximately $82 million, before certain adjustments.

We expect that cash flow from operations, cash and cash equivalents, and other sources of liquidity, such as issuing equity or debt securities subject to market conditions, will be available and sufficient to meet all foreseeable cash requirements.

Cash held outside the U.S. at September 30, 2021 was $56.1 million, or 11.2% of total cash and cash equivalents, compared to $49.7 million, or 66.2% of total cash and cash equivalents, at December 31, 2020. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant federal and state taxes. However, these dividends are subject to foreign withholding taxes that are estimated to result in the Company incurring tax costs in excess of the cost to obtain cash through other means. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash flow” discussion below.

Cash flow

Cash flow from operations

Cash provided by operating activities for the nine months ended September 30, 2021 was $62.7 million, while cash used in operating activities for the nine months ended September 30, 2020 was $32.6 million.

Working capital provided cash of $21.3 million for the nine months ended September 30, 2021 and used cash of $26.8 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, working capital changes impacting related to cash inflows were a decrease in inventory, and prepaid expenses and other current assets, an increase in accounts payable, and deferred revenue, partially offset by an increase in accounts receivable, and a decrease in accrued and other liabilities, driven by withholding tax payments related to the Cimatron sale.

For the nine months ended September 30, 2020, drivers of working capital related to cash outflows were an increase in accounts receivable, and a decrease in deferred revenue and customer deposits, and accrued and other current liabilities, partially offset by an increase in inventory, prepaid expenses and other current assets, and a decrease in accounts payable.

Cash flow from investing activities

For the nine months ended September 30, 2021, cash flow provided from investing activities was $395.6 million compared to $22.5 million cash used in investing activities for the nine months ended September 30, 2020. The primary cash inflows related to the net proceeds from the divestitures of Cimatron, ODM and Simbionix, partially offset by capital expenditures and payments related to current acquisitions and prior year noncontrolling interest purchases. For the nine months ended September 30, 2020, the primary outflows of cash related to the purchases of noncontrolling interest and capital expenditures. Capital expenditures were $14.8 million and $11.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Cash flow from financing activities

Cash used in financing activities was $32.2 million for the nine months ended September 30, 2021, and $3.8 million for the nine months ended September 30, 2020. The primary outflow of cash for the nine months ended September 30, 2021 related to repayment of the Term Facility and settlements of stock-based compensation. The primary outflow of cash for the nine months ended September 30, 2020 related to partial repayment of the Term Facility and settlements of stock-based compensation, partially offset by proceeds from the issuance of common stock.

Recent Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Forward-looking statements are based upon management’s beliefs, assumptions and current expectations concerning future events and trends, using information currently available, and are necessarily subject to uncertainties, many of which are outside our control. Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not, and should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. A number of important factors could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include without limitation:

•impact of production, supply, contractual and other disruptions, including facility closures, furloughs and labor shortages or attrition as a result of vaccination requirements, due to the spread of the COVID-19 pandemic;
•our ability to deliver products that meet changing technology and customer needs;
•our ability to identify strategic acquisitions, to integrate such acquisitions into our business without disruption and to realize the anticipated benefits of such acquisitions;
•impact of future write-off or write-downs of goodwill and intangible assets;
•the concentration of revenue and credit risk exposure from our largest customer;
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
•our ability to predict quarterly sales and manage product inventory due to uneven sales cycle;
•our ability to continue to generate net cash flow from operations;
•our ability to remediate material weaknesses in our internal controls over financial reporting and maintain effect internal controls;
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
•our ability to maintain our status as a responsible contractor under federal rules and regulations;
•changes in, or interpretation of, tax rules and regulations; and
•the other factors discussed in the reports we file with or furnish to the SEC from time to time, including the risks and important factors set forth in additional detail in Item 1A. “Risk Factors” in the 2020 Form 10-K and this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks at December 31, 2020, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the 2020 Form 10-K. During the first nine months of 2021, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 because of the material weaknesses in internal control over financial reporting discussed below.

Our management, including our Chief Executive Officer and Chief Financial Officer have concluded that the following material weaknesses in internal control over financial reporting existed as of December 31, 2020 and were in the process of being remediated as of September 30, 2021:

•Lack of certain controls, or improper execution of designed control procedures, for certain non-standard contracts and non-standard contract terms, and
•Lack of certain controls, or improper execution of designed control procedures, over the review of internally prepared reports and analyses utilized in the financial closing process.

Remediation Plan

We are working to remediate the material weaknesses through the development and implementation of more formal policies, processes and documentation procedures relating to our financial reporting as well as the hiring of a Chief Accounting Officer (CAO), the hiring of additional accounting personnel and the training of new personnel and existing personnel in new roles on proper execution of designed control procedures. In addition, we engaged outside consultants to advise on changes in the design of our controls and procedures, implementation of our remediation activities and to advise on technical accounting matters. In conjunction with our remediation efforts and based upon input of internal personnel and external consultants, we have developed a remediation plan that includes implementation of the policies, processes and procedures described above as well as implementation or enhancements of supporting information technology infrastructure. In order to execute our remediation plan, we have put into place a program infrastructure that includes a project plan and timelines developed in consultation with process owners at the Company. We meet regularly to assess execution of our remediation plan, identify risks to execution of the plan and allocate resources as needed. We believe that our remediation plan is sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. However, as we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, we cannot provide assurance as to when the Company will remediate such weaknesses, nor can we be certain that additional actions will not be required or the costs of any such additional actions. Moreover, we cannot provide assurance that additional material weaknesses will not arise in the future.

Changes in Internal Control over Financial Reporting

As a result of the implementation of the material aspects of this remediation plan, including engaging outside consultants to advise on technical matters, implementing certain processes related to completeness and accuracy and beginning to train existing personnel on the execution of designed control procedures, there were changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The novel strain of the coronavirus identified in China in late 2019 (COVID-19) has globally spread throughout other areas such as Asia, Europe, the Middle East, and North America and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners. Each of the countries in which we operate has been affected by the ongoing outbreak and taken measures to try to contain it. The ultimate impact and efficacy of government measures and potential future measures is currently unknown.

There is continued uncertainty regarding the business impacts from such measures and potential future measures. While we have been able to continue our operations through a combination of work-from-home and social distancing policies implemented to protect employees, these measures have resulted in reduced workforce availability at some of our sites. Restrictions on our access to customer facilities may impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations, particularly if prolonged. Our customers have experienced, and may continue to experience, disruptions in their operations, which can result in delayed, reduced, or canceled orders, or collection risks, which may adversely affect our results of operations.

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

We are subject to the mandatory vaccination and workplace safety protocols issued by the Safer Federal Workforce Task Force on September 24, 2021, requiring, among other things, covered employees of covered federal contractors and subcontractors to be fully vaccinated against COVID-19 within the mandated timeframe, with limited exceptions for those legally entitled to an accommodation. The extent to which these requirements may impact our business remains uncertain, but may cause, among other things, reduced employee morale, the loss of employees, increased costs, supply chain disruptions, and other business disruptions, all of which could have an adverse impact on our business operations and financial results.

We depend on external vendors, suppliers and outsourcing partners for the components, assembly and spare parts of our 3D printers and for chemicals and packaging used in our materials. The ongoing COVID-19 pandemic has caused supply, labor and logistical disruptions for both our outsourcing partners and supply chain partners. If these relationships were to terminate or these disruptions worsen, our business could be disrupted while we locate alternative sources of supply and our expenses may increase.

We have outsourced to selected design and manufacturing companies to assemble our printers. In carrying out these outsourcing activities, we face a number of risks, including, among others, the following:

•The risk that the parties that we retain to perform assembly activities may not perform in a satisfactory manner;
•The risk of disruption in the supply of printers or other products to our customers if such third parties either fail to perform in a satisfactory manner or are unable to supply us with the quantity of printers or other products that are needed to meet then current customer demand;
•The risk of work delays or supply chain disruptions stemming from governmental efforts to contain the COVID-19 pandemic; and
•The risk of insolvency of suppliers, as well as the risks that we face, as discussed below, in dealing with a limited number of suppliers.

We purchase components and sub-assemblies for our printers from third-party suppliers that we provide to our customers as spare parts. Additionally, we purchase raw chemicals and packaging that are used in our materials, as well as certain of those materials, from third-party suppliers.

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

The COVID-19 pandemic has created sporadic delays on the inbound supply chain at our partners and our own facilities. Additional delays on both inbound and outbound logistics have also created challenges. We continue to identify alternative solutions, but an inability to source from alternative suppliers in a timely manner could impact on our ability to fulfill demand.

While we believe that, if necessary, we can obtain all the components necessary for our spare parts and materials from other manufacturers, we require any new supplier to become “qualified” pursuant to our internal procedures, which could involve evaluation processes of varying durations. Our spare parts and raw chemicals used in our materials production are subject to various lead times. In addition, at any time, certain suppliers may decide to discontinue production of a part or raw material that we use. Any unanticipated change in the sources of our supplies, or unanticipated supply limitations, could increase production or related costs and consequently reduce margins.

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

We experience revenue concentration with a large customer that represented approximately 13% of our consolidated revenue in 2020 and is expected to represent over 20% of our consolidated revenues for 2021 after adjustment for the impact of recent divestitures on our full year financial results. Generally, our contracts do not contain guarantees of minimum duration, revenue levels, or profitability. This customer may terminate its contracts or materially reduce its requested levels of service at any time. The loss of, deterioration of the financial condition of, or a significant change to the business of this customer could have a material adverse effect on our business, financial condition, and results of operations. Additionally, this concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a single customer. If we are unable to collect our receivables, or are required to take additional reserves, our results and cash flows will be adversely affected.

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

As an exporter, we must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws include the International Traffic in Arms Regulations (“ITAR”) administered by the DDTC, the Export Administration Regulations (“EAR”) administered by the BIS and trade sanctions against embargoed countries and destinations administered by OFAC. The EAR governs products, parts, technology and software which present military or weapons proliferation concerns, so-called “dual use” items, and ITAR governs military items listed on the United States Munitions List. Prior to shipping certain items, we must obtain an export license or verify that license exemptions are available. Any failures to comply with these laws and regulations could result in fines, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties. Moreover, these laws and regulations are dynamic and may change in ways that impact our business. As an example, the Department of Commerce is expected to implement new EAR controls on additive manufacturing items and technologies that could impact our ability to sell our products abroad.

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

In addition, on July 19, 2019, we received a notice of immediate suspension of federal contracting from the United States Air Force, pending the outcome of an ongoing investigation. The suspension applied to 3D Systems, its subsidiaries and affiliates, and was related to export controls violations involving 3D Systems’ On Demand manufacturing business described above. Under the suspension, we were generally prohibited from receiving new federal government contracts or subcontracts from any executive branch agency as described in the provisions of 48 C.F.R Subpart 9.4 of the Federal Acquisition Regulation. The suspension allowed us to continue to perform current federal contracts, and also to receive awards of new subcontracts for items under $35,000 and for items considered commercially available off-the-shelf items. The Air Force lifted the suspension on September 6, 2019 following the execution of a two-year Administrative Agreement with the Company. The Company is now eligible to obtain and perform U.S. government contracts and subcontracts without restrictions. Under the Administrative Agreement, the Company was monitored and evaluated by independent monitors who reported to the Air Force on the Company’s compliance with the terms of the Company’s Ethics & Compliance Program, including its overall culture, government contracting compliance program, and export controls compliance program. The Air Force terminated the Administrative Agreement and associated monitorship early on August 12, 2021 after the monitors found that the Company had satisfied the requirements of the Administrative Agreement. The commencement of separate actions by other agencies of the federal government could result in reinstatement of the suspension or debarment from future federal contracting, which would result in decreased revenues and additional harm to our reputation and otherwise adversely affect our business, operating results and financial condition.

Although we cannot predict the ultimate resolution of these matters, we have incurred and expect to continue to incur significant legal costs and other expenses in connection with responding to the U.S. government agencies.

Since 2018, we have implemented new compliance procedures to identify and prevent potential violations of export controls laws, trade sanctions, and government contracting laws and regulations and created a Compliance Committee of the Board of Directors to further enhance board oversight of compliance risks. As we continue to implement additional compliance enhancements, we may discover additional potential violations of export controls laws, trade sanctions, and/or government contracting laws in the future. If we identify any additional potential violations, we may submit voluntary disclosures to the relevant agencies and cooperate with such agencies on any related investigations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

None

Issuer Purchases of Equity Securities

The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the quarter ended September 30, 2021:

	Total number of shares (or units) purchased		Average price paid per share (or unit)
Shares delivered or withheld pursuant to restricted stock awards
July 1, 2021 - July 31, 2021	1,372		$25.90
August 1, 2021 - August 31, 2021	53,877		$29.08
September 1, 2021 - September 30, 2021	72,665		$31.25
	127,914	(a)	$30.28	(b)
a.Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.
b.The average price paid reflects the average market value of shares withheld for tax purposes.

Item 6. Exhibits.

2.1
Stock Purchase Agreement, dated July 28, 2021, by and between 3D Systems, Inc. and Surgical Science Sweden AB (Incorporated by Reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on July 30, 2021.)

2.2
Agreement and Plan of Merger, dated September 8, 2021, by and among 3D Systems Corporation, Oqton, Inc., 3DS Merger Sub 1, Inc., 3DS Merger Sub 2 Inc., and Shareholder Representative Services LLC, solely in its capacity as the representative, agent and attorney-in-fact of the Sellers. (Incorporated by reference to the Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on September 9, 2021.)

2.3†
First Amendment to the Agreement and Plan of Merger, dated October 29, 2021, by and among 3D Systems Corporation, Oqton, Inc., 3DS Merger Sub 1, Inc., 3DS Merger Sub 2 Inc., and Shareholder Representative Services LLC, solely in its capacity as the representative, agent and attorney-in-fact of the Sellers.

2.4
Agreement and Plan of Merger, dated October 27, 2021, by and among 3D Systems Corporation, Volumetric Biotechnologies, Inc., Texans Merger Sub I, Inc., Texans Merger Sub II, Inc., and Fortis Advisors LLC, solely in its capacity as the Stockholders' Representative. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on October 28, 2021.)

2.5†
First Amendment to the Asset Purchase Agreement, dated June 1, 2021, by and among 3D Systems, Inc., Quickparts.com Inc., 3D Systems Italia Srl, Sd Systems France Sarl, 3D Systems Europe Limited, 3D Systems GmbH, QP 3D Acquisition, Inc., and 3D Systems Corporation.

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

3.3	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

3.4	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on October 7, 2011. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 7, 2011.)

3.6	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on May 21, 2013. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on May 22, 2013.)

3.7	Amended and Restated By-Laws of 3D Systems Corporation. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on March 15, 2018.)

10.1*†	Employment Agreement, dated August 30, 2021, by and between 3D Systems Corporation and Phyllis Nordstrom.

31.1†	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 8, 2021.

31.2†	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 8, 2021.

32.1†	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2021.

32.2†	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2021.

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
* Management contract or compensatory plan or arrangement.
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

Date: November 8, 2021