Form 10-Q
period 2022-06-30
3D SYSTEMS CORP
filed 2022-08-09
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Shares of Common Stock, par value $0.001 per share, outstanding as of August 4, 2022: 130,281,318

3D SYSTEMS CORPORATION
Form 10-Q
For the Three and Six Months ended June 30, 2022

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$298,834	$789,657
Short-term investments	339,386	—
Accounts receivable, net of reserves — $3,280 and $2,445	107,013	106,540
Inventories	106,001	92,887
Prepaid expenses and other current assets	44,608	42,653
Total current assets	895,842	1,031,737
Property and equipment, net	55,864	57,257
Intangible assets, net	70,005	45,835
Goodwill	382,498	345,588
Right of use assets	45,832	46,356
Deferred income tax asset	4,715	5,054
Other assets	27,200	17,272
Total assets	$1,481,956	$1,549,099
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND EQUITY
Current liabilities:
Current right of use liabilities	8,465	8,344
Accounts payable	62,226	57,366
Accrued and other liabilities	54,849	76,994
Customer deposits	6,153	7,281
Deferred revenue	30,675	28,027
Total current liabilities	162,368	178,012
Long-term debt, net of deferred financing costs	448,081	446,859
Long-term right of use liabilities	46,139	47,420
Deferred income tax liability	3,710	2,173
Other liabilities	35,851	32,254
Total liabilities	696,149	706,718

Commitments and contingencies (Note 14)

Redeemable noncontrolling interest	2,149	—

Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; shares issued and outstanding 130,304 and 128,375	130	128
Additional paid-in capital	1,525,734	1,501,210
Accumulated deficit	(681,011)	(621,251)
Accumulated other comprehensive loss	(61,195)	(37,706)
Total stockholders’ equity	783,658	842,381
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,481,956	$1,549,099

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenue:
Products	$103,774	$108,638	$204,325	$202,286
Services	36,271	53,919	68,721	106,387
Total revenue	140,045	162,557	273,046	308,673
Cost of sales:
Products	65,331	62,635	123,803	115,999
Services	21,576	30,917	42,310	59,429
Total cost of sales	86,907	93,552	166,113	175,428
Gross profit	53,138	69,005	106,933	133,245
Operating expenses:
Selling, general and administrative	64,404	61,463	119,819	111,063
Research and development	20,772	17,602	42,384	34,201
Total operating expenses	85,176	79,065	162,203	145,264
Loss from operations	(32,038)	(10,060)	(55,270)	(12,019)
Interest and other income (expense), net	329	(316)	(1,954)	38,537
(Loss) income before income taxes	(31,709)	(10,376)	(57,224)	26,518
(Provision) benefit for income taxes	(1,289)	744	(2,573)	9,078
Net (loss) income before redeemable non-controlling interest	$(32,998)	$(9,632)	$(59,797)	$35,596
Less: net (loss) attributable to redeemable noncontrolling interests	(37)	—	(37)	—
Net (loss) income attributable to 3D Systems Corporation	$(32,961)	$(9,632)	$(59,760)	$35,596

Net (loss) income per common share:
Basic	$(0.26)	$(0.08)	$(0.47)	$0.29
Diluted	$(0.26)	$(0.08)	$(0.47)	$0.28

Weighted average shares outstanding:
Basic	127,703	122,147	127,218	121,931
Diluted	127,703	122,147	127,218	125,069

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(32,998)	$(9,632)	$(59,797)	$35,596
Other comprehensive (loss) income , net of taxes:
Pension plan adjustments	165	28	266	209
Derivative financial instruments	—	—	—	721
Foreign currency translation	(16,386)	3,385	(19,732)	(22,224)
Unrealized loss on short-term investments	(528)	—	(4,023)	—
Foreign currency translation reclassification - sale of business	—	—	—	6,481
Total other comprehensive (loss) income, net of taxes	(16,749)	3,413	(23,489)	(14,813)
Total comprehensive (loss) income, net of taxes	$(49,747)	$(6,219)	$(83,286)	$20,783
Less: Comprehensive (loss) attributable to redeemable non-controlling interest	$(37)	$—	$(37)	$—
Total comprehensive (loss) income attributable to 3D Systems Corporation	$(49,710)	$(6,219)	$(83,249)	$20,783

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net (loss) income	$(59,797)	$35,596
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,198	17,890
Stock-based compensation	20,061	30,576
Unrealized gain on exchange rate	—	(2,100)
Provision for inventory obsolescence and revaluation	97	1,100
Loss on hedge accounting de-designation and termination	—	721
Provision for bad debts	1,042	800
(Gain) on the disposition of businesses, property, equipment and other assets	—	(37,240)
Provision (benefit) for deferred income taxes and reserve adjustments	628	(9,014)
Asset impairment	24	—
Changes in operating accounts:
Accounts receivable	(6,173)	12,476
Inventories	(16,609)	9,132
Prepaid expenses and other current assets	(2,981)	(1,065)
Accounts payable	6,168	3,424
Deferred revenue and customer deposits	(704)	(531)
Accrued and other liabilities	1,618	(23,020)
All other operating activities	217	3,231
Net cash (used in) provided by operating activities	(38,211)	41,976
Cash flows from investing activities:
Purchases of property and equipment	(10,368)	(8,204)
Purchases of short-term investments	(384,450)	—
Sales and maturities of short-term investments	41,044	—
Proceeds from sale of assets and businesses, net of cash	—	54,747
Acquisitions and other investments, net	(83,312)	(10,912)
Other investing activities	—	(306)
Net cash (used in) provided by investing activities	(437,086)	35,325
Cash flows from financing activities:
Repayment of borrowings/long-term debt	—	(21,392)
Debt issuance cost	(16)	—
Purchase of noncontrolling interest	(2,300)	(4,000)
Payments related to net-share settlement of stock-based compensation	(10,047)	(6,629)
Other financing activities	(324)	(423)
Net cash used in financing activities	(12,687)	(32,444)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,047)	2,902
Net (decrease) increase in cash, cash equivalents and restricted cash	(490,031)	47,759
Cash, cash equivalents and restricted cash at the beginning of the period(a)	789,970	84,711
Cash, cash equivalents and restricted cash at the end of the period(a)	$299,939	$132,470

a.The amounts for cash and cash equivalents shown above include restricted cash of $1,105 and $626 as of June 30, 2022, and 2021, respectively, and $313, $540, as of December 31, 2021 and 2020, respectively, which were included in prepaid expenses and other assets net on the condensed consolidated balance sheet.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2022 and 2021
	Common Stock
(in thousands, except par value)	Shares	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
March 31, 2022	130,365	$130	$1,519,242	$—	$(648,050)	$(44,446)	$826,876
Stock-based compensation expense	—	—	7,843	—	—	—	7,843
Shares issued related to net-share settlement of stock-based compensation	(61)	—	(1,351)	—	—	—	(1,351)
Net loss	—	—	—	—	(32,961)	—	(32,961)
Unrealized loss on short-term investments	—	—	—	—	—	(528)	(528)
Pension plan adjustments	—	—	—	—	—	165	165
Foreign currency translation adjustment	—	—	—	—	—	(16,386)	(16,386)
June 30, 2022	130,304	$130	$1,525,734	$—	$(681,011)	$(61,195)	$783,658

March 31, 2021	126,484	$126	$1,397,276	$(10,492)	$(898,075)	$(26,702)	$462,133
Shares issued related to net-share settlement of stock-based compensation	155	1	(3,881)	—	—	—	(3,880)
Shares issued to acquire assets and businesses	157	—	3,500	—	—	—	3,500
Stock-based compensation expense		—	11,005	—	—	—	11,005
Net loss		—	—	—	(9,632)	—	(9,632)
Pension plan adjustments		—	—	—	—	28	28
Foreign currency translation adjustment		—	—	—	—	3,385	3,385
June 30, 2021	126,796	$127	$1,407,900	$(10,492)	$(907,707)	$(23,289)	$466,539

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Unaudited)

	Six Months Ended June 30, 2022 and 2021
	Common Stock
(in thousands, except par value)	Shares	Par Value $0.001	Additional Paid In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
December 31, 2021	128,375	128	1,501,210	$—	(621,251)	$(37,706)	$842,381
Shares issued related to net-share settlement of stock-based compensation	1,929	2	(10,048)	—	—	—	(10,046)
Stock-based compensation expense	—	—	34,572	—	—	—	34,572
Net loss	—	—	—	—	(59,760)	—	(59,760)
Pension plan adjustments	—	—	—	—	—	266	266
Unrealized loss on short-term investments	—	—	—	—	—	(4,023)	(4,023)
Foreign currency translation adjustment	—	—	—	—	—	(19,732)	(19,732)
June 30, 2022	130,304	130	1,525,734	$—	(681,011)	$(61,195)	$783,658

December 31, 2020	127,626	$128	$1,404,964	$(22,590)	$(943,303)	$(8,476)	$430,723
Shares issued related to repurchase of stock	874	1	(6,630)	—	—	—	(6,629)
Shares issued to acquire assets and businesses	157	—	3,500	—	—	—	3,500
Stock-based compensation expense	—	—	18,162	—	—	—	18,162
Net income	—	—	—	—	35,596	—	35,596
Pension plan adjustments	—	—	—	—	—	209	209
Termination of derivative instrument	—	—	—	—	—	721	721
Retirement of treasury shares	(1,861)	(2)	(12,096)	12,098	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(15,743)	(15,743)
June 30, 2021	126,796	$127	$1,407,900	$(10,492)	$(907,707)	$(23,289)	$466,539

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.

The COVID-19 pandemic continues to impact the global economy, disrupt global supply chains, and create significant volatility in the financial markets. These factors have resulted in inflationary and cost pressures that have significantly increased, and continue to adversely impact, our production and distribution costs, including costs of spare parts and materials, packaging materials, and freight. We are also experiencing pressure on our supply chain due to strained transportation capacity, lack of sufficient labor availability, and manufacturing backlogs. In addition, Russia’s invasion of Ukraine has led to further economic disruption. While we do not operate in Ukraine, the impact of the conflict led to our exit from the Russian market in 2022. Additionally, the conflict continues to exacerbate inflationary cost pressures and supply chain constraints which are negatively impacting the global economy and our business.

Due to the COVID-19 pandemic, our affiliates, employees, suppliers, customers, and others have been and may continue to be restricted or prevented from conducting normal business activities, including shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. We have reopened our offices and resumed business travel, with safety measures in place and in accordance with local guidance.

We are managing our operations, continuing to monitor the ongoing impacts of COVID-19, and reviewing guidance from international and domestic authorities. We remain committed to protecting our employees, delivering for our customers, and supporting our communities.

The COVID-19 pandemic and other factors impacting the current economic environment, such as inflation, weak economic conditions, including the possibility of a recession, and equity market volatility continued to impact our reported results for the years ended December 31, 2021 and 2020, as well as the three and six months ended June 30, 2022. We are unable to predict the longer-term impact that these factors may have on our business, results of operations, financial position or cash flows. The extent to which our operations may be impacted will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the severity or resurgence of a COVID-19 outbreak, actions by government authorities to contain an outbreak or treat its impact, actions by government authorities to address inflationary and cost pressures, and the severity, length, and potential expansion of the conflict in Ukraine. The impacts of these uncertain global health, economic and geopolitical conditions could result in reduced customer demand due delays in purchasing decisions or the reduction in their use of our services, further supply chain disruptions, including the shortages of critical components, and continued disruptions to, and volatility in, the financial markets. Events surrounding the global economy, geopolitics, and the COVID-19 pandemic continue to evolve. Although we believe that we will ultimately emerge from these events well positioned for long-term growth, uncertainties remain and, as such, we cannot reasonably estimate the duration or extent of these adverse factors on our business, results of operations, financial position, or cash flows.

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

All dollar amounts and other amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

During the fourth quarter ended December 31, 2021, we became aware that certain amounts related to the purchase of non-controlling interests previously presented as investing cash outflows should have been reported as financing cash outflows within the statements of cash flows. The error affected the previously issued statements of cash flows for the three, six and nine month periods within the December 31, 2021, and 2020 annual periods as well as the annual periods ended December 31, 2020, and 2019. We note that this change did not impact the as reported net increase (decrease) in cash, cash equivalents and restricted cash within the annual 2020 and 2019 statements of cash flows or the interim statements of cash flows for the years ended December 31, 2021, and 2020. We further note that this reclassification did not affect our balance sheet, statements of operations, statements of comprehensive income (loss) and statements of stockholders' equity. We evaluated the materiality, including both quantitative and qualitative considerations, of this presentation-only error and concluded it was not material to any previously reported quarter or year-end financial statement. The impact of the change on our previously reported statement of cash flows for the six months ended June 30, 2021 is to increase net cash provided by investing activities by $4,000 and to decrease cash used in financing activities by $4,000.

	Six Months Ended June 30, 2021
	As Reported	Changed	Revised

Net cash provided by operating activities	$41,976	$—	$41,976

Net cash provided by investing activities	31,325	4,000	35,325

Net cash (used in) financing activities	(28,444)	(4,000)	(32,444)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,902	—	2,902

Net increase in cash, cash equivalents and restricted cash	$47,759	$—	$47,759

Summary of Significant Accounting Policies

Short-term investments
A portion of the company's excess cash is invested in short-term investments. The company's short-term investment accounting policy is that securities with maturities greater than 90 days at the time of purchase that are available for operations in the next 12 months are classified as short-term investments. The Company’s short-term investments primarily consist of investment grade bonds, certificates of deposit, commercial paper, and short maturity bond funds all with a remaining maturity of generally less than twelve months at the date of purchase and are classified as available for sale. Interest and dividends on these investments are recorded into income when earned.

Redeemable Noncontrolling Interest
In connection with the 93.75% acquisition of Kumovis on April 1, 2022, as discussed in Note 2, the Company recorded a redeemable non-controlling interest (RNCI). The RNCI represents noncontrolling shareholders’ interest in Kumovis which is controlled but not wholly owned by 3D Systems and for which 3D Systems' obligation to redeem the minority shareholders’ interest is governed by a put/call relationship. Subsequent to the initial fair value measurement, which is currently in process as part of business combination accounting, the RNCI is recorded at the greater of its redemption value or its' carrying value at the end of each reporting period. If the RNCI is carried at its redemption value, the difference between the redemption value and the carrying value would be adjusted at the end of each reporting period through additional paid in capital. The Company will also perform a quarterly assessment to determine if the aforementioned redemption value exceeds the fair value of the RNCI. If the redemption value of the RNCI exceeds its fair value, the excess will reduce the net income attributable to 3D Systems shareholders.

All other significant accounting policies described in the Form 10-K for the year ended December 31, 2021 remain unchanged.

Recently Adopted Accounting Standards

In October 2021, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") 2021-08, "Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers", which amends the Accounting Standards Codification ("ASC") 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to “require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606.” While primarily related to contract assets and contract liabilities that were accounted for by the acquiree in accordance with ASC 606, “the amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of Subtopic 610-20.” For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted. The Company early adopted this standard in the first quarter of 2022, and it did not have an impact on the results of operations, cash flows or financial position.

(2) Divestitures and Acquisitions

Divestitures

There have been no dispositions during the six months ended June 30, 2022.

In September 2021, we completed the sale of the Company’s On Demand Manufacturing business ("ODM") for $82,000, excluding certain customary closing adjustments. We recorded a gain on the sale of $38,490 included within Interest and other income (expense), net on the accompanying consolidated statements of operations for the year ended December 31, 2021. ODM was primarily included within the Industrial segment. At closing, the Company and the purchaser entered into a supply agreement and a transition services agreement pursuant to which the Company will provide certain information technology, corporate finance, tax, treasury, accounting, human resources and payroll, sales and marketing, operations, facilities and other customary services to support the purchaser in the ongoing operation of ODM for a period of time post-closing. At June 30, 2022 only the supply agreement is active.

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

On January 1, 2021, we completed the sale of 100% of the issued and outstanding equity interests of Cimatron Ltd. (“Cimatron”), the subsidiary that operated the Company’s Cimatron integrated CAD/CAM software for tooling business and its GibbsCAM CNC programming software business, for approximately $64,173, after certain adjustments and excluding $9,476 of cash amounts transferred to the purchaser. We recorded a gain on the sale of $32,047 included within Interest and other income (expense), net on the accompanying condensed consolidated statements of operations for the six months ended June 30, 2021. Additionally, at the time of the sale, we recognized a gain of $6,481 for accumulated foreign currency translation gain previously included in AOCL, which is included within Interest and other income (expense), net, for the six months ended June 30, 2021. Cimatron would have been included within the Industrial segment.

Acquisitions/Investments

On April 1, 2022, we completed the acquisition of 93.75% of Kumovis GmbH ("Kumovis") for an all-cash purchase price of $37,726, before customary closing adjustments, plus an estimated RNCI of $2,418. $3,628 of the cash payment is deferred for up to fifteen months from the closing date. Kumovis, which is part of the Healthcare segment and reporting unit, utilizes polyether ether keton or “PEEK” materials, which has properties that lend it to many medical applications, including many implant applications, that fit into our personalized healthcare operations. The acquisition’s near term impact on the Company’s results of operations and cash flows are expected to be dilutive.

In conjunction with the Kumovis acquisition, the Company and the non-controlling shareholders entered into a put/call option agreement whereby the Company has the option to purchase from the non-controlling shareholders and the non-controlling shareholders have the option to sell to the Company the remaining 6.25% ownership interest of Kumovis at a later date based on an exercise price to be calculated based on the achievement of pre-determined revenue and gross profit targets. 50% of the Kumovis common shares related to the put/call can be exercised upon the achievement of an initial revenue and gross profit target while the remaining 50% can be exercised upon the achievement of a second revenue and gross profit target. If one or both sets of targets are not met after 5.75 years from the acquisition date, there is a floor strike price that must be exercised. Up to 50% of the exercise price can be paid in Company commons stock at the election of 3D Systems. This arrangement results in an RNCI for which an estimated fair value of $2,418 was recorded as of the acquisition date. The actual fair value of the RNCI is in process of being determined as part of business combination accounting.

We accounted for the acquisition of Kumovis using the acquisition method as prescribed by ASC 805, "Business Combinations" (“ASC 805”). In accordance with valuation methodologies described in ASC 820, "Fair Value Measurement" (“ASC 820”), the acquired assets and assumed liabilities were recorded at their estimated fair values as of the date of the Kumovis acquisition. Below is the fair value of consideration transferred.

(in thousands)
Cash Paid at acquisition	$34,098
Deferred cash consideration	3,628
Estimated Fair Value of RNCI	2,418
Total fair value of consideration transferred	$40,144

Shown below is the preliminary purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

(in thousands)
Current assets, including cash acquired of $125		$1,408
Intangible assets:
Product technology	$7,886
Trade name	5,602
Total intangible assets		13,488
Goodwill		26,277
Other assets		705
Liabilities:
Accounts payable and accrued liabilities	$332
Deferred revenue	70
Deferred Tax Liability	1,332
Total liabilities		1,734
Net assets acquired		$40,144

As of June 30, 2022, the purchase price allocation for Kumovis is preliminary. The Company has performed a preliminary valuation of the fair market value of acquired assets and liabilities and continues to review and adjust the values. Additionally, the Company is in the process of determining the acquisition date fair value of the RNCI. The Company is also reviewing the final closing balance sheets and may adjust the assets and liabilities based on its final review. The Company is also in the process of completing the pre-acquisition tax returns to determine the final tax positions, including net operating losses and any required valuation allowance. The final purchase price allocations will be completed when the Company has finished and reviewed the valuations, the acquired balance sheets and the pre-acquisition tax returns. The final allocations could differ materially from the preliminary allocations. The final allocations may include changes in allocations to acquired intangible assets and goodwill, changes to assets and liabilities, including but not limited to tax assets and liabilities, including deferred taxes and changes to the RNCI. The estimated useful lives of acquired intangible assets are also preliminary.

On April 1, 2022, we completed the 100% acquisition of Titan Additive LLC ("Titan") for an all-cash purchase price of $39,500, before customary closing adjustments. Titan, which is part of Industrial segment and reporting unit, is a pellet-based extrusion platform that addresses customer applications requiring large build volumes, superior performance, and improved productivity at significantly lower cost. We believe the acquisition of Titan will open up new markets in the Industrial segment. The impact of the acquisition is not expected to have a near-term material impact to the Company's financial position, statement of operations or cash flows.

We accounted for the acquisition of Titan using the acquisition method as prescribed by ASC 805. In accordance with valuation methodologies described in ASC 820, the acquired assets and assumed liabilities were recorded at their estimated fair values as of the date of the Titan acquisition.

Shown below is the preliminary purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

(in thousands)
Current assets		$661
Intangible assets:
Product technology	$9,370
Trade name	5,580
Total intangible assets		14,950
Goodwill		24,043
Other assets		479
Liabilities:
Accounts payable and accrued liabilities	$223
Deferred revenue	410
Total liabilities		633
Net assets acquired		$39,500

As of June 30, 2022, the purchase price allocation for Titan is preliminary. The Company has performed a preliminary valuation of the fair market value of acquired assets and liabilities and continues to review and adjust the values. The Company is also reviewing the final closing balance sheets and may adjust the assets and liabilities based on its final review. The Company is also in the process of completing the pre-acquisition tax returns in order to determine the final tax positions, including net operating losses and any required valuation allowance. The final purchase price allocations will be completed when the Company has finished and reviewed the valuations, the acquired balance sheets and the pre-acquisition tax returns. The final allocations could differ materially from the preliminary allocations. The final allocations may include changes in allocations to acquired intangible assets and goodwill, changes to assets and liabilities, including but not limited to tax assets and liabilities, including deferred taxes. The estimated useful lives of acquired intangible assets are also preliminary.

In March 2022, we and the Saudi Arabian Industrial Investments Company ("Dussur") signed an agreement to form a joint venture intended to expand the use of additive manufacturing within the Kingdom of Saudi Arabia and surrounding geographies, including the Middle East and North Africa. The joint venture is to enable the development of Saudi Arabia's domestic additive manufacturing production capabilities, consistent with the Kingdom’s ‘Vision 2030,’ which is focused on diversification of the economy and long-term sustainability. Once the joint venture is formed, 3D Systems will own approximately 49% and is committed to an initial investment of about $6,500. Additional future investments are contingent upon achievement of certain milestones by the joint venture. The expected impact on the Company’s financial position, results of operations and cash flows are not expected to be material other than the cash outflow(s) related to the initial and contingent investments.

In March 2022, we made a $10,000 investment in convertible preferred shares for an approximate 26.6% ownership in Enhatch Inc. ("Enhatch"), the developer of the Intelligent Surgery Ecosystem, and simultaneously entered into a collaboration and supply agreement with Enhatch. We also obtained warrants to purchase additional shares of Enhatch and the right to purchase, in the future, the remaining shares of Enhatch that 3D Systems does not own if certain revenue targets are achieved. Enhatch's Intelligent Surgery Ecosystem provides technologies which streamline and scale the design and delivery of patient-specific medical devices by automating the process. Incorporating these capabilities into 3D Systems’ workflow for patient-specific solutions, which includes advanced software, expert treatment planning services, custom implants and instrumentation design, and industry-leading production processes, which will help more efficiently meet the growing demand for personalized medical devices. The expected impact on the Company’s financial position, results of operations and cash flows is not expected be material other than potential future cash used to exercise the warrants or call option. The investment, including the call option and warrants, is recorded in other assets on the consolidated balance sheet.

As of the investment date, a fair value was determined for each element, the convertible preferred shares, the call option and the warrant, for which the total fair value of all three was $10,000. After the investment date, the convertible preferred shares and call option are recorded at their initial fair value and are evaluated for impairment or the existence of an orderly and observable transaction indicating a change in value is appropriate for which the adjustment will be recorded through the statement of operations. The warrants will be marked to market on a quarterly basis with the changes in value recorded through the statement of operations. The fair value of the convertible preferred shares/call option and warrant as of the investment date was $9,670 and $330, respectively.

On November 1, 2021, we acquired Oqton, Inc. (“Oqton”), for $187,425, of which $106,785 was paid in cash and the remainder was paid via the issuance of 2,553 shares of the Company’s common stock having a fair value at the date of issuance of $80,697. The acquisition’s near term impact on the Company’s results of operations and cash flows are expected to be dilutive. Oqton's operating results are reported in the Industrial segment. We incurred approximately $1,780 of acquisition related expenses.

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

We accounted for the acquisition of Oqton using the acquisition method as prescribed by ASC 805. In accordance with valuation methodologies described in ASC 820, the acquired assets and assumed liabilities were recorded at their estimated fair values as of the date of the Oqton acquisition.

Shown below is the preliminary purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

(in thousands)
Current assets, including cash acquired of $3,454		$8,344
Intangible assets:
Product technology	$12,600
Trade name	7,300
Total intangible assets		19,900
Goodwill		165,611
Other assets		703
Liabilities:
Accounts payable and accrued liabilities	$6,643
Deferred revenue	490
Total liabilities		7,133
Net assets acquired		$187,425

The Company has performed a preliminary valuation of the fair market value of acquired assets and liabilities. The Company is also reviewing the final closing balance sheets and may adjust the assets and liabilities based on its final review. The Company is also in the process of completing the final 2021 tax returns in order to determine the final tax positions, including net operating losses and any required valuation allowance. The final purchase price allocation will be completed when the Company has finished and reviewed the valuations, the acquired balance sheets and the pre-acquisition tax returns. The final allocations could differ materially from the preliminary allocations. The final allocations may include changes in allocations to acquired intangible assets and goodwill, changes to assets and liabilities, including but not limited to tax assets and liabilities, including deferred taxes. The estimated useful lives of acquired intangible assets are also preliminary.

On December 1, 2021, we acquired Volumetric Biotechnologies, Inc. (“Volumetric”), for $40,173 of which $24,814 was paid in cash and the remainder was paid via the issuance of 720 shares of the Company's common stock having a fair value on the date of issuance of $15,358. Additional payments of up to $355,000 are possible upon the attainment of seven non-financial milestones through December 31, 2030 to 2035 and the continued employment of certain key individuals from Volumetric. Any additional payments made will be paid approximately half in cash and half in shares of the Company’s common stock. The additional payments are considered compensation expense which will be recorded ratably from the time a milestone is deemed probable of achievement to the estimated time of achievement. Any compensation expense recorded will be reversed if the milestone is no longer probable of achievement. One of the seven milestones is considered probable of achievement for which $3,979 and $7,959 of expense was recorded in the three and six months ended June 30, 2022. Volumetric is part of the Healthcare reporting unit and segment. The acquisition’s near-term impact on the Company's results of operations and cash flows are expected to be dilutive. The impact of potential share issuance related to the achievement of milestones is not included in dilutive shares until the milestone is met. We incurred approximately $1,306 of acquisition related expenses.

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

We accounted for the acquisition of Volumetric using the acquisition method as prescribed by ASC 805. In accordance with valuation methodologies described in ASC 820, the acquired assets and assumed liabilities were recorded at their estimated fair values as of the date of acquisition.

Shown below is the updated preliminary purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, as of the date of the Volumetric acquisition:

(in thousands)
Current assets, including cash acquired of $389		$3,143
Intangible assets:
Developed Technology	$1,100
Distributor Relationship	400
Total intangible assets		1,500
Goodwill		37,492
Other assets		1,194
Liabilities:
Accounts payable and accrued liabilities	3,156
Total liabilities		3,156
Net assets acquired		$40,173

As of June 30, 2022, the purchase price allocation for Volumetric is preliminary. The Company has performed a valuation of the fair market value of acquired assets and liabilities and continues to review and adjust the values. The Company is also reviewing the final closing balance sheets and may adjust the assets and liabilities based on its final review. The Company is also in the process of completing the final 2021 tax returns in order to determine the final tax positions, including net operating losses and any required valuation allowance. The final purchase price allocation will be completed when the Company has finished and reviewed the valuations, the acquired balance sheets and the pre-acquisition tax returns. The final allocation could differ materially from the preliminary allocations. The final allocations may include changes in allocations to acquired intangible assets and goodwill, changes to assets and liabilities, including but not limited to tax assets and liabilities, including deferred taxes. The estimated useful lives of acquired intangible assets are also preliminary.

In May 2021, we purchased Allevi, Inc. to expand regenerative medicine initiatives into medical and pharmaceutical research and development laboratories. Additionally, in June 2021, we closed the acquisition of a German software firm, Additive Works GmbH (“Additive”). Additive expands the simulation capabilities for rapid optimization of industrial-scale 3D printing processes. The purchase price for both acquisitions, individually and combined, and the impacts to the Company’s financial position, results of operations and cash flows are not material.

Acquisitions of Noncontrolling Interests

As of December 31, 2018, the Company owned approximately 70% of the capital and voting rights of Easyway, a service bureau and distributor of 3D printing and scanning products in China. Approximately 65% of the capital and voting rights of Easyway were acquired on April 2, 2015, and an additional 5% of the capital and voting rights of Easyway were acquired on July 19, 2017 for $2,300. The remaining 30% of the capital and voting rights of Easyway were acquired on January 21, 2019 for $13,500 to be paid in installments over four years for which $2,300 and $4,000 were paid in the first half of 2022 and 2021, respectively. As of June 30, 2022 there are no more installments due.

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

At June 30, 2022, we had $127,096 of outstanding performance obligations, comprised of deferred revenue, customer order backlog and customer deposits. We expect to recognize approximately 87.9% of deferred revenue as revenue within the next twelve months, an additional 8.0% by the end of 2023 and the remaining balance thereafter.

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

Collaboration and Licensing Agreements

We enter into collaboration and licensing agreements with third parties. The nature of the activities to be performed and the consideration exchanged under the agreements varies on a contract-by-contract basis. We evaluate these agreements to determine whether they meet the definition of a customer relationship for which revenue is recorded. These contracts may contain multiple performance obligations and may contain fees for licensing, research and development services, contingent milestone payments upon the achievement of developmental contractual criteria and/or royalty fees based on the licensees’ product revenue. We determine the revenue to be recognized for these agreements based on an evaluation of the distinct performance obligations, the identification and evaluation of material rights, the estimation of variable consideration and the determination of the pattern on transfer of control for each distinct performance obligation. The Company recognized $3,342 and $2,040 in revenue related to collaboration arrangements with customers for the quarters ended June 30, 2022 and 2021, respectively. The Company recognized $5,774 and $3,847 related to collaboration arrangements with customers for the six months ended June 30, 2022 and 2021, respectively.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), customer deposits and deferred revenues (contract liabilities) on the condensed consolidated balance sheets. Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized at the time of invoicing, or unbilled receivables when revenue is recognized prior to invoicing. For most of our contracts, customers are invoiced when products are shipped or when services are performed resulting in billed accounts receivables for the remainder of the owed contract price. Unbilled receivables generally result from items being shipped or services being performed where the customer has not been charged, but for which revenue had been recognized. We typically bill in advance for installation, training and maintenance contracts as well as extended warranties, resulting in deferred revenue. Changes in contract asset and liability balances were not materially impacted by any other factors for the six months ended June 30, 2022. In circumstances where a customer arrangement results in both a contract asset and contract liability these assets and liabilities are netted for balance sheet presentation purposes.

For the six months ended June 30, 2022, we recognized revenue of $20,996 related to our contract liabilities at December 31, 2021. For the six months ended June 30, 2021, we recognized revenue of $24,740 related to our contract liabilities at December 31, 2020.

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

The following tables set forth our operating results by segment:

	Three Months Ended June 30,
	2022			2021
	Healthcare	Industrial	Consolidated	Healthcare	Industrial	Consolidated
(in thousands)
Revenue(a)	$71,746	$68,299	$140,045	$82,826	$79,731	$162,557
Cost of sales	45,130	41,777	86,907	44,207	49,345	93,552
Gross profit	26,616	26,522	$53,138	38,619	30,386	69,005
Less:
Segment operating expenses	17,747	24,058	41,805	16,366	20,528	36,894
Segment operating income	8,869	2,464	11,333	22,253	9,858	32,111
General corporate expense, net(b)			43,371			42,171
Operating (loss)			$(32,038)			$(10,060)

	Six Months Ended June 30,
	2022			2021
	Healthcare	Industrial	Consolidated	Healthcare	Industrial	Consolidated
(in thousands)
Revenue(a)	$136,091	$136,955	$273,046	$155,347	$153,326	$308,673
Cost of sales	84,762	81,351	166,113	82,865	92,563	175,428
Gross profit	51,329	55,604	$106,933	72,482	60,763	133,245
Less:
Segment operating expenses	34,757	46,854	81,611	30,436	38,283	68,719
Segment operating income	$16,572	$8,750	25,322	$42,046	$22,480	64,526
General corporate expense, net(b)			80,592			76,545
Operating (loss)			$(55,270)			$(12,019)
a.Approximately 43.6% and 43.9% of sales for the three months ended June 30, 2022 and 2021, respectively, and 44.1% and 43.8% of sales for the six months ended June 30, 2022 and 2021, respectively, were located outside of the U.S.
b.General corporate expense, net includes expenses not specifically attributable to our segments for functions such as human resources, finance, legal, information technology, including salaries, benefits, and other related costs, company wide incentive compensation and stock-compensation.

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

On February 25, 2021, the Company entered into an agreement to amend its lease for its corporate office and extended the term. As part of this agreement, the Company sold land owned adjacent to our corporate office for $389 and entered into a lease with the buyer of the land for a new building, containing approximately 80,000 to 100,000 rentable square feet, to be constructed and funded by the lessor up to a certain amount. The lease terms, as amended, for both the existing building and the expansion site extend through August 2037. The lease for the new building will not commence until construction is substantially complete and the total estimated lease payments as of June 30, 2022 are $16,875 which are not included in the lease information below as the lease has not commenced. Additionally, we entered into a lease for a new building in Littleton, CO containing approximately 50,000 rentable square feet to be constructed and funded by the lessor up to a certain amount. The lease term is for ten years upon commencement which is when construction is substantially complete. The total estimated lease payments at June 30, 2022 are $14,233 which are not included in the lease information below as the lease has not yet commenced.

Components of lease cost (income) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$2,386	$2,669	$4,573	$5,182
Finance lease cost - amortization expense	153	156	312	306
Finance lease cost - interest expense	49	62	102	125
Short-term lease cost	268	37	431	91
Variable lease cost	579	704	1,117	984
Sublease income	(63)	(156)	(127)	(313)
Total	$3,372	$3,472	$6,408	$6,375

Balance sheet classifications at June 30, 2022 and December 31, 2021 are summarized below:

	June 30, 2022			December 31, 2021
(in thousands)	Right of use assets	Current right of use liabilities	Long-term right of use liabilities	Right of use assets	Current right of use liabilities	Long-term right of use liabilities
Operating Leases	$42,459	$7,826	$42,610	$42,502	$7,711	$43,359
Finance Leases	3,373	639	3,529	3,854	633	4,061
Total	$45,832	$8,465	$46,139	$46,356	$8,344	$47,420

Our future minimum lease payments as of June 30, 2022 under operating lease and finance leases, with initial or remaining lease terms in excess of one year, are as follows:

	June 30, 2022
(in thousands)	Operating Leases	Finance Leases
Remainder of 2022	$5,295	$399
2023	$9,995	$775
2024	$8,403	$729
2025	$6,483	$680
2026	$5,797	$603
Thereafter	$26,999	$1,605
Total lease payments	$62,972	$4,791
Less: imputed interest	$(12,536)	$(623)
Present value of lease liabilities	$50,436	$4,168

Supplemental cash flow information related to our leases for the six months ending June 30, 2022 and June 30, 2021 were as follows:

(in thousands)	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow from operating leases	$5,075	$5,521
Operating cash outflow from finance leases	102	125
Financing cash outflow from finance leases	$324	$329
Weighted-average remaining lease terms and discount rate for our leases as of June 30, 2022, were as follows:

	June 30, 2022
	Operating	Financing
Weighted-average remaining lease term (in years)	8.3	6.8
Weighted-average discount rate	5.55%	4.56%

(6) Inventories

Components of inventories at June 30, 2022 and December 31, 2021 are summarized as follows:

(in thousands)	June 30, 2022	December 31, 2021
Raw materials	$32,985	$23,530
Work in process	7,997	5,173
Finished goods and parts	65,019	64,184
Inventories	$106,001	$92,887
We record a reserve to the carrying value of our inventory to reflect the rapid technological change in our industry that impacts the market for our products. The inventory reserve was $16,041 and $16,509 as of June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, our obligation to repurchase inventory, included in accrued and other liabilities on our condensed consolidated balance sheets, was $1,482, relating to the sale of inventory to an assembly manufacturer and we had a commitment of $5,775 with the assembling manufacturer to purchase certain materials and supplies they acquired from third parties. At June 30, 2022, inventory held at assemblers was $2,768. Additionally, $764 and $502 of inventory was transferred to property and equipment during the quarters ended June 30, 2022 and 2021, respectively.

In the second quarter of 2022 we notified one of our contract manufacturers of our intent to terminate the manufacturing services arrangement and in-source the assembly and production process. The exit agreement was finalized in July 2022 and includes a $1,670 exit fee accrued in the second quarter of 2022 and the commitment to purchase $23,913 of inventory from the assembly manufacturer and $369 of fixed assets. Part of the inventory purchased was prepaid during previous quarters for $8,892 which resulted in a net payment of $17,060 in July 2022.

(7) Goodwill and Intangible Assets

The following table summarizes the activity in goodwill:

	Six Months Ended June 30, 2022
	Healthcare			Industrial			Consolidated
(in thousands)	Gross Goodwill	Impairments	Net Goodwill	Gross Goodwill	Impairments	Net Goodwill	Gross Goodwill	Impairments	Net Goodwill

Balance at beginning of year	$121,970	$(32,055)	$89,915	$298,002	$(42,329)	$255,673	$419,972	$(74,384)	$345,588
Acquisitions	25,065	—	25,065	22,357	—	22,357	47,422	—	47,422
Foreign currency translation adjustments	(4,531)	—	(4,531)	(5,981)	—	(5,981)	(10,512)	—	(10,512)
Total goodwill	$142,504	$(32,055)	$110,449	$314,378	$(42,329)	$272,049	$456,882	$(74,384)	$382,498

	December 31, 2021
	Healthcare			Industrial			Consolidated
(in thousands)	Gross Goodwill	Impairments	Net Goodwill	Gross Goodwill	Impairments	Net Goodwill	Gross Goodwill	Impairments	Net Goodwill

Balance at beginning of year	$101,767	$(32,055)	$69,712	$134,382	$(42,329)	$92,053	$236,149	$(74,384)	$161,765
Acquisitions	39,182	—	39,182	170,033	—	170,033	209,215	—	209,215
Dispositions	(15,598)	—	(15,598)	(3,873)	—	(3,873)	(19,471)	—	(19,471)
Adjustments	(900)	—	(900)	900	—	900	—	—	—
Foreign currency translation adjustments	(2,481)	—	(2,481)	(3,440)	—	(3,440)	(5,921)	—	(5,921)
Total goodwill	$121,970	$(32,055)	$89,915	$298,002	$(42,329)	$255,673	$419,972	$(74,384)	$345,588

Intangible assets, net, other than goodwill, at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022			December 31, 2021
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Customer relationships	$49,886	$(45,145)	$4,741	$53,062	$(45,613)	$7,449	2.3
Acquired technology	36,290	(6,301)	29,989	17,518	(5,430)	12,088	6.5
Trade names	31,227	(11,020)	20,207	20,448	(10,438)	10,010	11.1
Patent costs	20,836	(11,600)	9,236	21,852	(11,812)	10,040	11.0
Trade secrets	19,585	(19,130)	455	19,924	(18,971)	953	0.6
Acquired patents	16,202	(15,945)	257	16,257	(15,945)	312	6.4
Other	13,031	(7,911)	5,120	12,982	(7,999)	4,983	3.9
Total intangible assets	$187,057	$(117,052)	$70,005	$162,043	$(116,208)	$45,835	7.6

Amortization expense related to intangible assets was $3,302 and $5,980 for the three and six months ended June 30, 2022, respectively, compared to $2,502 and $4,929 for the three and six months ended June 30, 2021, respectively.

(8) Accrued and Other Liabilities

Accrued liabilities at June 30, 2022 and December 31, 2021 are summarized as follows:

(in thousands)	June 30, 2022	December 31, 2021
Compensation and benefits	$18,749	$39,846
Accrued taxes	9,112	19,836
Vendor accruals	10,752	9,045
Legal contingencies and exit cost accruals	10,070	—
Product warranty liability	3,611	3,585
Accrued professional fees	1,989	2,263
Accrued other	566	2,419
Total	$54,849	$76,994

Other long-term liabilities at June 30, 2022 and December 31, 2021 are summarized as follows:

(in thousands)	June 30, 2022	December 31, 2021
Long-term employee indemnity	$4,780	$5,237
Long-term tax liability	5,946	6,099
Defined benefit pension obligation	8,171	8,911
Long-term deferred revenue	7,235	10,244
Other long-term liabilities	9,719	1,763
Total	$35,851	$32,254

(9) Borrowings

Convertible Notes

On November 16, 2021 the Company issued $460,000 in aggregate principal amount of its 0% Convertible Senior Notes due November 15, 2026 (the “Notes”) pursuant to an Indenture, dated November 16, 2021 (the “Indenture”), between the Company and The Bank of New York Mellon, N.A., as trustee. The net proceeds from the offering of the Notes were $446,549 after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company in the amount of $13,481 for which $11,826 is unamortized at June 30, 2022. The annual effective interest rate of the Notes is 0.594% when including purchasers' discounts and commissions and offering expenses incurred by the Company. The Notes are senior, unsecured obligations of the Company, will not bear regular interest and the principal amount of the Notes will not accrete. The Notes will mature on November 15, 2026, unless earlier redeemed, repurchased or converted in accordance with the terms of the Notes. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 15, 2026, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2022 (and only during such quarter), if the last reported sale price of the Company’s common stock, par value $0.001 per share (the “Common Stock”), is greater than or equal to 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Common Stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (4) upon the occurrence of specified corporate events, including a Fundamental Change (as defined in the Indenture), or distributions of the Common Stock. On or after August 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of the Common Stock, or a combination of cash and shares of the Common Stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Notes being converted. The Notes have an initial conversion rate of 27.8364 shares of Common Stock per $1 principal amount of Notes (which is subject to adjustment in certain circumstances). This is equivalent to an initial conversion price of approximately $35.92 per share. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the Indenture. Holders of the Notes have the right to require the Company to repurchase for cash all or a portion of their Notes at 100% of their principal amount, plus any accrued and unpaid special interest, upon the occurrence of a Fundamental Change. The Company is also required to increase the conversion rate for holders who convert their Notes in connection with a Fundamental Change or convert their Notes that are called for redemption, as the case may be, prior to the maturity date. The Company may not redeem the Notes prior to November 20, 2024. The Notes are redeemable, in whole or in part, for cash at the Company’s option at any time, and from time to time, on or after November 20, 2024 and before the 41st scheduled trading day immediately preceding the maturity date, but only if the last reported sale price per share of the Common Stock has been at least 130% of the conversion price then in effect for a specified period of time. The Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes; rank equal in right of payment to any of the Company’s future unsecured indebtedness that is not so subordinated; be effectively subordinated in right of payment to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company. The Indenture also contains covenants, events of default and other provisions which are customary for offerings of convertible notes. We are in compliance with all covenants. At June 30, 2022 the fair value of the Notes is $325,657. This is based on the quoted market price where the volume of activity is limited and not active and thus this is deemed a Level 2 fair value measurement.

The Company incurred $666 and $1,331 of debt issuance cost accretion for the three and six months ended June 30, 2022. Debt issuance cost accretion of $1,335, $2,682, $2,698, $2,714 and $2,396 are expected to be incurred in the remaining six months of 2022 and in 2023, 2024, 2025 and 2026, respectively.

Credit Facility

We had a 5-year $100,000 senior secured revolving credit facility (the “Senior Credit Facility”) to support working capital and general corporate purposes. The Senior Credit Facility also included a 5-year $100,000 senior secured term loan facility (the “Term Facility”) that was fully repaid and terminated in the first quarter of 2021. Effective August 24, 2021, we terminated the 5-year $100,000 Senior Credit Facility. The Senior Credit Facility contained customary covenants, some of which required us to maintain certain financial ratios, that determined the amounts available and terms of borrowings and events of default. We were in compliance with all covenants through the date of termination.

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

For the six months ended June 30, 2022, and 2021, the cash interest paid was $102 and $1058, respectively.

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

On January 4, 2021, in connection with the repayment and termination of the Term Facility, we terminated the interest rate swap agreement and recorded a $721 expense for the six months ended June 30, 2021.

There were no derivatives designated as hedging instruments on our balance sheet at June 30, 2022 or December 31, 2021.

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

We had $47,500 and $43,000 in notional foreign exchange contracts outstanding as of June 30, 2022 and December 31, 2021, respectively. The fair values of these contracts were not material.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator for basic and diluted net income (loss) per share:
Net income (loss) attributable to 3D Systems Corporation	$(32,961)	$(9,632)	$(59,760)	$35,596

Denominator for net income (loss) per share:
Weighted average shares - basic	127,703	122,147	127,218	121,931
Dilutive effect of shares issuable under stock based compensation and other plans(1)	—	—	—	3,138
Weighted average shares - diluted	127,703	122,147	127,218	125,069
Anti-dilutive shares of stock based compensation awards which are excluded from the dilutive shares above(2)	496	2,816	1,066	3,138

Net income (loss) per share - basic	$(0.26)	$(0.08)	$(0.47)	$0.29
Net income (loss) per share - diluted	$(0.26)	$(0.08)	$(0.47)	$0.28

(1) The dilutive impact of share awards for the three and six months ended June 30, 2022 and the three months ended June 30, 2021 are deemed anti-dilutive because we had a net loss for these periods.
(2) Excludes the impact of shares contingently issuable upon the achievement of certain milestones in the Volumetric acquisition as discussed in Note 2. Additionally, it excludes 5,213 and 4,439 shares for the three and six months ended June 30, 2022, respectively, and 2,207 and 1,886 shares for the three and six months ended June 30, 2021, respectively, which are deemed fully or partially repurchased based on the calculation which requires certain assumptions regarding the assumed proceeds that will hypothetically repurchase unvested restricted shares and outstanding stock options.

On November 16, 2021, the Company issued $460,000 in aggregate principal amount of its 0% Convertible Senior Notes due November 15, 2026 as discussed in Note 9. The Notes’ impact to diluted shares will be calculated using the if-converted method as prescribed in ASU 2020-06. The Notes will increase the diluted share count when the average share price over a quarterly or annual reporting period is greater than $35.92, the conversion price of the Notes. For the three and six months ended June 30, 2022, the Notes were anti-dilutive on a stand-alone basis because the average share price during those periods did not exceed the conversion price and because we had a net loss for the three and six months ended June 30, 2022.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement As of June 30, 2022
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities	Other Assets
Money market funds	Level 1	$123,437	$—	$123,437	$123,437	$—	$—
Certificates of Deposit	Level 2	2,609	(4)	2,605	—	2,605	—
Commercial paper	Level 2	31,265	—	31,265	5,136	26,129	—
Short-Term Bond Mutual Fund	Level 2	100,242	(601)	99,641	—	99,641	—
Corporate bonds(1)	Level 2	214,428	(3,418)	211,010	—	211,011	—
Israeli severance funds	Level 2	—	—	—	—	—	1,840
Total		$471,981	$(4,023)	$467,958	$128,573	$339,386	$1,840

(1) Includes $1,871 and $1,863 of cost basis and fair market value respectively, with a weighted average maturity of 1.3 years.

We did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the six months ended June 30, 2022.

Additionally, as discussed in Note 2, the Enhatch warrants are measured at fair value on a recurring basis and are considered Level 3 in the fair value hierarchy. The value at June 30, 2022 was $330 and there was no change from the investment date fair value. The balance is recorded in other non-current assets. The fair value of the warrant was determined via a valuation as of the investment date and on June 30, 2022 using a Monte Carlo simulation which included, but are not limited to, a number of assumptions such as financial projections, equity and revenue volatility, risk free rates, comparable company financial metrics, correlations, risk factors and rates of returns.

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

In addition to the assets and liabilities included in the above table, certain of our assets and liabilities are measured at fair value on a non-recurring basis. This includes goodwill and other intangible assets which are measured at fair value at acquisition and adjusted to fair value only if their fair value falls below the initial fair value. For further discussion on the valuation techniques and inputs used in the fair value measurement of goodwill and other intangible assets, see Notes 1, 2 and 7. Additionally, the Enhatch convertible preferred stock investment and the related call option are measured at fair value on a non-recurring basis for which a fair value adjustment will be made if there are any impairments or observable and orderly transactions undertaken by Enhatch which provides evidence/support of a price change.

(13) Income Taxes

We maintain the exception under ASC 740-270-30-36(b), “Accounting for Income Taxes,” for jurisdictions that do not have reliable estimates of ordinary income. Based on volatility in the industry, we have continued to use a year-to-date methodology in determining the effective tax rate for the three and six months ended June 30, 2022.

For the three and six months ended June 30, 2022, the Company’s effective tax rate was (4.1)% and (4.5)%, respectively. For three and six months ended June 30, 2021, the Company’s effective tax rate was 7.2% and (34.2)%, respectively. The difference between the statutory tax rate and the effective tax rate for the three and six months ended June 30, 2022, is primarily driven by a full valuation allowance in various jurisdictions and return to provision adjustments. The difference between the statutory tax rate and the effective tax rate for the three and six months ended June 30, 2021, is primarily driven by the reduction of a liability for uncertain tax positions and the presence of a full valuation allowance in various jurisdictions.

(14) Commitments and Contingencies

We lease certain of our facilities and equipment under non-cancelable operating and finance leases. See Note 5.

We have an inventory purchase commitment with an assembling manufacturer related to normal operations through June 30, 2022, as well as related to the termination of the agreement. See Note 6 for information regarding the commitments of the recurring inventory purchases and the agreement termination.

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

Although we cannot predict the ultimate resolution of these matters, we have incurred and expect to continue to incur significant legal costs and other expenses in connection with responding to the U.S. government agencies. Based on the progress of this matter, at June 30, 2022 we recorded an estimate of costs we expect to incur to resolve these matters which is included below.

Shareholder Suits

The Company and certain of its current and former executive officers have been named as defendants in a consolidated putative stockholder class action lawsuit pending in the United States District Court for the Eastern District of New York. The action is styled In re 3D Systems Securities Litigation, No. 1:21-cv-01920-NGG-TAM (E.D.N.Y.) (the “Securities Class Action”). On July 14, 2021, the Court appointed a Lead Plaintiff for the putative class and approved his choice of Lead Counsel. Lead Plaintiff filed his Consolidated Amended Complaint (the “Amended Complaint”) on September 13, 2021, alleging that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the current and former executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. The Amended Complaint was filed on behalf of stockholders who purchased shares of the Company’s common stock between May 6, 2020 and March 5, 2021, and seeks monetary damages on behalf of the purported class. Defendants moved to dismiss the Amended Complaint on February 15, 2022, the motion was fully briefed in May 2022 and is currently pending. On April 15, 2022, the Company was informed the SEC is conducting a formal investigation of the Company related to, among other things, the allegations in the Securities Class Action and the Company received a subpoena from the SEC for the production of documents and information related to its investigation as a follow on to a previous voluntary request for documents. The Company is cooperating with the SEC.

The Company has been named as a nominal defendant and certain of its current and former executive officers and directors have been named as defendants in derivative lawsuits pending in the United States District Court for the Eastern District of New York, the South Carolina Court of Common Pleas for the 16th Circuit, York County, and the Supreme Court of the State of New York, Kings County. The actions are styled Nguyen v. Joshi, et al., No. 21-cv-03389-NGG-TAM (E.D.N.Y.) (the “Nguyen Action”), Lesar v. Graves, et al., No. 2021CP4602308 (S.C., Ct. of Common Pleas for the 16th Judicial Cir., Cty. of York) (the “Lesar Action”), Scanlon v. Graves, et al., No. 2021CP4602312 (S.C., Ct. of Common Pleas for the 16th Judicial Cir., Cty. of York) (the “Scanlon Action”), Bohus v. Joshi, et al., No. 22-cv-2203-CBA-RML (E.D.N.Y.) (the “Bohus Action”) and Fernicola v. Clinton, et al., No. 512613/2022 (N.Y., Kings County Supreme Court) (the "Fernicola Action"). The Complaints in the Nguyen and Bohuhs Actions, which were filed on June 15, 2021 and April 18, 2022, respectively, assert breach of fiduciary duty claims against all defendants and claims for contribution under the federal securities laws against certain of the defendants. The Complaints in the Lesar Action and the Scanlon Action, which were filed on July 26, 2021, assert breach of fiduciary duty and unjust enrichment claims against defendants. The Complaint in the Fernicola Action was filed on May 2, 2022 and asserts claims for breach of fiduciary duty and waste of corporate assets against the director defendants. On August 27, 2021, the Nguyen Action was stayed until 30 days after the earlier of: (i) the close of discovery in the Securities Class Action, or (ii) the deadline for appealing a dismissal of the Securities Class Action with prejudice. On October 26, 2021, the Lesar Action and the Scanlon Action were consolidated into a single stockholder derivative action, styled as In Re 3D Systems Corp. Shareholder Derivative Litigation, No. 2021CP4602308 (S.C., Ct. of Common Pleas for the 16th Judicial Cir., Cty. Of York) (the “South Carolina Derivative Action”). On March 3, 2022, the South Carolina Derivative Action was stayed until 30 days after the earlier of: (i) the close of discovery in the Securities Class Action, or (ii) the deadline for appealing a dismissal of the Securities Class Action with prejudice. On June 16, 2022, the Bohus Action was consolidated with the Nguyen Action (the "E.D.N.Y. Derivative Action"). The E.D.N.Y. Derivative Action is stayed until 30 days after the earlier of: (i) the close of discovery in the Securities Class Action, or (ii) the deadline for appealing a dismissal of the Securities Class Action with prejudice. Defendants' deadline to move, answer, or otherwise respond to the complaint in the Fernicola Action, is August 15, 2022.

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

In connection with the foregoing matters, we are estimating our expected costs at $8,400 as of June 30, 2022.

(15) Restructuring and Exit Activity Costs

In June 2022, we notified one of our contract manufacturers of our intention to terminate the manufacturing services agreement and in-source the printer assembly and production in July 2022. In connection with the termination, we incurred a $1,670 exit fee which was accrued as of June 30, 2022 and paid in July 2022. The expense was recorded in selling, general and administrative as part of general corporate expenses. Additionally, we have a commitment to purchase $23,913 of inventory and $369 of fixed assets from the contract manufacturer which was paid in July of 2022. Part of the inventory purchased was prepaid during previous quarters for $8,892 which resulted in a net cash payment of $17,060 in July 2022.

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

(in thousands)	Costs Incurred during 2020	Costs Incurred during the six months ended June 30, 2021	Total Costs Incurred Through June 30, 2021
Severance, termination benefits and other employee costs	$12,914	$660	$13,574
Facility closing costs	6,470	640	7,110
Other costs	668	(179)	489
Total	$20,052	$1,121	$21,173

The liabilities at June 30, 2021 related to these costs were principally recorded in accrued expenses in the condensed consolidated balance sheets and were as follows:

(in thousands)	Balance at December 31, 2020	Costs Incurred during the six months ended June 30, 2021	Cost paid during 2021	Non-cash adjustments	Liability at June 30, 2021
Severance, termination benefits and other employee costs	$7,173	$660	$(7,768)	$—	$65
Facility closing costs	—	640	(640)	—	—
Other costs	—	(179)	—	611	432
Total	$7,173	$1,121	$(8,408)	$611	$497

(16) Stock-Based Compensation

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation expense	$7,403	$19,525	$20,061	$30,576
Tax benefit	$—	$—	$—	$—

Included in the above expenses for the three and six months ended June 30, 2022 is ($2,429) and $1,841, respectively, and $8,520, and $12,413 for the three and six months ended June 30, 2021, respectively, pertaining to annual incentive compensation which is paid in Company shares. Additionally, the above expense for the three and six months ended June 30, 2022 includes $1,990 and $3,980 related to the Volumetric contingent consideration milestones as discussed in Note 2.

During the three and six months ended June 30, 2022, the Company granted 357 and 3,163 shares of restricted stock which had a weighted average grant date fair value of $10.28 per share and $14.35 per share, respectively. The restricted stock awards generally vest ratably over three years, except for those awards granted to settle the accrued incentive compensation liability at December 31, 2021 for which the awards vested immediately.

During the three months ended June 30, 2022, the Company also granted 325 of market based awards whereby the number of shares that ultimately vest are based on the three year performance of the Company's share price as compared to an index. These awards were valued using a Monte Carlo simulation and the grant date fair value is $28.71 per share.

Unrecognized stock-based compensation expense at June 30, 2022 was $71,459 which is expected to be recognized over a weighted average period of 2.6 years.

The following tables summarize information relating to restricted stock vesting:

	Six Months Ended June 30,
(in thousands)	2022	2021
Vesting of restricted stock:
Fair value of shares vested	$45,489	$30,866
Tax benefit realized upon vesting	$—	$—
Number of shares vested	3,028	1,133

(17) Redeemable Noncontrolling interest

In connection with the 93.75% acquisition of Kumovis on April 1, 2022, as discussed in Notes 1 and 2, the Company recorded a redeemable non-controlling interest (RNCI). The RNCI represents noncontrolling shareholders’ interest in Kumovis which is controlled but not wholly owned by 3D Systems and for which 3D Systems obligation to redeem the minority shareholders’ interest is governed by a put/call relationship. Subsequent to the initial measurement at fair value, which is currently in process as part of business combination accounting, the RNCI is recorded at the greater of its redemption value or its’ carrying value at the end of each reporting period. If the RNCI is carried at its redemption value, the difference between the redemption value and the carrying value would be adjusted at the end of each reporting period through additional paid in capital. The Company will also perform a quarterly assessment to determine if the aforementioned redemption value exceeds the fair value of the RNCI. If the redemption value of the RNCI exceeds its fair value, the excess will reduce the net income attributable to 3D Systems shareholders.

The following table shows changes in the RNCI related to the acquisition of Kumovis:

	Six Months Ended June 30,
(in thousands)	2022	2021
Balance at January 1, 2022	$—	$—
Fair value at the date of acquisition (1)	2,418	—
Net Loss	(37)	—
Translation Adjustments	(232)	—
Balance at June 30, 2022	$2,149	$—
(1) Fair value as the date of acquisition is an estimate. The fair value of the RNCI is currently being determined as part of the business combination accounting

(18) Subsequent Events

In the second quarter of 2022 we notified our contract assembly manufacturer of our intent to terminate the manufacturing services arrangement and in-source the assembly and production process. The exit agreement was finalized in July 2022 and includes a $1,670 exit fee accrued in the second quarter of 2022, and the commitment to purchase $23,913 of inventory and $369 of fixed assets from the assembly manufacturer. Part of the inventory purchased was prepaid during previous quarters for $8,892 which resulted in a net cash payment of $17,060 in July 2022.

On August 8, 2022, we announced that we entered an agreement to acquire dp polar GmbH (dp polar), a German-based designer and manufacturer of the industry’s first additive manufacturing system designed for true high-speed mass production of customized components for €30,000 of which €20,000 will be paid in cash and the remainder will paid via the issuance of the Company’s common stock. Central to dp polar’s patented continuous printing process is a large-scale, segmented, rotating print platform that eliminates the start/stop operations of virtually all additive manufacturing platforms. With dp polar’s technology and patented polar coordinate control, the print heads remain stationary above the rotating platform, providing a continuous print process. We expect to close the acquisition in the fourth quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1, (the “Financial Statements”) and Part I, Item 1A of this Quarterly Report on Form 10-Q (“Form 10-Q”). Also, we are subject to a number of risks and uncertainties that may affect our future performance that are discussed in greater detail under the heading "Forward Looking Statements" below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K") under the heading "Risk Factor" and below in Part II, Item 1A in this Form 10-Q.

Business Overview

3D Systems Corporation (“3D Systems” or the “Company” or “we,” "our" or “us”) markets our products and services through subsidiaries in North America and South America (collectively referred to as “Americas”), Europe and the Middle East (collectively referred to as “EMEA”) and the Asia Pacific and Oceania region (collectively referred to as “APAC”). We provide comprehensive 3D printing and digital manufacturing solutions, including 3D printers for plastics and metals, materials, software, and digital design tools. Our solutions support advanced applications in two key industry verticals: Healthcare (which includes dental, medical devices, personalized health services and regenerative medicine) and Industrial (which includes aerospace, defense, transportation and general manufacturing). We have over 35 years of experience and expertise which have proven vital to our development of an ecosystem and end-to-end digital workflow solutions which enable customers to optimize product designs, transform workflows, bring innovative products to market and drive new business models.

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

In conjunction with our four-phased plan, we completed our initial restructuring efforts in the second quarter of 2021. Cost reduction efforts included reducing the number of facilities and examining every aspect of our manufacturing and operating costs. However, given the current macroeconomic challenges, we will continue to look for ways to manage costs. In the second quarter of 2022, we notified one of our printer assembly outsourcing partners of our intent to terminate the manufacturing services arrangement and in-source our printer assembly and production process, as we believe this is an opportunity to improve customer delivery and reduce costs. We completed the in-sourcing in July of 2022.

Divestitures (see Note 2 of the Financial Statements for further details)

In conjunction with our four-phased plan, we divested parts of our business that did not align with our strategic focus on additive manufacturing. The divestitures were completed in 2021, with net proceeds totaling $421.5 million. In January 2021, we sold Cimatron Ltd., which operated our Cimatron integrated CAD/CAM software for the tooling business and its GibbsCAM CNC programming software business, in August 2021 we sold our Simbionix line of surgical simulators for and in September 2021 we sold our On Demand Manufacturing ("ODM"). These divestitures represent the completion of our planned divestitures of non-core assets as part of the strategic plan noted above.

Acquisitions (See Note 2 of the Financial Statements for Further Details)

The last phase of the plan was to invest in growth. Once the restructuring phase and the divestitures of non-core assets were complete, the company made several acquisitions and investments.

On April 1, 2022, we completed the acquisition of 93.75% of Kumovis GmbH ("Kumovis") for an all-cash purchase price of $37.7 million, before customary closing adjustments. The payment of $3.6 million is deferred for up to fifteen months from the closing date. Kumovis, which is part of the Healthcare segment, utilizes polyether ether keton or “PEEK” materials, which has properties that lend it to many medical applications, including many implant applications, that fit into our personalized healthcare operations. The impact of the acquisition is not expected to have a near-term material impact to the Company's financial position, statement of operations or cash flows.

On April 1, 2022, we completed the 100% acquisition of Titan Additive LLC ("Titan") for an all-cash purchase price of $39.5 million, before customary closing adjustments. Titan, which is part of Industrial segment, is a pellet-based extrusion platform that addresses customer applications requiring large build volumes, superior performance, and improved productivity at significantly lower cost. We believe the acquisition of Titan will open up new markets in the Industrial segment. The impact of the acquisition is not expected to have a near-term material impact to the Company's financial position, statement of operations or cash flows.

In March 2022, the Saudi Arabian Industrial Investments Company ("Dussur") and we signed an agreement to form a joint venture intended to expand the use of additive manufacturing within the Kingdom of Saudi Arabia and surrounding geographies, including the Middle East and North Africa. The joint venture is to enable the development of Saudi Arabia's domestic additive manufacturing production capabilities, consistent with the Kingdom’s ‘Vision 2030,’ which is focused on diversification of the economy and long-term sustainability. Once the joint venture is formed, 3D Systems will own approximately 49% and is committed to an initial investment of about $6.5 million. Additional future investments are contingent upon achievement of certain milestones by the joint venture. The expected impact on the Company’s financial position, results of operations and cash flows will not be material other than the cash outflow(s) related to the initial and contingent investments.

In March 2022, we made a $10.0 million investment for an approximate 26.6% ownership in Enhatch Inc. ("Enhatch"), the developer of the Intelligent Surgery Ecosystem, and simultaneously entered into a collaboration and supply agreement with Enhatch. We also obtained warrants to purchase additional shares of Enhatch and the right to purchase, in the future, the remaining shares of Enhatch that 3D Systems does not own if certain revenue targets are achieved. Enhatch's Intelligent Surgery Ecosystem provides technologies which streamline and scale the design and delivery of patient-specific medical devices by automating the process. Incorporating these capabilities into 3D Systems’ workflow for patient-specific solutions, which includes advanced software, expert treatment planning services, custom implants and instrumentation design, and industry-leading production processes will help more efficiently meet the growing demand for personalized medical devices. The expected impacts on the Company’s financial position, results of operations and cash flows are not material other than potential future cash used to exercise the warrants or call option.

On December 1, 2021, we acquired Volumetric Biotechnologies, Inc. (“Volumetric”), for $40.2 million. Additional payments of up to $355.0 million are possible upon the attainment of seven non-financial milestones through December 31, 2030 and 2035 and the continued employment of certain key individuals from Volumetric. Volumetric’s mission is to develop the ability to manufacture human organs using bioprinting methods and the underlying technologies required to create these highly complex biological structures. With this acquisition, 3D Systems expanded our capabilities and capacity in 3D printing related to bio-printing and regenerative medicine. Combining 3D Systems' regenerative medicine group with Volumetric’s highly complementary skill sets of biological expertise and cellular engineering is expected to accelerate our core regenerative medicine strategies which include the bio-printing of human organs, additional non-organ applications and bio-printing technologies for research labs. The acquisition’s near-term impact on the Company's financial position, results of operations and cash flows are expected to be dilutive. Volumetric's operating results are reported in the Healthcare segment.

On November 1, 2021, we acquired Oqton, Inc. (“Oqton”), for $187.4 million. Oqton is a software company that creates an intelligent, cloud-based Manufacturing Operating System (MOS) platform tailored for flexible production environments that increasingly utilize a range of advanced manufacturing and automation technologies, including additive manufacturing solutions, in their production workflows. The cloud-based solution leverages the Industrial Internet of Things, artificial intelligence, and machine learning technologies to deliver a solution for customers to automate their digital manufacturing workflows, scale their operations and enhance their competitive position. The Oqton acquisition will allow the Company to expand its existing additive manufacturing software suite to the entire additive industry. Oqton's operating results are reported in the Industrial segment and the acquisition’s near term impact on the Company’s financial position, results of operations and cash flows are expected to be dilutive.

In May 2021, we purchased Allevi, Inc. to expand regenerative medicine initiatives into medical and pharmaceutical research and development laboratories. Additionally, in June 2021, we closed the acquisition of a German software firm, Additive Works GmbH (“Additive”). Additive expands the simulation capabilities for rapid optimization of industrial-scale 3D printing processes. The purchase price for both acquisitions, individually and combined, and the impacts to the Company’s financial position, results of operations and cash flows are not material.

COVID-19 Pandemic and Current Economic Environment

The COVID-19 pandemic continues to impact the global economy, disrupt global supply chains, and create significant volatility in the financial markets. These factors have resulted in inflationary and cost pressures that have significantly increased, and continue to adversely impact, our production and distribution costs, including costs of spare parts and materials, packaging materials, and freight. We are also experiencing pressure on our supply chain due to strained transportation capacity, lack of sufficient labor availability, and manufacturing backlogs. In addition, Russia’s invasion of Ukraine has led to further economic disruption. While we do not operate in Ukraine, the impact of the conflict led to our exit from the Russian market in 2022. Furthermore, the conflict continues to exacerbate inflationary cost pressures and supply chain constraints which are negatively impacting the global economy and our business.

Furthermore, customer demand for our products may be impacted by macroeconomic conditions such as weak economic conditions, including a recession, inflation, stagflation, equity market volatility, supply chain challenges, or other negative economic factors in the U.S. or other nations as well as geopolitical events, such as the Russia-Ukraine war. For example, under these conditions, our customers may delay purchasing decisions or reduce their use of our services. Further, in the event of a recession our suppliers, distributors, and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

Due to the COVID-19 pandemic, our affiliates, employees, suppliers, customers, and others have been and may continue to be restricted or prevented from conducting normal business activities, including shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. We have reopened our offices and resumed business travel, with safety measures in place and in accordance with local guidance.

We remain committed to protecting our employees, delivering for our customers, and supporting our communities.

While the COVID-19 pandemic and other factors impacting the current economic environment continued to impact our reported results, we are unable to predict the longer-term impact that these factors may have on our business, results of operations, financial position or cash flows. The extent to which our operations may be impacted will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the severity or resurgence of a COVID-19 outbreak, actions by government authorities to contain an outbreak or treat its impact, actions by government authorities to address inflationary and cost pressures, and the severity, length, and potential expansion of the conflict in Ukraine. The impacts of these uncertain global economic and geopolitical conditions could result in further supply chain disruptions, including the shortages of critical components, changes in demand for our products and services and continued disruptions to, and volatility in, the financial markets. Events surrounding the global economy, geopolitics, and the COVID-19 pandemic continue to evolve. Although we believe that we will ultimately emerge from these events well positioned for long-term growth, uncertainties remain and, as such, we cannot reasonably estimate the duration or extent of these adverse factors on our business, results of operations, financial position, or cash flows.

Summary of Second Quarter 2022 Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenue:
Products	$103,774	$108,638	$204,325	$202,286
Services	36,271	53,919	68,721	106,387
Total revenue	140,045	162,557	273,046	308,673
Cost of sales:
Products	65,331	62,635	123,803	115,999
Services	21,576	30,917	42,310	59,429
Total cost of sales	86,907	93,552	166,113	175,428
Gross profit	53,138	69,005	106,933	133,245
Operating expenses:
Selling, general and administrative	64,404	61,463	119,819	111,063
Research and development	20,772	17,602	42,384	34,201
Total operating expenses	85,176	79,065	162,203	145,264
Loss from operations	$(32,038)	$(10,060)	$(55,270)	$(12,019)

Total consolidated revenue for the second quarter of 2022 decreased 13.8% compared to the same period last year, driven by divestitures of non-core businesses in both the Healthcare and Industrial segments. Revenues from divested businesses in the second quarter of 2021 were $27.0 million, including $13.1 million in Healthcare and $13.9 million in Industrial. Revenue from Healthcare decreased 13.4% to $71.7 million, and Industrial revenue decreased 14.3% to $68.3 million, both compared to the same period last year. Decreases were due to divestitures, the cessation of sales to Russian customers, as well as the negative impacts of foreign exchange, partly offset by continued solid demand of our Healthcare and Industrial products and services despite the continued challenging macro-economic environment and supply chain disruptions.

Gross profit for the quarter ended June 30, 2022 decreased by 23.0%, or $15.9 million, to $53.1 million, compared to $69.0 million for the quarter ended June 30, 2021. Gross profit margin for the quarters ended June 30, 2022 and June 30, 2021 were 37.9% and 42.4%, respectively. The decrease in gross profit margin was primarily a result of divestitures, cost inflation, supply chain pressures, higher freight costs and an unfavorable product mix.

Operating expenses for the quarter ended June 30, 2022 increased by 7.7%, or $6.1 million, to $85.2 million, compared to $79.1 million for the quarter ended June 30, 2021. Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2022 increased by 4.8%, or $2.9 million, to $64.4 million, compared to $61.5 million for the same period last year. For the quarter ended June 30, 2022, SG&A expenses included $11.0 million of estimated legal and other settlement costs. Research and development (“R&D”) expenses for the quarter ended June 30, 2022 increased by 18.0%, or $3.2 million, to $20.8 million, compared to $17.6 million for the same period last year. The remaining combined SG&A and R&D expense changes reflect spending in targeted areas to support future growth, including corporate infrastructure and expenses from acquired companies, offset by lower incentive compensation expense and the absence of expenses from divested businesses.

Our operating loss for the quarter ended June 30, 2022 was $32.0 million, compared to a $10.1 million loss for the quarter ended June 30, 2021 due to lower gross margins and higher SG&A and R&D expenses as discussed above.

Results of Operations

Background

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

Given the relatively high price of certain 3D printers and a corresponding lengthy selling cycle, as well as relatively low unit volume of the higher-priced printers in any particular period, a shift in the timing and concentration of orders and shipments from one period to another can materially affect reported revenue in any given period.

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

Three months ended June 30, 2022 compared with the three months ended June 30, 2021

The following table set forth our operating results by segment:

	Three Months Ended June 30,
	2022			2021
	Healthcare	Industrial	Consolidated	Healthcare	Industrial	Consolidated
(in thousands)
Revenue	$71,746	$68,299	$140,045	$82,826	$79,731	$162,557
Cost of sales	45,130	41,777	86,907	44,207	49,345	93,552
Gross profit	26,616	26,522	$53,138	38,619	30,386	69,005
Less:
Segment operating expenses	17,747	24,058	41,805	16,366	20,528	36,894
Segment operating income	$8,869	$2,464	11,333	$22,253	$9,858	32,111
General corporate expense, net (a)			43,371			42,171
Operating (loss)			$(32,038)			$(10,060)
(a) - General corporate expense, net includes expenses not specifically attributable to our segments for functions such as human resources, finance, legal, information technology, including salaries, benefits, and other related costs, company wide incentive compensation and stock-compensation.

Revenue

The following table sets forth the change in revenue for the three months ended June 30, 2022 and 2021.

(Dollars in thousands)	Products		Services		Total
Revenue — second quarter 2021	$108,638		$53,919		$162,557
Change in revenue:
Volume	5,996	5.5%	1,708	3.2%	7,704	4.7%
Divestitures	(9,311)	(8.6)%	(17,755)	(32.9)%	(27,066)	(16.7)%
Price/Mix	2,451	2.3%	—	—%	2,451	1.5%
Foreign currency translation	(4,000)	(3.7)%	(1,600)	(3.0)%	(5,600)	(3.4)%
Net change	(4,864)	(4.5)%	(17,647)	(32.7)%	(22,511)	(13.8)%
Revenue — second quarter 2022	$103,774		$36,272		$140,046

Total consolidated revenue for the second quarter of 2022 compared to the same period last year decreased 13.8%, primarily due to divestitures of non-core businesses, the negative impact of foreign exchange and the cessation of sales to Russian customers, partially offset by higher volume from the continued solid demand for our products and services despite challenging macroeconomic and geopolitical conditions.

For the three months ended June 30, 2022 and 2021, products revenue from Healthcare contributed $50.8 million and $57.8 million, respectively, and products revenue from Industrial contributed $53.0 million and $50.8 million, respectively. The decreased products revenue in Healthcare was primarily due to divestitures and the negative impacts of foreign exchange. The increased products revenue in Industrial was primarily due to higher volumes, partially offset by the negative impacts of foreign exchange.

For the three months ended June 30, 2022 and 2021, services revenue from Healthcare contributed $20.9 million and $25.0 million, respectively, and services revenue from Industrial contributed $15.3 million and $28.9 million, respectively. The lower services revenue in both segments was primarily due to divestitures.

For the three months ended June 30, 2022 and 2021, revenue from operations outside the U.S. was 43.6% and 43.9% of total revenue, respectively.

Gross profit and gross profit margins

The following table sets forth gross profit and gross profit margins for the three months ended June 30, 2022, and 2021.

	Three Months Ended June 30,
	2022		2021
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Products	$38,443	37.0%	$46,003	42.3%
Services	14,695	40.5%	23,002	42.7%
Total	$53,138	37.9%	$69,005	42.4%

For the three months ended June 30, 2022, as compared to the same period last year, the decrease in consolidated, product and services gross profit and gross profit margin was predominantly due to product mix changes from divestitures and inflationary pressures. Healthcare gross profit decreased $12.0 million compared to the prior year comparable period and gross profit margin of 37.1% in 2022 decreased from 46.6% in the same period in 2021. The year over year decrease in Healthcare gross profit margin was due to product mix changes primarily due to divestitures and inflationary pressures, particularly freight and component costs. Industrial gross profit decreased $3.9 million compared to the prior year comparable period and gross profit margin of 38.8% in 2022 increased from 38.1% in the prior year comparable period. The year over year increase in gross profit margin was primarily due to product mix changes, partly offset by inflationary pressures, particularly in freight and component costs.

Operating expenses

The following table sets forth the components of consolidated operating expenses, for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022		2021
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue
Selling, general and administrative expenses	$64,404	46.0%	$61,463	37.8%
Research and development expenses	20,772	14.8%	17,602	10.8%
Total operating expenses	$85,176	60.8%	$79,065	48.6%

For the three months ended June 30, 2022, as compared to the same period last year, SG&A expenses increased due to $11 million of expenses for estimated costs from legal contingencies and other settlements, expenses from acquired companies, $4.0 million of Volumetric contingent consideration expense, and an increase in merger and acquisition expenses, partially offset by lower incentive compensation and the absence of expenses from divested businesses.

For the three months ended June 30, 2022, as compared to the same period last year, R&D expenses increased due to continued investments in growth initiatives and expenses from acquisitions, partly offset by the absence of expenses from divested businesses.

Six months ended June 30, 2022 compared with the six months ended June 30, 2021

The following table set forth our operating results by segment:

	Six Months Ended June 30,
	2022			2021
	Healthcare	Industrial	Consolidated	Healthcare	Industrial	Consolidated
(in thousands)
Revenue	$136,091	$136,955	$273,046	$155,347	$153,326	$308,673
Cost of sales	84,762	81,351	166,113	82,865	92,563	175,428
Gross profit	51,329	55,604	$106,933	72,482	60,763	133,245
Less:
Segment operating expenses	34,757	46,854	81,611	30,436	38,283	68,719
Segment operating income	$16,572	$8,750	25,322	$42,046	$22,480	64,526
General corporate expense, net (a)			80,592			76,545
Operating (loss)			$(55,270)			$(12,019)
(a) - General corporate expense, net includes expenses not specifically attributable to our segments for functions such as human resources, finance, legal, information technology, including salaries, benefits, and other related costs, company wide incentive compensation and stock-compensation.

Revenue

The following table sets forth the change in revenue for the six months ended June 30, 2022 and 2021.

(Dollars in thousands)	Products		Services		Total
Revenue — six months 2021	$202,286		$106,387		$308,673
Change in revenue:
Volume	28,237	14.0%	(410)	(0.4)%	27,827	9.0%
Divestitures	(17,611)	(8.7)%	(34,658)	(32.6)%	(52,269)	(16.9)%
Price/Mix	(1,829)	(0.9)%	—	—%	(1,829)	(0.6)%
Foreign currency translation	(6,758)	(3.3)%	(2,597)	(2.4)%	(9,355)	(3.0)%
Net change	2,039	1.0%	(37,665)	(35.4)%	(35,626)	(11.5)%
Revenue — six months 2022	$204,325		$68,722		$273,047

Total consolidated revenue for the six months ended June 30, 2022 compared to the same period last year decreased 11.5%, primarily due to divestitures of non-core businesses in both the Healthcare and Industrial segments, the negative impacts of foreign exchange and the exit from Russia, partially offset by higher volume from the continued solid demand for our products despite challenging macroeconomic and geopolitical conditions.

For the six months ended June 30, 2022 and 2021, products revenue from Healthcare contributed $98.0 million and $107.4 million, respectively, and products revenue from Industrial contributed $106.3 million and $94.9 million, respectively. The decreased products revenue in Healthcare was primarily due to divestitures. The increase in Industrial products revenue was primarily due to higher volumes, partially offset by the negative impact of foreign exchange.

For the six months ended June 30, 2022 and 2021, services revenue from Healthcare contributed $38.0 million and $47.9 million, respectively, and services revenue from Industrial contributed $30.7 million and $58.5 million, respectively. The lower services revenue in both segments was primarily due to divestitures.

For the six months ended June 30, 2022 and 2021, revenue from operations outside the U.S. was 44.1% and 43.8% of total revenue, respectively.

Gross profit and gross profit margins

The following table sets forth gross profit and gross profit margins for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022		2021
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Products	$80,522	39.4%	$86,287	42.7%
Services	26,411	38.4%	46,958	44.1%
Total	$106,933	39.2%	$133,245	43.2%

For the six months ended June 30, 2022, as compared to the same period last year, the decrease in consolidated, product and services gross profit and gross profit margin percentage was predominantly due to product mix changes, divestitures and inflationary pressures. Healthcare gross profit decreased $21.2 million compared to the prior year comparable period and gross profit margin of 37.7% in the six months ended June 30, 2022, decreased from 46.7% in the same period of 2021. The year over year decrease in Healthcare gross profit margin was due to product mix changes primarily due to divestitures and inflationary pressures, particularly freight and component costs. Industrial gross profit decreased $5.2 million compared to the prior year comparable period and gross profit margin of 40.6% in the six months ended June 30, 2022 increased from 39.6% in the same period of 2021. The year over year increase in gross profit margin was primarily due to product mix changes, partly offset by inflationary pressures, particularly in freight and component costs.

Operating expenses

The following table sets forth the components of consolidated operating expenses for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022		2021		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$119,819	43.9%	$111,063	36.0%	$8,756	7.9%
Research and development expenses	42,384	15.5%	34,201	11.1%	8,183	23.9%
Total operating expenses	$162,203	59.4%	$145,264	47.1%	$16,939	11.7%

For the six months ended June 30, 2022, as compared to the same period last year, SG&A expenses increased due to $11 million of expenses for estimated costs from legal contingencies and other settlements, expenses from acquired companies, $8.0 million of Volumetric contingent consideration expense and an increase in merger and acquisition expenses, partially offset by lower incentive compensation and the absence of expenses from divested businesses.

For the six months ended June 30, 2022, as compared to the same period last year, R&D expenses increased due to continued investments in growth initiatives and expenses from acquisitions, partly offset by the absence of expenses from divested businesses.

Three and six months ended June 30, 2022 compared with three and six months ended June 30, 2021

Loss from operations

The following table sets forth loss from operations for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Loss from operations:	$(32,038)	$(10,060)	$(21,978)	218.5%	$(55,270)	$(12,019)	$(43,251)	359.9%

The increase in loss from operations for the three and six months ended June 30, 2022, as compared to the same prior year periods, was primarily driven by lower revenue, lower gross profit and higher operating expenses.

See “Revenue,” “Gross profit and gross profit margins” and “Operating expenses” above.

Interest and other income (expense), net

The following table sets forth the components of interest and other income (expense), net, for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	2022	2021	$
Foreign exchange (loss) gain	$(1,211)	$(72)	$(1,139)	$(3,429)	$2,057	$(5,486)
Interest income (expense), net	1,825	(211)	2,036	1,990	(1,249)	3,239
Other income (expense), net	(285)	(33)	(252)	(515)	37,729	(38,244)
Total interest and other income (expense), net	$329	$(316)	$645	$(1,954)	$38,537	$(40,491)

Foreign exchange (loss) gain, net, for the three and six months ended June 30, 2022, as compared to the prior year periods, reported a loss due to the strengthening of the U.S. Dollar relative to the Euro, British Pound and other currencies which negatively impacted non-U.S. Dollar denominated assets held by U.S. Dollar functional currency entities and U.S. Dollar liabilities held by non-U.S. Dollar functional currency entities.

The Company earned $1.8 million of net interest income for the three months ended June 30, 2022, and $2.0 million of net interest for the six months ended June 30, 2022, due to significantly higher cash and short-term investments in the first half of 2022 compared to the first half of 2021 due to the proceeds from the 2021 divestitures and convertible debt issuance, partly offset by non-cash interest expense related to the convertible notes. This compares to the three and six months ended June 30, 2021 when the Company had significantly less in cash and short-term investments and there was a $0.7 million loss on the termination of an interest rate swap in connection with the payoff of the outstanding term loan in the first quarter of 2021.
Other income (expense), net for the six months ended June 30, 2022, was a loss of $0.5 million compared to a gain of $37.7 million in the comparable 2021 period primarily due to the gain on sale of Cimatron.

Net income (loss)

The following table sets forth the primary components of net income (loss) for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
(Dollars in thousands, except per share amounts)	2022	2021	Change
Loss from operations	$(32,038)	$(10,060)	$(21,978)
Other non-operating items:
Interest and other income (expense), net	329	(316)	645
(Provision) benefit for income taxes	(1,289)	744	(2,033)
Net (loss) income	$(32,998)	$(9,632)	$(23,366)
Less: net (loss) attributable to redeemable noncontrolling interests	(37)	—	(37)
Net (loss) income attributable to 3D Systems Corporation	$(32,961)	$(9,632)	$(23,329)

Weighted average shares - basic and diluted	127,703	122,147	5,556

Net (loss) income per share - basic and diluted	$(0.26)	$(0.08)	$(0.18)

Net loss attributable to 3D Systems for the three months ended June 30, 2022, was $32,961, as compared to a loss of $9,632 for the comparable period in 2021 due to the previously discussed changes in revenue, gross profit, operating expense and interest and other income/(expense), net.

	Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2022	2021	Change
Loss from operations	$(55,270)	$(12,019)	$(43,251)
Other non-operating items:
Interest and other income (expense), net	(1,954)	38,537	(40,491)
(Provision) benefit for income taxes	(2,573)	9,078	(11,651)
Net (loss) income	$(59,797)	$35,596	$(95,393)
Less: net (loss) attributable to redeemable noncontrolling interests	(37)	—	(37)
Net (loss) income attributable to 3D Systems Corporation	$(59,760)	$35,596	$(95,356)

Weighted average shares - basic	127,218	121,931	5,287
Weighted average shares - diluted	127,218	125,069	2,149

Net (loss) income per share - basic	$(0.47)	$0.29	$(0.76)
Net (loss) income per share - diluted	$(0.47)	$0.28	$(0.75)

Net loss attributable to 3D Systems for the six months ended June 30, 2022, was $59,760, as compared to a loss of $35,596 for the six months ended June 30, 2022 due to the previously discussed changes in revenue, gross profit, operating expense and interest and other income/(expense), net.

Liquidity and Capital Resources

Cash Flow

The Company currently funds its operations, including working capital and capital expenditures, and acquisitions through cash, cash equivalents and short-term investments and financing activities as necessary. We expect that cash, cash equivalents and short-term investments, and other sources of liquidity, such as issuing equity or debt securities, subject to market conditions, will be available and sufficient to meet all foreseeable cash requirements. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended June 30,
	2022	2021	Dollar Change

Cash flow (used in)/provided by operating activities	$(38,211)	$41,976	$(80,187)
Cash flow (used in)/provided by investing activities(a)	$(437,086)	$35,325	$(472,411)
Cash flow (used in) financing activities	$(12,687)	$(32,444)	$19,757

(a) - Includes investing cash of $339.4 million into net short-term investments in 2022

Cash flow (used in)/provided by operating activities

Cash used by operating activities for the six months ended June 30, 2022 was $38.2 million, while cash provided by operating activities for the six months ended June 30, 2021, was $42.0 million. The decrease is due to the higher net losses in the six months ended June 30, 2022 compared to the same period in 2021 and unfavorable changes in working capital. Inventory balances increased throughout the first half of 2022 to manage supply chain challenges and there were unfavorable changes in accounts receivables for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Cash flow (used in)/provided by investing activities

For the six months ended June 30, 2022, cash flow used in investing activities was $437.1 million compared to $35.3 million of cash provided by investing activities for the six months ended June 30, 2021. The primary cash outflows in 2022 related to net investments of $339.4 million of excess cash in short-term investments, the acquisitions of Titan and Kumovis, the investment in Enhatch and capital expenditures. For the six months ended June 30, 2021, the primary inflows of cash related to proceeds from the sale of Cimatron partly offset by capital expenditures and the acquisitions of Allevi and Additive Works.

Cash flow (used in) financing activities

Cash used in financing activities was $12.7 million for the six months ended June 30, 2022, and $32.4 million for the six months ended June 30, 2021. The primary outflow of cash for the six months ended June 30, 2022 related to payments for the net-share settlement of stock based compensation and the payment for the acquisition of a non-controlling interest. The primary outflow of cash for the six months ended June 30, 2021 related to the repayment of the remaining balance of the then outstanding 5-year $100.0 million secured term loan facility, the net-share settlement of stock based compensation and the payment for the acquisition of a non-controlling interest.

Cash and Cash Equivalents and Short-Term Investments

At June 30, 2022, we had cash, cash equivalents and short-term investments on hand of $639.3 million including restricted cash, compared to $789.7 million at December 31, 2021. The decrease is primarily due to cash used in operations of $38.2 million, payments related to acquisitions of $83.3 million, capital expenditures of $10.4 million and payments related to net-share settlement of stock-based compensation of $10.0 million.

Cash held outside the U.S. at June 30, 2022 was $57.9 million, or 19.4% of total cash and cash equivalents, compared to $62.5 million, or 7.9% of total cash and cash equivalents, at December 31, 2021. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant federal and state taxes. However, these dividends are subject to foreign withholding taxes that are estimated to result in the Company incurring tax costs in excess of the cost to obtain cash through other means. Cash equivalents are primarily comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. Short-term investments primarily consist of investment grade bonds, certificates of deposit, commercial paper and short maturity bond funds all with maturities of generally less than twelve months. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality.

Material Cash Requirements

The Company's material cash requirements consist of the following contractual and other obligations:

Indebtedness

At June 30, 2022, we had $460.0 million of outstanding 0% convertible notes which mature in November of 2026 (the “Notes”). Management may consider pursuing additional long-term financing, market conditions permitting, when it is appropriate in light of cash requirements for operations or other strategic opportunities, which could result in higher financing costs.

Purchase Commitments

We have purchase commitments under legally enforceable agreements for goods and services with defined terms as to quantity, price, and timing of delivery. Additionally, in connection with our termination of manufacturing services agreement with our contract manufacturer, as discussed in Notes 6, 15 and 18 to the Financial Statements, we made a cash payment of approximately $17.1 million in July of 2022 to fulfill our inventory and fixed asset purchase obligations and to pay an exit fee.

Leases

The Company had operating and financing lease obligations of $67.8 million at June 30, 2022, primarily related to real estate and equipment leases, of which approximately $5.7 million in payments are expected over the remainder of 2022. Additionally, the Company has $31.1 million in lease obligations at June 30, 2022 for which the leases have not commenced as the facilities are under construction by the landlord. For more information on the Company's leases, refer to Note 5 to the Financial Statements.

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

Other Contractual Commitments

Convertible Notes

We were in compliance with all covenants of the Notes as of June 30, 2022.

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

As of the date of this report, there have been no changes to our critical accounting policies and estimates described in the 2021 Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes other than the implementation of policies for Short-Term Investments and Redeemable Non-Controlling Interests as described in Note 1 to the Financial Statements.

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
•impact on our business as a result of macroeconomic events, including Russia-Ukraine war and other geopolitical risks, recession, supply chain disruptions and foreign exchange volatility;
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
•our ability to generate net cash flow from operations;

•our ability to service our debt and ability to raise funds necessary to settle conversions of the Notes in cash, repay the Notes at maturity, or repurchase the Notes in the case of a fundamental change;
•our ability to remediate material weaknesses in our internal controls over financial reporting and maintain effective internal controls;
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
•changes in, or interpretation of, tax rules and regulations; and
•the other factors discussed in the reports we file with or furnish to the SEC from time to time, including the risks and important factors set forth in additional detail in Item 1A. “Risk Factors” in the 2021 Form 10-K and this Form 10-Q.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2022 because of the material weaknesses in internal control over financial reporting discussed below.

Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that material weaknesses in internal control over financial reporting existed at December 31, 2021. While the Company is in process of remediating the material weaknesses by this year end, they continued to exist as of June 30, 2022. These material weaknesses relate to a lack of certain controls, or improper execution of designed control procedures in the following areas:

•for certain non-standard contracts and non-standard contract terms;
•over the review of internally prepared reports and analyses utilized in the financial closing process; and
•for the calculation of the Company’s provision for income taxes, including for material non-routine transactions.

The combination of control deficiencies that resulted in these material weaknesses were partially related to employee training, resulting in a gap in knowledge or skills needed to properly execute the designed controls or perform an effective review over certain manual controls related to the financial statement close process. In addition, certain control deficiencies related to the timely review of transactions that were infrequent in nature.

Remediation Plan

The first two material weaknesses described above (the “2020 Materials Weaknesses”) were initially identified at December 31, 2020 and continued to exist at December 31, 2021. However, as a result of the remediation plan we commenced in January 2021, the volume of control deficiencies that aggregated into the 2020 Material Weaknesses at December 31, 2021 were significantly reduced compared to 2020. The remediation plan we began in January 2021 is designed to improve our internal control over financial reporting and remediate the related control deficiencies that led to these material weaknesses. To fully remediate the 2020 Material Weaknesses in 2022, we are executing the following additional remediation actions, which commenced in the first quarter of 2022:

1.Hire additional staff with appropriate accounting, finance, operational and technology knowledge and experience in the design and execution of controls. Specifically, we hired several additional individuals with relevant accounting experience in the second quarter of 2022. We also retained additional interim personnel and consultants to assist with the execution of controls in the first and second quarter of 2022.
2.Re-design ineffective controls or processes. We retained an outside firm with expertise in the design and execution of internal controls over financial reporting to examine our control designs and perform a root cause analysis as to why certain controls have not been and continue to not be properly executed.
3.Implement or enhance software to improve our financial close and reporting process. We are in process of enhancing our account reconciliation software and implementing software to facilitate the recording of journal entries, transaction matching and task management. We are also implementing revenue accounting software and integrating a significant non-U.S. subsidiary onto our enterprise resource planning system.
4.Established a formal controls governance committee in the first quarter of 2022 to manage and enhance the oversight and execution of internal controls. The controls governance committee consists of members of senior leadership, which meets monthly or more frequently as needed.

In addition to the remediation plan for the 2020 Material Weaknesses discussed above, we have supplemented our remediation plan to address the tax material weakness identified at December 31, 2021, and plan to implement a number of remediation actions in 2022 to address this tax material weakness, including:

1.Retained a consulting firm to facilitate the implementation of a tax accounting and reporting solution for our tax provision process.
2.Redesigned controls related to the accounting for the income tax process. We are executed these controls for the second quarter of 2022 and plan to test their operating effectiveness after we complete our second quarter financial reporting.
3.Engaged a third party to review our quarterly and annual tax accounting calculations.
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

We are in process of remediating all material weaknesses and are striving to successfully implement enhanced control processes and have a sufficient period of operational effectiveness to evidence material weakness remediation in 2022. However, as we continue to evaluate, and work to improve our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, we cannot assure you when we will remediate such weaknesses, nor can we be certain that additional actions will not be required or the incremental costs of any such additional actions. Moreover, we cannot assure you that additional material weaknesses will not arise in the future.

Changes in Internal Control over Financial Reporting

We are in the process of implementing certain changes in our internal control over financial reporting to remediate the material weaknesses that existed at December 31, 2021, as described above. The implementation of the material aspects of our remediation plan commenced are ongoing. Except as noted above with respect to the implementation of the remediation plan, there have been no additional changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks at December 31, 2021, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the 2021 Form 10-K. During the first six months of 2022, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2021.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2022 because of the material weaknesses in internal control over financial reporting discussed below.

Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that material weaknesses in internal control over financial reporting existed at December 31, 2021. While the Company is in process of remediating the material weaknesses by this year end, they continued to exist as of June 30, 2022. These material weaknesses relate to a lack of certain controls, or improper execution of designed control procedures in the following areas:

•for certain non-standard contracts and non-standard contract terms;
•over the review of internally prepared reports and analyses utilized in the financial closing process; and
•for the calculation of the Company’s provision for income taxes, including for material non-routine transactions.

The combination of control deficiencies that resulted in these material weaknesses were partially related to employee training, resulting in a gap in knowledge or skills needed to properly execute the designed controls or perform an effective review over certain manual controls related to the financial statement close process. In addition, certain control deficiencies related to the timely review of transactions that were infrequent in nature.

Remediation Plan

The first two material weaknesses described above (the “2020 Materials Weaknesses”) were initially identified at December 31, 2020 and continued to exist at December 31, 2021. However, as a result of the remediation plan we commenced in January 2021, the volume of control deficiencies that aggregated into the 2020 Material Weaknesses at December 31, 2021 were significantly reduced compared to 2020. The remediation plan we began in January 2021 is designed to improve our internal control over financial reporting and remediate the related control deficiencies that led to these material weaknesses. To fully remediate the 2020 Material Weaknesses in 2022, we are executing the following additional remediation actions, which commenced in the first quarter of 2022:

1.Hire additional staff with appropriate accounting, finance, operational and technology knowledge and experience in the design and execution of controls. Specifically, we hired several additional individuals with relevant accounting experience in the second quarter of 2022. We also retained additional interim personnel and consultants to assist with the execution of controls in the first and second quarter of 2022.
2.Re-design ineffective controls or processes. We retained an outside firm with expertise in the design and execution of internal controls over financial reporting to examine our control designs and perform a root cause analysis as to why certain controls have not been and continue to not be properly executed.

3.Implement or enhance software to improve our financial close and reporting process. We are in process of enhancing our account reconciliation software and implementing software to facilitate the recording of journal entries, transaction matching and task management. We are also implementing revenue accounting software and integrating a significant non-U.S. subsidiary onto our enterprise resource planning system.
4.Established a formal controls governance committee in the first quarter of 2022 to manage and enhance the oversight and execution of internal controls. The controls governance committee consists of members of senior leadership, which meets monthly or more frequently as needed.

In addition to the remediation plan for the 2020 Material Weaknesses discussed above, we have supplemented our remediation plan to address the tax material weakness identified at December 31, 2021, and plan to implement a number of remediation actions in 2022 to address this tax material weakness, including:

1.Retained a consulting firm to facilitate the implementation of a tax accounting and reporting solution for our tax provision process.
2.Redesigned controls related to the accounting for the income tax process. We are executed these controls for the second quarter of 2022 and plan to test their operating effectiveness after we complete our second quarter financial reporting.
3.Engaged a third party to review our quarterly and annual tax accounting calculations.
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

We are in process of remediating all material weaknesses and are striving to successfully implement enhanced control processes and have a sufficient period of operational effectiveness to evidence material weakness remediation in 2022. However, as we continue to evaluate, and work to improve our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, we cannot assure you when we will remediate such weaknesses, nor can we be certain that additional actions will not be required or the incremental costs of any such additional actions. Moreover, we cannot assure you that additional material weaknesses will not arise in the future.

Changes in Internal Control over Financial Reporting

We are in the process of implementing certain changes in our internal control over financial reporting to remediate the material weaknesses that existed at December 31, 2021, as described above. The implementation of the material aspects of our remediation plan commenced are ongoing. Except as noted above with respect to the implementation of the remediation plan, there have been no additional changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We face risks related to recession, inflation, stagflation, other economic conditions and geopolitical risks.

Customer demand for our products may be impacted by macroeconomic conditions such as weak economic conditions, including a recession, inflation, stagflation, equity market volatility, supply chain challenges, foreign currency exchange volatility or other negative economic factors in the U.S. or other nations as well as geopolitical events, such as the Russia-Ukraine war. For example, under these conditions, our customers may delay purchasing decisions or reduce their use of our products or services. Further, in the event of a recession our suppliers, distributors, and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenue or otherwise could harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers and creditors. In addition, a significant adverse change in the business climate, including changes in customer demand, may adversely affect the value of our goodwill or intangible assets and trigger an evaluation of the amount of the recorded goodwill and intangible assets. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

We depend on supply chain partners for components, sub-assemblies and spare parts used in our 3D printers and for chemicals and packaging used in our materials. The ongoing supply chain and logistical disruptions have caused delays for both our outsourcing partners and supply chain partners. If these relationships were to terminate or these disruptions continue or worsen, our business could be disrupted while we locate alternative sources of supply and our costs may increase.

We have outsourced the assembly of certain of our printers to third party suppliers. In carrying out these outsourcing activities, we face a number of risks, including, among others, the following:

•The risk that the parties that we retain to perform assembly activities may not perform in a satisfactory manner;
•The risk of disruption in the supply of printers or other products to our customers if such third parties either fail to perform in a satisfactory manner or are unable to supply us with the quantity of printers or other products that are needed to meet the current customer demand;
•The risk of work delays or supply chain disruptions stemming from governmental efforts to contain the COVID-19 pandemic; and
•The risk of insolvency of suppliers, as well as the risks that we face, as discussed below, in dealing with a limited number of suppliers.

We also purchase components and sub-assemblies for our printers from third-party suppliers that we use in the assembly of our printers and provide to our customers as spare parts. Additionally, we purchase raw chemicals and packaging that are used in our materials, as well as certain of those materials, from third-party suppliers.

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

The COVID-19 pandemic and macroeconomic events have created sporadic delays on the inbound supply chain at our partners and our own facilities. Additional delays on both inbound and outbound logistics have also created challenges. We continue to identify alternative solutions, but an inability to source from alternative suppliers in a timely manner could impact our ability to fulfill the current customer demand.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

None

Issuer Purchases of Equity Securities

The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the quarter ended June 30, 2022:

	Total number of shares (or units) purchased		Average price paid per share (or unit)
Shares delivered or withheld pursuant to restricted stock awards
April 1, 2022 - April 30, 2022	—	(a)	$—	(b)
May 1, 2022 - May 31, 2022	134,479	(a)	$10.19	(b)
June 1, 2022 - June 30, 2022	1,658	(a)	$10.12	(b)
	136,137	(a)	$10.19	(b)
(a) - Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.
(b) - The average price paid reflects the weighted average market value of shares withheld for tax purposes.

Item 6. Exhibits.

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

3.3	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

3.4	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on October 7, 2011. (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed on October 7, 2011.)

3.6	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on May 21, 2013. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 22, 2013.)

3.7	Amended and Restated By-Laws of 3D Systems Corporation. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on March 15, 2018.)

4.1
Indenture, dated as of November 16, 2021, between 3D Systems Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to the Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on November 17, 2021.)

4.2	Form of 0% Convertible Notes due 2026 (included in Exhibit 4.1). (Incorporated by reference to the Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on November 17, 2021.)

10.1*	Amended and Restated 2015 Incentive Plan of 3D Systems Corporation. (Incorporated by reference to Exhibit 10.1 of the Registrants Current Report on Form 8-K filed on May 26, 2002.)

10.2*	Employment Agreement, dated August 4, 2022, by and between 3D Systems Corporation and Michael Turner. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on August 5, 2022.)

31.1†	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2022.

31.2†	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2022.

32.1†	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2022.

32.2†	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2022.

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
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

Date: August 9, 2022