Form 10-Q
period 2022-09-30
3D SYSTEMS CORP
filed 2022-11-09
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Shares of Common Stock, par value $0.001 per share, outstanding as of November 3, 2022: 131,161,765

3D SYSTEMS CORPORATION
Form 10-Q
For the Three and Nine Months ended September 30, 2022

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except par value)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$341,297	$789,657
Short-term investments	268,097	—
Accounts receivable, net of reserves — $3,049 and $2,445	100,310	106,540
Inventories	125,962	92,887
Prepaid expenses and other current assets	29,599	42,653
Total current assets	865,265	1,031,737
Property and equipment, net	55,942	57,257
Intangible assets, net	82,538	45,835
Goodwill	357,545	345,588
Right-of-use assets	41,810	46,356
Deferred income tax asset	4,337	5,054
Other assets	23,933	17,272
Total assets	$1,431,370	$1,549,099
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND EQUITY
Current liabilities:
Current lease liabilities	$8,205	$8,344
Accounts payable	53,419	57,366
Accrued and other liabilities	56,016	76,994
Customer deposits	7,089	7,281
Deferred revenue	27,644	28,027
Total current liabilities	152,373	178,012
Long-term debt, net of deferred financing costs	448,852	446,859
Long-term lease liabilities	42,011	47,420
Deferred income tax liability	8,577	2,173
Other liabilities	43,647	32,254
Total liabilities	695,460	706,718

Commitments and contingencies (Note 14)

Redeemable non-controlling interest	1,654	—

Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; shares issued and outstanding 130,419 and 128,375	130	128
Additional paid-in capital	1,533,339	1,501,210
Accumulated deficit	(718,409)	(621,251)
Accumulated other comprehensive loss	(80,804)	(37,706)
Total stockholders’ equity	734,256	842,381
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,431,370	$1,549,099

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenue:
Products	$96,337	$108,884	$300,662	$311,170
Services	35,916	47,212	104,637	153,599
Total revenue	132,253	156,096	405,299	464,769
Cost of sales:
Products	58,042	64,252	181,845	180,251
Services	21,541	27,529	63,851	86,958
Total cost of sales	79,583	91,781	245,696	267,209
Gross profit	52,670	64,315	159,603	197,560
Operating expenses:
Selling, general and administrative	65,579	65,737	185,398	176,800
Research and development	20,796	15,786	63,180	49,987
Total operating expenses	86,375	81,523	248,578	226,787
Loss from operations	(33,705)	(17,208)	(88,975)	(29,227)
Interest and other income (expense), net	(3,502)	315,859	(5,456)	354,396
(Loss) income before income taxes	(37,207)	298,651	(94,431)	325,169
(Provision) benefit for income taxes	(338)	(5,995)	(2,911)	3,083
Net (loss) income before redeemable non-controlling interest	(37,545)	292,656	(97,342)	328,252
Less: net (loss) attributable to redeemable non-controlling interest	(147)	—	(184)	—
Net (loss) income attributable to 3D Systems Corporation	$(37,398)	$292,656	$(97,158)	$328,252

Net (loss) income per common share:
Basic	$(0.30)	$2.39	$(0.77)	$2.69
Diluted	$(0.30)	$2.34	$(0.77)	$2.63

Weighted average shares outstanding:
Basic	127,991	122,663	127,478	122,178
Diluted	127,991	125,289	127,478	124,839

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(37,545)	$292,656	$(97,342)	$328,252
Other comprehensive (loss) income, net of taxes:
Pension plan adjustments	156	125	422	334
Derivative financial instruments	—	—	—	721
Foreign currency translation	(22,135)	(15,277)	(41,867)	(37,501)
Unrealized loss on short-term investments	2,370	—	(1,653)	—
Foreign currency translation reclassification - sale of business	—	2,431	—	8,912
Total other comprehensive (loss) income, net of taxes	(19,609)	(12,721)	(43,098)	(27,534)
Total comprehensive (loss) income, net of taxes	(57,154)	279,935	(140,440)	300,718
Less: Comprehensive (loss) attributable to redeemable non-controlling interest	147	—	184	—
Total comprehensive (loss) income attributable to 3D Systems Corporation	$(57,301)	$279,935	$(140,624)	$300,718

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net (loss) income	$(97,342)	$328,252
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion of debt discount	28,264	26,292
Stock-based compensation	31,508	43,991
Loss on short-term investments	2,609	—
Provision for inventory obsolescence and revaluation	646	1,100
Loss on hedge accounting de-designation and termination	—	721
Provision for bad debts	329	620
(Gain) on the disposition of businesses, property, equipment and other assets	(365)	(351,981)
Provision (benefit) for deferred income taxes and reserve adjustments	1,666	(9,380)
Asset impairment	2,359	—
Changes in operating accounts:
Accounts receivable	(1,513)	(2,151)
Inventories	(30,342)	7,095
Prepaid expenses and other current assets	2,562	5,338
Accounts payable	(1,666)	15,517
Deferred revenue and customer deposits	(3,468)	5,401
Accrued and other liabilities	12,387	(9,859)
All other operating activities	(83)	1,696
Net cash (used in) provided by operating activities	(52,449)	62,652
Cash flows from investing activities:
Purchases of property and equipment	(17,055)	(14,814)
Purchases of short-term investments	(384,406)	—
Sales and maturities of short-term investments	112,050	—
Proceeds from sale of assets and businesses, net of cash sold	—	427,664
Acquisitions and other investments, net of cash acquired	(84,705)	(10,936)
Other investing activities	—	(2,273)
Net cash (used in) provided by investing activities	(374,116)	399,641
Cash flows from financing activities:
Repayment of borrowings/long-term debt	—	(21,392)
Debt issuance cost	—	—
Purchase of non-controlling interests	(2,300)	(4,000)
Taxes paid related to net-shares settlement of equity awards	(10,195)	(10,386)
Other financing activities	(486)	(424)
Net cash used in financing activities	(12,981)	(36,202)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,911)	(7,737)
Net (decrease) increase in cash, cash equivalents and restricted cash	(447,457)	418,354
Cash, cash equivalents and restricted cash at the beginning of the period(a)	789,970	84,711
Cash, cash equivalents and restricted cash at the end of the period(a)	$342,513	$503,065

Supplemental cash flow information
Lease assets obtained in exchange for new lease liabilities	$2,422	$2,088
Cash income tax payments (receipts), net	$3,575	$(1,514)

a.The amounts for cash and cash equivalents shown above include restricted cash of $1,216 and $313 as of September 30, 2022, and 2021, respectively, and $313, $540, as of December 31, 2021 and 2020, respectively, which were included in prepaid expenses and other assets net on the condensed consolidated balance sheets.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2022 and 2021
	Common Stock
(in thousands, except par value)	Shares	Par Value $0.001	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
June 30, 2022	130,304	$130	$1,525,734	$—	$(681,011)	$(61,195)	$783,658
Stock-based compensation expense	—	—	8,175	—	—	—	8,175
Shares withheld related to net-share settlement of equity awards	115	—	(108)	—	—	—	(108)
Net loss	—	—	—	—	(37,398)	—	(37,398)
Unrealized loss on short-term investments	—	—	—	—	—	2,370	2,370
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(462)	—	—	—	(462)
Pension plan adjustments	—	—	—	—	—	156	156
Foreign currency translation adjustment	—	—	—	—	—	(22,135)	(22,135)
September 30, 2022	130,419	$130	$1,533,339	$—	$(718,409)	$(80,804)	$734,256

June 30, 2021	126,796	$127	$1,407,900	$(10,492)	$(907,707)	$(23,289)	$466,539
Shares withheld related to net-share settlement of equity awards	—	—	(3,757)	—	—	—	(3,757)
Shares issued to acquire assets and businesses	—	—	(511)	—	—	—	(511)
Stock-based compensation expense	—	—	6,944	—	—	—	6,944
Net income	—	—	—	—	292,656	—	292,656
Pension plan adjustments	—	—	—	—	—	125	125
Foreign currency translation adjustment	—	—	—	—	—	(12,846)	(12,846)
September 30, 2021	126,796	$127	$1,410,576	$(10,492)	$(615,051)	$(36,010)	$749,150

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Unaudited)

	Nine Months Ended September 30, 2022 and 2021
	Common Stock
(in thousands, except par value)	Shares	Par Value $0.001	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
December 31, 2021	128,375	$128	$1,501,210	$—	$(621,251)	$(37,706)	$842,381
Shares withheld related to net-share settlement of equity awards	2,044	2	(10,155)	—	—	—	(10,153)
Stock-based compensation expense	—	—	42,746	—	—	—	42,746
Net loss	—	—	—	—	(97,158)	—	(97,158)
Pension plan adjustments	—	—	—	—	—	422	422
Unrealized loss on short-term investments	—	—	—	—	—	(1,653)	(1,653)
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(462)	—	—	—	(462)
Foreign currency translation adjustment	—	—	—	—	—	(41,867)	(41,867)
September 30, 2022	130,419	$130	$1,533,339	$—	$(718,409)	$(80,804)	$734,256

December 31, 2020	127,626	$128	$1,404,964	$(22,590)	$(943,303)	$(8,476)	$430,723
Shares issued related to repurchase of stock	874	1	(10,387)	—	—	—	(10,386)
Shares issued to acquire assets and businesses	157	—	2,989	—	—	—	2,989
Stock-based compensation expense	—	—	25,106	—	—	—	25,106
Net income	—	—	—	—	328,252	—	328,252
Pension plan adjustments	—	—	—	—	—	181	181
Gain on pension plan - unrealized	—	—	—	—	—	153	153
Termination of derivative instrument	—	—	—	—	—	721	721
Retirement of treasury shares	(1,861)	(2)	(12,096)	12,098	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(28,589)	(28,589)
September 30, 2021	126,796	$127	$1,410,576	$(10,492)	$(615,051)	$(36,010)	$749,150

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.

The COVID-19 pandemic continues to impact the global economy, disrupt global supply chains, and create significant volatility in the financial markets. These factors have resulted in inflationary and cost pressures that have significantly increased, and continue to adversely impact, our production and distribution costs, including costs of spare parts and materials, packaging materials, and freight. We continue to experience pressure on our supply chain due to strained transportation capacity, lack of sufficient labor availability, and manufacturing backlogs. In addition, the Russia conflict with Ukraine led to our exit from the Russian market early this year, and the conflict continues to exacerbate inflationary cost pressures and supply chain constraints which are negatively impacting the global economy and our business.

Due to the COVID-19 pandemic, our affiliates, employees, suppliers, customers, and others have been restricted or prevented from conducting normal business activities, including shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. While these restrictions have eased since 2021, if the COVID-19 pandemic resurges, governmental authorities may reimpose additional health and safety requirements which could again restrict or prevent normal business activities. Our offices are currently open and business travel has resumed, with safety measures in place and in accordance with local guidance.

We are managing our operations, continuing to monitor the ongoing impacts of COVID-19, and reviewing guidance from international and domestic authorities. We remain committed to protecting our employees, delivering for our customers, and supporting our communities.

The COVID-19 pandemic and other factors impacting the current economic environment, such as inflation, weak economic conditions, including the possibility of a recession, and equity market volatility continued to impact our reported results for the year ended December 31, 2021, as well as the three and nine months ended September 30, 2022. We are unable to predict the longer-term impact that these factors may have on our business, results of operations, financial position or cash flows. The extent to which our operations may be impacted will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the severity or resurgence of a COVID-19 outbreak, actions by government authorities to contain an outbreak or treat its impact, actions by government authorities to address inflationary and cost pressures, and the severity, length, and potential expansion of the conflict in Ukraine. The impacts of these uncertain global health, economic and geopolitical conditions could result in reduced customer demand due to delays in purchasing decisions or the reduction in their use of our services, further supply chain disruptions, including the shortages of critical components, and continued disruptions to, and volatility in, the financial markets. Events surrounding the global economy, geopolitics, and the COVID-19 pandemic continue to evolve. Although we believe that we will ultimately emerge from these events well positioned for long-term growth, uncertainties remain and, as such, we cannot reasonably estimate the duration or extent of these adverse factors on our business, results of operations, financial position, or cash flows.

As of January 1, 2021, we determined that the Company has two reportable segments: Healthcare and Industrial. Prior to this determination, the Company reported its consolidated results in a single reportable segment. The change in segment reporting as of January 1, 2021 was the result of changes to how the chief operating decision maker (“CODM”) assesses the financial performance of the Company and changes in the decision-making process driving future operating performance. As a result of this re-segmentation, the Company performed a quantitative analysis to assess for potential impairment of our goodwill immediately following the re-segmentation. Based on available information and analysis as of January 1, 2021, we determined that the fair values of both our Healthcare and Industrial reporting units exceeded their carrying values.

The fair value of our reporting units was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to present value, and a market approach. The valuation methodology and underlying financial information included in the Company's determination of fair value required significant judgments by management. The principal assumptions used in the Company's discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which it operates. Under the market approach, the principal assumption included an estimate for a control premium.

All dollar amounts and other amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

During the fourth quarter ended December 31, 2021, we became aware that certain amounts related to the purchase of non-controlling interests previously presented as investing cash outflows should have been reported as financing cash outflows within the statements of cash flows. The error affected the previously issued statements of cash flows for the three, six and nine month periods within the December 31, 2021, and 2020 annual periods as well as the annual periods ended December 31, 2020, and 2019. We note that this change did not impact the as reported net increase (decrease) in cash, cash equivalents and restricted cash within the annual 2020 and 2019 statements of cash flows or the interim statements of cash flows for the years ended December 31, 2021, and 2020. We further note that this reclassification did not affect our balance sheet, statements of operations, statements of comprehensive income (loss) and statements of stockholders' equity. We evaluated the materiality, including both quantitative and qualitative considerations, of this presentation-only error and concluded it was not material to any previously reported quarter or year-end financial statement. The impact of the change on our previously reported statement of cash flows for the nine months ended September 30, 2021 is to increase net cash provided by investing activities by $4,000 and to decrease cash used in financing activities by $4,000.

	Nine Months Ended September 30, 2021
	As Reported	Changed	Revised

Net cash provided by operating activities	$62,652	$—	$62,652

Net cash provided by investing activities	395,641	4,000	399,641

Net cash (used in) financing activities	(32,202)	(4,000)	(36,202)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,737)	—	(7,737)

Net increase in cash, cash equivalents and restricted cash	$418,354	$—	$418,354

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

Redeemable Non-controlling Interest
In connection with the acquisition of 93.75% of Kumovis on April 1, 2022, as discussed in Note 2, the Company recorded a redeemable non-controlling interest (RNCI). The RNCI represents non-controlling shareholders’ interest in Kumovis which is controlled by, but not wholly owned by 3D Systems and for which 3D Systems' obligation to redeem the minority shareholders’ interest is governed by a put/call relationship. Subsequent to the initial fair value measurement, which is currently in process as part of business combination accounting, the RNCI is recorded at the greater of its redemption value or its' carrying value at the end of each reporting period. If the RNCI is carried at its redemption value, the difference between the redemption value and the carrying value is adjusted at the end of each reporting period through additional paid in capital. The Company also performs a quarterly assessment to determine if the aforementioned redemption value exceeds the fair value of the RNCI. If the redemption value of the RNCI exceeds its fair value, the excess will reduce the net income attributable to 3D Systems shareholders.

All other significant accounting policies described in the Form 10-K for the year ended December 31, 2021 remain unchanged.

Recently Adopted Accounting Standards

In October 2021, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") 2021-08, "Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers", which amends the Accounting Standards Codification ("ASC") 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to “require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606.” While primarily related to contract assets and contract liabilities that were accounted for by the acquiree in accordance with ASC 606, “the amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of Subtopic 610-20.” For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted. The Company early adopted this standard in the first quarter of 2022, and it did not have an impact on its results of operations, cash flows or financial position.

(2) Divestitures and Acquisitions

Divestitures

ODM

In September 2021, we completed the sale of the Company’s On Demand Manufacturing business ("ODM") for $82,000, excluding certain customary closing adjustments. We recorded a gain on the sale of $38,490 within Interest and other income (expense), net on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2021. ODM was primarily included within the Industrial segment. At closing, the Company and the purchaser entered into a supply agreement and a transition services agreement pursuant to which the Company will provide certain information technology, corporate finance, tax, treasury, accounting, human resources and payroll, sales and marketing, operations, facilities and other customary services to support the purchaser in the ongoing operation of ODM for a period of time post-closing. At September 30, 2022 only the supply agreement is active.

Simbionix

On August 24, 2021, we completed the sale of 100% of the issued and outstanding equity interests of Simbionix USA Corporation, which owned our global medical simulation business, for $305,000, excluding certain closing adjustments and excluding $6,794 of cash transferred to the purchaser. We recorded a gain on the sale of $271,404 within Interest and other income (expense), net on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2021. Additionally, we recognized a gain of $2,431 for accumulated foreign currency translation gains previously included in Accumulated other comprehensive loss (“AOCL”), which is included within Interest and other income (expense), net, for the three and nine months ended September 30, 2021. Simbionix was included within the Healthcare segment.

Cimatron

On January 1, 2021, we completed the sale of 100% of the issued and outstanding equity interests of Cimatron Ltd. (“Cimatron”), the subsidiary that operated the Company’s Cimatron integrated CAD/CAM software for tooling business and its GibbsCAM CNC programming software business, for approximately $64,173, after certain adjustments and excluding $9,476 of cash amounts transferred to the purchaser. We recorded a gain on the sale of $32,047 within Interest and other income (expense), net on the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2021. Additionally, at the time of the sale, we recognized a gain of $6,481 for accumulated foreign currency translation gains previously included in AOCL, which is included within Interest and other income (expense), net, for the nine months ended September 30, 2021. Cimatron was included within the Industrial segment.

Acquisitions/Investments

Kumovis

On April 1, 2022, we completed the acquisition of 93.75% of Kumovis GmbH ("Kumovis") for an all-cash purchase price of $37,726, plus an estimated RNCI of $1,559. $3,628 of the cash payment is deferred for up to fifteen months from the closing date. Kumovis, which is part of the Healthcare segment and reporting unit, utilizes polyether ether keton or “PEEK” materials, which has properties that lend it to many medical applications, including many implant applications, that fit into our personalized healthcare operations. The acquisition’s near term impact on the Company’s results of operations and cash flows are expected to be dilutive.

In conjunction with the Kumovis acquisition, the Company and the non-controlling shareholders entered into a put/call option agreement, whereby the Company has the option to purchase from the non-controlling shareholders and the non-controlling shareholders have the option to sell to the Company the remaining 6.25% ownership interest of Kumovis, at a later date for an exercise price calculated based on the achievement of pre-determined revenue and gross profit targets. Fifty percent of the Kumovis common shares related to the put/call can be exercised upon the achievement of an initial revenue and gross profit target while the remaining 50% can be exercised upon the achievement of a second revenue and gross profit target. If one or both sets of targets are not met after 5.75 years from the acquisition date, there is a floor strike price that must be exercised. Up to 50% of the exercise price can be paid in Company commons stock at the election of 3D Systems. This arrangement results in an RNCI for which an estimated fair value of $1,559 was recorded as of the acquisition date. The actual fair value of the RNCI is in process of being determined as part of business combination accounting.

We accounted for the acquisition of Kumovis using the acquisition method, as prescribed by ASC 805, "Business Combinations" (“ASC 805”). In accordance with valuation methodologies described in ASC 820, "Fair Value Measurement" (“ASC 820”), the acquired assets and assumed liabilities were recorded at their estimated fair values as of the date of the Kumovis acquisition. Below is the fair value of consideration transferred.

(in thousands)
Cash paid at acquisition	$34,098
Deferred cash consideration	3,628
Estimated fair value of RNCI	1,559
Total fair value of consideration transferred	$39,285

Shown below is the updated preliminary purchase price allocation, which summarizes the fair values of the assets acquired and liabilities assumed, at the date of acquisition:

(in thousands)
Current assets, including cash acquired of $125		$1,407
Intangible assets:
Product technology	$20,770
Trade name	5,802
Total intangible assets		26,572
Goodwill		16,925
Other assets		705
Liabilities:
Accounts payable and accrued liabilities	$332
Deferred revenue	70
Deferred tax liability	5,922
Total liabilities		6,324
Net assets acquired		$39,285

As of September 30, 2022, the purchase price allocation for Kumovis continues to be preliminary. During the three months ended September 30, 2022, the Company updated its preliminary valuation of the fair value of acquired assets and assumed liabilities. As a result of the incremental valuation procedures performed during the current quarter, the preliminary acquisition-date fair values assigned to the acquired product technology and trade name intangible assets were increased by $12,884 and $200 respectively. The increases in the fair values of these intangible assets were primarily offset by a corresponding decrease in the amount of goodwill recognized as of the acquisition-date and resulted in the recognition of a $576 cumulative catch-up adjustment to amortization expense, which has been recorded to reflect the revised acquisition-date fair values assigned to the intangible assets. Additionally, the incremental valuation procedures performed during the current quarter resulted in a reduction of $859 to the acquisition-date fair value of the RNCI, as well as an increase of $4,590 related to the deferred tax liability balance recorded as of the acquisition date, each of which resulted in corresponding adjustments to goodwill.

The Company continues to review the final closing balance sheet of Kumovis and may further adjust the acquisition-date fair values of acquired assets and assumed liabilities based on this review. The Company also continues to review Kumovis’s pre-acquisition tax returns to determine the final tax positions, including net operating losses and any required valuation allowance. The final purchase price allocations will be completed when the Company has finished its valuation activities and the review of Kumovis’s closing balance sheet and the pre-acquisition tax returns. The final allocations could differ materially from the current preliminary allocations. The final allocations may include (1) changes in allocations to acquired intangible assets and goodwill, (2) changes to other assets and liabilities, including but not limited to tax assets and liabilities, inclusive of deferred taxes, and (3) changes to the initial acquisition-date RNCI balance. The estimated useful lives of acquired intangible assets are also preliminary.

Titan

On April 1, 2022, we completed the acquisition of 100% of Titan Additive LLC ("Titan") for an all-cash purchase price of $39,040. Titan, which is part of the Industrial segment and reporting unit, is a pellet-based extrusion platform that addresses customer applications requiring large build volumes, superior performance, and improved productivity at significantly lower cost. We believe the acquisition of Titan will open up new markets in the Industrial segment. The impact of the acquisition is not expected to have a near-term material impact to the Company's financial position, statement of operations or cash flows.

We accounted for the acquisition of Titan using the acquisition method, as prescribed by ASC 805. In accordance with valuation methodologies described in ASC 820, the acquired assets and assumed liabilities were recorded at their estimated fair values as of the date of the Titan acquisition.

Shown below is the updated preliminary purchase price allocation, which summarizes the fair values of the assets acquired and liabilities assumed, at the date of acquisition:

(in thousands)
Current assets		$661
Intangible assets:
Product technology	$15,940
Trade name	5,580
Total intangible assets		21,520
Goodwill		17,351
Other assets		169
Liabilities:
Accounts payable and accrued liabilities	$251
Deferred revenue	410
Total liabilities		661
Net assets acquired		$39,040

As of September 30, 2022, the purchase price allocation for Titan continues to be preliminary. During the three months ended September 30, 2022, the Company updated its preliminary valuation of the fair value of acquired assets and assumed liabilities. As a result of the incremental valuation procedures performed during the current quarter, the preliminary acquisition-date fair value assigned to the acquired product technology intangible asset was increased by $6,570. This increase in fair value was primarily offset by a corresponding decrease in the acquisition-date fair value of goodwill and resulted in the recognition of a $338 cumulative catch-up adjustment to amortization expense, which has been recorded to reflect the revised acquisition-date fair value of the product technology intangible asset.

The Company continues to review the final closing balance sheet of Titan and may further adjust the acquisition-date fair values of acquired assets and assumed liabilities based on this review. The Company also continues to review Titan’s pre-acquisition tax returns in order to determine the final tax positions, including net operating losses and any required valuation allowance. The final purchase price allocations will be completed when the Company has finished its valuation activities and the review of Titan’s closing balance sheet and the pre-acquisition tax returns. The final allocations could differ materially from the current preliminary allocations. The final allocations may include (1) changes in allocations to acquired intangible assets and goodwill and (2) changes to other assets and liabilities, including but not limited to tax assets and liabilities, inclusive of deferred taxes. The estimated useful lives of acquired intangible assets are also preliminary.

Dussur

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

Enhatch

In March 2022, we made a $10,000 investment in convertible preferred shares for an approximate 26.6% ownership interest in Enhatch Inc. ("Enhatch"), the developer of the Intelligent Surgery Ecosystem. We simultaneously entered into a collaboration and supply agreement with Enhatch. We also obtained warrants to purchase additional shares of Enhatch and the right to purchase in the future ("call option") the remaining shares of Enhatch that 3D Systems does not own if certain revenue targets are achieved. Enhatch's Intelligent Surgery Ecosystem provides technologies which streamline and scale the design and delivery of patient-specific medical devices by automating the process. Incorporating these capabilities into 3D Systems’ workflow for patient-specific solutions, which includes advanced software, expert treatment planning services, custom implants and instrumentation design, and industry-leading production processes, will help more efficiently meet the growing demand for personalized medical devices. The expected impact on the Company’s financial position, results of operations and cash flows is not expected be material other than potential future cash used to exercise the warrants or call option. The investment, including the embedded call option and the warrants, are recorded in other assets on the consolidated balance sheet.

As of the investment date, a fair value was determined for each element of the Enhatch transaction, including the convertible preferred shares, inclusive of the embedded call option, and the warrants, for which the total fair value was $10,000. As of the investment date, the fair value of the convertible preferred shares, inclusive of the embedded call option, and warrants were $9,670 and $330, respectively. The convertible preferred shares and call option were recorded at their initial fair value and are subsequently evaluated for impairment or the existence of an orderly and observable transaction indicating that a change in carrying value is appropriate, for which the adjustment will be recorded through the statement of operations. The warrants are marked to market on a quarterly basis, with the changes in value recorded through the statement of operations.

During the three months ended September 30, 2022, the Company recorded an impairment charge of $2,770 related to the carrying value of the convertible preferred stock, inclusive of the embedded call option, held in Enhatch. This impairment charge was the result of lower than projected revenues recognized by Enhatch during the quarter, as well as a reduction to near-term forecasted revenues due to a delay in receiving certain regulatory approvals. In addition, the carrying value of the Enhatch warrants, which are required to be recorded at their fair value as of the end of each quarter, was reduced from $330 to $200 during the three months ended September 30, 2022. The Company has recorded the impairment charge related to its Enhatch investment, as well as the change in the value of the Enhatch warrants, within Interest and other income (expense), net on the statements of operations for the three and nine months ended September 30, 2022.

See Note 12 for additional information related to Enhatch.

Oqton

On November 1, 2021, we acquired Oqton, Inc. (“Oqton”) for $187,775, of which $107,078 was paid in cash, and the remainder was paid via the issuance of 2,553 shares of the Company’s common stock having a fair value at the date of issuance of $80,697. The acquisition’s near term impact on the Company’s results of operations and cash flows is expected to be dilutive. Oqton's operating results are reported in the Industrial segment. We incurred approximately $1,780 of acquisition related expenses.

Oqton is a software company that creates an intelligent, cloud-based Manufacturing Operating System ("MOS") platform tailored for flexible production environments that increasingly utilize a range of advanced manufacturing and automation technologies, including additive manufacturing solutions, in their production workflows. The cloud-based solution leverages the Industrial Internet of Things, artificial intelligence, and machine learning technologies to deliver a solution for customers to automate their digital manufacturing workflows, scale their operations and enhance their competitive position. The Oqton acquisition will allow the Company to expand its existing additive manufacturing software suite to the entire additive industry.

We accounted for the acquisition of Oqton using the acquisition method, as prescribed by ASC 805. In accordance with valuation methodologies described in ASC 820, the acquired assets and assumed liabilities were recorded at their estimated fair values as of the date of the Oqton acquisition.

Shown below is the current preliminary purchase price allocation, which summarizes the fair values of the assets acquired and liabilities assumed, at the date of acquisition:

(in thousands)
Current assets, including cash acquired of $7,603		$8,344
Intangible assets:
Product technology	$12,600
Trade name	7,300
Total intangible assets		19,900
Goodwill		165,904
Other assets		760
Liabilities:
Accounts payable and accrued liabilities	$6,643
Deferred revenue	490
Total liabilities		7,133
Net assets acquired		$187,775

The Company has performed a preliminary valuation of the fair value of acquired assets and assumed liabilities. The Company is also reviewing the final closing balance sheets and may adjust the assets and liabilities based on its final review. The Company is also in the process of completing the final 2021 tax returns in order to determine the final tax positions, including net operating losses and any required valuation allowance. The final purchase price allocation will be completed when the Company has finished and reviewed the valuations, the acquired balance sheets and the pre-acquisition tax returns. The final allocations could differ materially from the preliminary allocations. The final allocations may include changes in allocations to acquired intangible assets, goodwill, and changes to assets and liabilities, including but not limited to tax assets and liabilities, including deferred taxes. The estimated useful lives of acquired intangible assets are also preliminary.

Volumetric

On December 1, 2021, we acquired Volumetric Biotechnologies, Inc. (“Volumetric”) for $40,173, of which $24,814 was paid in cash, and the remainder was paid via the issuance of 720 shares of the Company's common stock having a fair value on the date of issuance of $15,358. Additional payments of up to $355,000 are possible upon (1) the attainment of seven non-financial milestones each of which requires achievement prior to either December 31, 2030 or December 31, 2035 and (2) the continued employment of certain key individuals from Volumetric. Any additional payments made will be paid approximately half in cash and half in shares of the Company’s common stock. The additional payments are considered compensation expense which will be recorded ratably from the time a milestone is deemed probable of achievement through the estimated time of achievement. Any compensation expense recorded will be reversed if the milestone is no longer deemed probable of achievement. As of September 30, 2022, one of the seven milestones is considered probable of achievement, for which $3,980 and $11,939 of expense was recorded in the three and nine months ended September 30, 2022. Volumetric is part of the Healthcare reporting unit and segment. The acquisition’s near-term impact on the Company's results of operations and cash flows is expected to be dilutive. The impact of potential share issuance related to the achievement of milestones is not included in dilutive shares until the milestone is met. We incurred approximately $1,306 of acquisition-related expenses.

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

We accounted for the acquisition of Volumetric using the acquisition method, as prescribed by ASC 805. In accordance with valuation methodologies described in ASC 820, the acquired assets and assumed liabilities were recorded at their estimated fair values as of the date of acquisition.

Shown below is the current preliminary purchase price allocation, which summarizes the fair values of the acquired assets and liabilities assumed, as of the date of the Volumetric acquisition:

(in thousands)
Current assets, including cash acquired of $389		$3,143
Intangible assets:
Developed Technology	$1,100
Distributor Relationship	400
Total intangible assets		1,500
Goodwill		37,492
Other assets		1,194
Liabilities:
Accounts payable and accrued liabilities	3,156
Total liabilities		3,156
Net assets acquired		$40,173

As of September 30, 2022, the purchase price allocation for Volumetric is preliminary. The Company has performed a valuation of the fair value of acquired assets and assumed liabilities and continues to review and adjust the values. The Company is also reviewing the final closing balance sheets and may adjust the assets and liabilities based on its final review. The Company is also in the process of completing the final 2021 tax returns in order to determine the final tax positions, including net operating losses and any required valuation allowance. The final purchase price allocation will be completed when the Company has finished and reviewed the valuations, the acquired balance sheets and the pre-acquisition tax returns. The final allocation could differ materially from the preliminary allocations. The final allocations may include changes in allocations to acquired intangible assets and goodwill, and changes to assets and liabilities, including but not limited to tax assets and liabilities, including deferred taxes. The estimated useful lives of acquired intangible assets are also preliminary.

Other

In May 2021, we purchased Allevi, Inc. ("Allevi") to expand regenerative medicine initiatives into medical and pharmaceutical research and development laboratories. Additionally, in June 2021, we closed the acquisition of a German software firm, Additive Works GmbH (“Additive”). Additive expands the simulation capabilities for rapid optimization of industrial-scale 3D printing processes. The purchase price for both acquisitions, individually and combined, and the impacts to the Company’s financial position, results of operations and cash flows are not material.

Acquisitions of Non-controlling Interests

As of December 31, 2018, the Company owned approximately 70% of the capital and voting rights of Easyway, a service bureau and distributor of 3D printing and scanning products in China. Approximately 65% of the capital and voting rights of Easyway were acquired on April 2, 2015, and an additional 5% of the capital and voting rights of Easyway were acquired on July 19, 2017 for $2,300. The remaining 30% of the capital and voting rights of Easyway were acquired on January 21, 2019 for $13,500, which was paid in installments. Of the total installment payments made, $2,300 and $4,000 were paid in the first nine months of 2022 and 2021, respectively. As of September 30, 2022, there are no more installments due.

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

At September 30, 2022, we had $107,014 of outstanding performance obligations, comprised of deferred revenue, customer order backlog and customer deposits. We expect to recognize approximately 90.6% of deferred revenue as revenue within the next twelve months, an additional 3.0% by the end of 2023 and the remaining balance thereafter.

Revenue Recognition

Revenue is recognized when control of the promised products or services is transferred to customers. Revenue is recognized in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and, accordingly, are accounted for as separate performance obligations. Many of our contracts with customers include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based upon its relative stand-alone selling price (“SSP”). Revenue is recognized net of allowances for returns and any taxes collected from customers, that are subsequently remitted to governmental authorities. The amount of consideration received and revenue recognized may vary based on changes in marketing incentive programs offered to our customers. Our marketing incentive programs take many forms, including volume discounts, trade-in allowances, rebates and other discounts.

A majority of our revenue is recognized at the point in time when products are shipped or services are delivered to customers. Please see below for further discussion.

Hardware and Materials

Revenue from hardware and material sales is recognized when control has transferred to the customer, which occurs when the goods have been shipped or delivered to the customer, risk of loss has transferred to the customer and we have a present right to payment. In limited circumstances, when printer or other hardware sales include substantive customer acceptance provisions, revenue is recognized either when customer acceptance has been obtained, customer acceptance provisions have lapsed, or we have objective evidence that the criteria specified in the customer acceptance provisions have been satisfied.

Printers and certain other products include a warranty under which we provide maintenance for periods up to one year. For these initial product warranties, estimated costs are accrued at the time of the sale of the product. These cost estimates are established using historical information regarding the nature, frequency and average cost of claims for each type of printer or other product as well as assumptions about future activity and events. Revisions to expense accruals are made as necessary based on changes in these historical and future factors.

Software

We also market and sell software tools that enable our customers to capture and customize content using our printers, design optimization and simulation software, and reverse engineering and inspection software. Software does not require significant modification or customization and the license provides the customer with a right to use the software as it exists when made available. Revenue from these software licenses is recognized either upon delivery of the product or upon delivery of a key code which allows the customer to download the software. Customers may purchase post-sale support. Generally, the first year of post-sale support is included as part of the initial software sale, but subsequent years are optional. This optional support is considered a separate obligation from the software and, accordingly, revenue is deferred at the time of sale and subsequently recognized ratably over future periods.

Collaboration and Licensing Agreements

We enter into collaboration and licensing agreements with third parties. The nature of the activities to be performed and the consideration exchanged under the agreements varies on a contract-by-contract basis. We evaluate these agreements to determine whether they meet the definition of a customer relationship for which revenue is recorded. These contracts may contain multiple performance obligations and may contain fees for licensing, research and development services, contingent milestone payments upon the achievement of developmental contractual criteria and/or royalty fees based on the licensees’ product revenue. We determine the revenue to be recognized for these agreements based on an evaluation of the distinct performance obligations, the identification and evaluation of material rights, the estimation of variable consideration and the determination of the pattern on transfer of control for each distinct performance obligation. The Company recognized $3,301 and $1,475 in revenue related to collaboration arrangements with customers for the quarters ended September 30, 2022 and 2021, respectively. The Company recognized $9,075 and $5,322 related to collaboration arrangements with customers for the nine months ended September 30, 2022 and 2021, respectively.

Services

We offer training, installation and non-contract maintenance services for our products. Additionally, we offer maintenance contracts customers can purchase at their option. For maintenance contracts, revenue is deferred at the time of sale based on the stand-alone selling prices of these services. Deferred revenue is recognized ratably over the term of the maintenance period on a straight-line basis and costs are expensed as incurred. Revenue from training, installation and non-contract maintenance services is recognized at the time of performance of the service.

We have also recently commenced selling software as a service, whereby the customer has the right to access the software. Revenue is recognized ratably over the related subscription period, as our performance obligation to provide access to the software is progressively fulfilled over the stated term of the contract.

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

Credit is extended, and creditworthiness is determined, based upon an evaluation of each customer’s financial condition. New customers are generally required to complete a credit application and provide references and bank information to facilitate an analysis of creditworthiness.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), customer deposits and deferred revenues (contract liabilities) on the condensed consolidated balance sheets. Timing of revenue recognition may differ from the timing of invoicing to customers. We record a receivable when revenue is recognized at the time of invoicing, or unbilled receivables when revenue is recognized prior to invoicing. For most of our contracts, customers are invoiced when products are shipped or when services are performed resulting in billed accounts receivables for the remainder of the owed contract price. Unbilled receivables generally result from items being shipped or services being performed where the customer has not been charged, but for which revenue had been recognized. We typically bill in advance for installation, training and maintenance contracts as well as extended warranties, resulting in deferred revenue. Changes in contract asset and liability balances were not materially impacted by any other factors for the nine months ended September 30, 2022.

For the nine months ended September 30, 2022, we recognized revenue of $28,850 related to our contract liabilities at December 31, 2021. For the nine months ended September 30, 2021, we recognized revenue of $30,457 related to our contract liabilities at December 31, 2020.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within selling, general and administrative expenses.

(4) Segment Information

Effective January 1, 2021, we identified two reportable segments: Healthcare and Industrial.

This change in reportable segments was necessitated as a result of changes to our enterprise-wide financial reporting to reflect the re-organization of the business into the Healthcare and Industrial verticals that were launched January 1, 2021 at the request of our CODM. These changes resulted in revisions to the financial information provided to the CODM on a recurring basis in his evaluation of the financial performance of the Company and in the decision-making process driving future operating performance.

The following tables set forth our operating results by segment:

	Three Months Ended September 30,
	2022			2021
	Healthcare	Industrial	Consolidated	Healthcare	Industrial	Consolidated
(in thousands)
Revenue	$64,203	$68,050	$132,253	$76,365	$79,731	$156,096
Cost of sales	39,547	40,036	79,583	44,735	47,046	91,781
Gross profit	24,656	28,014	52,670	31,630	32,685	64,315
Less:
Segment operating expenses	18,151	21,442	39,593	22,576	19,487	42,063
Segment operating income	$6,505	$6,572	13,077	$9,054	$13,198	22,252
General corporate expense, net(a)			46,782			39,460
Operating (loss)			$(33,705)			$(17,208)

	Nine Months Ended September 30,
	2022			2021
	Healthcare	Industrial	Consolidated	Healthcare	Industrial	Consolidated
(in thousands)
Revenue	$200,295	$205,004	$405,299	$231,712	$233,057	$464,769
Cost of sales	124,309	121,387	245,696	127,600	139,609	267,209
Gross profit	75,986	83,617	159,603	104,112	93,448	197,560
Less:
Segment operating expenses	52,908	68,296	121,204	53,012	57,770	110,782
Segment operating income	$23,078	$15,321	38,399	$51,100	$35,678	86,778
General corporate expense, net(a)			127,374			116,005
Operating (loss)			$(88,975)			$(29,227)
a.General corporate expense, net includes expenses not specifically attributable to our segments for functions such as human resources, finance, legal and information technology, including salaries, benefits, and other related costs, company-wide incentive compensation and stock-based compensation.

(5) Leases

We have various lease agreements for our facilities, equipment and vehicles with remaining lease terms ranging from one to sixteen years. We determine if an arrangement contains a lease at inception. Some leases include the options to purchase, terminate or extend for one or more years. These options are included in the right-of-use (“ROU”) asset, lease liability and lease term when it is reasonably certain an option will be exercised. Our leases do not contain any material residual value guarantees or material restrictive covenants.

Most of our leases do not provide an implicit rate; therefore, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of the future lease payments.

Certain of our leases include variable costs. Variable costs include non-lease components that were incurred based upon actual terms rather than contractually fixed amounts. In addition, incremental lease payments that are indexed to a change in rate or index are considered variable costs. Because the ROU asset and lease liability recorded on the balance sheet were determined based upon factors considered at the commencement date, subsequent changes in the rate or index that were not contemplated result in variable expenses being incurred when actual payments differ from estimated payments.

On February 25, 2021, the Company entered into an agreement to amend its lease for its corporate office and extended the term. As part of this agreement, the Company sold land owned adjacent to our corporate office for $389, and entered into a lease with the buyer of the land for a new building, containing approximately 100,000 rentable square feet, to be constructed and funded by the lessor up to a certain amount. The lease terms, as amended, extend through March 31, 2038 for both the existing building and the expansion site. The lease for the new building will not commence until construction is substantially complete, and the total estimated base rent lease payments as of September 30, 2022 are $19,236, which are not included in the lease information below as the lease has not commenced. Additionally, we entered into a lease for a new building in Littleton, CO containing approximately 50,000 rentable square feet to be constructed and funded by the lessor up to a certain amount. The lease term is for ten years upon commencement, which is when construction is substantially complete. The total estimated base rent lease payments at September 30, 2022 are $14,233, which are not included in the lease information below as the lease has not yet commenced.

Balance sheet classifications at September 30, 2022 and December 31, 2021 are summarized below:

	September 30, 2022			December 31, 2021
(in thousands)	Right-of-use assets	Current lease liabilities	Long-term lease liabilities	Right-of-use assets	Current lease liabilities	Long-term lease liabilities
Operating leases	$38,736	$7,562	$38,858	$42,502	$7,711	$43,359
Finance leases	3,074	643	3,153	3,854	633	4,061
Total	$41,810	$8,205	$42,011	$46,356	$8,344	$47,420

Supplemental cash flow information related to our leases for the nine months ending September 30, 2022 and September 30, 2021 is as follows:

(in thousands)	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$7,677	$6,938
Operating cash outflow for finance leases	$148	$176
Financing cash outflow for finance leases	$486	$484

(6) Inventories

Components of inventories at September 30, 2022 and December 31, 2021 are summarized as follows:

(in thousands)	September 30, 2022	December 31, 2021
Raw materials	$40,786	$23,530
Work in process	6,650	5,173
Finished goods and parts	78,526	64,184
Inventories	$125,962	$92,887
We record a reserve on the carrying value of our inventory to reflect the rapid technological change in our industry that impacts the market for our products. The inventory reserve was $16,153 and $16,509 as of September 30, 2022 and December 31, 2021, respectively.
We transferred $1,063 and $1,610 of inventory to property and equipment during the nine months ended September 30, 2022 and 2021, respectively.

In the second quarter of 2022 we notified one of our contract manufacturers of our intent to terminate the manufacturing services arrangement and in-source the assembly and production process. The exit agreement was finalized in July 2022 and included a $1,670 exit fee accrued in the second quarter of 2022 and paid in third quarter of 2022, as well as the commitment to purchase $23,913 of inventory and $369 of fixed assets from the assembly manufacturer. Part of the inventory purchased was prepaid during previous quarters for $8,892, which resulted in a net payment of $17,060 in July 2022.

(7) Goodwill and Intangible Assets

The following table summarizes the activity in goodwill:

	Nine Months Ended September 30, 2022
	Healthcare			Industrial			Consolidated
(in thousands)	Gross Goodwill	Impairments	Net Goodwill	Gross Goodwill	Impairments	Net Goodwill	Gross Goodwill	Impairments	Net Goodwill

Balance at beginning of year	$121,970	$(32,055)	$89,915	$298,002	$(42,329)	$255,673	$419,972	$(74,384)	$345,588
Acquisitions	17,158	—	17,158	15,679	—	15,679	32,837	—	32,837
Foreign currency translation adjustments	(8,999)	—	(8,999)	(11,881)	—	(11,881)	(20,880)	—	(20,880)
Balance at the end of the period	$130,129	$(32,055)	$98,074	$301,800	$(42,329)	$259,471	$431,929	$(74,384)	$357,545

Intangible assets, net, at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022			December 31, 2021
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Weighted Average Useful Life Remaining (in years)
Intangible assets with finite lives:
Customer relationships	$47,699	$(44,345)	$3,354	$53,062	$(45,613)	$7,449	2.7
Acquired technology	53,205	(7,677)	45,528	17,518	(5,430)	12,088	8.1
Trade names	30,447	(11,176)	19,271	20,448	(10,438)	10,010	12.4
Patent costs	18,374	(10,897)	7,477	21,852	(11,812)	10,040	9.1
Trade secrets	19,398	(19,176)	222	19,924	(18,971)	953	0.4
Acquired patents	17,990	(16,107)	1,883	16,257	(15,945)	312	12.7
Other	12,686	(7,883)	4,803	12,982	(7,999)	4,983	8.4
Total intangible assets	$199,799	$(117,261)	$82,538	$162,043	$(116,208)	$45,835	9.1

Amortization expense related to intangible assets was $4,293 and $10,273 for the three and nine months ended September 30, 2022, respectively, compared to $2,690 and $7,619 for the three and nine months ended September 30, 2021, respectively.

(8) Accrued and Other Liabilities

Accrued liabilities at September 30, 2022 and December 31, 2021 are summarized as follows:

(in thousands)	September 30, 2022	December 31, 2021
Compensation and benefits	$19,454	$39,846
Accrued taxes	7,853	19,836
Vendor accruals	9,687	9,045
Legal contingencies	11,355	—
Product warranty liability	3,576	3,585
Accrued professional fees	2,321	2,263
Accrued other	1,141	1,593
Royalties payable	629	826
Total	$56,016	$76,994

Other long-term liabilities at September 30, 2022 and December 31, 2021 are summarized as follows:

(in thousands)	September 30, 2022	December 31, 2021
Long-term employee indemnity	$4,415	$5,237
Long-term tax liability	5,613	6,099
Defined benefit pension obligation	7,643	8,911
Long-term deferred revenue	5,815	10,244
Legal contingencies	6,751	—
Accrued earnout liability	13,265	1,327
Other long-term liabilities	145	436
Total	$43,647	$32,254

(9) Borrowings

Convertible Notes

On November 16, 2021 the Company issued $460,000 in aggregate principal amount of its 0% Convertible Senior Notes due November 15, 2026 (the “Notes”) pursuant to an Indenture, dated November 16, 2021 (the “Indenture”), between the Company and The Bank of New York Mellon, N.A., as trustee. The net proceeds from the offering of the Notes were $446,519 after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company in the amount of $13,481, of which $11,160 is unamortized at September 30, 2022. The annual effective interest rate of the Notes is 0.594% when including purchasers' discounts and commissions and offering expenses incurred by the Company. The Notes are senior, unsecured obligations of the Company, will not bear regular interest and the principal amount of the Notes will not accrete. The Notes will mature on November 15, 2026, unless earlier redeemed, repurchased or converted in accordance with their terms. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 15, 2026, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2022 (and only during such quarter), if the last reported sale price of the Company’s common stock, par value $0.001 per share (the “Common Stock”), is equal to or greater than 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Common Stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (4) upon the occurrence of specified corporate events, including a Fundamental Change (as defined in the Indenture), or distributions of the Common Stock. On or after August 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of the Common Stock, or a combination of cash and shares of the Common Stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Notes being converted. The Notes have an initial conversion rate of 27.8364 shares of Common Stock per $1 principal amount of Notes (which is subject to adjustment in certain circumstances). This is equivalent to an initial conversion price of approximately $35.92 per share. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the Indenture. Holders of the Notes have the right to require the Company to repurchase for cash all or a portion of their Notes at 100% of their principal amount, plus any accrued and unpaid special interest, upon the occurrence of a Fundamental Change. The Company is also required to increase the conversion rate for holders who convert their Notes in connection with a Fundamental Change or convert their Notes that are called for redemption, as the case may be, prior to the maturity date. The Company may not redeem the Notes prior to November 20, 2024. The Notes are redeemable, in whole or in part, for cash at the Company’s option at any time, and from time to time, on or after November 20, 2024 and before the 41st scheduled trading day immediately preceding the maturity date, but only if the last reported sale price per share of the Common Stock has been at least 130% of the conversion price then in effect for a specified period of time. The Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes; rank equal in right of payment to any of the Company’s future unsecured indebtedness that is not so subordinated; be effectively subordinated in right of payment to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company. The Indenture also contains covenants, events of default and other provisions which are customary for offerings of convertible notes. We are in compliance with all covenants. At September 30, 2022 the fair value of the Notes is $319,291. This is based on the quoted market price where the volume of activity is limited and not active and thus this is deemed a Level 2 fair value measurement.

The Company incurred $670 and $2,006 of debt issuance cost accretion for the three and nine months ended September 30, 2022. Debt issuance cost accretion of $668, $2,683, $2,698, $2,715 and $2,396 are expected to be incurred in the remaining three months of 2022 and in 2023, 2024, 2025 and 2026, respectively.

Credit Facility

We had a 5-year, $100,000 senior secured revolving credit facility (the “Senior Credit Facility”) to support working capital and general corporate purposes. The Senior Credit Facility also included a 5-year, $100,000 senior secured term loan facility (the “Term Facility”) that was fully repaid and terminated in the first quarter of 2021. Effective August 24, 2021, we terminated the 5-year $100,000 Senior Credit Facility. The Senior Credit Facility contained customary covenants, some of which required us to maintain certain financial ratios that determined the amounts available and terms of borrowings and events of default. We were in compliance with all covenants through the date of termination.

Borrowings under the Senior Credit Facility were subject to interest at varying spreads above quoted market rates, and a commitment fee was paid on the total unused commitment. The interest rate on the Senior Credit Facility was 1.9% at December 31, 2020. On January 1, 2021, the Company completed the sale of Cimatron. A portion of the proceeds from the sale were used to repay the outstanding balance on the Term Facility. The Term Facility was fully repaid and terminated in the first quarter of 2021. Concurrent with the repayment of the Term Facility, we terminated the interest rate swap. See Note 10 for additional information.

(10) Hedging Activities and Financial Instruments

Derivatives Designated as Hedging Instruments

Interest Rate Swap Contract

On July 8, 2019, we entered into a $50,000 interest rate swap contract, designated as a cash flow hedge, to minimize the risk associated with the variability of cash flows related to interest payments from variable-rate debt due to fluctuations in the one-month USD-LIBOR, subject to a 0% floor, through February 26, 2024. Changes in the interest rate swap were expected to offset the changes in cash flows attributable to fluctuations of the one-month USD-LIBOR for the interest payments associated with our variable-rate debt.

On January 4, 2021, in connection with the repayment and termination of the Term Facility, we terminated the interest rate swap agreement and recorded a $721 expense for the nine months ended September 30, 2021.

There were no derivatives designated as hedging instruments on our balance sheet at September 30, 2022 or December 31, 2021.

Derivatives Not Designated as Hedging Instruments

Foreign Currency Contracts

We conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. When appropriate, we enter into foreign currency contracts to hedge exposures arising from foreign currency transactions. We have elected not to prepare and maintain the documentation required to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, all gains and losses (realized or unrealized) are recognized in Interest and other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss). Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the condensed consolidated balance sheets.

We had $0 and $43,000 in notional foreign exchange contracts outstanding as of September 30, 2022 and December 31, 2021, respectively. The fair values of these contracts were not material.

We translate foreign currency balance sheets from each international businesses’ functional currency (generally the respective local currency) to U.S. dollars at end-of-period exchange rates, and statements of operations at average exchange rates for each period. The resulting foreign currency translation adjustments are a component of other comprehensive income (loss). We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars.

(11) Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to 3D Systems by the weighted average number of common shares outstanding during the applicable period. Diluted net income (loss) per share incorporates the additional shares issuable upon the assumed exercise of stock options and the vesting of restricted stock and restricted stock units, except in such case when their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator for basic and diluted net income (loss) per share:
Net (loss) income attributable to 3D Systems Corporation	$(37,398)	$292,656	$(97,158)	$328,252
Redeemable non-controlling interest redemption value in excess of carrying value	(462)	—	(462)	—
Net (loss) income attributable to common stock shareholders	$(37,860)	$292,656	$(97,620)	$328,252

Denominator for net income (loss) per share:
Weighted average shares - basic	127,991	122,663	127,478	122,178
Dilutive effect of shares issuable under stock-based compensation and other plans(1)	—	2,626	—	2,661
Weighted average shares - diluted	127,991	125,289	127,478	124,839
Anti-dilutive shares of stock-based compensation awards which are excluded from the dilutive shares above(2)	986	2,029	1,558	2,284

Net income (loss) per share - basic	$(0.30)	$2.39	$(0.77)	$2.69
Net income (loss) per share - diluted	$(0.30)	$2.34	$(0.77)	$2.63

(1) The dilutive impact of share awards for the three and nine months ended September 30, 2022 are deemed anti-dilutive because we had a net loss for these periods.

(2) Excludes the impact of shares contingently issuable upon the achievement of certain milestones in the Volumetric acquisition as discussed in Note 2. Additionally, it excludes 986 and 1,558 shares for the three and nine months ended September 30, 2022, respectively, and 2,029 and 2,284 shares for the three and nine months ended September 30, 2021, respectively, which are deemed fully or partially repurchased based on the calculation which requires certain assumptions regarding the assumed proceeds that will hypothetically repurchase unvested restricted shares and outstanding stock options.

On November 16, 2021, the Company issued $460,000 in aggregate principal amount of 0% Convertible Senior Notes due November 15, 2026 as discussed in Note 9. The Notes’ impact to diluted shares will be calculated using the if-converted method as prescribed in ASU 2020-06. The Notes will increase the diluted share count when the average share price over a quarterly interim or annual reporting period is greater than $35.92, the conversion price of the Notes. For the three and nine months ended September 30, 2022, the Notes were anti-dilutive on a stand-alone basis because the average share price during those periods did not exceed the conversion price and because we had a net loss for the three and nine months ended September 30, 2022.

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

Cash equivalents and short-term investments are valued utilizing the market approach to measure fair value for financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement As of September 30, 2022
	Fair Value Measurement				Balance Sheet Classification
	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Money market funds	Level 1	$157,186	$—	$157,186	$157,186	$—
Certificates of deposit	Level 2	990	—	990	—	990
Commercial paper	Level 2	5,987	—	5,987	—	5,987
Short-term bond mutual funds	Level 2	100,242	(400)	99,842	—	99,842
Corporate bonds(1)	Level 2	162,530	(1,252)	161,278	—	161,278
Total		$426,935	$(1,652)	$425,283	$157,186	$268,097

(1) Includes $745 and $743 of cost basis and fair market value, respectively, with a weighted average maturity of 1.5 years.

We did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the nine months ended September 30, 2022.

Additionally, as discussed in Note 2, the Enhatch warrants are measured at fair value on a recurring basis and are considered Level 3 in the fair value hierarchy. The value at September 30, 2022 was $200. The balance is recorded in other non-current assets. The fair value of the warrants was determined via a valuation as of September 30, 2022 using a Monte Carlo simulation which applied a number of assumptions including, but not limited to, financial projections, equity and revenue volatility estimates, risk free rates, comparable company financial metrics, correlations, risk factors and rates of returns.

	Fair Value Measurements as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Money market funds [a]	$485,521	$—	$—	$485,521

a.Money market funds at December 31, 2021 are recorded in cash and cash equivalents.

In addition to the assets and liabilities included in the above table, certain of our assets and liabilities are measured at fair value on a non-recurring basis. This includes goodwill and other intangible assets which are measured at fair value at acquisition and subsequently adjusted only if an impairment charge is recognized. For further discussion on the valuation techniques and inputs used in the fair value measurement of goodwill and other intangible assets, see Notes 1, 2 and 7. Additionally, the Enhatch convertible preferred stock investment and the related embedded call option are measured at fair value on a non-recurring basis for which a fair value adjustment will be made if there are any impairments or observable and orderly transactions undertaken by Enhatch which provides evidence/support of a reduction in carrying value.

(13) Income Taxes

We maintain the exception under ASC 740-270-30-36(b), “Accounting for Income Taxes,” for jurisdictions that do not have reliable estimates of ordinary income. Based on volatility in the industry, we have continued to use a year-to-date methodology in determining the effective tax rate for the three and nine months ended September 30, 2022.

For the three and nine months ended September 30, 2022, the Company’s effective tax rate was (0.9)% and (3.1)%, respectively. For three and nine months ended September 30, 2021, the Company’s effective tax rate was 2.0% and (0.9)%, respectively. The difference between the statutory tax rate and the effective tax rate for the three and nine months ended September 30, 2022, is primarily driven by a full valuation allowance in various jurisdictions. The difference between the statutory tax rate and the effective tax rate for the three and nine months ended September 30, 2021, is primarily driven by the reduction of a liability for uncertain tax positions, the foreign rate differential between the U.S. tax rate and foreign tax rates, the presence of a full valuation allowance in various jurisdictions, and differences in book and tax stock bases related to divestitures.

(14) Commitments and Contingencies

We lease certain of our facilities and equipment under non-cancelable operating and finance leases. See Note 5.

We had an inventory purchase commitment with an assembling manufacturer related to normal operations through June 30, 2022, as well as related to the termination of the agreement. See Note 6 for information regarding the commitments of the recurring inventory purchases and the agreement termination.

Litigation

Export Controls and Government Contracts Compliance Matter

In October 2017, the Company received an administrative subpoena from the Bureau of Industry and Security of the Department of Commerce (“BIS”) requesting the production of records in connection with possible violations of U.S. export control laws, including with regard to its Quickparts.com, Inc. subsidiary. In addition, while collecting information responsive to the above-referenced subpoena, the Company identified potential violations of the International Traffic in Arms Regulations (“ITAR”) administered by the Directorate of Defense Trade Controls of the Department of State (“DDTC”) and potential violations of the Export Administration Regulations administered by the BIS. On June 8, 2018 and thereafter, the Company submitted voluntary disclosures to BIS and DDTC identifying numerous potentially unauthorized exports of technical data.

As part of our ongoing review of trade compliance risks and the Company’s cooperation with the government, on November 20, 2019, we submitted to the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) an initial notice of voluntary disclosure regarding potential violations of economic sanctions related to Iran. We continued to investigate this issue and filed a final disclosure with OFAC on May 20, 2020 and a supplemental disclosure on December 22, 2021. We have and will continue to implement compliance enhancements to our export controls, trade sanctions, and government contracting compliance program to address the issues identified through our ongoing internal investigation and will cooperate with DDTC and BIS, as well as the U.S. Departments of Justice (“DOJ”), Defense, Homeland Security and Treasury in their ongoing reviews of these matters. In connection with these ongoing reviews, in August 2020, the Company received two federal grand jury subpoenas issued by the U.S. District Court for the Northern District of Texas. The Company responded to these two subpoenas and will continue to fully cooperate with the DOJ in the related investigation.

In addition, on July 19, 2019, the Company received a notice of immediate suspension of federal contracting from the United States Air Force, pending the outcome of an ongoing investigation. The suspension applied to 3D Systems, its subsidiaries and affiliates, and was related to export controls violations involving 3D Systems’ On Demand manufacturing business described above. Under the suspension, the Company was generally prohibited from receiving new federal government contracts or subcontracts from any executive branch agency as described in the provisions of 48 C.F.R Subpart 9.4 of the Federal Acquisition Regulation. The suspension allowed the Company to continue to perform current federal contracts, and also to receive awards of new subcontracts for items under $35 and for items considered commercially available off-the- shelf items. The Air Force lifted the suspension on September 6, 2019 following the execution of a two-year Administrative Agreement with the Company. The Company is now eligible to obtain and perform U.S. government contracts and subcontracts without restrictions. Under the Administrative Agreement, the Company was monitored and evaluated by independent monitors who reported to the Air Force on the Company’s compliance with the terms of the Administrative Agreement as it related to the Company’s Ethics & Compliance Program, including its overall culture, government contracting compliance program, and export controls compliance program. The Air Force terminated the Administrative Agreement and associated monitorship early on August 12, 2021 after the monitors found that 3D Systems had satisfied the requirements of the Administrative Agreement.

The Company is currently discussing settlements with BIS, DOJ and DDTC. Although the Company cannot predict the ultimate resolution of these matters, based on the progress toward settlement, as of September 30, 2022, the Company accrued an amount in anticipation of penalties payable in connection with future settlements. In addition, the Company expects to incur significant expenditures related to future investments in its compliance programs that will be accounted for in the period in which the expenditures are incurred.

Shareholder Suits

The Company and certain of its current and former executive officers have been named as defendants in a consolidated putative stockholder class action lawsuit pending in the United States District Court for the Eastern District of New York. The action is styled In re 3D Systems Securities Litigation, No. 1:21-cv-01920-NGG-TAM (E.D.N.Y.) (the “Securities Class Action”). On July 14, 2021, the Court appointed a Lead Plaintiff for the putative class and approved his choice of Lead Counsel. Lead Plaintiff filed his Consolidated Amended Complaint (the “Amended Complaint”) on September 13, 2021, alleging that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the current and former executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. The Amended Complaint was filed on behalf of stockholders who purchased shares of the Company’s common stock between May 6, 2020 and March 5, 2021, and seeks monetary damages on behalf of the purported class. Defendants moved to dismiss the Amended Complaint on February 15, 2022, the motion was fully briefed in May 2022. On October 28, 2022, the parties notified the District Court that they have reached an agreement in principle resolving this action. The settlement is subject to both preliminary and final approval by the District Court. On April 15, 2022, the Company was informed the SEC is conducting a formal investigation of the Company related to, among other things, the allegations in the Securities Class Action and the Company received a subpoena from the SEC for the production of documents and information related to its investigation as a follow on to a previous voluntary request for documents. The Company is cooperating with the SEC.

The Company has been named as a nominal defendant and certain of its current and former executive officers and directors have been named as defendants in derivative lawsuits pending in the United States District Court for the Eastern District of New York, the South Carolina Court of Common Pleas for the 16th Circuit, York County, and the Supreme Court of the State of New York, Kings County. The actions are styled Nguyen v. Joshi, et al., No. 21-cv-03389-NGG-TAM (E.D.N.Y.) (the “Nguyen Action”), Lesar v. Graves, et al., No. 2021CP4602308 (S.C., Ct. of Common Pleas for the 16th Judicial Cir., Cty. of York) (the “Lesar Action”), Scanlon v. Graves, et al., No. 2021CP4602312 (S.C., Ct. of Common Pleas for the 16th Judicial Cir., Cty. of York) (the “Scanlon Action”), Bohus v. Joshi, et al., No. 22-cv-2203-CBA-RML (E.D.N.Y.) (the “Bohus Action”) and Fernicola v. Clinton, et al., No. 512613/2022 (N.Y., Kings County Supreme Court) (the “Fernicola Action”). The Complaints in the Nguyen and Bohuhs Actions, which were filed on June 15, 2021 and April 18, 2022, respectively, assert breach of fiduciary duty claims against all defendants and claims for contribution under the federal securities laws against certain of the defendants. The Complaints in the Lesar Action and the Scanlon Action, which were filed on July 26, 2021, assert breach of fiduciary duty and unjust enrichment claims against defendants. The Complaint in the Fernicola Action, which was filed on May 2, 2022, asserts claims for breach of fiduciary duty and waste of corporate assets against the director defendants. On August 27, 2021, the Nguyen Action was stayed until 30 days after the earlier of: (i) the close of discovery in the Securities Class Action, or (ii) the deadline for appealing a dismissal of the Securities Class Action with prejudice. On October 26, 2021, the Lesar Action and the Scanlon Action were consolidated into a single stockholder derivative action, styled as In Re 3D Systems Corp. Shareholder Derivative Litigation, No. 2021CP4602308 (S.C., Ct. of Common Pleas for the 16th Judicial Cir., Cty. Of York) (the “South Carolina Derivative Action”). On March 3, 2022, the South Carolina Derivative Action was stayed until 30 days after the earlier of: (i) the close of discovery in the Securities Class Action, or (ii) the deadline for appealing a dismissal of the Securities Class Action with prejudice. On June 16, 2022, the Bohus Action was consolidated with the Nguyen Action (the "E.D.N.Y. Derivative Action"). The E.D.N.Y. Derivative Action is stayed until 30 days after the earlier of: (i) the close of discovery in the Securities Class Action, or (ii) the deadline for appealing a dismissal of the Securities Class Action with prejudice. On August 15, 2022, the Fernicola Action was voluntarily dismissed without prejudice.

The Company believes the claims alleged in the putative securities class action and derivative lawsuits are without merit and the Company intends to defend itself and its current and former officers vigorously.

Other

We are involved in various other legal matters incidental to our business. Although we cannot predict the results of the litigation with certainty, we believe that the disposition of these various other legal matters will not have a material adverse effect, individually or in the aggregate, on our consolidated results of operations, consolidated cash flows or consolidated financial position.

In connection with the foregoing matters, we have recognized an $18,100 liability as of September 30, 2022.

(15) Restructuring and Exit Activity Costs

In June 2022, we notified one of our contract manufacturers of our intention to terminate the manufacturing services agreement and in-source the printer assembly and production in July 2022. In connection with the termination, we incurred a $1,670 exit fee which was accrued as of June 30, 2022 and paid in July 2022. The expense was recorded in selling, general and administrative as part of general corporate expenses. Additionally, we had a commitment to purchase $23,913 of inventory and $369 of fixed assets from the contract manufacturer which was paid in July of 2022. Part of the inventory purchased was prepaid during previous quarters for $8,892 which resulted in a net cash payment of $17,060 in July 2022.

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

(in thousands)	Costs Incurred During 2020	Costs Incurred During the Nine Months Ended September 30, 2021	Total Costs Incurred Through September 30, 2021
Severance, termination benefits and other employee costs	$12,914	$660	$13,574
Facility closing costs	6,470	640	7,110
Other costs	668	(179)	489
Total	$20,052	$1,121	$21,173

The liabilities at September 30, 2021 related to these costs were principally recorded in accrued expenses in the condensed consolidated balance sheets and were as follows:

(in thousands)	Balance at December 31, 2020	Costs Incurred During the Nine Months Ended September 30, 2021	Cost Paid During 2021	Non-cash Adjustments	Liability at September 30, 2021
Severance, termination benefits and other employee costs	$7,173	$660	$(7,833)	$—	$—
Facility closing costs	—	640	(640)	—	—
Other costs	—	(179)	—	179	—
Total	$7,173	$1,121	$(8,473)	$179	$—

(16) Stock-Based Compensation

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense	$11,447	$13,417	$31,508	$43,992
Tax benefit	$—	$—	$—	$—

Included in the above expenses for the three and nine months ended September 30, 2022 is $1,282 and $3,123, respectively, and $6,472, and $18,885 for the three and nine months ended September 30, 2021, respectively, pertaining to annual incentive compensation which is paid in Company shares. Additionally, the above expense for the three and nine months ended September 30, 2022 includes $1,989 and $5,969 related to the Volumetric contingent earnout milestones as discussed in Note 2.

During the three and nine months ended September 30, 2022, the Company granted 235 and 3,398 shares of restricted stock which had a weighted average grant date fair value of $10.86 per share and $14.11 per share, respectively. The restricted stock awards generally vest ratably over three years, except for those awards granted to settle the accrued incentive compensation liability at December 31, 2021 for which the awards vested immediately.

During the nine months ended September 30, 2022, the Company also granted 325 of performance-based restricted stock units, whereby the number of shares that ultimately vest are based on the three-year performance of the Company's share price as compared to an index. These awards were valued using a Monte Carlo simulation and the grant date fair value is $28.71 per share.

Unrecognized stock-based compensation expense at September 30, 2022 was $57,360 which is expected to be recognized over a weighted average period of 2.8 years.

The following tables summarize information relating to restricted equity stock vesting:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Vesting of restricted stock:
Fair value of shares vested	$49,961	$47,666
Tax benefit realized upon vesting	$—	$—
Number of shares vested	3,044	1,706

(17) Redeemable Non-controlling Interest

In connection with the acquisition of 93.75% of Kumovis on April 1, 2022, as discussed in Notes 1 and 2, the Company recorded a RNCI. The RNCI represents non-controlling shareholders’ interest in Kumovis, which is controlled, but not wholly owned by, 3D Systems, and for which 3D Systems’ obligation to redeem the minority shareholders’ interest is governed by a put/call relationship. Subsequent to the initial measurement at fair value, the RNCI is recorded at the greater of its redemption value or its carrying value at the end of each reporting period. If the RNCI is carried at its redemption value, the difference between the redemption value and the carrying value is adjusted at the end of each reporting period through additional paid-in capital. The Company also performs a quarterly assessment to determine if the aforementioned redemption value exceeds the fair value of the RNCI. If the redemption value of the RNCI exceeds its fair value, the excess will reduce the net income attributable to 3D Systems shareholders.

The following table shows changes in the RNCI related to the acquisition of Kumovis:

Nine Months Ended September 30,
(in thousands)	2022
Balance at January 1, 2022	$—
Fair value at the date of acquisition (1)	1,559
Net loss	(184)
Redemption value in excess of carrying value	462
Translation adjustments	(183)
Balance at September 30, 2022	$1,654
(1) Fair value as of the date of acquisition is an estimate. The fair value of the RNCI is currently being determined as part of the business combination accounting.

(18) Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive loss by component are as follows:

	Three Months Ended September 30, 2022
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Liquidation of non-US entity and purchase of non-controlling interests	Unrealized loss on short-term investments	Total
Balance at June 30, 2022	$(55,229)	$(1,976)	$33	$(4,023)	$(61,195)
Other comprehensive income (loss)	(22,135)	156	—	(32)	(22,011)
Amounts reclassified from accumulated other comprehensive income (loss) [a]	—	—	—	2,402	2,402
Balance at September 30, 2022	$(77,364)	$(1,820)	$33	$(1,653)	$(80,804)

	Nine Months Ended September 30, 2022
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Liquidation of non-US entity and purchase of non-controlling interests	Unrealized loss on short-term investments	Total
Balance at December 31, 2021	$(35,497)	$(2,242)	$33	$—	$(37,706)
Other comprehensive income (loss)	(41,867)	422	—	(4,055)	(45,500)
Amounts reclassified from accumulated other comprehensive income (loss) [a]	—	—	—	2,402	2,402
Balance at September 30, 2022	$(77,364)	$(1,820)	$33	$(1,653)	$(80,804)

	Three Month Ended September 30, 2021
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Derivative financial instruments	Liquidation of non-US entity and purchase of non-controlling interests	Total
Balance at June 30, 2021	$(27,088)	$(2,715)	$—	$6,514	$(23,289)
Other comprehensive income (loss)	(15,277)	125	—	—	(15,152)
Amounts reclassified from accumulated other comprehensive income (loss) [a]	—	—	—	2,431	2,431
Balance at September 30, 2021	$(42,365)	$(2,590)	$—	$8,945	$(36,010)

	Nine Months Ended September 30, 2021
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Derivative financial instruments	Liquidation of non-US entity and purchase of non-controlling interests	Total
Balance at December 31, 2020	$(4,864)	$(2,924)	$(721)	$33	$(8,476)
Other comprehensive income (loss)	(37,501)	334	—	—	(37,167)
Amounts reclassified from accumulated other comprehensive income (loss) [a]	—	—	721	8,912	9,633
Balance at September 30, 2021	$(42,365)	$(2,590)	$—	$8,945	$(36,010)
0

a.Amount reclassified into Interest and other income (expense), net on the statement of operations. See Note 10.

The amounts presented in the table above are in other comprehensive loss and are net of taxes.

(19) Subsequent Events

On August 8, 2022, we announced that we entered an agreement to acquire dp polar GmbH ("dp polar"), a German-based designer and manufacturer of the industry’s first additive manufacturing system designed for true high-speed mass production of customized components, for €30,000, of which €20,000 will be paid in cash and the remainder will be paid via the issuance of the Company’s common stock. Central to dp polar’s patented continuous printing process is a large-scale, segmented, rotating print platform that eliminates the start/stop operations of virtually all additive manufacturing platforms. With dp polar’s technology and patented polar coordinate control, the print heads remain stationary above the rotating platform, providing a continuous print process. The acquisition closed on October 4, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1, (the “Financial Statements”). Also, we are subject to a number of risks and uncertainties that may affect our future performance that are discussed in greater detail under the heading "Forward Looking Statements" below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K") and below in Part II, Item 1A in this Form 10-Q for the quarter ended June 30, 2022 under the heading "Risk Factors".

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

Divestitures (see Note 2 of the Financial Statements for further details)

In the second quarter of 2022, we notified one of our contract manufacturers of our intent to terminate the manufacturing services arrangement and in-source the assembly and production process. The exit agreement was finalized in July 2022 and includes a $1.7 million exit fee accrued in the second quarter of 2022 and paid in third quarter of 2022, as well as the commitment to purchase $23.9 million of inventory and $0.4 million of fixed assets from the assembly manufacturer. Part of the inventory purchased was prepaid during previous quarters for $8.9 million which resulted in a net payment of $17.1 million in July 2022.

In conjunction with our four-phased plan, we divested parts of our business that did not align with our strategic focus on additive manufacturing. The divestitures were completed in 2021, with net proceeds totaling $421.5 million. In January 2021, we sold Cimatron Ltd., which operated our Cimatron integrated CAD/CAM software for the tooling business and its GibbsCAM CNC programming software business. In August 2021, we sold our Simbionix line of surgical simulators. In September 2021, we sold our On Demand Manufacturing ("ODM"). These divestitures represent the completion of our planned divestitures of non-core assets as part of the strategic plan noted above.

Acquisitions (See Note 2 of the Financial Statements for Further Details)

The last phase of the plan was to invest in growth. Once the restructuring phase and the divestitures of non-core assets were complete, the company made several acquisitions and investments.

On April 1, 2022, we completed the acquisition of 93.75% of Kumovis GmbH ("Kumovis") for an all-cash purchase price of $37.7 million. The payment of $3.6 million is deferred for up to fifteen months from the closing date. Kumovis, which is part of the Healthcare segment, utilizes polyether ether keton or “PEEK” materials, which have properties that lend it to many medical applications, including many implant applications, that fit into our personalized healthcare operations. The impact of the acquisition is not expected to have a near-term material impact to the Company's financial position, statement of operations or cash flows.

On April 1, 2022, we completed the 100% acquisition of Titan Additive LLC ("Titan") for an all-cash purchase price of $39.0 million. Titan, which is part of the Industrial segment, is a pellet-based extrusion platform that addresses customer applications requiring large build volumes, superior performance, and improved productivity at significantly lower cost. We believe the acquisition of Titan will open up new markets in the Industrial segment. The impact of the acquisition is not expected to have a near-term material impact to the Company's financial position, statement of operations or cash flows.

In March 2022, the Saudi Arabian Industrial Investments Company ("Dussur") and 3D Systems signed an agreement to form a joint venture intended to expand the use of additive manufacturing within the Kingdom of Saudi Arabia and surrounding geographies, including the Middle East and North Africa. The joint venture is to enable the development of Saudi Arabia's domestic additive manufacturing production capabilities, consistent with the Kingdom’s ‘Vision 2030,’ which is focused on diversification of the economy and long-term sustainability. Once the joint venture is formed, 3D Systems will own approximately 49% and is committed to an initial investment of about $6.5 million. Additional future investments are contingent upon the achievement of certain milestones by the joint venture. The expected impact on the Company’s financial position, results of operations and cash flows will not be material other than the cash outflow(s) related to the initial and contingent investments.

In March 2022, we made a $10.0 million investment for an approximate 26.6% ownership interest in Enhatch Inc. ("Enhatch"), the developer of the Intelligent Surgery Ecosystem. We simultaneously entered into a collaboration and supply agreement with Enhatch. We also obtained warrants to purchase additional shares of Enhatch and the right to purchase, in the future, the remaining shares of Enhatch that 3D Systems does not own if certain revenue targets are achieved. Enhatch's Intelligent Surgery Ecosystem provides technologies which streamline and scale the design and delivery of patient-specific medical devices by automating the process. Incorporating these capabilities into 3D Systems’ workflow for patient-specific solutions, which includes advanced software, expert treatment planning services, custom implants, instrumentation design, and industry-leading production processes, will help more efficiently meet the growing demand for personalized medical devices. The expected impacts on the Company’s financial position, results of operations and cash flows are not material other than potential future cash used to exercise the warrants or call option.

During the three months ended September 30, 2022, the Company recorded an impairment charge of $2.8 million related to the carrying value of its investment in Enhatch. This impairment charge was the result of lower than projected revenues recognized by Enhatch during the quarter, as well as a reduction to near-term forecasted revenues due to a delay in receiving certain regulatory approvals. In addition, the carrying value of the Enhatch warrants, which are required to be recorded at their fair value as of the end of each quarter, was reduced from $0.3 million to $0.2 million. The Company has recorded the impairment charge related to its Enhatch investment, as well as the change in the value of the Enhatch warrants, within Interest and other income (expense), net on the statements of operations for the three and nine months ended September 30, 2022.

On December 1, 2021, we acquired Volumetric Biotechnologies, Inc. (“Volumetric”), for $40.2 million. Additional payments of up to $355.0 million are possible upon (1) the attainment of seven non-financial milestones, each of which requires achievement prior to either December 31, 2030 and 2035, and (2) the continued employment of certain key individuals from Volumetric. Volumetric’s mission is to develop the ability to manufacture human organs using bioprinting methods and the underlying technologies required to create these highly complex biological structures. With this acquisition, 3D Systems expanded our capabilities and capacity in 3D printing related to bio-printing and regenerative medicine. Combining 3D Systems' regenerative medicine group with Volumetric’s highly complementary skill sets of biological expertise and cellular engineering is expected to accelerate our core regenerative medicine strategies which include the bio-printing of human organs, additional non-organ applications and bio-printing technologies for research labs. The acquisition’s near-term impact on the Company's financial position, results of operations and cash flows are expected to be dilutive. Volumetric's operating results are reported in the Healthcare segment.

On November 1, 2021, we acquired Oqton, Inc. (“Oqton”), for $187.8 million. Oqton is a software company that creates an intelligent, cloud-based Manufacturing Operating System (MOS) platform tailored for flexible production environments that increasingly utilize a range of advanced manufacturing and automation technologies, including additive manufacturing solutions, in their production workflows. The cloud-based solution leverages the Industrial Internet of Things, artificial intelligence, and machine learning technologies to deliver a solution for customers to automate their digital manufacturing workflows, scale their operations and enhance their competitive position. The Oqton acquisition will allow the Company to expand its existing additive manufacturing software suite to the entire additive industry. Oqton's operating results are reported in the Industrial segment and the acquisition’s impact on the Company’s financial position, results of operations and cash flows have been dilutive.

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

COVID-19 Pandemic and Current Economic Environment

The COVID-19 pandemic continues to impact the global economy, disrupt global supply chains, and create significant volatility in the financial markets. These factors have resulted in inflationary and cost pressures that have significantly increased, and continue to adversely impact, our production and distribution costs, including costs of spare parts and materials, packaging materials, and freight. We continue to experience pressure on our supply chain due to strained transportation capacity, lack of sufficient labor availability, and manufacturing backlogs. In addition, the Russia conflict with Ukraine led to our exit from the Russian market early this year, and the conflict continues to exacerbate inflationary cost pressures and supply chain constraints which are negatively impacting the global economy and our business.

Due to the COVID-19 pandemic, our affiliates, employees, suppliers, customers, and others have been restricted or prevented from conducting normal business activities, including shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. While these restrictions have eased since 2021, if the COVID-19 pandemic resurges, governmental authorities may reimpose additional health and safety requirements which could again restrict or prevent normal business activities. Our offices are currently open and business travel has resumed, with safety measures in place and in accordance with local guidance.

We are managing our operations, continuing to monitor the ongoing impacts of COVID-19, and reviewing guidance from international and domestic authorities. We remain committed to protecting our employees, delivering for our customers, and supporting our communities.

The COVID-19 pandemic and other factors impacting the current economic environment, such as inflation, weak economic conditions, including the possibility of a recession, and equity market volatility continued to impact our reported results for the year ended December 31, 2021, as well as the three and nine months ended September 30, 2022. We are unable to predict the longer-term impact that these factors may have on our business, results of operations, financial position or cash flows. The extent to which our operations may be impacted will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the severity or resurgence of a COVID-19 outbreak, actions by government authorities to contain an outbreak or treat its impact, actions by government authorities to address inflationary and cost pressures, and the severity, length, and potential expansion of the conflict in Ukraine. The impacts of these uncertain global health, economic and geopolitical conditions could result in reduced customer demand due to delays in purchasing decisions or the reduction in use of our services, further supply chain disruptions, including the shortages of critical components, and continued disruptions to, and volatility in, the financial markets. Events surrounding the global economy, geopolitics, and the COVID-19 pandemic continue to evolve. Although we believe that we will ultimately emerge from these events well positioned for long-term growth, uncertainties remain and, as such, we cannot reasonably estimate the duration or extent of these adverse factors on our business, results of operations, financial position, or cash flows.

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

Summary of Financial Results for the Three and Nine Months Ended September 30, 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue:
Products	$96,337	$108,884	$300,662	$311,170
Services	35,916	47,212	104,637	153,599
Total revenue	132,253	156,096	405,299	464,769
Cost of sales:
Products	58,042	64,252	181,845	180,251
Services	21,541	27,529	63,851	86,958
Total cost of sales	79,583	91,781	245,696	267,209
Gross profit	52,670	64,315	159,603	197,560
Operating expenses:
Selling, general and administrative	65,579	65,737	185,398	176,800
Research and development	20,796	15,786	63,180	49,987
Total operating expenses	86,375	81,523	248,578	226,787
Loss from operations	$(33,705)	$(17,208)	$(88,975)	$(29,227)

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Total consolidated revenue for the three months ended September 30, 2022 decreased $23.8 million, or 15.3%, compared to the same period last year, primarily driven by divestitures of non-core businesses and the negative impacts of foreign exchange. Revenue from divested businesses in the third quarter of 2021 was $19.4 million and foreign exchange negatively impacted revenue in the third quarter of 2022 by $8.2 million. The $12.5 million decrease in products revenue is primarily due to divestitures of $5.4 million, the negative impacts of foreign exchange of $6.2 million, and lower sales volumes in the dental market, partially offset by higher volumes and favorable sales price/mix in other markets. The $11.3 million decrease in services revenue is primarily due to divestitures of $14.0 million and the negative impact of foreign exchange of $2.0 million, partially offset by higher sales volumes of $4.7 million.

Gross profit for the three months ended September 30, 2022 decreased $11.6 million, or 18.1%, to $52.7 million, compared to $64.3 million for the three months ended September 30, 2021. The gross profit margin for the three months ended September 30, 2022 and 2021 was 39.8% and 41.2%, respectively. The decrease in products and services gross profit and gross profit margin is primarily a result of divestitures of $9.4 million, cost inflation, supply chain pressures, and higher freight costs.

Operating expenses for the three months ended September 30, 2022 increased $4.9 million, or 6.0%, to $86.4 million, compared to $81.5 million for the three months ended September 30, 2021. Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2022 decreased $0.2 million, or 0.2%, to $65.6 million, compared to $65.7 million for the same period last year due to lower incentive compensation expense of $13.4 million and the decrease in expenses due to divestitures of $3.3 million, substantially offset by a $9.0 million increase in expenses for estimated costs from legal contingencies and other settlements and a $4.4 million increase in expenses due to acquisitions. Research and development (“R&D”) expenses for the three months ended September 30, 2022 increased $5.0 million, or 31.7%, to $20.8 million, due to expenses from acquisitions of $4.6 million and continued investments in growth initiatives, partly offset by the absence of expenses from divested businesses of $1.4 million.

Our operating loss for the three months ended September 30, 2022 was $33.7 million, compared to a $17.2 million operating loss for the three months ended September 30, 2021, due to lower gross profit and higher R&D expenses as discussed above.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Total consolidated revenue for the nine months ended September 30, 2022 decreased $59.5 million, or 12.8%, compared to the same period last year, primarily driven by divestitures of non-core businesses and the negative impacts of foreign exchange, partly offset by higher sales volumes. Revenue from divested businesses for the nine months ended September 30, 2021 was $71.7 million, foreign exchange negatively impacted revenue in the nine months ended September 30, 2022 by $17.5 million, and higher sales volumes resulted in a $29.6 million increase in revenue. The $10.5 million decrease in products revenue is primarily due to divestitures of $23.0 million, the negative impacts of foreign exchange of $12.9 million, and lower sales volumes in the dental market, partly offset by higher volumes and favorable sales price/mix in other markets. The $49.0 million decrease in services revenue is due to divestitures of $48.7 million and the negative impact of foreign exchange of $4.6 million partially offset by higher sales volumes of $4.3 million.

Gross profit for the nine months ended September 30, 2022 decreased $38.0 million, or 19.2%, to $159.6 million, compared to $197.6 million for the nine months ended September 30, 2021. Gross profit margin for the nine months ended September 30, 2022 and September 30, 2021 was 39.4% and 42.5%, respectively. The decrease in products and services gross profit and gross profit margin is primarily a result of divestitures of $33.5 million, cost inflation, supply chain pressures, and higher freight costs.

Operating expenses for the nine months ended September 30, 2022 increased $21.8 million, or 9.6%, to $248.6 million, compared to $226.8 million for the nine months ended September 30, 2021. SG&A expenses for the nine months ended September 30, 2022 increased $8.6 million, or 4.9%, to $185.4 million, compared to $176.8 million for the same period last year due to an increase in expenses for estimated costs from legal contingencies and other settlements of $19.2 million, expenses from acquired companies of $11.1 million, Volumetric contingent consideration of $12.0 million, and an increase in merger and acquisition expenses, partly offset by lower incentive compensation expense of $28.6 million and the absence of expenses from divested businesses of $12.0 million. R&D expenses for the nine months ended September 30, 2022 increased $13.2 million, or 26.4%, to $63.2 million, due to expenses from acquisitions of $14.0 million and continued investments in growth initiatives, partly offset by the absence of expenses from divested businesses of $5.3 million.

Our operating loss for the nine months ended September 30, 2022 was $89.0 million, compared to a $29.2 million operating loss for the nine months ended September 30, 2021, due to lower gross profit and higher SG&A and R&D expenses as discussed above.

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Segments income statement

The following table sets forth our operating results by segment:

	Three Months Ended September 30,
	2022			2021
	Healthcare	Industrial	Consolidated	Healthcare	Industrial	Consolidated
(in thousands)
Revenue	$64,203	$68,050	$132,253	$76,365	$79,731	$156,096
Cost of sales	39,547	40,036	79,583	44,735	47,046	91,781
Gross profit	24,656	28,014	52,670	31,630	32,685	64,315
Less:
Segment operating expenses	18,151	21,442	39,593	22,576	19,487	42,063
Segment operating income	$6,505	$6,572	13,077	$9,054	$13,198	22,252
General corporate expense, net (a)			46,782			39,460
Operating (loss)			$(33,705)			$(17,208)
(a) - General corporate expense, net includes expenses not specifically attributable to our segments for functions such as human resources, finance, legal and information technology, including salaries, benefits, and other related costs, company-wide incentive compensation and stock-based compensation.

For the three months ended September 30, 2022, Healthcare revenue decreased $12.2 million, or 15.9%, compared to the same period last year primarily due to divestitures, the negative impacts of foreign exchange, and lower sales volumes in the dental market, partly offset by higher volumes and favorable sales price/mix in other markets. For the three months ended September 30, 2022 and 2021, products revenue from Healthcare contributed $43.0 million and $55.5 million, respectively. The decrease in products revenue in Healthcare is primarily due to divestitures, lower sales volumes in the dental market, and the negative impacts of foreign exchange, partially offset by higher sales volumes in other markets. For the three months ended September 30, 2022 and 2021, services revenue from Healthcare contributed $21.3 million and $20.9 million, respectively.

For the three months ended September 30, 2022, Industrial revenue decreased $11.7 million, or 14.7%, compared to the same period last year primarily due to divestitures and the negative impacts of foreign exchange, partially offset by higher sales volumes. For the three months ended September 30, 2022 and 2021, products revenue from Industrial contributed $53.4 million and $53.4 million, respectively. Products revenue in Industrial was flat, with higher sales volumes being offset by the negative impacts of foreign exchange. For the three months ended September 30, 2022 and 2021, services revenue from Industrial contributed $14.7 million and $26.4 million, respectively. The decrease in services revenue in the Industrial segment is due to divestitures and the negative impacts of foreign exchange, partially offset by higher sales volumes.

For the three months ended September 30, 2022, Healthcare gross profit decreased $7.0 million compared to the same period last year. Further, the gross profit margin decreased to 38.4% for the three months ended September 30, 2022 compared to 41.4% in the same period last year. The year over year decrease in Healthcare gross profit margin is primarily due to divestitures and lower sales volumes in the dental market, partially offset by higher sales volumes in other markets.

For the three months ended September 30, 2022, Industrial gross profit decreased $4.7 million, compared to the same period last year primarily due to divestitures. The gross profit margin of 41.2% for the three months ended September 30, 2022 increased from 41.0% in the same period last year. The year over year increase in gross profit margin was primarily due to favorable product mix changes.

For the three months ended September 30, 2022, Healthcare operating expenses decreased $4.4 million, or 19.6%, compared to the same period last year. This decrease primarily relates to a $6.2 million decrease in SG&A costs related to divestitures, partially offset by a $1.9 million increase in Healthcare’s allocated portion of R&D costs that are shared between the Company’s two operating segments.

For the three months ended September 30, 2022, Industrial operating expenses increased $2.0 million, or 10.0%, compared to the same period last year. This increase primarily relates to a $3.4 million increase in Industrial’s allocated portion of R&D costs that are shared between the Company’s two operating segments, offset by a $1.5 million decrease in SG&A costs attributable to the segment.

Revenue

The following table sets forth the change in revenue for the three months ended September 30, 2022 and 2021.

(Dollars in thousands)	Products		Services		Total
Revenue — third quarter 2021	$108,884		$47,212		$156,096
Change in revenue:
Volume	(2,955)	(2.7)%	4,749	10.1%	1,794	1.1%
Divestitures	(5,354)	(4.9)%	(14,049)	(29.8)%	(19,403)	(12.4)%
Price/Mix	1,942	1.8%	—	—%	1,942	1.2%
Foreign currency translation	(6,180)	(5.7)%	(1,996)	(4.2)%	(8,176)	(5.2)%
Net change	(12,547)	(11.5)%	(11,296)	(23.9)%	(23,843)	(15.3)%
Revenue — third quarter 2022	$96,337		$35,916		$132,253

Total consolidated revenue for the three months ended September 30, 2022 decreased $23.8 million, or 15.3%, compared to the same period last year, driven by divestitures of non-core businesses and the negative impact of foreign exchange. Revenue from divested businesses in the third quarter of 2021 was $19.4 million, and foreign exchange negatively impacted revenue in the third quarter of 2022 by $8.2 million. Challenging macroeconomic conditions adversely impacted products sales volumes in the dental market, partially offset by higher sales volumes in other markets.

Gross profit and gross profit margins

The following table sets forth gross profit and gross profit margins for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022		2021		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$38,295	39.8%	$44,632	41.0%	$(6,337)	(14.2)%	(1.2)	(2.9)%
Services	14,375	40.0%	19,683	41.7%	(5,308)	(27.0)%	(1.7)	(4.1)%
Total	$52,670	39.8%	$64,315	41.2%	$(11,645)	(18.1)%	(1.4)	(3.4)%

Gross profit for the three months ended September 30, 2022, decreased $11.6 million, or 18.1%, to $52.7 million, compared to $64.3 million for the three months ended September 30, 2021. The gross profit margin for the three months ended September 30, 2022 and 2021 were 39.8% and 41.2%, respectively. The decrease in products and services gross profit and gross profit margin is primarily a result of divestitures of $9.4 million, cost inflation, supply chain pressures, and higher freight costs.

Operating expenses

The following table sets forth the components of consolidated operating expenses for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022		2021		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$65,579	49.6%	$65,737	42.1%	$(158)	(0.2)%
Research and development expenses	20,796	15.7%	15,786	10.1%	5,010	31.7%
Total operating expenses	$86,375	65.3%	$81,523	52.2%	$4,852	6.0%

For the three months ended September 30, 2022, as compared to the same period last year, SG&A expenses are flat, primarily due to lower incentive compensation expense of $13.4 million and the decrease in expenses due to divestitures of $3.3 million, which were substantially offset by a $9.0 million increase in expenses for estimated costs from legal contingencies and other settlements and a $4.4 million increase in expenses due to acquisitions.

For the three months ended September 30, 2022, as compared to the same period last year, R&D expenses increased $5.0 million due to expenses from acquisitions of $4.6 million and continued investments in growth initiatives, partly offset by the absence of expenses from divested businesses of $1.4 million.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Segments income statement

The following table sets forth our operating results by segment:

	Nine Months Ended September 30,
	2022			2021
	Healthcare	Industrial	Consolidated	Healthcare	Industrial	Consolidated
(in thousands)
Revenue	$200,295	$205,004	$405,299	$231,712	$233,057	$464,769
Cost of sales	124,309	121,387	245,696	127,600	139,609	267,209
Gross profit	75,986	83,617	159,603	104,112	93,448	197,560
Less:
Segment operating expenses	52,908	68,296	121,204	53,012	57,770	110,782
Segment operating income	$23,078	$15,321	38,399	$51,100	$35,678	86,778
General corporate expense, net (a)			127,374			116,005
Operating (loss)			$(88,975)			$(29,227)
(a) - General corporate expense, net includes expenses not specifically attributable to our segments for functions such as human resources, finance, legal and information technology, including salaries, benefits, and other related costs, company-wide incentive compensation and stock-based compensation.

For the nine months ended September 30, 2022, Healthcare revenue decreased $31.4 million, or 13.6%, as compared to the same period last year primarily due to divestitures, the negative impacts of foreign exchange, and lower sales volumes in the dental market, partly offset by higher volumes and favorable sales price/mix in other markets. For the nine months ended September 30, 2022 and 2021, products revenue from Healthcare contributed $141.0 million and $162.9 million, respectively. The decreased products revenue in Healthcare is primarily due to divestitures of $26.6 million and lower sales volumes in the dental market, partially offset by higher volumes and favorable sales price/mix in other markets. For the nine months ended September 30, 2022 and 2021, services revenue from Healthcare contributed $59.3 million and $68.8 million, respectively. The lower services revenue in Healthcare is primarily due to divestitures.

For the nine months ended September 30, 2022 , Industrial revenue decreased $28.1 million, or 12.0%, as compared to the same period last year primarily due to divestitures and the negative impacts of foreign exchange partially offset by higher sales volumes. For the nine months ended September 30, 2022 and 2021, products revenue from Industrial contributed $159.7 million and $148.2 million, respectively. The increase in Industrial products revenue was primarily due to higher sales volumes, partially offset by the negative impact of foreign exchange. For the nine months ended September 30, 2022 and 2021, services revenue from Industrial contributed $45.3 million and $84.8 million, respectively. The lower services revenue in Industrial is primarily due to divestitures and the negative impacts of foreign exchange partially offset by higher sales volumes.

For the nine months ended September 30, 2022 Healthcare gross profit decreased $28.1 million compared to the same period last year. Further, the gross profit margin decreased to 37.9% for the nine months ended September 30, 2022, compared to 44.9% in the same period last year. The year over year decrease in Healthcare gross profit and gross profit margin is primarily due to product mix changes, divestitures of $15.1 million and inflationary pressures, particularly freight and component costs.

For the nine months ended September 30, 2022 Industrial gross profit decreased $9.8 million compared to the same period last year. Further, the gross profit margin increased to 40.8% for the nine months ended September 30, 2022 compared to 40.1% in the same period last year. The year over year decrease in gross profit is primarily due to divestitures of $18.4 million, partly offset by an increase in sales volumes.

For the nine months ended September 30, 2022, Healthcare operating expenses were flat compared to the same period last year.

For the nine months ended September 30, 2022, Industrial operating expenses increased $10.5 million, or 18.2%, compared to the same period last year, primarily due to increased expenses related to acquisitions.

Revenue

The following table sets forth the change in revenue for the nine months ended September 30, 2022 and 2021.

(Dollars in thousands)	Products		Services		Total
Revenue — nine months 2021	$311,170		$153,599		$464,769
Change in revenue:
Volume	25,282	8.1%	4,338	2.8%	29,620	6.4%
Divestitures	(22,965)	(7.4)%	(48,707)	(31.7)%	(71,672)	(15.4)%
Price/Mix	113	—%	—	—%	113	—%
Foreign currency translation	(12,938)	(4.2)%	(4,593)	(3.0)%	(17,531)	(3.8)%
Net change	(10,508)	(3.4)%	(48,962)	(31.9)%	(59,470)	(12.8)%
Revenue — nine months 2022	$300,662		$104,637		$405,299

Total consolidated revenue for the nine months ended September 30, 2022, decreased $59.5 million, or 12.8%, compared to the same period last year, driven by divestitures of non-core businesses and the negative impacts of foreign exchange, partly offset by higher sales volumes. Revenue from divested businesses for the nine months ended September 30, 2021 was $71.7 million, foreign exchange negatively impacted revenue in the nine months ended September 30, 2022 by $17.5 million, and higher sales volumes resulted in a $29.6 million increase in revenue.

Gross profit and gross profit margins

The following table sets forth gross profit and gross profit margins for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022		2021		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$118,817	39.5%	$130,919	42.1%	$(12,102)	(9.2)%	(2.6)	(6.2)%
Services	40,786	39.0%	66,641	43.4%	(25,855)	(38.8)%	(4.4)	(10.1)%
Total	$159,603	39.4%	$197,560	42.5%	$(37,957)	(19.2)%	(3.1)	(7.3)%

Gross profit for the nine months ended September 30, 2022, decreased $38.0 million, or 19.2%, to $159.6 million, compared to $197.6 million for the nine months ended September 30, 2021. Gross profit margin for the nine months ended September 30, 2022 and September 30, 2021 were 39.4% and 42.5%, respectively. The decrease in products and services gross profit and gross profit margin is primarily a result of divestitures of $33.5 million, cost inflation, supply chain pressures, and higher freight costs.

Operating expenses

The following table sets forth the components of consolidated operating expenses for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022		2021		Change
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue	$	%
Selling, general and administrative expenses	$185,398	45.7%	$176,800	38.0%	$8,598	4.9%
Research and development expenses	63,180	15.6%	49,987	10.8%	13,193	26.4%
Total operating expenses	$248,578	61.3%	$226,787	48.8%	$21,791	9.6%

For the nine months ended September 30, 2022, SG&A expenses increased $8.6 million, or 4.9%, as compared to the same period last year, due to an increase in expenses for estimated costs from legal contingencies and other settlements of $19.2 million, expenses from acquired companies of $11.1 million, Volumetric contingent consideration of $12.0 million, and an increase in merger and acquisition expenses, partly offset by lower incentive compensation expense of $28.6 million and the absence of expenses from divested businesses of $12.0 million.

For the nine months ended September 30, 2022, R&D expenses increased $13.2 million, or 26.4%, as compared to the same period last year, due to expenses from acquisitions of $14.0 million and continued investments in growth initiatives, partly offset by the absence of expenses from divested businesses of $5.3 million.

Three and nine months ended September 30, 2022 compared to three and nine months ended September 30, 2021

Loss from operations

The following table sets forth loss from operations for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Loss from operations:	$(33,705)	$(17,208)	$(16,497)	95.9%	$(88,975)	$(29,227)	$(59,748)	204.4%

For the three and nine months ended September 30, 2022 the increase in loss from operations, as compared to the same period in the prior year, was primarily driven by lower revenue, lower gross profit and higher operating expenses.

See “Revenue,” “Gross profit and gross profit margins” and “Operating expenses” above.

Interest and other income (expense), net

The following table sets forth the components of interest and other income (expense), net, for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	2022	2021	$
Foreign exchange (loss) gain, net	$(764)	$222	$(986)	$(4,193)	$2,279	$(6,472)
Interest income (expense), net	2,029	19	2,010	4,019	(1,230)	5,249
Other income (expense), net	(4,767)	315,618	(320,385)	(5,282)	353,347	(358,629)
Total interest and other income (expense), net	$(3,502)	$315,859	$(319,361)	$(5,456)	$354,396	$(359,852)

For the three and nine months ended September 30, 2022, foreign exchange (loss) gain, net, as compared to the same periods last year, reported a loss due to the strengthening of the U.S. Dollar relative to the Euro, British Pound and other currencies, which negatively impacted non-U.S. Dollar denominated assets held by U.S. Dollar functional currency entities and U.S. Dollar liabilities held by non-U.S. Dollar functional currency entities.

For the three and nine months ended September 30, 2022, the interest income (expense), net, increased as compared to the same period last year due to net interest earned on short-term investments using the cash proceeds from the 2021 divestitures and convertible debt issuance, partly offset by non-cash interest expense related to the convertible notes.

For the and nine months ended September 30, 2022, other income decreased, as compared to the same periods last year, due to: (1) the $2.8 million impairment loss related to the Company’s investment in Enhatch being recognized during the three months ended September 30, 2022; (2) the gain on sale of ODM of $38.5 million and the gain on sale of Simbionix of $273.8 million both being recognized during the three months ended September 30, 2021; and (3) the gain on sale of Cimatron of $38.5 million being recognized during the three months ended March 31, 2021.

Net income (loss)

The following tables set forth the primary components of net income (loss) for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
(Dollars in thousands, except per share amounts)	2022	2021	Change
Loss from operations	$(33,705)	$(17,208)	$(16,497)
Other non-operating items:
Interest and other income (expense), net	(3,502)	315,859	(319,361)
(Provision) benefit for income taxes	(338)	(5,995)	5,657
Net (loss) income	(37,545)	292,656	(330,201)
Less: net (loss) attributable to redeemable non-controlling interest	(147)	—	(147)
Net (loss) income attributable to 3D Systems Corporation	$(37,398)	$292,656	$(330,054)

Weighted average shares - basic and diluted	127,991	122,663	5,328
Weighted average shares - diluted	127,991	125,289	2,702

Net (loss) income per share - basic and diluted	$(0.30)	$2.39	$(2.69)
Net (loss) income per share - diluted	$(0.30)	$2.34	$(2.64)

Net loss attributable to 3D Systems for the three months ended September 30, 2022, was $37.4 million, as compared to net income of $292.7 million for the three months ended September 30, 2021 due to the previously discussed changes in revenue, gross profit, operating expenses, and total interest and other income (expense), net.

	Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2022	2021	Change
Loss from operations	$(88,975)	$(29,227)	$(59,748)
Other non-operating items:
Interest and other income (expense), net	(5,456)	354,396	(359,852)
(Provision) benefit for income taxes	(2,911)	3,083	(5,994)
Net (loss) income	(97,342)	328,252	(425,594)
Less: net (loss) attributable to redeemable non-controlling interest	(184)	—	(184)
Net (loss) income attributable to 3D Systems Corporation	$(97,158)	$328,252	$(425,410)

Weighted average shares - basic	127,478	122,178	5,300
Weighted average shares - diluted	127,478	124,839	2,639

Net (loss) income per share - basic	$(0.77)	$2.69	$(3.46)
Net (loss) income per share - diluted	$(0.77)	$2.63	$(3.40)

Net loss attributable to 3D Systems for the nine months ended September 30, 2022, was $97.2 million, as compared to net income of $328.3 million for the comparable period in 2021 due to the previously discussed changes in revenue, gross profit, operating expense, interest and other income (expense), net.

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

	Nine Months Ended September 30,
	2022	2021	Dollar Change

Cash flow (used in)/provided by operating activities	$(52,449)	$62,652	$(115,101)
Cash flow (used in)/provided by investing activities(a)	$(374,116)	$399,641	$(773,757)
Cash flow (used in) financing activities	$(12,981)	$(36,202)	$23,221

(a) - Includes investing cash of $272.4 million, net, into short-term investments in 2022

Cash flow (used in)/provided by operating activities

Cash used by operating activities for the nine months ended September 30, 2022 was $52.4 million, while cash provided by operating activities for the nine months ended September 30, 2021 was $62.7 million. The decrease is due to the higher net losses in the nine months ended September 30, 2022 compared to the same period in 2021 and unfavorable changes in working capital of $22.1 million. Inventory balances increased throughout the first nine months of 2022 to manage supply chain challenges and as a result of the purchase of $23.9 million of inventory from a contract manufacturer in connection with our decision to terminate the manufacturing services arrangement.

Cash flow (used in)/provided by investing activities

For the nine months ended September 30, 2022, cash flow used in investing activities was $374.1 million, compared to $399.6 million cash provided by investing activities for the nine months ended September 30, 2021. The primary cash outflows in 2022 related to net investments of $272.4 million of excess cash in short-term investments, the cash used for acquisitions of $84.7 million, and capital expenditures of $17.1 million. The primary inflows of cash of $427.7 million related to proceeds for the nine months ended September 30, 2021 was due to the sale of Cimatron, ODM, and Simbionix, partly offset by capital expenditures of $14.8 million and the acquisitions of Allevi and Additive for $10.9 million.

Cash flow (used in)/provided by financing activities

Cash used in financing activities was $13.0 million for the nine months ended September 30, 2022, and $36.2 million for the nine months ended September 30, 2021. The primary outflow of cash for the nine months ended September 30, 2022 was due to taxes paid related to the net-share settlement of equity awards of $10.2 million and the payment for the acquisition of a non-controlling interest of $2.3 million. The primary outflow of cash for the nine months ended September 30, 2021 related to the repayment of the remaining balance of the outstanding 5-year $100.0 million secured term loan facility of $21.4 million, the taxes paid related to net-share settlement of equity awards of $10.4 million and the payment for the acquisition of a non-controlling interest of $4.0 million.

Cash and Cash Equivalents and Short-Term Investments

At September 30, 2022, we had cash, cash equivalents and short-term investments on hand of $609.4 million, compared to $789.7 million at December 31, 2021. The decrease is primarily due to payments related to acquisitions of $84.7 million, net cash used in operations of $52.4 million, capital expenditures of $17.1 million, and payments related to the net-share settlement of equity awards of $10.2 million

Cash held outside the U.S. at September 30, 2022 was $80.0 million, or 23.5% of total cash and cash equivalents, compared to $62.5 million, or 20.6% of total cash and cash equivalents, at December 31, 2021. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant federal and state taxes. However, these dividends are subject to foreign withholding taxes that are estimated to result in the Company incurring tax costs in excess of the cost to obtain cash through other means. Cash equivalents are primarily comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. Short-term investments primarily consist of investment grade bonds, certificates of deposit, commercial paper and short maturity bond funds all with maturities of generally less than twelve months. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limiting exposure to any one issuer depending upon credit quality.

Material Cash Requirements

The Company's material cash requirements consist of the following contractual and other obligations:

Indebtedness

At September 30, 2022, we had $460.0 million of outstanding 0% convertible notes which mature in November of 2026 (the “Notes”). Management may consider pursuing additional long-term financing, market conditions permitting, when it is appropriate in light of cash requirements for operations or other strategic opportunities, which could result in higher financing costs.

Purchase Commitments

We have purchase commitments for goods and services under legally enforceable agreements with defined terms as to quantity, price, and timing of delivery.

Leases

At September 30, 2022, the Company had operating and financing lease obligations of $50.2 million, primarily related to real estate and equipment leases, of which approximately $2.9 million in payments are expected over the remainder of 2022. Additionally, the Company has $33.5 million in lease obligations at September 30, 2022 for which the leases have not commenced as the facilities are under construction by the landlord. For more information on the Company's leases, refer to Note 5 to the Financial Statements.

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

Other Contractual Commitments

Convertible Notes

We were in compliance with all covenants of the Notes as of September 30, 2022.

Other

We are committed to an initial investment of about $6.5 million related to our Saudi Arabia joint venture as described in Note 2 to the Financial Statements. Additional future investments in this relationship are contingent upon the achievement of certain milestones by the joint venture.

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

As of the date of this report, there have been no changes to our critical accounting policies and estimates described in the 2021 Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes other than the implementation of policies for Short-Term Investments and Redeemable Non-Controlling Interest as described in Note 1 to the Financial Statements.

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
•impact on our business as a result of macroeconomic events, including the Russia-Ukraine war and other geopolitical risks, recession, supply chain disruptions and foreign exchange volatility;
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
•changes in, or interpretation of, tax rules and regulations; and
•the other factors discussed in the reports we file with or furnish to the SEC from time to time, including the risks and important factors set forth in additional detail in Item 1A. “Risk Factors” in the 2021 Form 10-K and our Form 10-Q for the quarter ended June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of market risks at December 31, 2021, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2021 Form 10-K. During the first nine months of 2022, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2021.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2022 because of the material weaknesses in internal control over financial reporting discussed below.

Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that material weaknesses in internal control over financial reporting existed at December 31, 2021. While the Company is in process of remediating the material weaknesses, they continued to exist as of September 30, 2022. These material weaknesses relate to a lack of certain controls, or improper execution of designed control procedures in the following areas:

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

Remediation Plan

The first two material weaknesses described above (the “2020 Material Weaknesses”) were initially identified at December 31, 2020 and continued to exist at December 31, 2021. However, as a result of the remediation plan we commenced in January 2021, the volume of control deficiencies that aggregated into the 2020 Material Weaknesses at December 31, 2021 were significantly reduced compared to 2020. The remediation plan we began in January 2021 is designed to improve our internal control over financial reporting and remediate the related control deficiencies that led to these material weaknesses. To fully remediate the 2020 Material Weaknesses, we are executing the following additional remediation actions, which commenced in the first quarter of 2022:

1.Hire additional staff with appropriate accounting, finance, operational and technology knowledge and experience in the design and execution of controls. Specifically, we hired several additional individuals with relevant accounting experience in the second quarter of 2022. We also retained additional interim personnel and consultants to assist with the execution of controls in the first, second, and third quarters of 2022.
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

The planned or in process remedial actions discussed above are in addition to the following remediation actions completed in 2021 and 2022 to address the 2020 Material Weaknesses:

1.Hired additional accounting personnel some of whom possess public company accounting and financial reporting technical expertise.
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

We are in process of remediating all material weaknesses and are striving to successfully implement enhanced control processes and have a sufficient period of operational effectiveness to evidence material weakness remediation in 2022. However, as we continue to evaluate, and work to improve our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, we cannot assure you when we will remediate such material weaknesses, nor can we be certain that additional actions will not be required or the incremental costs of any such additional actions. Moreover, we cannot assure you that additional material weaknesses will not arise in the future.

Changes in Internal Control over Financial Reporting

We are in the process of implementing certain changes in our internal control over financial reporting to remediate the material weaknesses that existed at December 31, 2021, as described above. The implementation of the material aspects of our remediation plan are ongoing. Except as noted above with respect to the implementation of the remediation plan, there have been no additional changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.

The information set forth in “Export Controls and Government Contracts Compliance Matter,” “Shareholder Suits,” and “Other” in Note 14 – Commitments and Contingencies to the Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

There are no material changes to the risk factors previously disclosed in our 2021 Form 10-K in response to Item 1A to Part I of Form 10-K and in our Form 10-Q for the quarterly period ended June 30, 2022 in response to Item 1A to Part II of Form 10-Q other than below.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuances of Unregistered Securities

None

Issuer Purchases of Equity Securities

The following table provides information about purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act for the quarter ended September 30, 2022:

	Total number of shares (or units) purchased		Average price paid per share (or unit)
Shares delivered or withheld pursuant to restricted stock awards
July 1, 2022 - July 31, 2022	1,434	(a)	$9.76	(b)
August 1, 2022 - August 31, 2022	8,408	(a)	$11.06	(b)
September 1, 2022 - September 30, 2022	—	(a)	$—	(b)
	9,842	(a)	$10.19	(b)
(a) Reflects shares of common stock surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.
(b) The average price paid reflects the weighted average market value of shares withheld for tax purposes.

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

4.2	Form of 0% Convertible Notes due 2026 (included in Exhibit 4.1). (Incorporated by reference to the Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on November 17, 2021.)

31.1†	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2022.

31.2†	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 9, 2022.

32.1†	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2022.

32.2†	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 9, 2022.

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
† Exhibits filed herein. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation

By	/s/ Michael Turner
Michael Turner
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Date: November 9, 2022