Form 10-Q
period 2023-03-31
3D SYSTEMS CORP
filed 2023-05-10
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Shares of Common Stock, par value $0.001 per share, outstanding as of May 4, 2023: 131,155,200.

3D SYSTEMS CORPORATION
Form 10-Q
For the Three Months Ended March 31, 2023

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except par value)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$525,898	$388,134
Short-term investments	4,027	180,603
Accounts receivable, net of reserves — $2,922 and $3,114	94,677	93,886
Inventories	147,365	137,832
Prepaid expenses and other current assets	38,242	33,790
Total current assets	810,209	834,245
Property and equipment, net	62,150	58,072
Intangible assets, net	88,064	90,230
Goodwill	385,754	385,312
Right-of-use assets	57,090	42,746
Deferred income tax asset	7,214	7,038
Other assets	31,813	28,970
Total assets	$1,442,294	$1,446,613
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities:
Current lease liabilities	$10,542	$9,036
Accounts payable	51,415	53,826
Accrued and other liabilities	54,159	55,571
Customer deposits	6,321	6,911
Deferred revenue	31,575	26,464
Total current liabilities	154,012	151,808
Long-term debt, net of deferred financing costs	450,179	449,510
Long-term lease liabilities	55,231	41,779
Deferred income tax liability	7,680	7,631
Other liabilities	43,744	44,181
Total liabilities	710,846	694,909
Commitments and contingencies (Note 17)
Redeemable non-controlling interest	1,762	1,760
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; shares issued 131,164 and 131,207 as of March 31, 2023 and December 31, 2022, respectively	131	131
Additional paid-in capital	1,553,038	1,547,597
Accumulated deficit	(773,383)	(743,962)
Accumulated other comprehensive loss	(50,100)	(53,822)
Total stockholders’ equity	729,686	749,944
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,442,294	$1,446,613

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2023	March 31, 2022
Revenue:
Products	$84,388	$100,551
Services	36,848	32,450
Total revenue	121,236	133,001
Cost of sales:
Products	49,880	58,472
Services	24,258	20,734
Total cost of sales	74,138	79,206
Gross profit	47,098	53,795
Operating expenses:
Selling, general and administrative	58,285	55,415
Research and development	22,209	21,612
Total operating expenses	80,494	77,027
Loss from operations	(33,396)	(23,232)
Interest and other income (expense), net	3,875	(2,283)
(Loss) income before income taxes	(29,521)	(25,515)
(Provision) benefit for income taxes	(8)	(1,284)
Net (loss) income before redeemable non-controlling interest	(29,529)	(26,799)
Less: net (loss) attributable to redeemable non-controlling interest	(108)	—
Net (loss) income attributable to 3D Systems Corporation	$(29,421)	$(26,799)

Net (loss) income per common share:
Basic	$(0.23)	$(0.21)
Diluted	$(0.23)	$(0.21)

Weighted average shares outstanding:
Basic	129,158	126,728
Diluted	129,158	126,728

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Net (loss) income before redeemable non-controlling interest	$(29,529)	$(26,799)
Other comprehensive (loss) income, net of taxes:
Pension plan adjustments	—	101
Foreign currency translation	3,413	(3,346)
Unrealized (loss) income on short-term investments	309	(3,495)
Total other comprehensive (loss) income, net of taxes:	3,722	(6,740)
Total comprehensive (loss) income, net of taxes	(25,807)	(33,539)
Less: comprehensive loss attributable to redeemable non-controlling interest	(108)	—
Comprehensive (loss) income attributable to 3D Systems Corporation	$(25,699)	$(33,539)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net (loss) income before redeemable non-controlling interest	$(29,529)	$(26,799)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion of debt discount	9,220	9,147
Stock-based compensation	10,292	12,658
Unrealized gain on exchange rate	—	(439)
Loss on short-term investments	29	—
Non-cash operating lease expense	1,903	1,709
Provision for inventory obsolescence and revaluation	2,926	(517)
Provision for bad debts	13	1,076
Loss (gain) on the disposition of businesses, property, equipment and other assets	423	137
Benefit for deferred income taxes and reserve adjustments	(259)	466
Asset impairment	—	40
Changes in operating accounts:
Accounts receivable	(208)	3,173
Inventories	(12,327)	(8,822)
Prepaid expenses and other current assets	(4,146)	2,225
Accounts payable	(2,947)	277
Deferred revenue and customer deposits	3,120	1,901
Accrued and other liabilities	(6,994)	(8,679)
All other operating activities	762	(2,678)
Net cash (used in) provided by operating activities	(27,722)	(15,125)
Cash flows from investing activities:
Purchases of property and equipment	(9,027)	(4,079)
Purchases of short-term investments	—	(366,005)
Sales and maturities of short-term investments	176,856	6,170
Acquisitions and other investments, net of cash acquired	—	(9,335)
Other investing activities	—	40
Net cash provided by (used in) investing activities	167,829	(373,209)
Cash flows from financing activities:
Purchase of non-controlling interests	—	(2,300)
Taxes paid related to net-share settlement of equity awards	(2,115)	(10,052)
Other financing activities	(179)	(166)
Net cash (used in) provided by financing activities	(2,294)	(12,518)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	114	464
Net (decrease) increase in cash, cash equivalents and restricted cash	137,927	(400,388)
Cash, cash equivalents and restricted cash at the beginning of the year (a)	391,975	789,970
Cash, cash equivalents and restricted cash at the end of the period (a)	$529,902	$389,582

Supplemental cash flow information
Lease assets obtained in exchange for new lease liabilities	$16,318	$1,922
Cash interest payments	48	55
Cash income tax payments, net	1,549	8,496
Transfer of equipment from inventory to property and equipment, net (b)	735	21

(a) The amounts for cash and cash equivalents shown above include restricted cash of $115 and $114 as of March 31, 2023 and December 31, 2022, respectively, which are included in prepaid expenses and other current assets. In addition, included in cash and cash equivalents above as of March 31, 2023 and December 31, 2022 is $3,889 and $3,727, respectively, of restricted cash, which, is included in other non-current assets. The amounts for cash and cash equivalents shown above include restricted cash of $312 as of March 31, 2022, and December 31, 2021.
(b)Inventory is transferred to property and equipment at cost when we require additional machines for training or demonstration or for placement into on demand manufacturing services locations.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Common Stock
(in thousands, except par value)	Shares	Par Value $0.001	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
December 31, 2022	131,207	$131	$1,547,597	$(743,962)	$(53,822)	$749,944
Shares issued, vested & expired under equity incentive plans	165	—	—	—	—	—
Shares withheld related to net-share settlement of equity awards	(208)	—	(2,115)	—	—	(2,115)
Stock-based compensation expense	—	—	7,644	—	—	7,644
Net (loss) attributable to 3D Systems Corp.	—	—	—	(29,421)	—	(29,421)
Unrealized loss on short-term investments	—	—	—	—	309	309
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(88)	—	—	(88)
Foreign currency translation adjustment	—	—	—	—	3,413	3,413
March 31, 2023	131,164	$131	$1,553,038	$(773,383)	$(50,100)	$729,686

December 31, 2021	128,375	$128	$1,501,210	$(621,251)	$(37,706)	$842,381
Issuance (repurchase) of stock	1,991	2	(8,696)	—	—	(8,694)
Stock-based compensation expense	—	—	26,728	—	—	26,728
Net loss	—	—	—	(26,799)	—	(26,799)
Pension adjustment	—	—	—	—	101	101
Unrealized loss on short-term investments					(3,495)	(3,495)
Foreign currency translation adjustment					(3,346)	(3,346)
March 31, 2022	130,366	$130	$1,519,242	$(648,050)	$(44,446)	$826,876

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of 3D Systems Corporation and all majority and wholly-owned subsidiaries and entities in which a controlling interest is maintained (“3D Systems” or the “Company” or “we” or “our” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

A non-controlling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. For the periods presented, the Company's financial statements include a redeemable non-controlling interest (“RNCI”), which has been reported in temporary equity in the consolidated balance sheets. The net income (loss) attributable to the RNCI is presented as an adjustment to the Company's consolidated net income (loss) to arrive at net income (loss) attributable to 3D Systems Corporation in the consolidated statements of operations and consolidated statements of comprehensive income (loss). Furthermore, adjustments to record the RNCI at its redemption value are recorded to additional paid-in capital, and the excess redemption value is recognized as a reduction to the net income, or increase to the net loss, attributable to 3D Systems’ shareholders for purposes of reporting earnings or loss per share. See Note 10.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The Company believes that the disclosures included in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.

Our annual reporting period is the calendar year. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. All dollar amounts and other amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

Summary of Significant Accounting Policies

Equity Securities without a Readily Determinable Value

We recognize investments in equity securities without a readily determinable fair value at cost minus impairment. We assess these investments for potential impairment if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment charges taken with respect to these investments are recorded to interest and other income (expense), net in the consolidated statements of operations in the period in which an investment becomes impaired. No impairment charges were recorded during the three months ended March 31, 2023 or 2022. The aggregate carrying value of the Company’s equity investments without a readily determinable value was $13,162 and $13,153 at March 31, 2023 and December 31, 2022, respectively, and is included in other assets on our consolidated balance sheets.

Equity Method of Accounting

During the three months ended March 31, 2023, the formation of the joint venture between the Company and the Saudi Arabian Industrial Investments Company (“Dussur”) was completed, and the Company became a shareholder with a 49% ownership interest. See Note 2. The Company will account for its investment in the joint venture using the equity method of accounting because it does not have a controlling interest and is not the primary beneficiary; however, the Company has the ability to exert significant influence. Under the equity method of accounting, the initial investment is recorded at cost, and the investment is subsequently adjusted for the Company’s proportionate share of the net earnings or losses and other comprehensive income of the investee. Intercompany profits or losses associated with the Company’s equity method investments are eliminated until realized by the investee in transactions with third parties. The carrying value of the investment is recorded as other assets in the Company’s consolidated balance sheets. Income or loss from this investment will be recorded as a separate line item in the consolidated statements of operations on a three-month lag. We evaluate material events occurring during the three-month lag to determine whether the effects of such events should be disclosed in our financial statements. The Company will evaluate its investment in the joint venture for impairment whenever events or changes in circumstances indicate that the carrying amount

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the investment may not be recoverable. The Company has accounts receivable balances due from the joint venture of $1,177 and $2,247 as of March 31, 2023 and December 31, 2022, respectively, primarily related to the Company's sales of inventory and equipment to the joint venture prior to the Company becoming a shareholder.

Other Accounting Policy Updates

All other significant accounting policies described in the 2022 Form 10-K remain unchanged.

(2) Acquisitions

dp polar

On October 4, 2022, we completed the acquisition of 100% of dp polar GmbH (“dp polar”), a German-based designer and manufacturer of the industry’s first additive manufacturing system designed for true high-speed mass production of customized components, for $25,201 (including customary post-closing adjustments), which includes $19,604 paid in cash at closing, $7,091 paid at closing via the issuance of the Company’s common stock, and a provisional $1,494 estimated post-closing purchase price adjustment due to the Company from the sellers. See Note 11 for discussion of an earnout arrangement with a key individual from dp polar.

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

We accounted for the acquisition of dp polar using the acquisition method, as prescribed by ASC 805, “Business Combinations” (“ASC 805”). In accordance with valuation methodologies described in ASC 820, “Fair Value Measurement” (“ASC 820”), the acquired assets and assumed liabilities were recorded at their estimated fair values as of the date of the dp polar acquisition. Shown below is the preliminary purchase price allocation, which summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
Current assets, including cash acquired of $243		$301
Intangible assets:
In-process research and development	$4,989
Trade name	3,930
Total intangible assets		8,919
Goodwill		13,969
Other assets		2,376
Liabilities:
Accounts payable and accrued liabilities	$364
Total liabilities		364
Net assets acquired		$25,201

The goodwill recognized in connection with this acquisition is attributable to synergies that are expected to enhance and expand the Company’s overall product portfolio and opportunities in new and existing markets, future products that have yet to be determined and dp polar’s assembled workforce. This goodwill is not expected to be deductible for tax purposes.

As of March 31, 2023, the purchase price allocation for dp polar is preliminary. The Company continues to review the final closing balance sheet of dp polar and may further adjust the acquisition-date fair values of acquired assets and assumed liabilities based on this review. The Company also continues to review dp polar’s pre-acquisition tax returns to determine the final tax positions, including net operating losses and any required valuation allowance. The final purchase price allocations will be completed when the Company has finished its valuation activities and the review of dp polar’s closing balance sheet and the pre-acquisition tax returns. These final allocations could differ materially from the current preliminary allocations. The final

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

allocations may include (1) changes in the preliminary allocations to acquired intangible assets and goodwill and (2) changes in the preliminary allocations to other assets and liabilities, including but not limited to tax assets and liabilities, inclusive of deferred taxes. The estimated useful lives of acquired intangible assets are also preliminary.

Kumovis

On April 1, 2022, we completed the acquisition of 93.75% of Kumovis GmbH (“Kumovis”) for an all-cash purchase price of $37,875 (including customary post-closing adjustments), plus an estimated RNCI of $1,559. $3,628 of the cash payment is deferred for up to fifteen months from the closing date. Kumovis, which is part of the Healthcare Solutions segment and reporting unit, utilizes polyether ether keton or “PEEK” materials, which has properties that lend it to many medical applications that fit into our personalized healthcare solutions operations, including many implant applications.

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

We accounted for the acquisition of Kumovis using the acquisition method, as prescribed by ASC 805, and we have completed the allocation of the final purchase price. In accordance with valuation methodologies described in ASC 820, the acquired assets and assumed liabilities were recorded at their estimated fair values as of the date of the Kumovis acquisition. The table below reflects the fair value of both the consideration transferred and the RNCI attributable to this acquisition:

(in thousands)
Cash paid at acquisition	$34,098
Deferred cash consideration	3,628
Estimated fair value of RNCI	1,559
Post-closing net working capital adjustment	149
Total fair value of consideration transferred	$39,434

Shown below is the final purchase price allocation, summarizing the fair values of the assets acquired and liabilities assumed at the date of acquisition:

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)
Current assets, including cash acquired of $125		$1,407
Intangible assets:
Product technology	$20,770
Trade name	5,802
Total intangible assets		26,572
Goodwill		17,618
Other assets		705
Liabilities:
Accounts payable and accrued liabilities	$332
Deferred revenue	70
Deferred tax liability	6,466
Total liabilities		6,868
Net assets acquired		$39,434

The goodwill recognized in connection with this acquisition is attributable to synergies that are expected to enhance and expand the Company’s overall product portfolio and opportunities in new and existing markets, future products that have yet to be determined and Kumovis’s assembled workforce. This goodwill is not expected to be deductible for tax purposes.

Titan

On April 1, 2022, we completed the acquisition of 100% of Titan Additive LLC (“Titan”) for an all-cash purchase price of $39,040. Titan, which is part of the Industrial Solutions segment and reporting unit, is a pellet-based extrusion platform that addresses customer applications requiring large build volumes, superior performance, and improved productivity at significantly lower cost. We believe the acquisition of Titan will open up new markets in the Industrial Solutions segment.

We accounted for the acquisition of Titan using the acquisition method, as prescribed by ASC 805, and we have completed the allocation of the purchase price. Shown below is the final purchase price allocation, summarizing the fair values of the assets acquired and liabilities assumed, as determined at the date of acquisition in accordance with valuation methodologies described in ASC 820:

(in thousands)
Current assets		$661
Intangible assets:
Product technology	$15,940
Trade name	5,580
Total intangible assets		21,520
Goodwill		17,430
Other assets		68
Liabilities:
Accounts payable and accrued liabilities	$229
Deferred revenue	410
Total liabilities		639
Net assets acquired		$39,040

The goodwill recognized in connection with this acquisition is attributable to synergies that are expected to enhance and expand the Company’s overall product portfolio and opportunities in new and existing markets, future products that have yet to be determined and Titan’s assembled workforce. This goodwill is expected to be deductible for tax purposes.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Dussur

In March 2022, we and Dussur signed an agreement to form a joint venture intended to expand the use of additive manufacturing within the Kingdom of Saudi Arabia and surrounding geographies, including the Middle East and North Africa. The joint venture is to enable the development of Saudi Arabia’s domestic additive manufacturing production capabilities, consistent with the Kingdom’s ‘Vision 2030,’ which is focused on diversification of the economy and long-term sustainability. 3D Systems is committed to an initial investment of approximately $6,500, of which $3,435 was deposited in an escrow account during the three months ended December 31, 2022 and is reported as restricted cash within other assets on the balance sheet as of March 31, 2023 and December 31, 2022. In February 2023, the Company became a shareholder in the joint venture and now owns 49% of its common stock. Accordingly, the $3,435 held in escrow plus an additional approximately $3,065 owed to the joint venture as of March 31, 2023 was deposited into a bank account of the joint venture during April 2023 for use in its operations. Additional future investments are contingent upon achievement of certain milestones by the joint venture. The impact on the Company’s financial position, results of operations and cash flows is not expected to be material other than the cash outflow(s) related to the initial and contingent investments.

Enhatch

In March 2022, we made a $10,000 investment in convertible preferred shares for an approximate 26.6% ownership interest in Enhatch Inc. (“Enhatch”), the developer of the Intelligent Surgery Ecosystem. We simultaneously entered into a supply agreement with Enhatch. We also obtained warrants to purchase additional shares of Enhatch, as well as the right to purchase in the future (“call option”) the remaining shares of Enhatch that 3D Systems does not own if certain revenue targets are achieved. The investment, including the embedded call option and the warrants, is recorded in other assets on the consolidated balance sheet.

Enhatch’s Intelligent Surgery Ecosystem provides technologies which streamline and scale the design and delivery of patient-specific medical devices by automating the process. Incorporating these capabilities into 3D Systems’ workflow for patient-specific solutions, which includes advanced software, expert treatment planning services, custom implants and instrumentation design, and industry-leading production processes, will help more efficiently meet the growing demand for personalized medical devices.

Acquisitions of Non-controlling Interests

As of December 31, 2018, the Company owned approximately 70% of the capital and voting rights of Easyway, a service bureau and distributor of 3D printing and scanning products in China. The remaining 30% of the capital and voting rights of Easyway were acquired on January 21, 2019 for $13,500, which has been paid in installments. The Company made the final installment payment of $2,300 related to the acquisition of the remaining 30% interest in Easyway during the three months ended March 31, 2022.

(3) Revenue

Revenue is recognized when control of the promised products or services is transferred to customers.

Performance Obligations

At March 31, 2023, we had $81,214 of outstanding performance obligations, comprised of deferred revenue, customer order backlog and customer deposits. We expect to recognize approximately 87.7% of the $41,648 of deferred revenue and customer deposits as revenue within the next twelve months, an additional 9.0% by the end of 2024 and the remaining balance thereafter.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Collaboration and Licensing Agreements

We enter into collaboration and licensing agreements with third parties. The nature of the activities to be performed and the consideration exchanged under the agreements varies on a contract-by-contract basis. We evaluate these agreements to determine whether they meet the definition of a customer relationship for which revenue is recorded. These contracts may contain multiple performance obligations and may contain fees for licensing, research and development services, contingent milestone payments upon the achievement of developmental contractual criteria and/or royalty fees based on the licensees’ product revenue. We determine the revenue to be recognized for these agreements based on an evaluation of the distinct performance obligations, the identification and evaluation of material rights, the estimation of variable consideration and the determination of the pattern of transfer of control for each distinct performance obligation. The Company recognized $4,740 and $2,432 in revenue related to collaboration arrangements with customers for the three months ended March 31, 2023 and 2022, respectively.

Contract Balances

During the three months ended March 31, 2023, we recognized revenue of $12,832 related to our contract liabilities at December 31, 2022. During the three months ended March 31, 2022, we recognized revenue of $11,895 related to our contract liabilities at December 31, 2021.

Revenue Concentrations

For the three months ended March 31, 2023 and 2022, one customer accounted for approximately 13.5% and 26.7% of our consolidated revenue, respectively. We expect to maintain our relationship with this customer.

Revenue by geographic region for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Americas	$68,649	$74,249
EMEA	42,810	40,940
APAC	9,777	17,812
Total	$121,236	$133,001
United States (included in Americas above)	$67,783	$73,620

(4) Inventories

Components of inventories at March 31, 2023 and December 31, 2022 are summarized as follows:

(in thousands)	March 31, 2023	December 31, 2022
Raw materials	$57,320	$59,907
Work in process	5,778	4,972
Finished goods and parts	84,267	72,953
Total inventories	$147,365	$137,832

The inventory reserve was $16,641 and $15,550 as of March 31, 2023 and December 31, 2022, respectively.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Intangible Assets

At March 31, 2023 and December 31, 2022, the Company's intangible assets with finite lives were as follows:

	March 31, 2023			December 31, 2022
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$51,677	$(49,608)	$2,069	$51,137	$(48,695)	$2,442
Acquired technology	55,918	(12,421)	43,497	55,480	(10,707)	44,773
Trade names	36,194	(13,248)	22,946	35,930	(12,455)	23,475
Patent costs	18,873	(10,995)	7,878	18,673	(10,909)	7,764
Acquired patents	17,513	(15,730)	1,783	17,499	(15,661)	1,838
Other	13,258	(8,905)	4,353	13,255	(8,765)	4,490
Total intangible assets	$193,433	$(110,907)	$82,526	$191,974	$(107,192)	$84,782

The Company’s total intangible assets reported on the balance sheet include an indefinite-life intangible asset related to dp polar intellectual property research and development (“IPR&D”). The carrying value of this indefinite-lived intangible asset was $5,538 and $5,448 as of March 31, 2023 and December 31, 2022.

Amortization expense related to intangible assets was $3,239 and $2,678 for the three months ended March 31, 2023 and 2022, respectively. Amortization expense for intangible assets is estimated to be $7,935 for the remainder of 2023, $11,146 in 2024, $11,112 in 2025, $9,268 in 2026 and $7,419 in 2027.

(6) Goodwill

The following table reflects the changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Healthcare			Industrial			Consolidated
(in thousands)	Gross Goodwill	Impairments	Net Goodwill	Gross Goodwill	Impairments	Net Goodwill	Gross Goodwill	Impairments	Net Goodwill

Balance at beginning of year	$143,431	$(32,055)	$111,376	$316,265	$(42,329)	$273,936	$459,696	$(74,384)	$385,312
Measurement period adjustments	(555)	—	(555)	(703)	—	(703)	(1,258)	—	(1,258)
Foreign currency translation adjustments	733	—	733	967	—	967	1,700	—	1,700
Balance at end of period	$143,609	$(32,055)	$111,554	$316,529	$(42,329)	$274,200	$460,138	$(74,384)	$385,754

The effect of foreign currency exchange in the table above reflects the impact on goodwill of amounts recorded in currencies other than the U.S. dollar in the financial statements of foreign subsidiaries and the resulting effect of foreign currency translation between the applicable functional currency and the U.S. dollar.

(7) Leases

We have various lease agreements for our facilities, equipment and vehicles with remaining lease terms ranging from one to fifteen years. During the three months ended March 31, 2023, a new 100,000 square foot building that was previously being constructed adjacent to our corporate office became available for use by the Company. As a result, the lease was deemed to have commenced during the period. The total estimated base rent lease payments commenced prior to occupancy in December of 2022. As of March 31, 2023, the remaining minimum base lease payments total $18,861 and consist of $845, $1,143, $1,160, $1,178, $1,196, and $13,339 due, respectively, during the years ended December 31, 2023, 2024, 2025, 2026, 2027 and thereafter.

Classifications of the lease amounts reported on our balance sheet as of March 31, 2023 and December 31, 2022 are

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

summarized below:

	March 31, 2023			December 31, 2022
(in thousands)	Right-of-use assets	Current lease liabilities	Long-term lease liabilities	Right-of-use assets	Current lease liabilities	Long-term lease liabilities
Operating leases	$53,924	$9,838	$52,035	$39,502	$8,343	$38,499
Finance leases	3,166	704	3,196	3,244	693	3,280
Total	$57,090	$10,542	$55,231	$42,746	$9,036	$41,779

(8) Accrued and Other Liabilities

Accrued liabilities at March 31, 2023 and December 31, 2022 are summarized as follows:

(in thousands)	March 31, 2023	December 31, 2022
Compensation and benefits	$23,364	$19,814
Accrued taxes	7,605	10,694
Legal contingencies	4,774	9,948
Product warranty liability	2,812	3,677
Other accrued liabilities	15,604	11,438
Total	$54,159	$55,571

Other liabilities at March 31, 2023 and December 31, 2022 are summarized as follows:

(in thousands)	March 31, 2023	December 31, 2022
Long-term employee indemnity	$4,759	$4,817
Long-term tax liability	5,797	5,711
Defined benefit pension obligation	5,124	5,050
Long-term deferred revenue	3,752	4,974
Earnout liability	21,224	17,244
Legal contingencies	2,789	6,096
Other long-term liabilities	299	289
Total	$43,744	$44,181

Changes in the product warranty obligation for the three months ended March 31, 2023 and 2022 are summarized below:

(in thousands)	Beginning Balance	Settlements Made	Accruals for Warranties Issued	Ending Balance
March 31, 2023	$3,677	$(561)	$(304)	$2,812
March 31, 2022	$3,585	$(2,254)	$2,245	$3,576

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Borrowings

Convertible Notes

On November 16, 2021, the Company issued $460,000 in aggregate principal amount of 0% Convertible Senior Notes due November 15, 2026 (the “Notes”), pursuant to an Indenture dated November 16, 2021 (the “Indenture”) between the Company and The Bank of New York Mellon, N.A., as trustee. The net proceeds from the offering of the Notes were $446,534 after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company in the amount of $13,466, of which $9,821 is unamortized at March 31, 2023. The annual effective interest rate of the Notes is 0.594% when including purchasers' discounts and commissions and offering expenses incurred by the Company. The Notes are senior, unsecured obligations of the Company, will not bear regular interest, and the principal amount of the Notes will not accrete. The Notes will mature on November 15, 2026, unless earlier redeemed, repurchased or converted in accordance with their terms. The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 15, 2026, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2022 (and only during such quarter), if the last reported sale price of the Company’s common stock, par value $0.001 per share (the “Common Stock”), is equal to or greater than 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Common Stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (4) upon the occurrence of specified corporate events, including a Fundamental Change (as defined in the Indenture), or distributions of the Common Stock. On or after August 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time, at the option of the holder, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Notes being converted. The Notes have an initial conversion rate of 27.8364 shares of Common Stock per $1 principal amount of Notes (which is subject to adjustment in certain circumstances). This is equivalent to an initial conversion price of approximately $35.92 per share. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the Indenture. Holders of the Notes have the right to require the Company to repurchase for cash all or a portion of their Notes at 100% of their principal amount, plus any accrued and unpaid special interest, upon the occurrence of a Fundamental Change. The Company is also required to increase the conversion rate for holders who convert their Notes in connection with a Fundamental Change or convert their Notes that are called for redemption, as the case may be, prior to the maturity date. The Company may not redeem the Notes prior to November 20, 2024. The Notes are redeemable, in whole or in part, for cash at the Company’s option at any time, and from time to time, on or after November 20, 2024 and before the 41st scheduled trading day immediately preceding the maturity date, but only if the last reported sale price per share of the Common Stock has been at least 130% of the conversion price then in effect for a specified period of time. The Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes; rank equal in right of payment to any of the Company’s future unsecured indebtedness that is not so subordinated; be effectively subordinated in right of payment to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company. The Indenture also contains covenants, events of default and other provisions which are customary for offerings of convertible notes. We are in compliance with all covenants as of March 31, 2023. At March 31, 2023, the fair value of the Notes is $340,285. This is based on the quoted market price where the volume of activity is limited and not active and, thus, this is deemed a Level 2 fair value measurement.

The Company incurred $669 and $664 of debt issuance cost accretion for the three months ended March 31, 2023 and 2022, respectively. Debt issuance cost accretion of $2,014, $2,698, $2,714, and $2,395 is expected to be incurred in the remaining nine months of 2023 and in 2024, 2025 and 2026, respectively.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) Redeemable Non-Controlling Interest

The following table shows changes in the RNCI related to Kumovis:

Three Months Ended March 31,
(in thousands)	2023
Balance at December 31, 2022	$1,760
Net loss	(108)
Redemption value in excess of carrying value	(88)
Translation adjustments	198
Balance at March 31, 2023	$1,762

(11) Stock-Based Compensation

Stock Incentive Plans

The Company is authorized to grant shares of restricted stock, restricted stock units (“RSUs”), stock appreciation rights, cash incentive awards and options to purchase shares of Common Stock to employees and non-employee directors pursuant to its 2015 Incentive Plan (the “2015 Plan”). The 2015 Plan also designates measures that may be used for performance awards and market-based awards. The vesting period for awards granted under the 2015 Plan is generally determined by the Board of Directors at the date of the grant. Generally, the awards vest one third each year, over 3 years.

Other Compensation Arrangements that Include Share Settlement

Regenerative Medicine Earnout Payments and Performance-Based Stock Units

On December 1, 2021, the Company acquired Volumetric Biotechnologies, Inc. (“Volumetric”). Pursuant to the terms of the related acquisition agreement, the Company may be required to pay milestone-based payments of up to $355,000 in the aggregate, all of which are incremental to the acquisition purchase price, upon (1) the achievement of seven discrete non-financial milestones that require attainment prior to either December 31, 2030 or December 31, 2035 and (2) the continued employment of certain key individuals from Volumetric. Each potential milestone-based payment is considered compensation expense, which the Company will recognize ratably from the point in time when a milestone is deemed probable of achievement through the estimated time of achievement. Each milestone payment will be settled approximately half in cash and half in shares of the Company’s Common Stock and, accordingly, the portion of the Company’s accrued liability (see Note 8) that is ultimately expected to be settled with the Company’s Common Stock is reflected in the disclosure of stock-based compensation included herein.

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

During the three months ended March 31, 2023 and 2022, the Company recognized compensation expense based upon the assumed achievement of (1) one Volumetric earnout payment milestone, for which the potential amount due to the sellers will be $65,000, and (2) one PSU milestone, for which the aggregate grant date fair value of the outstanding and unvested awards is $4,679. Achievement of each milestone is anticipated to occur as of the end of fiscal year 2025.

dp polar Earnout

On October 4, 2022, the Company acquired dp polar. Pursuant to the terms of the related acquisition agreement, the Company may be required to pay $2,229 incremental to the acquisition purchase price, which will be settled via the issuance of 250 shares of the Company’s Common Stock. The issuance and vesting of these shares is contingent on the continued employment of a certain key individual from dp polar through October 4, 2024. Upon assessment, management concluded that this potential obligation for the payment of an additional 250 in shares of Common Stock should be accounted for as compensation expense recognized over the required service period of the individual to whom the amount will potentially be paid and, accordingly, the related expense is reflected in the disclosure of stock-based compensation included herein.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-Based Compensation Activity and Expense

During the three months ended March 31, 2023, the Company granted 96 shares of restricted stock which had a weighted-average grant date fair value of $11.61 per share. The restricted stock awards generally vest ratably over three years.

The following table shows the stock-based compensation expense recognized during the three months ended March 31, 2023 and 2022:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Stock-based compensation expense	$10,292	$12,658
Tax benefit	$—	$—

Included in stock-based compensation expense recognized for the three months ended March 31, 2023 and 2022 are $658 and $4,271, respectively, of accrued expense pertaining to annual incentive compensation for which settlement would ultimately occur using shares of the Company’s Common Stock. Also included in stock-based compensation expense for the three months ended March 31, 2023 and 2022 are $1,990 and $1,990, respectively, which relate to the portion of the Volumetric earnout expense recognized during each period that is expected to be settled using the Company’s Common Stock. Further, stock-based compensation expense for the three months ended March 31, 2023 and 2022 includes $274 and $0, respectively, of expense related to the dp polar earnout arrangement. Finally, stock-based compensation expense for the three months ended March 31, 2023 and 2022 includes $277 and $244, respectively, of expense related to the regenerative medicine PSUs.

As of March 31, 2023, there was $39,315 of unrecognized stock-based compensation expense related to all unvested share-based payment awards that the Company expects to recognize over a weighted-average period of 1.8 years.

(12) Interest and Other Income (Expense), Net

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Interest and other income (expense), net
Foreign exchange (loss) gain, net	$(372)	$(2,218)
Interest income (expense), net	3,805	165
Other (expense) income, net	442	(230)
Total interest and other income (expense), net	$3,875	$(2,283)

Interest and other income (expense), net includes (1) interest income of $4,546 and $825 for the three months ended March 31, 2023 and 2022, respectively, and (2) interest expense of $741 and $660 for the three months ended March 31, 2023 and 2022, respectively.

(13) Income Taxes

We maintain the exception under ASC 740-270-30-36(b), “Accounting for Income Taxes,” for jurisdictions that do not have reliable estimates of ordinary income. Based on volatility in the industry, we have continued to use a year-to-date methodology in determining the effective tax rate for the quarter ended March 31, 2023.

For the quarter ended March 31, 2023, the Company’s effective tax rate was 0.0%. For the quarter ended March 31, 2022, the Company’s effective tax rate was (5.0)%. The differences between the U.S. statutory tax rate and the effective tax rates for the quarters ended March 31, 2023, and March 31, 2022, are primarily driven by a full valuation in various jurisdictions.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) Net Earnings (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to 3D Systems’ Common Stock stockholders by the weighted average number of Common Stock shares outstanding during the applicable period. Diluted net income (loss) per share incorporates the additional shares issuable upon the assumed exercise of stock options, the vesting of restricted stock and RSUs, and the assumed conversion of debt, except in such case when (1) the inclusion of such shares or potential shares would be anti-dilutive or (2) when the vesting of restricted stock or RSUs is contingent upon one or more performance conditions that have not been met as of the balance sheet date.

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2023	March 31, 2022
Numerator for basic and diluted net (loss) income per share:
Net (loss) income attributable to 3D Systems Corporation	$(29,421)	$(26,799)
Redeemable non-controlling interest redemption value in excess of carrying value	(88)	—
Net (loss) income attributable to common stock shareholders	$(29,509)	$(26,799)
Denominator for net (loss) income per share:
Weighted average shares – basic	129,158	126,728
Dilutive effect of shares issuable under stock based compensation and other plans(1)	—	—
Weighted average shares – diluted	129,158	126,728

Net income (loss) per share – basic	$(0.23)	$(0.21)
Net income (loss) per share – diluted	$(0.23)	$(0.21)

(1) Equity awards are deemed anti-dilutive for the three months ended March 31, 2023 and 2022 because we reported a net loss for these periods.

The following table presents the potentially dilutive shares that have been excluded from the computation of diluted earnings (loss) per share attributable to Common Stock stockholders because their effect is considered anti-dilutive for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Restricted stock and restricted stock units	4,177	5,313
Stock options	420	420
Total	4,597	5,733

For the three months ended March 31, 2023, the table above excludes the following: (1) an estimate of 1,041 shares contingently issuable upon the achievement of certain milestones in the Volumetric earnout arrangement discussed in Note 11; (2) an estimate of 466 shares for the payment of accrued incentive compensation that is expected to be settled in shares; and (3) an estimate of 53 shares that are contingently issuable under the dp polar earnout arrangement discussed in Note 11. These share estimates are based on the aggregate liabilities recorded for the Volumetric earnout arrangement, fiscal year 2022 and fiscal year 2023 incentive compensation and the dp polar earnout arrangement at March 31, 2023, divided by the Company's year-to-date average share price of $10.19 per share.

For the three months ended March 31, 2022, the table above excludes the following: (1) an estimate of 152 shares contingently issuable to settle the March 31, 2022 liability accrued for the assumed achievement of certain milestones in the Volumetric earnout arrangement discussed in Note 11 and (2) and 245 shares attributable to the portion of the fiscal year 2022 bonus accrued as of March 31, 2022 to be settled in shares.

On November 16, 2021, the Company issued $460,000 in aggregate principal amount of 0% Convertible Senior Notes due November 15, 2026, as discussed in Note 9. The Notes’ impact to diluted shares will be calculated using the if-converted method as prescribed in ASU 2020-06. The Notes will increase the diluted share count when the average share price over a quarterly or annual reporting period is greater than $35.92 per share, the conversion price of the Notes. For the three months ended March 31, 2023 and 2022, the Notes were anti-dilutive on a stand-alone basis because the average share price during these periods did not exceed the conversion price, and because we had a net loss for each of the respective periods.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15) Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive loss by component are as follows:

	Three Months Ended March 31, 2023
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Unrealized loss on short-term investments	Total
Balance at December 31, 2022	$(54,194)	$700	$(328)	$(53,822)
Other comprehensive income (loss)	3,413	12	108	3,533
Amounts reclassified from accumulated other comprehensive income (loss) [a]	—	(12)	201	189
Balance at March 31, 2023	$(50,781)	$700	$(19)	$(50,100)

	Three Months Ended March 31, 2022
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Unrealized loss on short-term investments	Total
Balance at December 31, 2021	$(35,464)	$(2,242)	$—	$(37,706)
Other comprehensive income (loss)	(3,346)	37	(3,495)	(6,804)
Amounts reclassified from accumulated other comprehensive income (loss) (a)	—	64	—	64
Balance at March 31, 2022	$(38,810)	$(2,141)	$(3,495)	$(44,446)
(a) Amount reclassified into interest and other income (expense), net on the statement of operations. See Note 18 for detail regarding fair value measurements of unrealized gains (losses) on short-term investments.

The amounts presented in the table above are net of income taxes.

(16) Segment Information

The Company’s operations are comprised of two reportable segments: Healthcare Solutions and Industrial Solutions. Effective January 1, 2023, the Company’s chief operating decision maker (“CODM”) placed an increased focus on Segment Adjusted EBTIDA when evaluating the performance of the Company’s reportable segments, among other measures, Segment Adjusted EBITDA. In addition, the methodology for allocating certain costs has been revised to more closely reflect changes in the Company's business and estimates of usage by the Company's segments. Prior year amounts have been reclassified to conform with current year presentation. The following table sets forth our operating results by segment for the three months ended March 31, 2023 and 2022:

	Revenue		Adjusted EBITDA
(in thousands)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Healthcare Solutions	$48,725	$64,345	$5,065	$15,769
Industrial Solutions	72,511	68,656	6,902	6,565
Total Reportable segments	121,236	133,001	11,967	22,334
Corporate and Other(1)	—	—	(22,061)	(20,411)
Total Company	$121,236	$133,001	$(10,094)	$1,923

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Corporate is not an operating segment, but reflects expenses not directly attributable to and, accordingly, not allocated to our reportable segments. These expenses relate to corporate functions such as human resources, finance, and legal and include expenses such as salaries, benefits, and other related costs. Similar to the Company's operating segments, Corporate results are reported to and reviewed by the Company’s CODM on the basis of Adjusted EBITDA.

The following table provides a reconciliation of the Company’s reported net loss to the total of our reportable segment Adjusted EBITDA and corporate and other Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Net loss attributable to 3D Systems Corporation	$(29,421)	$(26,799)
Interest (income) expense, net	(3,805)	(165)
Provision (benefit) for income taxes	8	1,284
Depreciation expense	5,312	5,818
Amortization expense	3,239	2,678
Stock-based compensation expense	10,292	12,658
Acquisition and divestiture-related expense	2,677	3,682
Litigation costs	79	—
Restructuring expense	1,703	319
Redeemable non-controlling interest	(108)	—
Other non-operating (income) expense	(70)	2,448
Adjusted EBITDA	$(10,094)	$1,923
(17) Commitments and Contingencies

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

Litigation

Export Controls and Government Contracts Compliance Matter

In October 2017, we received an administrative subpoena from the Bureau of Industry and Security of the Department of Commerce (“BIS”) requesting the production of records in connection with possible violations of U.S. export control laws, including with regard to our former Quickparts.com, Inc. subsidiary. In addition, while collecting information responsive to the above-referenced subpoena, our internal investigation identified potential violations of the International Traffic in Arms Regulations administered by the Directorate of Defense Trade Controls of the Department of State (“DDTC”) and potential violations of the Export Administration Regulations administered by the BIS. Thereafter, we submitted voluntary disclosures to BIS and DDTC identifying potentially unauthorized exports between 2012 and 2017, including to China, of controlled items including technical data. In connection with these matters, in August 2020, we received two federal grand jury subpoenas issued by the U.S. District Court for the Northern District of Texas. The Company responded to these two subpoenas and fully cooperated with the U.S. Department of Justice (“DOJ“) in the related investigation.

During 2022, we engaged in discussions with DDTC, BIS, and DOJ to settle the potential export control violations described

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

above. In February 2023, the Company settled these matters with all three agencies. As a part of these settlement agreements, the Company agreed to pay $15,048 in civil monetary penalties to these agencies, with an additional $10,000 in suspended penalty amounts to be allocated to remedial compliance measures required by DDTC. The penalty amounts were broken down as follows: DDTC $10,000 (in three installments over a three-year period), BIS $2,778, and DOJ $2,270. The first penalty installment payment to DDTC and the full penalty payments to BIS and to DOJ were made in the first quarter of 2023. To the extent any portion of the $10,000 suspended penalty is not expended on required remedial compliance measures by the end of the three-year term of the settlement agreement, then such shortfall shall be paid by the Company to DDTC. Accordingly, the $10,000 suspended penalty has not been recognized as a liability as of March 31, 2023 and will be recognized as incurred during the three-year term of the settlement agreement. The agencies are not criminally prosecuting the Company, nor anyone associated with the Company, and the Company is not subject to any administrative debarment. Over the course of our internal investigation, we made meaningful improvements to our compliance program and will continue to further enhance export compliance going forward.

Shareholder Suits

The Company and certain of its current and former executive officers have been named as defendants in a consolidated putative stockholder class action lawsuit pending in the United States District Court for the Eastern District of New York (the “District Court”). The action is styled In re 3D Systems Securities Litigation, No. 1:21-cv-01920-NGG-TAM (E.D.N.Y.) (the “Securities Class Action”). On July 14, 2021, the Court appointed a Lead Plaintiff for the putative class and approved his choice of Lead Counsel. Lead Plaintiff filed his Consolidated Amended Complaint (the “Amended Complaint”) on September 13, 2021, alleging that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the current and former executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. The Amended Complaint was filed on behalf of stockholders who purchased shares of the Company’s Common Stock between May 6, 2020 and March 5, 2021, and seeks monetary damages on behalf of the purported class. Defendant moved to dismiss the Amended Complaint on February 15, 2022, and the motion was fully briefed in May 2022. On October 28, 2022, the parties notified the District Court that they reached an agreement in principle resolving this action, and on December 19, 2022, Lead Plaintiff filed a motion seeking entry of an order preliminarily approving the settlement and establishing notice procedures. The settlement is subject to both preliminary and final approval by the District Court. On April 15, 2022, the Company was informed the SEC is conducting a formal investigation of the Company related to, among other things, the allegations in the Securities Class Action, and the Company received subpoenas from the SEC for the production of documents and information related to its investigation as a follow on to a previous voluntary request for documents. The Company is cooperating with the SEC.

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

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In connection with the foregoing matters, we recognized a liability of $16,044 during the three months ended December 31, 2022, which includes the $10,000 DDTC civil monetary penalty being recognized at a discount using the risk-free interest rate. During the three months ended March 31, 2023, we paid $8,548 of this liability in accordance with the settlement agreements discussed above. Refer to Note 8 for details regarding our remaining short-term and long-term liabilities recorded for legal contingencies.

(18) Fair Value Measurements

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

Cash equivalents and short-term investments are valued utilizing the market approach to measure fair value for financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value as of March 31, 2023 and December 31, 2022 because of the relatively short duration of these instruments.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets measured at fair value on a recurring basis as of March 31, 2023 are summarized below:

	Fair Value Measurement as of March 31, 2023
	Fair Value Measurement				Balance Sheet Classification
(in thousands)	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments and Marketable Securities
Money market funds	Level 1	$451,508	$—	$451,508	$451,508	$—
Certificates of deposit	Level 2	—	—	—	—	—
Commercial paper	Level 2	—	—	—	—	—
Short-term bond mutual funds	Level 2	—	—	—	—	—
Corporate bonds(a)	Level 2	4,046	(19)	4,027	—	4,027
Total		$455,554	$(19)	$455,535	$451,508	$4,027

(a) Includes $745 and $742 of cost basis and fair market value, respectively, with a weighted average maturity of 1.0 years.

We did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2023.

Assets measured at fair value on a recurring basis as of December 31, 2022 are summarized below:

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

(19) Subsequent Events

On May 1, 2023, the Company announced that it entered into an agreement to acquire Wematter AB (“Wematter”), a Swedish 3D printer manufacturer that will broaden 3D Systems’ Selective Laser Sintering (SLS) portfolio, for approximately $11,000 in cash, subject to customary post-closing adjustments. The Company may be required to pay an additional €2,000 in cash contingent on the achievement of certain post-closing performance conditions and the continued employment by the Company of certain Wematter key employees for two years after the closing date. If earned, the €2,000 is expected to be recognized as compensation expense over the 2-year service period. The acquisition is expected to close during July 2023.

On May 9, 2023, the Company announced a restructuring initiative to improve operating efficiencies throughout the organization and drive long-term value creation. This initiative is expected to reduce headcount by approximately 6%, with the majority of reductions being made in Corporate and business support functions which are predominantly located in the US and Europe. The Company expects to incur cash charges in the range of $3,500 - $4,500 for severance-related costs related to this initiative during 2023. The majority of these charges are expected to be incurred in the 2nd quarter of 2023, with the remainder occurring in the second half of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q (the “Financial Statements”). Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that may affect our future performance that are discussed in greater detail under the heading “Forward Looking Statements” below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).

Business Overview

3D Systems Corporation (“3D Systems” or the “Company” or “we,” “our” or “us”) markets our products and services through subsidiaries in North America and South America (collectively referred to as “Americas”), Europe and the Middle East (collectively referred to as “EMEA”) and the Asia Pacific and Oceania region (collectively referred to as “APAC”). We provide comprehensive 3D printing and digital manufacturing solutions, including 3D printers for plastics and metals, materials, software, and digital design tools. Our solutions support advanced applications in two key industry verticals: Healthcare Solutions and Industrial Solutions. We have over 35 years of experience and expertise, which have proven vital to our development of an ecosystem and end-to-end digital workflow solutions that enable customers to optimize product designs, transform workflows, bring innovative products to market and drive new business models.

The Company has two reportable segments, Healthcare Solutions and Industrial Solutions. Healthcare Solutions includes dental, medical devices, personalized health services and regenerative medicine. Industrial Solutions includes aerospace, defense, transportation and general manufacturing. We architect solutions specific to customers’ needs through a combination of materials, hardware platforms, software, professional services and advanced manufacturing – creating a path to integrating additive manufacturing into traditional production environments. As a result, manufacturers achieve design freedom, increase agility, scale production and improve their overall total cost of operation. Our technologies and process knowledge enable hundreds of thousands of production parts to be made through additive manufacturing each day.

Recent Developments

Acquisitions/Investments

The Company has made the following significant acquisitions and investments since the fourth quarter of 2021.

On October 4, 2022, we completed the acquisition of dp polar, a German-based designer and manufacturer of the industry’s first additive manufacturing system designed for true high-speed mass production of customized components, for $25.2 million, which includes $19.6 million paid in cash at closing, $7.1 million paid at closing via the issuance of the Company’s common stock, and a provisional $1.5 million estimated post-closing purchase price adjustment due to the Company from the sellers. An additional payment of $2.2 million via the issuance of 249,865 shares of the Company’s common stock is possible upon the continued employment of a certain key individual from dp polar through October 4, 2024. Central to dp polar’s patented continuous printing process is a large-scale, segmented, rotating print platform that eliminates the start/stop operations of virtually all additive manufacturing platforms. With dp polar’s technology and patented polar coordinate control, the print heads remain stationary above the rotating platform, providing a continuous print process. The acquisition’s near-term impact on the Company’s results of operations and cash flows has been dilutive.

On April 1, 2022, we completed the acquisition of 93.75% of Kumovis for an all-cash purchase price of $37.9 million. $3.6 million of the purchase price is deferred for up to fifteen months from the closing date and $0.1 million reflects the anticipated settlement of the related net working capital adjustment. Kumovis, which is part of the Healthcare Solutions segment, utilizes polyether ether keton or “PEEK” materials, which have properties that lend it to many medical applications, including many implant applications, that fit into our personalized healthcare solutions operations. The acquisition’s near-term impact on the Company's results of operations and cash flows has been dilutive.

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

In March 2022, the Saudi Arabian Industrial Investments Company (“Dussur”) and 3D Systems signed an agreement to form a joint venture intended to expand the use of additive manufacturing within the Kingdom of Saudi Arabia and surrounding geographies, including the Middle East and North Africa. The joint venture is to enable the development of Saudi Arabia's domestic additive manufacturing production capabilities, consistent with the Kingdom’s ‘Vision 2030,’ which is focused on diversification of the economy and long-term sustainability. 3D Systems is committed to an initial investment of approximately $6.5 million, of which $3.4 million was deposited in an escrow account during the three months ended December 31, 2022 and was reported as restricted cash within other assets on the balance sheet as of March 31, 2023 and December 31, 2022. In February 2023, the Company became a shareholder in the joint venture and now owns 49% of its common stock. Accordingly, the $3.4 million held in escrow plus an additional $3.1 million owed to the joint venture as of March 31, 2023 was deposited into a bank account of the joint venture during April 2023 for use in its operations. Additional future investments are contingent upon the achievement of certain milestones by the joint venture. The impact on the Company’s financial position, results of operations and cash flows is not expected to be material other than the cash outflow(s) related to the initial and contingent investments.

In March 2022, we made a $10.0 million investment for an approximate 26.6% ownership interest in Enhatch Inc. (“Enhatch”), the developer of the Intelligent Surgery Ecosystem. We simultaneously entered into a collaboration and supply agreement with Enhatch. We also obtained warrants to purchase additional shares of Enhatch and the right to purchase, in the future, the remaining shares of Enhatch that 3D Systems does not own if certain revenue targets are achieved. Enhatch's Intelligent Surgery Ecosystem provides technologies which streamline and scale the design and delivery of patient-specific medical devices by automating the process. Incorporating these capabilities into 3D Systems’ workflow for patient-specific solutions, which includes advanced software, expert treatment planning services, custom implants, instrumentation design, and industry-leading production processes, will help more efficiently meet the growing demand for personalized medical devices.

On December 1, 2021, we acquired Volumetric Biotechnologies, Inc. (“Volumetric”) for $40.2 million. Additional payments of up to $355.0 million are possible upon (1) the attainment of seven non-financial milestones, each of which requires achievement prior to either December 31, 2030 or December 31, 2035, and (2) the continued employment of certain key individuals from Volumetric. Volumetric’s mission is to develop the ability to manufacture human organs using bioprinting methods and the underlying technologies required to create these highly complex biological structures. With this acquisition, we expanded our capabilities and capacity in 3D printing related to bio-printing and regenerative medicine. Combining 3D Systems' regenerative medicine group with Volumetric’s highly complementary skill sets of biological expertise and cellular engineering is expected to accelerate our core regenerative medicine strategies which include the bio-printing of human organs, additional non-organ applications and bio-printing technologies for research labs. The acquisition’s near-term impact on the Company's results of operations and cash flows has been dilutive. Volumetric's operating results are reported in the Healthcare Solutions segment.

On November 1, 2021, we acquired Oqton for $187.8 million. Oqton is a software company that creates an intelligent, cloud-based MOS ("manufacturing operations system") platform tailored for flexible production environments that increasingly utilize a range of advanced manufacturing and automation technologies, including additive manufacturing solutions, in their production workflows. The cloud-based solution leverages the Industrial Internet of Things, artificial intelligence, and machine learning technologies to deliver a solution for customers to automate their digital manufacturing workflows, scale their operations and enhance their competitive position. The Oqton acquisition will allow the Company to expand its existing additive manufacturing software suite to the entire additive industry. Oqton's operating results are reported in the Industrial Solutions segment and the acquisition’s impact on the Company’s financial position, results of operations and cash flows has been dilutive.

Investing in Regenerative Medicine

As an early and continuing innovator in additive manufacturing, we have significant experience in bringing this technology to new markets. In 2022, we continued to expand our focus and investments in the application of additive manufacturing for regenerative medicine. Currently, our efforts in the area of regenerative medicine consist mainly of pre-commercial research and development (“R&D”) and involve three strategies.

The first strategy is the use of additive manufacturing for human organ transplantation. Each year, end-stage organ failure kills millions of people. However, the supply of donated organs is insufficient to meet the needs of patients seeking transplantation. During 2022, we made significant progress in our organ printing development program, which we are conducting together with a key strategic partner. This program was first established in 2017 and combines our legacy 3D printing expertise with our new capabilities in human tissue engineering from our acquisition of Volumetric in 2021, with the regenerative medicine and biotechnology expertise of our partner. To date, our program has focused on developing the capability to print scaffolds for human lungs, with a long-term goal of allowing all patients with end-stage lung disease to receive transplants which will enable them to enjoy long and active lives. Based upon the progress made toward this goal, the program has been expanded to include two additional human organs.

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

Our third regenerative medicine strategy seeks to utilize our bio-printing capabilities to design and manufacture 3D-printed vascularized “organs-on-chips” for use in drug development by pharmaceutical industry customers. Currently, drug development is an expensive and time-consuming process, and many drug therapies that appear promising during pre-clinical trials fail during human clinical trials. We believe that “organs-on-chips” can accelerate the drug development process and reduce the cost of pre-clinical drug testing, as well as reduce the pharmaceutical industry’s reliance on animal testing. During 2022, we formed a new wholly-owned biotech company called Systemic Bio in order to accelerate our progress in this area. Systemic Bio combines 3D Systems’ legacy expertise in high-resolution 3D printing with advanced capabilities in bioprinting and biomaterials gained from our 2021 acquisition of Allevi, Inc. to design and market 3D-printed, vascularized “organs-on-chips” for sale to pharmaceutical industry customers. In the first quarter of 2023, we signed our first contract with a top pharmaceutical company with the aim of establishing a bioprinted vascularized tumor model to be used for drug discovery and development efforts in oncology. In addition to contract partnerships with third parties, we plan to continue providing internal funding to support Systemic Bio during the early stages of its growth, including for activities such as R&D facility expansion, product development and customer acquisition.

Background

We earn revenue from the sale of products and services through our Healthcare Solutions and Industrial Solutions segments. The product categories include 3D printers and corresponding materials, digitizers, software licenses, 3D scanners and haptic devices. The majority of materials used in our 3D printers are proprietary. The services category includes maintenance contracts and services on 3D printers, software maintenance, software as a service subscriptions and healthcare solutions services.

Given the relatively high price of certain 3D printers and a corresponding lengthy selling cycle, as well as relatively low unit volume of the higher-priced printers in any particular period, a shift in the timing and concentration of orders and shipments from one period to another can materially affect reported revenue in any given period.

In addition to changes in sales volumes, there are two other primary drivers of changes in revenue from one period to another: (1) the combined effect of changes in product mix and average selling prices and (2) the impact of fluctuations in foreign currencies. As used in this Management’s Discussion and Analysis, the price and mix effects relate to changes in revenue that are not able to be specifically related to changes in unit volume or foreign exchange.

How We Assess the Performance of Our Business

We manage operations through the two business segments described above. In addition to our consolidated GAAP financial measures, we review Adjusted EBITDA.

We believe Adjusted EBITDA is a helpful supplemental measure to assist us and investors in evaluating our operating results as they exclude certain items whose fluctuation from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net income (loss), plus income tax (provision) benefit, interest and other income (expense), net, stock-based compensation expense, amortization of intangible assets, depreciation expense, and certain other non-GAAP adjustments. We believe that the adjustments applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about our operating and financial performance without the effect of certain material non-cash items and about non-recurring items that we do not expect to continue at the same level in the future.

Management and our board of directors regularly use this measure in evaluating our operating and financial performance and in establishing discretionary annual compensation. Such measure is provided in addition to, and should not be considered to be a substitute for, or superior to, the comparable measure under GAAP. In addition, we believe that Adjusted EBITDA is frequently used by investors and other interested parties in the evaluation of issuers, many of which also present Adjusted EBITDA when reporting their results in an effort to facilitate an understanding of their operating and financial results.

Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other performance measure derived in accordance with GAAP. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP.

For further information regarding Adjusted EBITDA, see “Reconciliation of non-GAAP Measures” below.

Consolidated Financial Results for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Revenue:
Products	$84,388	$100,551
Services	36,848	32,450
Total revenue	121,236	133,001
Cost of sales:
Products	49,880	58,472
Services	24,258	20,734
Total cost of sales	74,138	79,206
Gross profit	47,098	53,795
Operating expenses:
Selling, general and administrative	58,285	55,415
Research and development	22,209	21,612
Total operating expenses	80,494	77,027
Loss from operations	(33,396)	(23,232)
Interest and other income (expense), net	3,875	(2,283)
(Loss) income before income taxes	(29,521)	(25,515)
(Provision) benefit for income taxes	(8)	(1,284)
Net (loss) income before redeemable non-controlling interest	(29,529)	(26,799)
Less: net (loss) attributable to redeemable non-controlling interest	(108)	—
Net (loss) income attributable to 3D Systems Corporation	$(29,421)	$(26,799)

Other Financial Data:
Adjusted EBITDA	$(10,094)	$1,923

Consolidated revenue

The following table sets forth changes in our products and services revenue for the three months ended March 31, 2023 and 2022.

(Dollars in thousands)	Products		Services		Total
Revenue — 2022	$100,551	75.6%	$32,450	24.4%	$133,001	100.0%
Change in revenue:
Volume	(14,279)	(14.2)%	5,231	16.1%	(9,048)	(6.8)%
Price/mix	343	0.3%	—	—%	343	0.3%
Foreign currency translation	(2,227)	(2.2)%	(833)	(2.6)%	(3,060)	(2.3)%
Net change	(16,163)	(16.1)%	4,398	13.5%	(11,765)	(8.8)%
Revenue — 2023	$84,388	69.6%	$36,848	30.4%	$121,236	100.0%

Products revenue

For the three months ended March 31, 2023, products revenue decreased by $16.2 million, or 16.1%, as compared to the three months ended March 31, 2022. The decrease in products revenue was primarily driven by a reduction in sales volumes of $14.3 million, or 14.2%, due to a $19.1 million decrease in volume within our Healthcare Solutions segment, partially offset by a $4.8 million increase in volume within our Industrial Solutions segment. The lower volume within our Healthcare Solutions segment was primarily due to lower sales to the dental orthodontics market, as the demand for related elective dental procedures that our products support has been impacted by current economic conditions.

Services revenue

For the three months ended March 31, 2023, services revenue increased by $4.4 million, or 13.5%, as compared to the three months ended March 31, 2022. The increase in services revenue was primarily due to an increase in sales volume of $3.4 million and $1.8 million in our Healthcare Solutions and Industrial Solutions segments, respectively. The increase in the services sales volume realized by our Healthcare Solutions segment primarily was driven by higher revenue generated from both virtual surgical planning services and advanced manufacturing services related to medical devices. The increase in the services sales volume of our Industrial Solutions segment was attributable to maintenance contracts and other repair services, as well as installation and training services.

Total revenue

For the three months ended March 31, 2023, revenue decreased by $11.8 million, or 8.8%, as compared to the three months ended March 31, 2022 as the decrease in our products revenue exceeded the increase in our services revenue, as described above.

Consolidated gross profit

	Three Months Ended
	March 31, 2023		March 31, 2022		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$34,508	40.9%	$42,079	41.8%	$(7,571)	(18.0)%	(0.9)	(2.2)%
Services	12,590	34.2%	11,716	36.1%	874	7.5%	(1.9)	(5.3)%
Total	$47,098	38.8%	$53,795	40.4%	$(6,697)	(12.4)%	(1.6)	(4.0)%

Products gross profit and gross profit margin

For the three months ended March 31, 2023, gross profit from products sales decreased by $7.6 million, or 18.0%, as compared to the three months ended March 31, 2022. The decrease in gross profit from products sales is primarily due to the 16.1% decrease in products sales revenue, as well as input cost inflation and unfavorable changes in product mix.

Services gross profit and gross profit margin

For the three months ended March 31, 2023, gross profit from services sales increased $0.9 million, or 7.5%, as compared to the three months ended March 31, 2022. The increase in gross profit from services sales is driven by the 13.5% increase in services revenue, partially offset by input cost inflation and unfavorable changes in product mix.

Consolidated selling, general and administrative expense

Selling, general and administrative ("SG&A") expense for the three months ended March 31, 2023 increased $2.9 million, or 5.2%, to $58.3 million as compared to $55.4 million for the three months ended March 31, 2022. SG&A expense increased $2.0 million due to the Company’s acquisitions of Titan, Kumovis, and dp polar during fiscal year 2022, as each of these acquisitions was consummated subsequent to March 31, 2022 and, accordingly, were not part of the Company's results for the period then ended. In addition to the impact of the Company's acquisitions, the increase in SG&A costs was driven by higher professional services fees for the three months ended March 31, 2023 due to the increased usage of consultants and third-party contractors, as well as increased fees incurred in connection with audit and tax services.
Consolidated research and development expense

Research and development ("R&D") expense for the three months ended March 31, 2023 increased $0.6 million, or 2.8%, to $22.2 million as compared to $21.6 million for the three months ended March 31, 2022. The increase was primarily due to a $1.3 million increase in expenses related to the Company’s acquisitions of Titan, Kumovis, and dp polar during fiscal year 2022, as each of these acquisitions was consummated subsequent to March 31, 2022 and, accordingly, were not part of the Company's results for the period then ended.

Consolidated operating loss

Our operating loss for the three months ended March 31, 2023 was $33.4 million, compared to a $23.2 million operating loss for the three months ended March 31, 2022, due to lower gross profit and higher SG&A and R&D expenses as discussed above.

Interest and other income (expense), net

The following table sets forth the components of interest and other income (expense), net for the three months ended March 31, 2023 and 2022.

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Interest and other income (expense), net
Foreign exchange loss	$(372)	$(2,218)
Interest income (expense), net	3,805	165
Other income (expense), net	442	(230)
Total interest and other (expense) income, net	$3,875	$(2,283)

For the three months ended March 31, 2023, interest income (expense), net increased as compared to the same period last year due to higher interest income earned on cash and cash equivalents resulting from increased interest rates.

Net (loss) income

The following table sets forth the net (loss) income for the three months ended March 31, 2023, and 2022.

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2023	March 31, 2022
(Loss) income before income taxes	$(29,521)	$(25,515)
(Provision) benefit for income taxes	(8)	(1,284)
Net (loss) income before redeemable non-controlling interest	(29,529)	(26,799)
Less: net (loss) attributable to redeemable non-controlling interest	(108)	—
Net (loss) income attributable to 3D Systems Corporation	$(29,421)	$(26,799)

Net (loss) income per common share:
Basic	$(0.23)	$(0.21)
Diluted	$(0.23)	$(0.21)

Our tax provision for the three months ended March 31, 2023 was de minimis, as compared to a $1.3 million tax provision for the three months ended March 31, 2022. The Company's effective tax rates for the three months ended March 31, 2023 and 2022 were significantly below the U.S. and foreign jurisdictions' statutory rates due to the Company's reported losses and the maintenance of a valuation allowance against deferred tax assets generated by such losses due to the Company's conclusion that it is more likely than not that its deferred tax assets will not be realized in various tax jurisdictions.

The net loss attributable to redeemable non-controlling interest reflects the portion of the loss incurred by Kumovis that is attributable to non-controlling interest holders. A similar amount was not reported for the three months ended March 31, 2022, as Kumovis was not acquired until April 1, 2022.

The increase in the net loss attributable to 3D Systems for the three months ended March 31, 2023, as compared to the net loss attributable to 3D Systems for the three months ended March 31, 2022, was primarily driven by an increase in the Company's loss from operations for the period, partially offset by lower foreign exchange transaction losses and higher interest and other income for the period.

Adjusted EBITDA (Non-GAAP)

The decrease in the Company's Adjusted EBITDA from $1.9 million for the three months ended March 31, 2022 to negative $10.1 million for the three months ended March 31, 2023 was primarily driven by the $10.2 million increase in the Company's reported operating loss (as described above). As shown in the reconciliation or our reported Net Loss to Adjusted EBITDA (below), the remaining change of $1.8 million in our Adjusted EBITDA reported for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily driven by changes in the amounts added back for stock compensation expense, acquisition and divestiture-related expense, and restructuring expense, each of which is included in our reported operating loss.

Reconciliation of Non-GAAP Measures

The table that follows provides a reconciliation of the Company's reported Net Loss to Adjusted EBITDA. Refer to the discussion of "How We Assess the Performance of Our Business" for additional information regarding Adjusted EBITDA and why management believes this measure provides useful information regarding the Company's results of operations.

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Net Loss	$(29,421)	$(26,799)
Interest (income) expense, net	(3,805)	(165)
Provision (benefit) for income taxes	8	1,284
Depreciation expense	5,312	5,818
Amortization expense	3,239	2,678
Stock-based compensation expense	10,292	12,658
Acquisition and divestiture-related expense	2,677	3,682
Litigation costs	79	—
Restructuring expense	1,703	319
Redeemable non controlling interest	(108)	—
Other non-operating (income) expense, net	(70)	2,448
Adjusted EBITDA	$(10,094)	$1,923

Segment Financial Results for the Three Months Ended March 31, 2023 and 2022

Effective January 1, 2023, the Chief Operating Decision Maker (“CODM”) evaluates the performance of the Company’s reportable segments based on, among other measures, Segment Adjusted EBITDA. In addition, the methodology for allocating certain costs has been revised to more closely reflect changes in the Company's business and estimates of usage by the Company's segments. Prior year amounts have been reclassified to conform with current year presentation. The following table presents the revenue and Adjusted EBITDA amounts reported by each of our segments and non-allocated corporate amounts for the three months ended March 31, 2023 and 2022:

	Revenue			Adjusted EBITDA
(in thousands)	March 31, 2023	March 31, 2022	Change	March 31, 2023	March 31, 2022	Change
Healthcare Solutions	$48,725	$64,345	$(15,620)	$5,065	$15,769	$(10,704)
Industrial Solutions	72,511	68,656	3,855	6,902	6,565	337
Corporate and Other	—	—	—	(22,061)	(20,411)	(1,650)
Total Company	$121,236	$133,001	$(11,765)	$(10,094)	$1,923	$(12,017)

Healthcare Solutions

Revenue

For the three months ended March 31, 2023, Healthcare Solutions revenue decreased $15.6 million, or 24.3%, as compared to the three months ended March 31, 2022. The decrease in segment revenue was primarily due to a 46.2% reduction in sales to our dental orthodontic market as the demand for related elective dental procedures that our products support has been impacted by current economic conditions. The reduction in dental orthodontic market sales was partially offset by growth of 21.0% in other non-dental sales as compared to the three months ended March 31, 2022.

Adjusted EBITDA

For the three months ended March 31, 2023, Adjusted EBITDA for our Healthcare Solutions segment decreased $10.7 million, or 67.9%, as compared to the three months ended March 31, 2022, which was primarily driven by the decrease in segment revenue as well as a $2.5 million increase in operating expenses. The increase in operating expenses was primarily related to investments in our regenerative medicine efforts for bioprinting technologies as well as expenses from recently acquired businesses.

Industrial Solutions

Revenue

For the three months ended March 31, 2023, Industrial Solutions revenue increased $3.9 million, or 5.6%, as compared to the three months ended March 31, 2022. The increase in segment revenue was primarily due to a 9.8% increase in sales volumes partially offset by the negative impacts of foreign exchange. Excluding the impacts of foreign exchange, revenue for our Industrial Solutions segment increased by 9.3%.

Adjusted EBITDA

For the three months ended March 31, 2023, Adjusted EBITDA for our Industrial Solutions segment increased $0.3 million, or 5.1%, as compared to the three months ended March 31, 2022, which was primarily driven by higher overall sales volumes, partially offset by a decrease in segment gross profit margin driven by cost inflation and a $0.8 million increase in operating expenses. The increase in operating expenses was primarily driven by recent acquisitions.

Corporate and Other

Adjusted EBITDA

For the three months ended March 31, 2023, Corporate and Other Adjusted EBITDA was negative $22.1 million, as compared to negative $20.4 million for the three months ended March 31, 2022. The decrease of $1.7 million was primarily driven by an increase in corporate finance and corporate administrative costs attributable to professional services due to an increased usage of consultants and third-party contractors, as well as increased fees incurred in connection with audit and tax services.

Liquidity and Capital Resources

The following table sets forth the Company's operating working capital at March 31, 2023 and December 31, 2022.

			Change
(Dollars in thousands)	March 31, 2023	December 31, 2022	$	%
Cash and cash equivalents	$525,898	$388,134	$137,764	35.5%
Short-term investments	4,027	180,603	(176,576)	(97.8)%
Accounts receivable, net	94,677	93,886	791	0.8%
Inventories	147,365	137,832	9,533	6.9%
	771,967	800,455	(28,488)	(3.6)%
Less:
Current lease liabilities	10,542	9,036	1,506	16.7%
Accounts payable	51,415	53,826	(2,411)	(4.5)%
Accrued and other liabilities	54,159	55,571	(1,412)	(2.5)%
	116,116	118,433	(2,317)	(2.0)
Operating working capital	$655,851	$682,022	$(26,171)	(3.8)%

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

At March 31, 2023, cash and cash equivalents and short-term investments totaled $529.9 million and decreased $38.8 million since December 31, 2022. This decrease resulted primarily from cash used in operations of $27.7 million (which includes $8.5 million of cash paid for legal settlements, see Note 17), capital expenditures of $9.0 million, and taxes paid related to net-share settlement of equity awards of $2.1 million.

Cash held outside the U.S. at March 31, 2023 was $60.0 million, or 11.4%, of total cash and cash equivalents, compared to $58.4 million, or 15.0%, of total cash and cash equivalents at December 31, 2022. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant federal and state taxes. However, these dividends are subject to foreign withholding taxes that are estimated to result in the Company incurring tax costs in excess of the cost to obtain cash through other means. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash Flow” discussion below.

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

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022	Dollar Change
Cash flow used in operating activities	$(27,722)	$(15,125)	$(12,597)
Cash flow used in investing activities	167,829	(373,209)	541,038
Cash flow used in financing activities	(2,294)	(12,518)	10,224

Cash flow from operations

For the three months ended March 31, 2023, cash used in operating activities was $27.7 million and cash used in operating activities for the three months ended March 31, 2022 was $15.1 million. The $12.6 million increase in cash flow used in operating activities during the three months ended March 31, 2023, as compared to the same period of the prior year, is primarily due to $8.5 million of cash paid for legal settlements in the three months ended March 31, 2023 (see Note 17) in addition to a seasonal increase in inventory balances.

Cash flow from investing activities

For the three months ended March 31, 2023, cash provided by investing activities was $167.8 million, which included $176.9 million of proceeds from the sales and maturities of short-term investments, partially offset by capital expenditures of $9.0 million.

For the three months ended March 31, 2022, cash used in investing activities was $373.2 million, which included $366.0 million of purchases of short-term investments, cash used for acquisitions and other investments of $9.3 million and capital expenditures of $4.1 million, partially offset by $6.2 million of proceeds from the sales and maturities of short-term investments.

Cash flow from financing activities

For the three months ended March 31, 2023, the cash flow used in financing activities was $2.3 million primarily due to taxes paid related to the net-share settlement of equity awards of $2.1 million.
For the three months ended March 31, 2022, the cash flow used in financing activities was $12.5 million primarily due to taxes paid related to the net-share settlement of equity awards of $10.1 million and the $2.3 million payment for the acquisition of a non-controlling interest.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Material Cash Requirements

The Company's material cash requirements consist of the following contractual and other obligations:

Indebtedness

At March 31, 2023, we had $460 million of outstanding 0% convertible notes which mature in November of 2026. Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations or other strategic opportunities, which could result in higher financing costs.

Purchase Commitments

We have purchase commitments under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery.

Leases

The Company had operating and financing lease obligations (inclusive of interest) of $89.5 million at March 31, 2023, primarily related to real estate and equipment leases, of which approximately $11.0 million in payments are expected over the remainder of 2023. Additionally, at March 31, 2023, the Company had $14.2 million in lease obligations for which the leases have not commenced as the facilities are under construction by the landlord.

Dussur

In March 2022, Dussur and 3D Systems signed an agreement to form a joint venture intended to expand the use of additive manufacturing within the Kingdom of Saudi Arabia and surrounding geographies, including the Middle East and North Africa. The joint venture is to enable the development of Saudi Arabia's domestic additive manufacturing production capabilities, consistent with the Kingdom’s ‘Vision 2030,’ which is focused on diversification of the economy and long-term sustainability. 3D Systems is committed to an initial investment of approximately $6.5 million, of which $3.4 million was deposited in an escrow account during the three months ended December 31, 2022 and was reported as restricted cash within other assets on the balance sheet as of March 31, 2023 and December 31, 2022. In February 2023, the Company became a shareholder in the joint venture and now owns 49% of its common stock. Accordingly, the $3.4 million held in escrow plus an additional $3.1 million owed to the joint venture as of March 31, 2023 was deposited into a bank account of the joint venture during April 2023 for use in its operations. Additional future investments are contingent upon the achievement of certain milestones by the joint venture. The impact on the Company’s financial position, results of operations and cash flows is not expected to be material other than the cash outflow(s) related to the initial and contingent investments.

Sources of Funding to Satisfy Material Cash Requirements

The Company believes that it has the financial resources needed to meet its cash requirements during the next twelve months. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements. The Company may also borrow from various sources as described above.

Other Contractual Commitments

Convertible Notes

We were in compliance with all covenants of the outstanding 0% convertible notes due November 2026 as of March 31, 2023.

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

Critical Accounting Estimates

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

As of the date of this report, there have been no changes to our critical accounting estimates described in the 2022 Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

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
•changes in, or interpretation of, tax rules and regulations; and
•the other factors discussed in the reports we file with or furnish to the SEC from time to time, including the risks and important factors set forth in additional detail in Item 1A. “Risk Factors” in the 2022 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of market risks at December 31, 2022, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2022 Form 10-K. During the three months ended March 31, 2023, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the following two material weaknesses in internal control over financial reporting:

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

Notwithstanding the existence of the material weaknesses described above, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal controls to remediate the material weaknesses described above. Except as noted above, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

The information relating to legal proceedings set forth under the header “Litigation” in Note 17 to the Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in our 2022 Form 10-K in response to Item 1A, “Risk Factors” in the 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities and Issuer Purchases of Equity Securities

Issuances of Unregistered Securities

None.

Issuer purchases of equity securities

We did not repurchase any of our equity securities in the open market during the three months ended March 31, 2023; however, shares of common stock were surrendered to us for payment of tax withholding obligations in connection with the vesting of restricted stock awards and units pursuant to our Amended and Restated 2015 Incentive Stock Plan.

	Total number of shares (or units) purchased		Average price paid per share (or unit)
January 1, 2023 - January 31, 2023	41,697		$9.00
February 1, 2023 - February 28, 2023	45,751		11.66
March 1, 2023 - March 31, 2023	120,097		10.29
Total	207,545	[a]	$10.33	[b]

a.Represents shares of common stock surrendered to us for payment of tax withholding obligations in connection with the vesting of restricted stock awards and units.
b.The average price paid reflects the average market value of shares withheld for tax purposes.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)(3)	Exhibits
The following exhibits are included as part of this filing and incorporated herein by this reference:

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

3.3	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

3.4	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on October 7, 2011. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on October 7, 2011.)

3.6	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on May 21, 2013. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 22, 2013.)

3.7	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on March 15, 2018.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 (Registration No. 333-182065), filed on June 12, 2012.)

4.2	Description of Common Stock. (Incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 26, 2020.)

4.3	Indenture, dated as of November 16, 2021, between 3D Systems Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to the Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on November 17, 2021.)

4.4	Form of 0% Convertible Notes due 2026 (included in Exhibit 4.3). (Incorporated by reference to the Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on November 17, 2021.)

31.1†	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2023.

31.2†	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2023.

32.1†	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2023.

32.2†	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2023.

101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because the its XBRL tags are embedded within the Inline XBRL document.In

101.SCH†	Inline XBRL Taxonomy Extension Scheme Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

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

Date: May 10, 2023