Form 10-Q
period 2023-06-30
3D SYSTEMS CORP
filed 2023-08-09
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Shares of Common Stock, par value $0.001 per share, outstanding as of August 4, 2023: 133,476,512.

3D SYSTEMS CORPORATION
Form 10-Q
For the Six Months Ended June 30, 2023

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except par value)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$490,444	$388,134
Short-term investments	1,135	180,603
Accounts receivable, net of reserves — $3,009 and $3,114	96,786	93,886
Inventories	156,153	137,832
Prepaid expenses and other current assets	40,395	33,790
Total current assets	784,913	834,245
Property and equipment, net	62,789	58,072
Intangible assets, net	85,130	90,230
Goodwill	387,934	385,312
Right-of-use assets	66,076	42,746
Deferred income tax asset	4,805	7,038
Other assets	40,050	28,970
Total assets	$1,431,697	$1,446,613
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities:
Current lease liabilities	$10,286	$9,036
Accounts payable	59,023	53,826
Accrued and other liabilities	47,239	55,571
Customer deposits	7,330	6,911
Deferred revenue	30,032	26,464
Total current liabilities	153,910	151,808
Long-term debt, net of deferred financing costs	450,848	449,510
Long-term lease liabilities	64,451	41,779
Deferred income tax liability	7,923	7,631
Other liabilities	41,610	44,181
Total liabilities	718,742	694,909
Commitments and contingencies (Note 18)
Redeemable non-controlling interest	1,951	1,760
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; shares issued 133,504 and 131,207 as of June 30, 2023 and December 31, 2022, respectively	133	131
Additional paid-in capital	1,562,529	1,547,597
Accumulated deficit	(802,278)	(743,962)
Accumulated other comprehensive loss	(49,380)	(53,822)
Total stockholders’ equity	711,004	749,944
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,431,697	$1,446,613

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue:
Products	$89,165	$103,774	$173,553	$204,325
Services	39,029	36,271	75,877	68,721
Total revenue	128,194	140,045	249,430	273,046
Cost of sales:
Products	56,135	65,331	106,015	123,803
Services	22,043	21,576	46,301	42,310
Total cost of sales	78,178	86,907	152,316	166,113
Gross profit	50,016	53,138	97,114	106,933
Operating expenses:
Selling, general and administrative	58,983	64,404	117,268	119,819
Research and development	22,762	20,772	44,971	42,384
Total operating expenses	81,745	85,176	162,239	162,203
Loss from operations	(31,729)	(32,038)	(65,125)	(55,270)
Interest and other income (expense), net	3,214	329	7,089	(1,954)
(Loss) income before income taxes	(28,515)	(31,709)	(58,036)	(57,224)
(Provision) benefit for income taxes	(222)	(1,289)	(230)	(2,573)
(Loss) on equity method investment	(142)	—	(142)	—
Net (loss) income before redeemable non-controlling interest	(28,879)	(32,998)	(58,408)	(59,797)
Less: net (loss) income attributable to redeemable non-controlling interest	16	(37)	(92)	(37)
Net (loss) income attributable to 3D Systems Corporation	$(28,895)	$(32,961)	$(58,316)	$(59,760)

Net (loss) income per common share:
Basic	$(0.22)	$(0.26)	$(0.45)	$(0.47)
Diluted	$(0.22)	$(0.26)	$(0.45)	$(0.47)

Weighted average shares outstanding:
Basic	129,907	127,703	129,535	127,218
Diluted	129,907	127,703	129,535	127,218

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss before redeemable non-controlling interest	$(28,879)	$(32,998)	$(58,408)	$(59,797)
Other comprehensive (loss) income, net of taxes:
Pension plan adjustments	(11)	165	(11)	266
Foreign currency translation	712	(16,386)	4,125	(19,732)
Unrealized (loss) gain on short-term investments	19	(528)	328	(4,023)
Total other comprehensive (loss) income, net of taxes:	720	(16,749)	4,442	(23,489)
Total comprehensive loss, net of taxes	(28,159)	(49,747)	(53,966)	(83,286)
Less: comprehensive gain (loss) attributable to redeemable non-controlling interest	16	(37)	(92)	(37)
Comprehensive loss attributable to 3D Systems Corporation	$(28,175)	$(49,710)	$(53,874)	$(83,249)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net (loss) income before redeemable non-controlling interest	$(58,408)	$(59,797)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion of debt discount	18,442	18,198
Stock-based compensation	18,282	20,061
Loss on short-term investments	6	—
Non-cash operating lease expense	4,025	—
Provision for inventory obsolescence and revaluation	4,550	97
Provision for bad debts	100	1,042
Loss (gain) on the disposition of businesses, property, equipment and other assets	57	—
Benefit for deferred income taxes and reserve adjustments	—	628
Loss on equity method investment	142	—
Asset impairment	1,187	24
Changes in operating accounts:
Accounts receivable	(2,597)	(6,173)
Inventories	(24,469)	(16,609)
Prepaid expenses and other current assets	(4,556)	(2,981)
Accounts payable	4,381	6,168
Deferred revenue and customer deposits	1,870	(704)
Accrued and other liabilities	(6,836)	1,618
All other operating activities	(2,445)	217
Net cash (used in) provided by operating activities	(46,269)	(38,211)
Cash flows from investing activities:
Purchases of property and equipment	(13,549)	(10,368)
Purchases of short-term investments	—	(384,450)
Sales and maturities of short-term investments	179,790	41,044
Acquisitions and other investments, net of cash acquired	(15,654)	(83,312)
Net cash provided by (used in) investing activities	150,587	(437,086)
Cash flows from financing activities:
Debt issuance costs	—	(16)
Purchase of non-controlling interests	—	(2,300)
Taxes paid related to net-share settlement of equity awards	(4,564)	(10,047)
Other financing activities	(362)	(324)
Net cash (used in) provided by financing activities	(4,926)	(12,687)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	645	(2,047)
Net (decrease) increase in cash, cash equivalents and restricted cash	100,037	(490,031)
Cash, cash equivalents and restricted cash at the beginning of the year (a)	391,975	789,970
Cash, cash equivalents and restricted cash at the end of the period (a)	$492,012	$299,939

Supplemental cash flow information
Lease assets obtained in exchange for new lease liabilities	$26,368	$1,922
Cash interest payments	95	55
Cash income tax payments, net	4,013	8,496
Transfer of equipment from inventory to property and equipment, net (b)	$2,360	$21

(a)The amounts for cash and cash equivalents and restricted cash shown above include restricted cash of $1,277 and $114 as of June 30, 2023 and December 31, 2022, respectively, which are included in prepaid expenses and other current assets. In addition, included in cash and cash equivalents and restricted cash above as of June 30, 2023 and December 31, 2022 is $291 and $3,727, respectively, of restricted cash, which, is included in other non-current assets. The amounts for cash and cash equivalents and restricted cash shown above include restricted cash of $1,105 and $313 as of June 30, 2022 and December 31, 2021, respectively.
(b)Inventory is transferred to property and equipment at cost when we require additional machines for training or demonstration or for placement into on demand manufacturing services locations.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended June 30, 2023 and 2022
(Unaudited)

	Common Stock
(in thousands, except par value)	Shares	Par Value $0.001	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
March 31, 2023	131,164	$131	$1,553,038	$(773,383)	$(50,100)	$729,686
Shares issued, vested & expired under equity incentive plans	2,621	2	—	—	—	2
Shares withheld related to net-share settlement of equity awards	(281)	—	(2,449)	—	—	(2,449)
Stock-based compensation expense	—	—	12,112	—	—	12,112
Net (loss) attributable to 3D Systems Corp.	—	—	—	(28,895)	—	(28,895)
Pension plan adjustment	—	—	—	—	(11)	(11)
Unrealized gain on short-term investments	—	—	—	—	19	19
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(172)	—	—	(172)
Foreign currency translation adjustment	—	—	—	—	712	712
June 30, 2023	133,504	$133	$1,562,529	$(802,278)	$(49,380)	$711,004

March 31, 2022	130,365	$130	$1,519,242	$(648,050)	$(44,446)	826,876
Shares issued related to net-share settlement of stock-based compensation	(61)	—	(1,351)	—	—	(1,351)
Stock-based compensation expense	—	—	7,843	—	—	7,843
Net (loss) attributable to 3D Systems Corp.	—	—	—	(32,961)	—	(32,961)
Pension adjustment	—	—	—	—	165	165
Unrealized loss on short-term investments					(528)	(528)
Foreign currency translation adjustment					(16,386)	(16,386)
June 30, 2022	130,304	$130	$1,525,734	$(681,011)	$(61,195)	$783,658

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Common Stock
(in thousands, except par value)	Shares	Par Value $0.001	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
December 31, 2022	131,207	$131	$1,547,597	$(743,962)	$(53,822)	$749,944
Shares issued, vested & expired under equity incentive plans	2,786	2	—	—	—	2
Shares withheld related to net-share settlement of equity awards	(489)	—	(4,564)	—	—	(4,564)
Stock-based compensation expense	—	—	19,756	—	—	19,756
Net (loss) attributable to 3D Systems Corp.	—	—	—	(58,316)	—	(58,316)
Pension plan adjustment	—	—	—	—	(11)	(11)
Unrealized gain on short-term investments	—	—	—	—	328	328
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(260)	—	—	(260)
Foreign currency translation adjustment	—	—	—	—	4,125	4,125
June 30, 2023	133,504	$133	$1,562,529	$(802,278)	$(49,380)	$711,004

December 31, 2021	128,375	$128	$1,501,210	$(621,251)	$(37,706)	$842,381
Shares issued related to net-share settlement of stock-based compensation	1,929	2	(10,048)	—	—	(10,046)
Stock-based compensation expense	—	—	34,572	—	—	34,572
Net (loss) attributable to 3D Systems Corp.	—	—	—	(59,760)	—	(59,760)
Pension adjustment	—	—	—	—	266	266
Unrealized loss on short-term investments					(4,023)	(4,023)
Foreign currency translation adjustment					(19,732)	(19,732)
June 30, 2022	130,304	$130	$1,525,734	$(681,011)	$(61,195)	$783,658

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

A non-controlling interest in a subsidiary reflects an ownership interest in a majority-owned subsidiary that is not attributable to the Company. For the periods presented, the Company's financial statements include a redeemable non-controlling interest (“RNCI”), which has been reported in temporary equity in the consolidated balance sheets. The net income (loss) attributable to the RNCI is presented as an adjustment to the Company's consolidated net income (loss) to arrive at net income (loss) attributable to 3D Systems Corporation in the consolidated statements of operations and consolidated statements of comprehensive income (loss). Furthermore, adjustments to record the RNCI at its redemption value are recorded to additional paid-in capital, and the excess redemption value is recognized as a reduction to the net income, or increase to the net loss, attributable to 3D Systems’ shareholders for purposes of reporting earnings or loss per share. See Note 11 for a summary of the activity related to the reported RNCI balance during the period.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The year-end balance sheet data reported on our unaudited condensed consolidated balance sheet has been derived from the balance sheet included in our 2022 Form 10-K.

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

Our annual reporting period is the calendar year. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. All dollar amounts and other amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

Summary of Significant Accounting Policies

Variable Interest Entities (VIEs)

Upon making an investment in an entity, we assess whether the entity is a VIE. The determination of whether an entity in which we hold a direct or indirect variable interest is a VIE is based on several factors, including whether the entity’s total equity investment at risk upon inception is sufficient to finance the entity’s activities without additional subordinated financial support. We make judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, and then a quantitative analysis, if necessary.

We analyze any investments in VIEs to determine if we are the primary beneficiary. We perform this assessment at the time that we become involved with a VIE and reevaluate our conclusion upon the occurrence of a reconsideration event. In evaluating whether we are the primary beneficiary, we evaluate our direct and indirect economic interests in the entity. Determining which reporting entity, if any, is the primary beneficiary of a VIE is primarily a qualitative approach focused on identifying which reporting entity has both (1) the power to direct the activities of a VIE that most significantly impact such entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from such entity that could potentially be significant to such entity. Performance of such analysis requires the exercise of judgment, and we consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact a VIE’s economic performance including, but not limited to, the ability to direct a VIE’s operating decisions and activities. In addition, we consider the rights of other investors to participate in those decisions.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with our investment in Theradaptive in June 2023 (See Note 7), we concluded that Theradaptive was a VIE. We also concluded that we are not the primary beneficiary. As of June 30, 2023, our maximum exposure to losses associated with this VIE is limited to the $8,000 carrying value of our investment in Theradaptive, which is reported in other assets in our condensed consolidated balance as of June 30, 2023. We have no other investments in unconsolidated entities that have been determined to be VIEs.

Equity Securities without a Readily Determinable Value

We recognize investments in equity securities without a readily determinable fair value at cost minus impairment. We assess these investments for potential impairment if an event occurs or circumstances change that would indicate the carrying amount may be impaired. If applicable, impairment charges taken with respect to these investments are reported within interest and other income (expense), net in the consolidated statements of operations in the period in which an investment becomes impaired. No impairment charges were recorded during the three and six months ended June 30, 2023 or 2022.

Equity Method of Accounting

The Company accounts for an investment in a joint venture using the equity method of accounting because it does not have a controlling interest and is not the primary beneficiary; however, the Company has the ability to exert significant influence. Under the equity method of accounting, the initial investment is recorded at cost, and the investment is subsequently adjusted for the Company’s proportionate share of the net earnings or losses and other comprehensive income or loss of the investee. Intercompany profits or losses associated with the Company’s equity method investment are eliminated until realized by the investee in transactions with third parties. Income or loss from this investment will be recorded as a separate line item in the consolidated statements of operations on a three-month lag. We evaluate material events occurring during the three-month lag period to determine whether the effects of such events should be disclosed in our financial statements. The Company will evaluate its investment in the joint venture for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.

Other Accounting Policy Updates

All other significant accounting policies described in the 2022 Form 10-K remain unchanged.

(2) Acquisitions

dp polar

On October 4, 2022, we completed the acquisition of 100% of dp polar GmbH (“dp polar”), a German-based designer and manufacturer of the industry’s first additive manufacturing system designed for true high-speed mass production of customized components, for $25,201 (including customary post-closing adjustments), which includes $19,604 paid in cash at closing, $7,091 paid at closing via the issuance of the Company’s common stock, and a provisional $1,494 estimated post-closing purchase price adjustment due to the Company from the sellers. See Note 12 for discussion of an earnout arrangement with a key individual from dp polar.

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

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shown below is the preliminary purchase price allocation, which summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
Current assets, including cash acquired of $243		$301
Intangible assets:
In-process research and development	$4,989
Trade name	3,930
Total intangible assets		8,919
Goodwill		16,425
Other assets		765
Liabilities:
Accounts payable and accrued liabilities	$364
Deferred tax liability	845
Total liabilities		1,209
Net assets acquired		$25,201

The goodwill recognized in connection with this acquisition is attributable to synergies that are expected to enhance and expand the Company’s overall product portfolio and opportunities in new and existing markets, future products that have yet to be determined and dp polar’s assembled workforce. This goodwill is not expected to be deductible for tax purposes.

As of June 30, 2023, the purchase price allocation for dp polar continues to be preliminary. The continued review of dp polar's tax positions during the three months ended June 30, 2023 resulted in adjustments to dp polar's opening balance sheet to (1) reduce deferred tax assets (previously reported in other assets on dp polar's opening balance sheet) by $1,611 and (2) recognize a deferred tax liability balance of $845. These adjustments to dp polar's opening balance sheet deferred tax asset and deferred tax liability balances resulted in the recording of a corresponding increase of $2,456 to the amount of goodwill recognized on dp polar's opening balance sheet.

The Company continues to review the final closing balance sheet of dp polar and may further adjust the acquisition-date fair values of acquired assets and assumed liabilities based on this review. The Company also continues to review dp polar’s pre-acquisition tax returns to determine the final tax positions, including net operating losses and any required valuation allowance. Furthermore, the estimated post-closing purchase price adjustment of $1,494 related to the finalization of dp polar's closing balance sheet net working capital and dp polar's closing balance sheet debt-like items remains provisional, subject to an agreement on such amount by the Company and dp polar's sellers.

Final purchase price allocations will be completed when (1) the Company has finished its valuation activities and review of dp polar’s closing balance sheet and pre-acquisition tax returns and (2) the post-closing purchase price adjustment has been agreed upon by the Company and dp polar's sellers. Final purchase price allocations could differ materially from the current preliminary allocations and may include (i) changes to the preliminary allocations to acquired intangible assets and goodwill and/or (ii) changes to the preliminary allocations to other assets and liabilities, including but not limited to tax assets and liabilities, inclusive of deferred taxes. The estimated useful lives of acquired intangible assets are also preliminary.

Kumovis

On April 1, 2022, we completed the acquisition of 93.75% of Kumovis GmbH (“Kumovis”) for an all-cash purchase price of $37,875 (including customary post-closing adjustments), plus an estimated RNCI of $1,559. $3,628 of the cash payment is deferred for up to fifteen months from the closing date, and was paid in July 2023. Kumovis, which is part of the Healthcare Solutions segment and reporting unit, utilizes polyether ether keton or “PEEK” materials, which has properties that lend it to many medical applications that fit into our personalized healthcare solutions operations, including many implant applications.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Performance Obligations

At June 30, 2023, we had $62,706 of outstanding performance obligations, comprised of deferred revenue, customer order backlog and customer deposits. We expect to recognize approximately 89.5% of the $40,172 of deferred revenue and customer deposits as revenue within the next twelve months, an additional 5.0% by the end of 2024 and the remaining balance thereafter.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Collaboration and Licensing Agreements

We enter into collaboration and licensing agreements with third parties. The nature of the activities to be performed and the consideration exchanged under these agreements varies on a contract-by-contract basis. We evaluate these agreements to determine whether they meet the definition of a customer relationship for which revenue should be recorded. These contracts may contain multiple performance obligations and may contain fees for licensing, research and development services, contingent milestone payments upon the achievement of contractual developmental criteria and/or royalty fees based on the licensees’ product revenue. We determine the revenue to be recognized for these agreements based on an evaluation of the distinct performance obligations, the identification and evaluation of material rights, the estimation of variable consideration and the determination of the pattern of transfer of control for each distinct performance obligation. During the three and six-month periods ended June 30, 2023, the Company recognized $3,463 and $8,203, respectively, of revenue related to collaboration arrangements with customers. During the three and six-month periods ended June 30, 2022, the Company recognized $3,342 and $5,774, respectively, of revenue related to collaboration arrangements with customers.

Contract Balances

During the six months ended June 30, 2023, we recognized revenue of $18,007 related to our contract liabilities at December 31, 2022. During the six months ended June 30, 2022, we recognized revenue of $20,996 related to our contract liabilities at December 31, 2021.

Contract assets, consisting of unbilled receivables, were $1,268 and $677 as of June 30, 2023 and December 31, 2022, respectively.

Revenue Concentrations

For the three and six months ended June 30, 2023, one customer accounted for approximately 18.9% and 16.3% of our consolidated revenue, respectively. For the three and six months ended June 30, 2022, one customer accounted for approximately 24.8% and 25.7% of our consolidated revenue. We expect to maintain our relationship with this customer.

Revenue by geographic region for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Americas	$76,594	$79,807
EMEA	41,199	44,935
APAC	10,401	15,303
Total	$128,194	$140,045
United States (included in Americas above)	$75,093	$79,021

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Americas	$145,243	$154,056
EMEA	84,009	85,875
APAC	20,178	33,115
Total	$249,430	$273,046
United States (included in Americas above)	$142,878	$152,645

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Inventories

Components of inventories at June 30, 2023 and December 31, 2022 are summarized as follows:

(in thousands)	June 30, 2023	December 31, 2022
Raw materials	$64,169	$59,907
Work in process	3,695	4,972
Finished goods and parts	88,289	72,953
Total inventories	$156,153	$137,832

The inventory reserve was $16,397 and $15,550 as of June 30, 2023 and December 31, 2022, respectively.

In the second quarter of 2023, we notified one of our contract manufacturers of our intent to terminate the manufacturing services arrangement and in-source the assembly and production process. The exit agreement was finalized in June 2023 and included a $450 exit fee expensed in the second quarter of 2023, as well as the commitment to purchase $6,552 of inventory from the assembly manufacturer.

(5) Intangible Assets

At June 30, 2023 and December 31, 2022, the Company's intangible assets with finite lives were as follows:

	June 30, 2023			December 31, 2022
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$51,939	$(50,180)	$1,759	$51,137	$(48,695)	$2,442
Acquired technology	55,931	(14,059)	41,872	55,480	(10,707)	44,773
Trade names	36,210	(13,965)	22,245	35,930	(12,455)	23,475
Patent costs	18,822	(11,040)	7,782	18,673	(10,909)	7,764
Acquired patents	17,526	(15,797)	1,729	17,499	(15,661)	1,838
Other	13,331	(9,129)	4,202	13,255	(8,765)	4,490
Total intangible assets	$193,759	$(114,170)	$79,589	$191,974	$(107,192)	$84,782

The Company’s total intangible assets reported on the balance sheet include an indefinite-life intangible asset related to dp polar in-process research and development (“IPR&D”). The carrying value of this indefinite-life intangible asset was $5,541 and $5,448 as of June 30, 2023 and December 31, 2022.

Amortization expense related to intangible assets was $3,258 and $6,497 for the three and six months ended June 30, 2023, respectively, compared to $3,303 and $5,980 for the three and six months ended June 30, 2022, respectively. Amortization expense for intangible assets is estimated to be $4,665 for the remainder of 2023, $11,133 in 2024, $11,058 in 2025, $8,399 in 2026 and $7,317 in 2027.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) Goodwill

The following table reflects the changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2023:

	Six Months Ended June 30, 2023
	Healthcare			Industrial			Consolidated
(in thousands)	Gross Goodwill	Impairments	Net Goodwill	Gross Goodwill	Impairments	Net Goodwill	Gross Goodwill	Impairments	Net Goodwill

Balance at beginning of year	$143,431	$(32,055)	$111,376	$316,265	$(42,329)	$273,936	$459,696	$(74,384)	$385,312
Measurement period adjustments	673	—	673	525	—	525	1,198	—	1,198
Foreign currency translation adjustments	614	—	614	810	—	810	1,424	—	1,424
Balance at end of period	$144,718	$(32,055)	$112,663	$317,600	$(42,329)	$275,271	$462,318	$(74,384)	$387,934

The effect of foreign currency exchange rates in the table above reflects the impact on goodwill of amounts recorded in currencies other than the U.S. dollar in the financial statements of foreign subsidiaries and the resulting effect of foreign currency translation between the applicable functional currency and the U.S. dollar.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Investments and Notes Receivable

The following table summarizes our equity investment and notes receivable balances as of June 30, 2023:

(in thousands)	Balance sheet location	June 30, 2023	December 31, 2022
Equity investments under the equity method of accounting	Other assets	$6,387	$—
Equity investments without readily determinable fair values	Other assets	20,963	12,953
Other(1)	Other assets	200	200
Total Equity investments		$27,550	$13,153

Short-term note receivable	Prepaid and other current assets	$983	$—
Long-term note receivable(2)	Other assets	525	515
Total notes receivable		$1,508	$515

(1) Reflects warrant investment carried at fair value.
(2) Includes interest amounts that have been accrued on, recorded to and reported as part of the notes receivable balance.

Equity Investments under the Equity Method of Accounting

Dussur

In March 2022, we and Dussur signed an agreement to form a joint venture intended to expand the use of additive manufacturing within the Kingdom of Saudi Arabia and surrounding geographies, including the Middle East and North Africa. The joint venture is to enable the development of Saudi Arabia’s domestic additive manufacturing production capabilities, consistent with the Kingdom’s ‘Vision 2030,’ which is focused on diversification of the economy and long-term sustainability. 3D Systems had committed to an initial investment in the joint venture of approximately $6,500, of which $3,435 had been deposited into an escrow account as of December 31, 2022 and, accordingly, was reported as restricted cash within other assets on the December 31, 2022 balance sheet. In February 2023, the Company officially became a shareholder in the joint venture and, as of June 30, 2023, owns 49% of the joint venture's common stock. During April 2023, the $3,435 held in escrow, as well as the additional amount of approximately $3,065 owed to the joint venture as of March 31, 2023, was deposited into a bank account of the joint venture for use in its operations. Additional future investments in the joint venture are contingent upon the achievement of certain milestones. The impact of this investment on the Company’s future financial condition and cash flows is expected to be limited to the cash outflow(s) related to any future contingent investments, if required.

The Company accounts for the joint venture under the equity method of accounting, which requires the Company to recognize its proportionate share of the joint venture's reported net income or loss. Due to the timing of when the joint venture's reported financial information is expected to be available, the Company records amounts required to be recognized pursuant to the equity method of accounting on a one quarter lag. For the three months ended June 30, 2023, Company has recorded and separately reported a loss on equity method investment on the condensed consolidated statement of operations.

Equity Investments without Readily Determinable Fair Values

Theradaptive

In June 2023, we made an $8.0 million investment in Theradaptive, Inc. ("Theradaptive"), via the purchase of Series A Preferred Stock, pursuant to which we hold an approximate 9.15%, or 8.25% fully-diluted, ownership interest in Theradaptive. Theradaptive is currently developing a protein that encourages bone growth. This biotechnology could be applied to 3D printed metal splints for patients who otherwise may require amputation of a limb because the lost bone is too vast to replace with a splint. The Company expects to account for its investment in Theradaptive on a cost basis, subject to assessment for impairment, as the fair value of Theradaptive's equity is not readily determinable and the investment is not subject to the equity method of accounting due to the Company's lack of significant influence. The investment in Theradaptive is not expected to materially impact our future financial position, results of operations, or cash flows.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Enhatch

In March 2022, we made a $10,000 investment in convertible preferred shares for an approximate 26.6% ownership interest in Enhatch Inc. (“Enhatch”), the developer of the Intelligent Surgery Ecosystem. We simultaneously entered into a supply agreement with Enhatch. We also obtained warrants to purchase additional shares of Enhatch, as well as the right to purchase in the future (“call option”) the remaining shares of Enhatch that 3D Systems does not own if certain revenue targets are achieved. As of the original investment date, the fair values of the convertible preferred shares, inclusive of the embedded call option, and warrants were bifurcated and were $9,670 and $330, respectively. The investment, including the embedded call option and the warrants, is recorded in other assets on the consolidated balance sheet.

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

As of June 30, 2023 and December 31, 2022, the reported carrying value of the Company's convertible preferred stock investment in Enhatch, inclusive of the call option, is $6,900, which reflects the cumulative impact of $2,770 of historical impairment charges that have been taken since the date of the original investment. No impairment charges were recognized with respect to this investment during the three and six-month periods ended June 30, 2023 and June 30, 2022.

Short-Term Note Receivable

In April 2023, the Company and Wematter AB ("Wematter") entered into a loan and security agreement, pursuant to which the Company agreed to loan Wematter up to €1,200 via advances of up to €600, €300 and €300 occurring in April 2023, May 2023, and June 2023, respectively. Advances of the full amounts permitted under the loan and security agreement were made in April 2023 and May 2023. Pursuant to the loan and security agreement, the amounts advanced to Wematter (1) accrue interest at a non-compounded interest rate of 10% per annum (subject to an adjustment to 12% per annum upon the occurrence of an event of default) from the dates that the advances were made through the date that each is paid in full and (2) mature on April 24, 2024. Notwithstanding the agreed upon interest rate and maturity date, if the Company were to acquire Wematter prior to the date upon which the advances to Wematter become due for repayment, as was being contemplated at the time that the loan and security agreement was executed, the outstanding receivable balance related to amounts loaned to Wematter would be automatically reduced on a dollar for dollar basis by the amounts advanced plus any accrued interest thereon — except for any portion of the advanced amounts used to pay accrued pre-closing taxes, which would be deducted from the agreed up initial acquisition purchase price. Refer to Note 21 for details of the Company's acquisition of Wematter, which was consummated on July 3, 2023.

(8) Leases

We have various lease agreements for our facilities, equipment and vehicles with remaining lease terms ranging from one to fifteen years. During the three months ended March 31, 2023, a new 100,000 square foot building that was being constructed adjacent to our corporate office became available for use by the Company. As a result, the lease was deemed to have commenced during that period. The total estimated base rent lease payments commenced in December of 2022, prior to our occupancy of the building. Additionally, during the three months ended June 30, 2023, we extended existing leases related to two buildings with office and production spaces totaling 246,100 square feet. As of June 30, 2023, the aggregate remaining minimum base lease payments related to the new building lease and extended leases described above total $34,500 and consist of $1,593, $3,247, $3,797, $3,912, $4,031, and $17,920 due, respectively, during the years ended December 31, 2023, 2024, 2025, 2026, 2027 and thereafter.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Classifications of the lease amounts reported on our balance sheet as of June 30, 2023 and December 31, 2022 are summarized below:

	June 30, 2023			December 31, 2022
(in thousands)	Right-of-use assets	Current lease liabilities	Long-term lease liabilities	Right-of-use assets	Current lease liabilities	Long-term lease liabilities
Operating leases	$63,026	$9,590	$61,361	$39,502	$8,343	$38,499
Finance leases	3,050	696	3,090	3,244	693	3,280
Total	$66,076	$10,286	$64,451	$42,746	$9,036	$41,779

(9) Accrued and Other Liabilities

Accrued liabilities at June 30, 2023 and December 31, 2022 are summarized as follows:

(in thousands)	June 30, 2023	December 31, 2022
Compensation and benefits	$17,222	$19,814
Accrued taxes	7,778	10,694
Legal contingencies	4,812	9,948
Product warranty liability	2,921	3,677
Other accrued liabilities	14,506	11,438
Total	$47,239	$55,571

Other liabilities at June 30, 2023 and December 31, 2022 are summarized as follows:

(in thousands)	June 30, 2023	December 31, 2022
Long-term employee indemnity	$4,716	$4,817
Long-term tax liability	5,581	5,711
Defined benefit pension obligation	5,119	5,050
Long-term deferred revenue	2,809	4,974
Earnout liability	20,246	17,244
Legal contingencies	2,853	6,096
Other long-term liabilities	286	289
Total	$41,610	$44,181

Changes in the product warranty obligation for the six months ended June 30, 2023 and 2022 are summarized below:

(in thousands)	Beginning Balance	Settlements Made	Accruals for Warranties Issued	Ending Balance
June 30, 2023	$3,677	$(1,920)	$1,164	$2,921
June 30, 2022	$3,585	$(4,049)	$4,075	$3,611

(10) Borrowings

Convertible Notes

On November 16, 2021, the Company issued $460,000 in aggregate principal amount of 0% Convertible Senior Notes due November 15, 2026 (the “Notes”), pursuant to an Indenture dated November 16, 2021 (the “Indenture”) between the Company and The Bank of New York Mellon, N.A., as trustee. The net proceeds from the offering of the Notes were $446,534 after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company in the amount of $13,466, of which $9,152 is unamortized at June 30, 2023. The annual effective interest rate of the Notes is 0.594% when including purchasers' discounts and commissions and offering expenses incurred by the Company. The Notes are senior, unsecured obligations of the Company, will not bear regular interest, and the principal amount of the Notes will not accrete. The Notes will mature on November 15, 2026, unless earlier redeemed, repurchased or converted in accordance with their terms.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 15, 2026, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2022 (and only during such quarter), if the last reported sale price of the Company’s common stock, par value $0.001 per share (the “Common Stock”), is equal to or greater than 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Common Stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (4) upon the occurrence of specified corporate events, including a Fundamental Change (as defined in the Indenture), or distributions of the Common Stock. On or after August 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time, at the option of the holder, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Notes being converted. The Notes have an initial conversion rate of 27.8364 shares of Common Stock per $1 principal amount of Notes (which is subject to adjustment in certain circumstances). This is equivalent to an initial conversion price of approximately $35.92 per share. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the Indenture. Holders of the Notes have the right to require the Company to repurchase for cash all or a portion of their Notes at 100% of their principal amount, plus any accrued and unpaid special interest, upon the occurrence of a Fundamental Change. The Company is also required to increase the conversion rate for holders who convert their Notes in connection with a Fundamental Change or convert their Notes that are called for redemption, as the case may be, prior to the maturity date. The Company may not redeem the Notes prior to November 20, 2024. The Notes are redeemable, in whole or in part, for cash at the Company’s option at any time, and from time to time, on or after November 20, 2024 and before the 41st scheduled trading day immediately preceding the maturity date, but only if the last reported sale price per share of the Common Stock has been at least 130% of the conversion price then in effect for a specified period of time. As of June 30, 2023, none of the conditions that would trigger the right to convert the Notes had been met.

The Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes; rank equal in right of payment to any of the Company’s future unsecured indebtedness that is not so subordinated; be effectively subordinated in right of payment to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company. The Indenture also contains covenants, events of default and other provisions which are customary for offerings of convertible notes. We are in compliance with all covenants as of June 30, 2023. At June 30, 2023, the fair value of the Notes is $349,848. This is based on the quoted market price where the volume of activity is limited and not active and, thus, this is deemed a Level 2 fair value measurement.

The Company incurred $670 and 1,339 of debt issuance cost accretion for the three and six months ended June 30, 2023, respectively, as compared to $666 and $1,331 for the three and six months ended June 30, 2022, respectively. Debt issuance cost accretion of $1,344, $2,698, $2,714, and $2,395 is expected to be incurred in the remaining six months of 2023 and in 2024, 2025 and 2026, respectively.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) Redeemable Non-Controlling Interest

Upon consummation of the Company's acquisition of Kumovis, existing shareholders of Kumovis retained a 6.25% ownership interest in Kumovis that the Company reports as RNCI due to put and call terms that could result in the Company redeeming this remaining ownership interest at a future date (see Note 2). The following table shows changes in the reported RNCI balance during the six months ended June 30, 2023:

Six Months Ended June 30, 2023
(in thousands)
Balance at December 31, 2022	$1,760
Net loss	(92)
Redemption value in excess of carrying value	260
Translation adjustments	23
Balance at June 30, 2023	$1,951

The following table shows changes in the reported RNCI balance during the six months ended June 30, 2022:

Six Months Ended June 30, 2022
(in thousands)
Balance at December 31, 2021	$—
Fair value at the date of acquisition	2,418
Net Loss	(37)
Translation Adjustments	(232)
Balance at June 30, 2022	$2,149

(12) Stock-Based Compensation

Stock Incentive Plans

The Company is authorized to grant shares of restricted stock, restricted stock units (“RSUs”), stock appreciation rights, cash incentive awards and options to purchase shares of Common Stock to employees and non-employees inclusive of directors pursuant to its 2015 Incentive Plan (the “2015 Plan”). The 2015 Plan also designates measures that may be used for performance-based awards and market-based awards. The vesting period for awards granted under the 2015 Plan is generally determined by the Board of Directors at the date of the grant. Generally, the awards vest one third each year, over 3 years.

Other Compensation Arrangements that Include Share Settlement

Regenerative Medicine Earnout Payments and Performance-Based Stock Units

On December 1, 2021, the Company acquired Volumetric Biotechnologies, Inc. (“Volumetric”). Pursuant to the terms of the related acquisition agreement, the Company may be required to pay milestone-based payments of up to $355,000 in the aggregate, all of which are incremental to the acquisition purchase price, upon (1) the achievement of seven discrete non-financial milestones that require attainment prior to either December 31, 2030 or December 31, 2035 and (2) the continued employment of certain key individuals from Volumetric. Each potential milestone-based payment is considered compensation expense, which the Company will recognize ratably from the point in time when a milestone is deemed probable of achievement through the estimated date of achievement. Each milestone payment will be settled approximately half in cash and half in shares of the Company’s Common Stock and, accordingly, the portion of the Company’s accrued liability (see Note 9) that is ultimately expected to be settled with the Company’s Common Stock is reflected in the disclosure of stock-based compensation included herein.

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

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three and six months ended June 30, 2023 and 2022, the Company recognized compensation expense based upon the assumed achievement of (1) one Volumetric earnout payment milestone, for which the potential amount due to the sellers will be $65,000, and (2) one PSU milestone, for which the aggregate grant date fair value of the outstanding and unvested awards is $4,773 and $4,052, respectively, as of June 30, 2023 and 2022. Achievement of both the Volumetric earnout payment milestone and the PSU milestone is anticipated to occur as of the end of fiscal year 2026, which represents a change in estimate made during this quarter-ended June 30, 2023 from the previously anticipated timing of achievement at the end of fiscal year 2025. As the achievement of this scientific milestone is a performance condition that triggers the payment of compensation and/or the vesting of stock-based compensation awards under certain of the Company's employee compensation arrangements, the extension of the estimated timeline to achievement resulted in (1) the reversal of $4,175 of previously recognized earnout expense attributable to the Company's 2021 acquisition of Volumetric (the "Volumetric Earnout"), of which $2,088 was accrued to be paid out with Common Stock, with a corresponding adjustment to the related accrued liability; (2) the reversal of $360 of previously recognized stock-based compensation expense related to certain performance-based stock compensation awards that vest based upon the achievement of the scientific milestone (the "RegMed Awards"); (3) a reduction of $783 to the ongoing quarterly run rate at which future expense attributable to the Volumetric Earnout is expected to be recognized, of which $392 relates to the portion of expense expected to settled with the Company's Common Stock; and (4) a reduction of $60 to the ongoing quarterly run rate at which future expense attributable to the RegMed Awards is expected to be recognized. This change in estimate resulted in a benefit of $0.03 and $0.04 per basic and diluted share for the three and six months ended June 30, 2023.

dp polar Earnout

On October 4, 2022, the Company acquired dp polar. Pursuant to the terms of the related acquisition agreement, the Company may be required to pay an additional $2,229, incremental to the acquisition purchase price, which will be settled via the issuance of 250 shares of the Company’s Common Stock. The issuance and vesting of these shares is contingent on the continued employment of a certain key individual from dp polar through October 4, 2024. Upon assessment, management concluded that this potential obligation for the payment of an additional 250 shares of Common Stock should be accounted for as compensation expense recognized over the required service period of the individual to whom the amount will potentially be paid and, accordingly, the related expense is reflected in the disclosure of stock-based compensation included herein.

Stock-Based Compensation Activity and Expense

During the three and six months ended June 30, 2023, the Company granted 3,783 and 3,879 shares of restricted stock, respectively, which had a weighted-average grant date fair value of $11.02 and $11.03 per share, respectively. The restricted stock awards generally vest ratably over three years, except for those awards that the Company granted to settle a portion of its accrued annual bonus liability at December 31, 2022, which were fully vested immediately upon issuance.

The restricted stock granted during the three months ended June 30, 2023 included 681 shares of market-based awards, whereby the number of shares that ultimately vest will be based upon the three-year performance of the Company's share price as compared to an index. These awards were valued using a Monte Carlo simulation, and the grant date fair value was $18.91 per share.

The following table shows the stock-based compensation expense recognized during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Stock-based compensation expense	$7,990	$7,403	$18,282	$20,061
Tax benefit	$—	$—		$—

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in stock-based compensation expense recognized for the three and six months ended June 30, 2023 are $397 and $1,055, respectively, and $(2,429) and $1,841 for the three and six months ended June 30, 2022, respectively, of accrued expense pertaining to annual bonus incentive compensation for which settlement is ultimately expected to occur using shares of the Company’s Common Stock. Also included in stock-based compensation expense are $(489) and $1,501 for the three and six months ended June 30, 2023, respectively, and $1,990 and $3,980 for the three and six months ended June 30, 2022, respectively, which relate to the portion of the Volumetric earnout expense recognized during each period that is expected to be settled using the Company’s Common Stock. Further, stock-based compensation expense for the three and six months ended June 30, 2023 includes $277 and $552, respectively, of expense related to the dp polar earnout arrangement. Finally, stock-based compensation expense includes $(143) and $134 for the three and six months ended June 30, 2023, respectively, and $248 and $492 for the three and six months ended June 30, 2022, respectively, of expense related to the regenerative medicine PSUs.

As of June 30, 2023, there was $63,701 of unrecognized stock-based compensation expense related to all unvested share-based payment awards that the Company expects to recognize over a weighted-average period of 2.3 years.

(13) Interest and Other Income (Expense), Net

Interest and other income (expense), net consisted of the following amounts for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest and other income (expense), net
Foreign exchange (loss) gain, net	$(1,273)	$(1,211)	$(1,645)	$(3,429)
Interest income (expense), net	4,404	1,825	8,209	1,990
Other (expense) income, net	83	(285)	525	(515)
Total interest and other income (expense), net	$3,214	$329	$7,089	$(1,954)

Interest and other income (expense), net includes (1) interest income of $5,343 and $9,889 for the three and six months ended June 30, 2023, respectively, and $2,525 and $3,350 for the three and six months ended June 30, 2022, respectively, and (2) interest expense of $939 and $1,680 for the three and six months ended June 30, 2023 respectively, and $700 and $1,360 for the three and six months ended June 30, 2022, respectively.

(14) Income Taxes

We maintain the exception under ASC 740-270-30-36(b), “Accounting for Income Taxes,” for jurisdictions that do not have reliable estimates of ordinary income. Based on volatility in the industry, we have continued to use a year-to-date methodology in determining the effective tax rate for the three and six months ended June 30, 2023.

For the three and six months ended June 30, 2023, the Company’s effective tax rate was (0.8)% and (0.4)%, respectively. For the three and six months ended June 30, 2022, the Company’s effective tax rate was (4.1)% and (4.5)%, respectively. The differences between the U.S. statutory tax rate and the effective tax rates for the three and six months ended June 30, 2023 and June 30, 2022 are primarily driven by a full valuation allowance in various jurisdictions.

(15) Net Earnings (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to 3D Systems’ Common Stock shareholders by the weighted average number of Common Stock shares outstanding during the applicable period. Diluted net income (loss) per share incorporates the additional shares issuable upon the assumed exercise of stock options, the vesting of restricted stock and RSUs, and the assumed conversion of debt, except in such cases when (1) the inclusion of such shares or potential shares would be anti-dilutive or (2) when the vesting of restricted stock or RSUs is contingent upon one or more performance conditions that have not been met as of the balance sheet date.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator for basic and diluted net (loss) income per share:
Net (loss) income attributable to 3D Systems Corporation	$(28,895)	$(32,961)	$(58,316)	$(59,760)
Redeemable non-controlling interest redemption value in excess of carrying value	(172)	—	(260)	—
Net (loss) income attributable to common stock shareholders	$(29,067)	$(32,961)	$(58,576)	$(59,760)
Denominator for net (loss) income per share:
Weighted average shares – basic	129,907	127,703	129,535	127,218
Dilutive effect of shares issuable under stock based compensation and other plans(1)	—	—	—	—
Weighted average shares – diluted	129,907	127,703	129,535	127,218

Net income (loss) per share – basic	$(0.22)	$(0.26)	$(0.45)	$(0.47)
Net income (loss) per share – diluted	$(0.22)	$(0.26)	$(0.45)	$(0.47)

(1) Equity awards are deemed anti-dilutive for the three and six month periods ended June 30, 2023 and 2022 because we reported a net loss for these periods.

The following table presents the potentially dilutive shares that have been excluded from the computation of diluted earnings (loss) per share attributable to Common Stock shareholders because their effect is considered anti-dilutive for the three and six months ended June 30, 2023 and 2022:

	Three and Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022
Restricted stock and restricted stock units	6,680	4,890
Stock options	420	420
Total	7,100	5,310

For the three and six months ended June 30, 2023, the table above excludes the following: (1) an estimate of 1,047 shares contingently issuable upon the achievement of one milestone in the Volumetric earnout arrangement, as discussed in Note 12; (2) an estimate of 109 shares for the payment of accrued annual bonus incentive compensation that is expected to be settled in shares; and (3) an estimate of 92 shares that are contingently issuable under the dp polar earnout arrangement, as discussed in Note 12. These share estimates are based upon the aggregate liabilities reported at June 30, 2023 for the Volumetric earnout arrangement, a ratable portion of the fiscal year 2023 annual bonus incentive compensation expected to be settled using shares of the Company's Common Stock and the dp polar earnout arrangement, divided by the Company's year-to-date average share price of $9.67 per share.

For the three and six months ended June 30, 2022, the table above excludes the following: (1) an estimate of 319 shares contingently issuable to settle the June 30, 2022 liability accrued for the assumed achievement of one milestone in the Volumetric earnout arrangement, as discussed in Note 12, and (2) an estimate of 111 shares for the payment of the portion of the fiscal year 2022 annual bonus incentive compensation that was accrued as of June 30, 2022 and expected to be settled in shares. These share estimates are based upon the aggregate liabilities reported at June 30, 2022 for the Volumetric earnout arrangement and a ratable portion of the fiscal year 2022 annual bonus incentive compensation that was settled using shares of the Company's Common Stock in the current quarter, divided by the Company's year-to-date average share price of $14.54 per share.

On November 16, 2021, the Company issued $460,000 in aggregate principal amount of 0% Convertible Senior Notes due November 15, 2026, as discussed in Note 10. The Notes’ impact to diluted shares will be calculated using the if-converted method as prescribed in ASC 260. The Notes will increase the diluted share count when the Company's average share price over an interim or annual reporting period is greater than $35.92 per share, the conversion price of the Notes. For the three and six months ended June 30, 2023 and 2022, the Notes were anti-dilutive on a stand-alone basis because the Company's average share price during these periods did not exceed the conversion price, and because we reported a net loss for each of the respective periods.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16) Accumulated Other Comprehensive Loss

For the three and six months ended June 30, 2023 and 2022, the changes in the balances of accumulated other comprehensive loss by component are as follows:

	Three Months Ended June 30, 2023
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Unrealized loss on short-term investments	Total
Balance at March 31, 2023	$(50,781)	$700	$(19)	$(50,100)
Other comprehensive income (loss)	712	—	—	712
Amounts reclassified from accumulated other comprehensive income (loss) [a]	—	(11)	19	8
Balance at June 30, 2023	$(50,069)	$689	$—	$(49,380)

	Six Months Ended June 30, 2023
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Unrealized loss on short-term investments	Total
Balance at December 31, 2022	$(54,194)	$700	$(328)	$(53,822)
Other comprehensive income (loss)	4,125	12	108	4,245
Amounts reclassified from accumulated other comprehensive income (loss) [a]	—	(23)	220	197
Balance at June 30, 2023	$(50,069)	$689	$—	$(49,380)

	Three Months Ended June 30, 2022
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Unrealized loss on short-term investments	Total
Balance at March 31, 2022	$(38,810)	$(2,141)	$(3,495)	$(44,446)
Other comprehensive income (loss)	(16,386)	109	(528)	(16,805)
Amounts reclassified from accumulated other comprehensive income (loss) (a)	—	56	—	56
Balance at June 30, 2022	$(55,196)	$(1,976)	$(4,023)	$(61,195)

	Six Months Ended June 30, 2022
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Unrealized loss on short-term investments	Total
Balance at December 31, 2021	$(35,464)	$(2,242)	$—	$(37,706)
Other comprehensive income (loss)	(19,732)	148	(4,023)	(23,607)
Amounts reclassified from accumulated other comprehensive income (loss) (a)	—	118	—	118
Balance at June 30, 2022	$(55,196)	$(1,976)	$(4,023)	$(61,195)

(a) Amount reclassified into interest and other income (expense), net on the statement of operations. See Note 19 for details regarding fair value measurements and unrealized gains (losses) on short-term investments.

The amounts presented in the table above are net of income taxes.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(17) Segment Information

The Company’s operations are comprised of two reportable segments: Healthcare Solutions and Industrial Solutions. Effective as of January 1, 2023, and for periods subsequent thereto, Adjusted EBITDA reflects the measure of profitability used by the Company’s chief operating decision maker (“CODM”) to evaluate the performance of the Company’s reportable segments. In addition, as of January 1, 2023, the Company's methodology for allocating certain costs between its segments was revised to more closely reflect changes in the Company's business and estimates of the usage of shared resources by the Company's segments. Prior year amounts have been reclassified to conform with current year presentation in connection with the changes referenced above. The following tables set forth our operating results by segment for the three and six months ended June 30, 2023 and 2022:

	Revenue		Adjusted EBITDA
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Healthcare Solutions	$60,874	$71,746	$11,394	$16,149
Industrial Solutions	67,320	68,299	2,264	2,728
Total Reportable segments	128,194	140,045	13,658	18,877
Corporate and Other(1)	—	—	(20,556)	(21,455)
Total Company	$128,194	$140,045	$(6,898)	$(2,578)

	Revenue		Adjusted EBITDA
	Six Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Healthcare Solutions	$109,599	$136,091	$16,459	$31,918
Industrial Solutions	139,831	136,955	9,166	9,293
Total Reportable segments	249,430	273,046	25,625	41,211
Corporate and Other(1)	—	—	(42,618)	(41,862)
Total Company	$249,430	$273,046	$(16,993)	$(651)

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

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a reconciliation of the Company’s reported net loss to the total of our reportable segment Adjusted EBITDA and Corporate and Other Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss attributable to 3D Systems Corporation	$(28,895)	$(32,961)	$(58,316)	$(59,760)
Interest (income) expense, net	(4,404)	(1,825)	(8,209)	(1,990)
Provision (benefit) for income taxes	222	1,289	230	2,573
Depreciation expense	5,294	5,032	10,606	10,850
Amortization expense	3,258	3,303	6,497	5,980
Stock-based compensation expense	7,990	7,403	18,282	20,061
Acquisition and divestiture-related expense	1,512	2,972	4,188	6,654
Litigation costs	2,656	10,760	2,735	10,773
Restructuring expense	4,121	(10)	5,824	301
Redeemable non-controlling interest	16	(37)	(92)	(37)
Loss on equity method investment	142	—	142	—
Other non-operating (income) expense	1,190	1,496	1,120	3,944
Adjusted EBITDA	$(6,898)	$(2,578)	$(16,993)	$(651)

(18) Commitments and Contingencies

Indemnification

In the normal course of business, we periodically enter into agreements to indemnify customers or suppliers against claims of intellectual property infringement that may be made by third parties and arise from the use of our products. Historically, costs related to these indemnification provisions have not been significant, and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

To the extent permitted under Delaware law, we indemnify our directors and officers for certain events or occurrences, when the director or officer is, or was, serving at our request in such capacity, subject to limited exceptions. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have directors and officers insurance coverage that may enable us to recover future amounts paid, subject to a deductible and the policy limits. There is no assurance that the policy limits will be sufficient to cover all damages, if any.

Other Commitments

Government Settlement

As previously disclosed, beginning in October 2017, the Company undertook an internal investigation relating to possible violations of U.S. export control laws, including the International Traffic in Arms Regulations administered by the Directorate of Defense Trade Controls of the Department of State (“DDTC”) and the Export Administration Regulations administered by the Bureau of Industry and Security of the Department of Commerce (“BIS”). In February 2023, the Company settled these matters with the U.S. Department of Justice (“DOJ”), DDTC and BIS. As a part of these settlement agreements, the Company agreed to pay $15,048 in civil monetary penalties to these agencies, with an additional $10,000 in suspended penalty amounts to be allocated to remedial compliance measures required by DDTC. The penalty amounts were broken down as follows: DDTC, $10,000 (in three installments over a three-year period); BIS, $2,778; and DOJ, $2,270. The first penalty installment payment to DDTC and the full penalty payments to BIS and to DOJ were made in the first quarter of 2023. The $10,000 suspended penalty has not been recognized as a liability as of June 30, 2023 and will be recognized as incurred during the three-year term of the settlement agreement and any portion not expended at the end of the three-year term of the settlement agreement will be paid by the Company to DDTC.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Litigation

Shareholder Suits

The Company and certain of its current and former executive officers have been named as defendants in a consolidated putative stockholder class action lawsuit pending in the United States District Court for the Eastern District of New York (the “District Court”). The action is styled In re 3D Systems Securities Litigation, No. 1:21-cv-01920-NGG-TAM (E.D.N.Y.) (the “Securities Class Action”). On July 14, 2021, the Court appointed a Lead Plaintiff for the putative class and approved his choice of Lead Counsel. Lead Plaintiff filed his Consolidated Amended Complaint (the “Amended Complaint”) on September 13, 2021, alleging that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the current and former executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. The Amended Complaint was filed on behalf of stockholders who purchased shares of the Company’s Common Stock between May 6, 2020 and March 5, 2021, and seeks monetary damages on behalf of the purported class. Defendant moved to dismiss the Amended Complaint on February 15, 2022, and the motion was fully briefed in May 2022. On October 28, 2022, the parties notified the District Court that they reached an agreement in principle resolving this action, and on December 19, 2022, Lead Plaintiff filed a motion seeking entry of an order preliminarily approving the settlement and establishing notice procedures. The settlement is subject to both preliminary and final approval by the District Court On June 5, 2023, following the District Court’s referral of Lead Plaintiff’s motion to a Magistrate Judge for a Report and Recommendation on the motion, the Magistrate Judge issued a Report and Recommendation recommending that the District Court grant Lead Plaintiff’s motion for preliminary approval of the settlement. The District Court adopted the Report and Recommendation and preliminarily approved the settlement on July 19, 2023. A final hearing on the settlement is scheduled for November 21, 2023. The settlement is subject to both preliminary and final approval by the District Court. On April 15, 2022, the Company was informed the SEC is conducting a formal investigation of the Company related to, among other things, the allegations in the Securities Class Action, and the Company received subpoenas from the SEC for the production of documents and information related to its investigation as a follow on to a previous voluntary request for documents. The Company is cooperating with the SEC.

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

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other

We are involved in various other legal matters incidental to our business. Although we cannot predict the results of the litigation with certainty, we believe that the disposition of all of these various other legal matters will not have a material adverse effect, individually or in the aggregate, on our consolidated results of operations, consolidated cash flows or consolidated financial position.

In connection with the foregoing matters, we recognized a liability of $16,044 during the year ended December 31, 2022, which includes the $10,000 DDTC civil monetary penalty being recognized at a discount using the risk-free interest rate in effect at the time of recognition. During the six months ended June 30, 2023, we have paid $8,548 of this liability in accordance with the settlement agreements discussed above. Refer to Note 9 for details regarding our remaining short-term and long-term liabilities recorded for legal contingencies.

(19) Fair Value Measurements

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

Cash equivalents and short-term investments are valued utilizing the market approach to measure fair value for financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value as of June 30, 2023 and December 31, 2022 because of the relatively short duration of these instruments.

Assets measured at fair value on a recurring basis as of June 30, 2023 are summarized below:

	Fair Value Measurement as of June 30, 2023
	Fair Value Measurement				Balance Sheet Classification
(in thousands)	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments
Money market funds	Level 1	$417,486	$—	$417,486	$417,486	$—
Corporate bonds	Level 2	1,135	—	1,135	—	1,135
Total		$418,621	$—	$418,621	$417,486	$1,135

We did not have any transfers of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the three or six months ended June 30, 2023.

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

(20) Restructuring

During the three months ended June 30, 2023, the Company announced a restructuring initiative intended to improve internal operating efficiencies, as well as long-term valuation creation. Actions taken by the Company primarily consisted of a reduction in headcount of approximately 6% of the Company's workforce, with the majority of the workforce reduction occurring in corporate and business support functions predominately located in the US and Europe. During the current quarter, the Company accrued one-time severance and termination costs totaling $3,018, which have been reported within selling, general, and administrative expense on the Company's condensed consolidated statement of operations and reflect the total costs expected to be incurred in connection with this activity. As the reduction in workforce was concentrated within corporate and business support functions, the reported results of the Company's Healthcare Solutions and Industrial Solutions segments were not impacted by this restructuring initiative. The settlement of all costs accrued in connection with this restructuring initiative is expected to occur prior to the end of the year ending December 31, 2023. The following table provides additional details regarding the restructuring costs incurred during the period, the portion of such costs that were settled with cash as of June 30, 2023, and the remaining accrued liability reported in our condensed consolidated balance sheet as of June 30, 2023 :

(in thousands)	Accrued Liability as of December 31, 2022	Costs Net Incurred during 2023	Amounts settled with cash	Accrued Liability as of June 30, 2023
Severance, termination benefits and other employee costs	$—	$3,018	$1,962	$1,056
Total	$—	$3,018	$1,962	$1,056

In addition to the recognition of severance and termination costs, the Company recognized an impairment charge of $628 related to certain fixed assets that were retired.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(21) Subsequent Events

Acquisition of Wematter

On July 3, 2023, the Company completed the previously announced acquisition of Wematter AB (“Wematter”), a Swedish 3D printer manufacturer that will broaden 3D Systems’ Selective Laser Sintering (SLS) portfolio. The acquisition resulted in the Company acquiring 100% of the outstanding voting interest of Wematter. Consideration for this acquisition consisted of approximately $10,256 in cash, subject to customary post-closing adjustments. The Company also may be required to pay an additional €2,000 in cash, contingent upon the achievement of certain post-closing performance conditions and the continued employment of certain Wematter key employees for two years after the closing date. If earned, the €2,000 is expected to be recognized as compensation expense over the two-year service period that the key employees must remain employed at 3D Systems. Due to the timing of the consummation of this acquisition, the Company has not completed the allocation of the approximately $10,256 in cash purchase consideration to the acquired assets, assumed liabilities, and goodwill. Based upon the completion of this acquisition of Wematter, Wematter will not be required to repay the short-term note receivable outstanding as of June 30, 2023 (as discussed in Note 7).

Stratasys Proposal

Since June 2023, the Company has delivered to Stratasys Ltd.’s (“Stratasys”) board of directors multiple proposals to acquire all of Stratasys’ issued and outstanding ordinary shares of common stock. On July 13, 2023, the Company’s efforts culminated with the delivery of an enhanced proposal, along with a binding merger agreement delivered in escrow (the “Merger Agreement”) and an accompanying Escrow Letter (the “Escrow Letter”), for the acquisition of 100% of Stratasys’ issued and outstanding shares of common stock for per share consideration equivalent to (1) $7.50 in cash, or approximately $540,000 in aggregate cash consideration, and (2) 1.5444 newly issued shares of the combined company. In addition, the Merger Agreement commits the Company to pay, on behalf of Stratasys, a fee of $32,500 that would be incurred by Stratasys in connection with terminating a pre-existing merger agreement with Desktop Metal Inc. (the “Desktop Metal Merger Agreement”).

The delivered Merger Agreement and Escrow Letter will terminate on the earliest of the following potential dates: (1) August 28, 2023 or the third business day following the earlier of (i) Stratasys’ shareholder meeting to vote on the Desktop Metal Merger Agreement or (ii) a qualifying termination of the Desktop Metal Merger Agreement; (2) shareholder approval of the Desktop Metal Merger Agreement (or removal of the requirement for such approval); (3) consummation of any business combination or asset sale transaction between Stratasys and Desktop metal or (4) Stratasys’ willful breach of terms of the Desktop Metal Merger Agreement. If Stratasys executes the Merger Agreement and satisfies the conditions set forth in the Escrow Letter prior to each document’s expiration, the Company will be fully bound to all terms included therein. If executed, the Merger Agreement is expected to result in the current existing shareholders of Stratasys owning approximately 44% of the issued and outstanding shares of the post-merger, combined company. As the existing shareholders of 3D Systems are expected to own approximately 56% of the issued and outstanding shares of the post-merger combined company, 3D Systems expects to be deemed the acquirer for accounting purposes.

As the Company’s proposed acquisition of Stratasys remains contingent upon (1) the termination of the Desktop Metal Merger Agreement, (2) Stratasys accepting the Company’s proposed Merger Agreement, (3) approval of the transaction by the vote of both the Company’s and Stratasys’ shareholders, and (4) receipt of various regulatory approvals, consummation of the acquisition transaction is not assured. If the Merger Agreement is executed by Stratasys, both the Company and Stratasys become subject to a potential termination fee of $32,500, as well as reimbursement of up to $10,000 of the other party’s transaction-related expenses, if the Merger agreement is subsequently terminated for certain specified reasons or under certain specified conditions identified therein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q (the “Financial Statements”). Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that may affect our future performance, as discussed in greater detail under the heading “Forward Looking Statements” below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).

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

Recent Developments

Stratasys Proposal

Since June 2023, the Company has delivered to Stratasys Ltd.’s (“Stratasys”) board of directors multiple proposals to acquire all of Stratasys’ issued and outstanding ordinary shares of common stock. On July 13, 2023, the Company’s efforts culminated with the delivery of an enhanced proposal, along with a binding merger agreement delivered in escrow (the “Merger Agreement”) and an accompanying Escrow Letter (the “Escrow Letter”), for the acquisition of 100% of Stratasys’ issued and outstanding shares of common stock for per share consideration equivalent to (1) $7.50 in cash, or approximately $540 million in aggregate cash consideration, and (2) 1.5444 newly issued shares of the combined company. In addition, the Merger Agreement commits the Company to pay, on behalf of Stratasys, a fee of $32.5 million that would be incurred by Stratasys in connection with terminating a pre-existing merger agreement with Desktop Metal Inc. (the “Desktop Metal Merger Agreement”). If the Merger Agreement is executed by Stratasys, both the Company and Stratasys become subject to a potential termination fee of $32.5 million, as well as reimbursement of up to $10.0 million of the other party’s transaction-related expenses, if the Merger agreement is subsequently terminated for certain specified reasons or under certain specified conditions identified therein. Refer to Note 21 to our unaudited financial statements for the current period ended June 30, 2023, as well as the Company’s Form 8-Ks furnished on July 13, 2023 and July 28, 2023, for additional details regarding the Company’s most recent proposal for the acquisition of Stratasys.

Acquisitions/Investments

The Company has made the following significant acquisitions and investments subsequent to the fourth quarter of 2021, through June 30, 2023.

In June of 2023, we made an $8.0 million investment in Theradaptive, Inc. ("Theradaptive"), via the purchase of Series A Preferred Stock, pursuant to which we hold an approximate 9.15%, or 8.25% fully-diluted, ownership interest in Theradaptive. Theradaptive is currently developing a protein that encourages bone growth. This biotechnology could be applied to 3D printed metal splints for patients who otherwise may require amputation of a limb because the lost bone is too vast to replace with a splint. The Company expects to account for its investment in Theradaptive on a cost basis, subject to assessment for impairment, as the fair value of Theradaptive's equity is not readily determinable and the investment is not subject to the equity method of accounting due to the Company's lack of significant influence. The investment in Theradaptive is not expected to materially impact our future financial position, results of operations, or cash flows.

On October 4, 2022, we completed the acquisition of dp polar GmbH ("dp polar"), a German-based designer and manufacturer of the industry’s first additive manufacturing system designed for true high-speed mass production of customized components, for $25.2 million, which includes $19.6 million paid in cash at closing, $7.1 million paid at closing via the issuance of the Company’s common stock, and a provisional $1.5 million estimated post-closing purchase price adjustment due to the Company from the sellers. An additional payment of $2.2 million via the issuance of 249,865 shares of the Company’s common stock is possible upon the continued employment of a certain key individual from dp polar through October 4, 2024. Central to dp polar’s patented continuous printing process is a large-scale, segmented, rotating print platform that eliminates the start/stop operations of virtually all additive manufacturing platforms. With dp polar’s technology and patented polar coordinate control, the print heads remain stationary above the rotating platform, providing a continuous print process. The acquisition’s near-term impact on the Company’s results of operations and cash flows has been dilutive.

On April 1, 2022, we completed the acquisition of 93.75% of Kumovis GmbH ("Kumovis") for an all-cash purchase price of $37.9 million. $3.6 million of the purchase price was deferred for up to fifteen months from the closing date, and was paid in July 2023 (i.e., subsequent to the current quarter), and $0.1 million of the purchase price reflects the anticipated settlement of the related net working capital adjustment. Kumovis, which is part of the Healthcare Solutions segment, utilizes polyether ether keton or “PEEK” materials, which have properties that lend it to many medical applications, including many implant applications, that fit into our personalized healthcare solutions operations. The acquisition’s near-term impact on the Company's results of operations and cash flows has been dilutive.

On April 1, 2022, we completed the acquisition of 100% of Titan Additive LLC ("Titan") for an all-cash purchase price of $39.0 million. Titan, which is part of the Industrial Solutions segment, is a pellet-based extrusion platform that addresses customer applications requiring large build volumes, superior performance, and improved productivity at significantly lower cost. We believe the acquisition of Titan will open up new markets in the Industrial Solutions segment. The acquisition’s near-term impact on the Company's results of operations and cash flows has been dilutive.

In March 2022, the Saudi Arabian Industrial Investments Company (“Dussur”) and 3D Systems signed an agreement to form a joint venture intended to expand the use of additive manufacturing within the Kingdom of Saudi Arabia and surrounding geographies, including the Middle East and North Africa. The joint venture is to enable the development of Saudi Arabia's domestic additive manufacturing production capabilities, consistent with the Kingdom’s ‘Vision 2030,’ which is focused on diversification of the economy and long-term sustainability. Upon entering the agreement with Dussur, 3D Systems committed to an initial investment in the joint venture of approximately $6.5 million, of which $3.4 million had been deposited into an escrow account as of December 31, 2022 and, accordingly, was reported as restricted cash within other assets on the December 31, 2022 balance sheet. In February 2023, the Company became a shareholder in the joint venture and, as of June 30, 2023, owns 49% of the joint venture's common stock. During April 2023, the $3.4 million held in escrow, as well as the additional amount of approximately $3.1 million owed to the joint venture as of March 31, 2023, was deposited into a bank account of the joint venture for use in its operations. Additional future investments are contingent upon the achievement of certain milestones by the joint venture. The impact of this investment on the Company’s future financial position and cash flows is expected to be limited to cash outflow(s) related to future contingent investments, if required. The Company accounts for the joint venture under the equity method of accounting, which requires the Company to recognize its proportionate share of the joint venture's reported net income or loss. Due to the timing of when the joint venture's reported financial information is expected to be available, the Company will record amounts required to be recognized pursuant to the equity method of accounting on a one quarter lag.

In March 2022, we made a $10.0 million investment for an approximate 26.6% ownership interest in Enhatch Inc. (“Enhatch”), the developer of the Intelligent Surgery Ecosystem. We simultaneously entered into a collaboration and supply agreement with Enhatch. We also obtained warrants to purchase additional shares of Enhatch and the right to purchase, in the future, the remaining shares of Enhatch that 3D Systems does not own, if certain revenue targets are achieved. Enhatch's Intelligent Surgery Ecosystem provides technologies which streamline and scale the design and delivery of patient-specific medical devices by automating the process. Incorporating these capabilities into 3D Systems’ workflow for patient-specific solutions, which includes advanced software, expert treatment planning services, custom implants, instrumentation design, and industry-leading production processes, will help more efficiently meet the growing demand for personalized medical devices.

On December 1, 2021, we acquired Volumetric Biotechnologies, Inc. (“Volumetric”) for $40.2 million. Additional payments of up to $355.0 million are possible upon (1) the attainment of seven non-financial milestones, each of which is measured individually and requires achievement prior to either December 31, 2030 or December 31, 2035, and (2) the continued employment of certain key individuals from Volumetric. Volumetric’s mission is to develop the ability to manufacture human organs using bioprinting methods and the underlying technologies required to create these highly complex biological structures. With this acquisition, we expanded our capabilities and capacity in 3D printing related to bio-printing and regenerative medicine. Combining 3D Systems' regenerative medicine group with Volumetric’s highly complementary skill sets of biological expertise and cellular engineering is expected to accelerate our core regenerative medicine strategies, which include the bio-printing of human organs, additional non-organ applications and bio-printing technologies for research labs. The acquisition’s near-term impact on the Company's results of operations and cash flows has been dilutive. Volumetric's operating results are reported in the Healthcare Solutions segment.

On November 1, 2021, we acquired Oqton for $187.8 million. Oqton is a software company that creates an intelligent, cloud-based MOS ("manufacturing operations system") platform tailored for flexible production environments that increasingly utilize a range of advanced manufacturing and automation technologies, including additive manufacturing solutions, in their production workflows. The cloud-based solution leverages the Industrial Internet of Things, artificial intelligence, and machine learning technologies to deliver a solution for customers to automate their digital manufacturing workflows, scale their operations and enhance their competitive position. The Oqton acquisition will allow the Company to expand its existing additive manufacturing software suite to the entire additive industry. Oqton's operating results are reported in the Industrial Solutions segment, and the acquisition’s impact on the Company’s financial position, results of operations and cash flows has been dilutive.

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

The first strategy is the use of additive manufacturing for human organ transplantation. Each year, end-stage organ failure kills millions of people. However, the supply of donated organs is insufficient to meet the needs of patients seeking transplantation. During 2022, we made significant progress in our organ printing development program, which we are conducting together with a key strategic partner. This program was first established in 2017 and combines our legacy 3D printing expertise and our new capabilities in human tissue engineering from our acquisition of Volumetric in 2021 with the regenerative medicine and biotechnology expertise of our partner. To date, our program has focused on developing the capability to print scaffolds for human lungs, with a long-term goal of allowing all patients with end-stage lung disease to receive transplants which will enable them to enjoy long and active lives. Based upon the progress made toward this goal, the program has been expanded to include two additional human organs.

Our second strategy involves utilizing our bio-printing technology to manufacture non-organ human tissue scaffolds for use in transplantation and surgical reconstruction applications. We believe that continued progress in this area could result in significantly improved health outcomes for patients, as well as open up attractive new growth markets and therapeutic applications for 3D printed, vascularized soft-tissue scaffolds. During 2022, we pursued this strategy as an internal development program that combines our legacy 3D printing capabilities with bio-printing and materials expertise that we have gained through our Volumetric acquisition, as well as through our work on the human lung program with our development partner.

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

Fiscal Year 2023 Restructuring Activity

During the quarter ended June 30, 2023, the Company announced its plans to reduce its headcount by approximately 6%, with the majority of reductions being made in corporate and business support functions predominantly located in the US and Europe. The reduction in headcount, which resulted in the recognition of $3.0 million of severance-related costs, reflects the latest phase of the Company’s multi-faceted restructuring initiative that has also included the Company’s plans to in-source the manufacturing of certain metal printer platforms, as previously announced during the quarter ended March 31, 2023. The reduction in headcount is part of the Company’s plan to improve operating efficiencies and reflects investments that have been made to improve business processes, rationalize operations, and integrate the acquisitions completed over the past two years. The in-sourcing of certain metal printer platforms is expected to improve cycle time from development to production by co-locating the engineering and manufacturing related to such platforms. The combination of the reduction in the Company’s headcount and the in-sourcing of certain metal printer platforms is expected to result in reduced operating expenses of between $4.0 million and $6.0million for the current fiscal year ending December 31, 2023 and reduced operating expenses of between $9.0 million and $11.0 million for future annual periods beginning with the fiscal year ending December 31, 2024.

Background

We earn revenue from the sale of products and services through our Healthcare Solutions and Industrial Solutions segments. The product categories include 3D printers and corresponding materials, digitizers, software licenses, 3D scanners and haptic devices. The majority of materials used in our 3D printers are proprietary. The services categories include maintenance contracts and services on 3D printers, software maintenance, software as a service subscriptions and healthcare solutions services.

Given the relatively high price of certain 3D printers and a corresponding lengthy selling cycle, as well as relatively low unit volume of the higher-priced printers in any particular period, a shift in the timing and concentration of orders and shipments from one period to another can materially affect reported revenue in any given period.

In addition to changes in sales volumes, there are two other primary drivers of changes in revenue from one period to another: (1) the combined effect of changes in product mix and average selling prices and (2) the impact of fluctuations in foreign currencies. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the price and mix effects relate to changes in revenue that are not able to be specifically related to changes in unit volume or foreign exchange.

How We Assess the Performance of Our Business

We manage operations through the two business segments described above. In addition to our consolidated GAAP financial measures, we review Adjusted EBITDA.

We believe Adjusted EBITDA is a helpful supplemental measure to assist us and investors in evaluating our operating results, as Adjusted EBITDA excludes certain items for which the fluctuation from period to period does not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net income (loss), plus income tax (provision) benefit, interest and other income (expense), net, stock-based compensation expense, amortization of intangible assets, depreciation expense, and certain other non-GAAP adjustments. We believe that the adjustments applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about (1) our operating and financial performance without the effect of certain material non-cash items and (2) non-recurring items that we do not expect to continue at the same level in the future.

Management and our Board of Directors regularly use Adjusted EBITDA in evaluating our operating and financial performance and in establishing discretionary annual compensation. This measure is provided in addition to, and should not be considered to be a substitute for, or superior to, comparable measures determined in accordance with GAAP. In addition, we believe that Adjusted EBITDA is frequently used by investors and other interested parties in the evaluation of other issuers, many of which also present Adjusted EBITDA when reporting their results in an effort to augment investors' understanding of their operating and financial results; however, similarly titled measures provided by other issuers may not be calculated in the same manner and/or using the same adjustments.

Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other performance measure derived in accordance with GAAP. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP.

For further information regarding Adjusted EBITDA, see “Reconciliation of non-GAAP Measures” below.

Consolidated Financial Results for the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue:
Products	$89,165	$103,774	$173,553	$204,325
Services	39,029	36,271	75,877	68,721
Total revenue	128,194	140,045	249,430	273,046
Cost of sales:
Products	56,135	65,331	106,015	123,803
Services	22,043	21,576	46,301	42,310
Total cost of sales	78,178	86,907	152,316	166,113
Gross profit	50,016	53,138	97,114	106,933
Operating expenses:
Selling, general and administrative	58,983	64,404	117,268	119,819
Research and development	22,762	20,772	44,971	42,384
Total operating expenses	81,745	85,176	162,239	162,203
Loss from operations	(31,729)	(32,038)	(65,125)	(55,270)
Interest and other income (expense), net	3,214	329	7,089	(1,954)
(Loss) income before income taxes	(28,515)	(31,709)	(58,036)	(57,224)
(Provision) benefit for income taxes	(222)	(1,289)	(230)	(2,573)
(loss) on equity method investment	(142)	—	(142)	—
Net (loss) income before redeemable non-controlling interest	(28,879)	(32,998)	(58,408)	(59,797)
Less: net (loss) income attributable to redeemable non-controlling interest	16	(37)	(92)	(37)
Net (loss) income attributable to 3D Systems Corporation	$(28,895)	$(32,961)	$(58,316)	$(59,760)

Other Financial Data:
Adjusted EBITDA	$(6,898)	$(2,578)	$(16,993)	$(651)

Operating Results for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Consolidated revenue

The following table sets forth changes in our products and services revenue for the three months ended June 30, 2023 and 2022.

(Dollars in thousands)	Products		Services		Total
Revenue — Three months ended June 30, 2022	$103,774	74.1%	$36,271	25.9%	$140,045	100.0%
Change in revenue:
Volume	(18,688)	(18.0)%	2,638	7.3%	(16,050)	(11.5)%
Price/mix	3,825	3.7%	—	—%	3,825	2.7%
Foreign currency translation	254	0.2%	120	0.3%	374	0.3%
Net change	(14,609)	(14.1)%	2,758	7.6%	(11,851)	(8.5)%
Revenue — Three months ended June 30, 2023	$89,165	69.6%	$39,029	30.4%	$128,194	100.0%

Products revenue

For the three months ended June 30, 2023, products revenue decreased by $14.6 million, or 14.1%, as compared to the three months ended June 30, 2022. Lower sales volume resulted in an $18.7 million, or 18.0%, decrease in reported product revenue relative to the prior year period, of which $13.7 million of such decrease is attributable to our Healthcare Solutions segment and $5.0 million of the decrease is attributable to our Industrial Solutions segment. The lower volume within our Healthcare Solutions segment was primarily due to lower sales to the dental orthodontics market, as the demand for related elective dental procedures that our products support has been impacted by current economic conditions. The lower volume within our Industrial Solutions segment is primarily due to lower volume within the manufacturing and prototyping product lines.

The decrease in product revenue due to lower sales volume was partially offset by an increase of $3.8 million in product revenue attributable to favorable sales price/mix, of which $1.8 million of the increase relates to our Healthcare Solutions segment and $2.0 million of the increase relates to our Industry Solutions segment.

Services revenue

For the three months ended June 30, 2023, services revenue increased by $2.8 million, or 7.6%, as compared to the three months ended June 30, 2022. Higher sales volume resulted in a $2.6 million, or 7.3%, increase in reported services revenue relative to the prior year period, of which $0.8 million and $1.8 million of the increase relates to our Healthcare Solutions segment and our Industrial Solutions segment, respectively. The increase in the services sales volume realized by our Healthcare Solutions segment primarily relates to personalized healthcare solutions. The increase in the services sales volume of our Industrial Solutions segment is primarily attributable to parts manufacturing for aerospace and semiconductor customers.

Total revenue

For the three months ended June 30, 2023, total revenue decreased by $11.9 million, or 8.5%, as compared to the three months ended June 30, 2022, as the decrease in our products revenue exceeded the increase in our services revenue, as described above.

Consolidated gross profit

	Three Months Ended
	June 30, 2023		June 30, 2022		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$33,030	37.0%	$38,443	37.0%	$(5,413)	(14.1)%	—	—%
Services	16,986	43.5%	14,695	40.5%	2,291	15.6%	3.0	7.4%
Total	$50,016	39.0%	$53,138	37.9%	$(3,122)	(5.9)%	1.1	2.9%

Products gross profit and gross profit margin

For the three months ended June 30, 2023, gross profit from products sales decreased by $5.4 million, or 14.1%, as compared to the three months ended June 30, 2022. The decrease in gross profit from products sales is primarily due to the corresponding 14.1% decrease in products sales revenue.

Services gross profit and gross profit margin

For the three months ended June 30, 2023, gross profit from services sales increased $2.3 million, or 15.6%, as compared to the three months ended June 30, 2022. The increase in gross profit from services sales was driven by the 7.6% increase in services revenue and the increase in realized gross profit margin. Revenue increases related to certain service offerings also contributed to an increase in gross profit margin due to the fixed nature of the costs incurred to provide the services (e.g., salaries).

Consolidated selling, general and administrative expense

Selling, general and administrative ("SG&A") expense for the three months ended June 30, 2023 decreased $5.4 million, or 8.4%, to $59.0 million, as compared to $64.4 million for the three months ended June 30, 2022. The primary drivers of the $5.4 million decrease in SG&A expense reported for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, are as follows:

Primary drivers (in thousands)	Increase / (Decrease)
Salaries, wages and benefits (inclusive of stock-based compensation)	$5,148
Severance	1,950
Consulting and outside services	986
Legal and contingency costs	(7,875)
Volumetric earnout	(4,958)
Other	(670)
Total change	$(5,419)

The increase in salaries, wages and benefit costs for the three months ended June 30, 2023 is primarily attributable to a $3.1 million increase in stock-based compensation, a $1.0 million increase in bonus expense, and a $1.0 million increase in salary expense. The increase in stock-based compensation expense is primarily due to a reversal of $2.4 million of annual incentive compensation expense expected to be settled using shares of the Company's common stock during the quarter ended June 30, 2022.

The increase in severance costs for the three months ended June 30, 2023 reflects costs incurred in connection with the Company's reduction in headcount in its corporate and business support functions, as part of its restructuring plan announced during the quarter. The reduction in headcount reflects the Company's commitment to rationalizing its operations and improving its operating efficiency.

The increase in consulting and outside services for the three months ended June 30, 2023 reflects an increase in accounting and auditing fees and the use of third-party service providers.

The decrease in legal and contingency costs for the three months ended June 30, 2023 is primarily due to the Company's accrual of $8.4 million for a contingent loss during the quarter ended June 30, 2022, which reflected the Company's initial estimate of the costs expected to be incurred to resolve an export controls and government contracts compliance matter. This compliance matter was ultimately settled during the quarter ended March 31, 2023. An increase in legal fees incurred during the three months ended June 30, 2023 has partially offset the impact of not recording a similar legal contingency accrual during the prior year period.

The Volumetric earnout expense that is currently being recognized by the Company relates to a $65 million earnout payment, expected to be settled 50% in cash and 50% in shares of the Company's common stock, which the Company will potentially be required to pay upon the achievement of a scientific milestone outlined in the original Volumetric acquisition agreement. During the quarter ended June 30, 2023, the Company revised its estimate of the anticipated timing for achievement of the applicable scientific milestone from the end of fiscal year 2025 to the end of fiscal year 2026. This change in timeline resulted in the recognition of an adjustment to the amount previously expensed with respect to the potential $65 million earnout payment, as well as reduced the quarterly run rate at which future expense is expected to be recognized by $0.8 million. Refer to Note 12 and our discussion of "Critical Accounting Estimates" for additional details.

Consolidated research and development expense

Research and development ("R&D") expense for the three months ended June 30, 2023 increased $2.0 million, or 9.6%, to $22.8 million, as compared to $20.8 million for the three months ended June 30, 2022. R&D expense increased $0.6 million due to the Company’s acquisition of dp polar in October of 2022. While the Company's R&D expense reported for the three months ended June 30, 2023 includes amounts incurred as part of dp polar's operating activities, dp polar had not been acquired as of June 30, 2022 and, accordingly, its operating results were not part of the Company's reported results for the three months then ended.

Inclusive of the impact of the acquisition of dp polar, the $2.0 million increase in R&D costs primarily reflects an increase in salary, wage and benefit costs of $2.5 million, partially offset by increased reimbursements from collaborative arrangements.

Consolidated operating loss

Our operating loss was $31.7 million for the three months ended June 30, 2023, as compared to $32.0 million for the three months ended June 30, 2022. The decrease in our reported operating loss for the quarter ended June 30, 2023 was due to the $5.4 million decrease in SG&A costs reported for the quarter ended June 30, 2023, as compared to the quarter ended June 30, 2022, which more than offset the period-over-period (1) decrease in revenue and gross profit and (2) increase in R&D costs. Refer to the discussion above for additional details regarding the variances in the amounts reported for each of the aforementioned financial statement line items for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, as well as the factors contributing to those variances.

Operating Results for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Consolidated revenue

The following table sets forth changes in our products and services revenue for the six months ended June 30, 2023 and 2022.

(Dollars in thousands)	Products		Services		Total
Revenue — Six months ended June 30, 2022	$204,325	74.8%	$68,721	25.2%	$273,046	100.0%
Change in revenue:
Volume	(32,967)	(16.1)%	7,869	11.5%	(25,098)	(9.2)%
Price/mix	4,168	2.0%	—	—%	4,168	1.5%
Foreign currency translation	(1,973)	(1.0)%	(713)	(1.0)%	(2,686)	(1.0)%
Net change	(30,772)	(15.1)%	7,156	10.5%	(23,616)	(8.7)%
Revenue — Six months ended June 30, 2023	$173,553	69.6%	$75,877	30.4%	$249,430	100.0%

Products revenue

For the six months ended June 30, 2023, products revenue decreased by $30.8 million, or 15.1%, as compared to the six months ended June 30, 2022. Lower sales volume resulted in a $33.0 million, or 16.1%, decrease in reported product revenue relative to the prior year period, of which $32.9 million of such decrease is attributable to our Healthcare Solutions segment. The lower product sales volume within our Healthcare Solutions segment was primarily due to lower sales to the dental orthodontics market, as the demand for elective dental procedures that our products support has been impacted by current economic conditions.

The decrease in product revenue due to lower sales volumes was partially offset by an increase of $4.2 million in product revenue attributable to favorable sales price/mix, of which $2.6 million of the increase relates to our Healthcare Solutions segment and $1.6 million of the increase relates to our Industrial Solutions segment.

Services revenue

For the six months ended June 30, 2023, services revenue increased by $7.2 million, or 10.5%, as compared to the six months ended June 30, 2022. Higher sales volume resulted in a $7.9 million, or 11.5%, increase in reported services revenue relative to the prior year period, of which $4.2 million and $3.7 million of such increase is attributable to our Healthcare Solutions segment and our Industrial Solutions segment, respectively. The increase in the services sales volume realized by our Healthcare Solutions segment primarily relates to personalized healthcare solutions and advanced manufacturing services related to medical devices. The increase in the services sales volume realized by our Industrial Solutions segment was primarily relates to parts manufacturing for aerospace and semiconductor customers and other industrial services and support.

Total revenue

For the six months ended June 30, 2023, total revenue decreased by $23.6 million, or 8.6%, as compared to the six months ended June 30, 2022, as the decrease in our products revenue exceeded the increase in our services revenue, as described above.

Consolidated gross profit

	Six Months Ended
	June 30, 2023		June 30, 2022		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$67,538	38.9%	$80,522	39.4%	$(12,984)	(16.1)%	(0.5)	(1.3)%
Services	29,576	39.0%	26,411	38.4%	3,165	12.0%	0.6	1.6%
Total	$97,114	38.9%	$106,933	39.2%	$(9,819)	(9.2)%	(0.3)	(0.8)%

Products gross profit and gross profit margin

For the six months ended June 30, 2023, gross profit from products sales decreased by $13.0 million, or 16.1%, as compared to the six months ended June 30, 2022. The decrease in gross profit from products sales is primarily due to the corresponding 15.1% decrease in products sales revenue.

Services gross profit and gross profit margin

For the six months ended June 30, 2023, gross profit from services sales increased by $3.2 million, or 12.0%, as compared to the six months ended June 30, 2022. The increase in gross profit from services sales was primarily driven by the corresponding 10.5% increase in services revenue.

Consolidated selling, general and administrative expense

Selling, general and administrative ("SG&A") expense for the six months ended June 30, 2023 decreased $2.5 million, or 2.1%, to $117.3 million as compared to $119.8 million for the six months ended June 30, 2022. Notwithstanding the overall decrease in SG&A expense (as discussed in detail below), SG&A expense included incremental costs totaling $2.0 million related to the timing of the Company’s acquisitions of Titan, Kumovis, and dp polar during fiscal year 2022. As Titan and Kumovis were not acquired by the Company until April 1, 2022, their operating activities are only reflected in the Company's reported results for three months of the six-month period ended June 30, 2022. As dp polar had not been acquired by the Company as of June 30, 2022, its operations were not part of the Company's reported results for any portion of the six months then ended.

The primary drivers of the $2.5 million decrease in SG&A expense reported for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 — inclusive of the impacts of the acquisitions described above — are as follows:

Primary drivers (in thousands)	Increase / (Decrease)
Salaries, wages and benefits (inclusive of stock-based compensation)	$4,522
Severance	2,810
Consulting and outside services	2,791
Legal and contingency costs	(8,397)
Volumetric earnout	(4,958)
Other	683
Total change	$(2,549)

The increase in salaries, wages and benefit costs for the six months ended June 30, 2023 is primarily attributable to a $2.7 million increase in salary expense and a $1.7 million increase in bonus expense. The $2.7 million increase in salary expense includes the impact of incremental salary, wage, and benefit costs attributable to the acquisitions of Titan, Kumovis, and dp polar, as well as costs incremental to severance amounts that were incurred for employees terminated as part of the Company's restructuring plan. The $1.7 million increase in bonus expense is primarily due to the reversal of a portion of bonus expense during the six months ended June 30, 2022.

The increase in severance costs for the six months ended June 30, 2023 reflects costs incurred in connection with the Company's reduction in headcount in its corporate and business support functions, as part of its restructuring plan announced during the quarter ended June 30, 2023, as well as severance costs incurred during the quarter ended March 31, 2023 prior to the announcement of the formal restructuring plan. The reduction in headcount pursuant to the restructuring plan reflects the Company's commitment to rationalizing its operations and improving its operating efficiency.

The increase in consulting and outside services for the six months ended June 30, 2023 reflects an increase in accounting and auditing fees, as well as an increased use of outside contract labor and third-party service providers.

The decrease in legal and contingency costs for the six months ended June 30, 2023 is primarily due to the Company's accrual of $8.4 million for a contingent loss during the quarter ended June 30, 2022, which reflected the Company's initial estimate of the costs expected to be incurred to resolve an export controls and government contracts compliance matter. This compliance matter was ultimately settled during the quarter ended March 31, 2023. No events occurred during the six months ended June 30, 2023 that would require the recognition of a similar material legal contingency accrual during the period.

The Volumetric earnout expense that is currently being recognized by the Company relates to a $65 million earnout payment, expected to be settled 50% in cash and 50% in shares of the Company's common stock, which the Company will potentially be required to pay upon the achievement of a scientific milestone outlined in the original Volumetric acquisition agreement. During the quarter ended June 30, 2023, the Company's revised its estimate of the anticipated timing for achievement of the applicable scientific milestone from the end of fiscal year 2025 to the end of fiscal year 2026. This change in timeline resulted in the recognition of an adjustment to the amount previously expensed with respect to the potential $65 million earnout payment, as well as reduced the quarterly run rate at which future expense is expected to be recognized by $0.8 million. Refer to Note 12 and our discussion of "Critical Accounting Estimates" for additional details.

Consolidated research and development expense

Research and development ("R&D") expense for the six months ended June 30, 2023 increased $2.6 million, or 6.1%, to $45.0 million as compared to $42.4 million for the six months ended June 30, 2022. R&D expense increased $1.9 million due to the timing of the Company’s acquisitions of Titan, Kumovis, and dp polar during fiscal year 2022. As Titan and Kumovis were not acquired by the Company until April 1, 2022, their operating activities are only reflected in the Company's reported results for three months of the six-month period ended June 30, 2022. As dp polar had not been acquired by the Company as of June 30, 2022, its operations were not part of the Company's reported results for any portion of the six months then ended.

Inclusive of the impact of the acquisitions discussed above, the $2.6 million increase in R&D costs primarily reflects increases in salary, wage and benefit costs of $4.0 million and supply and material costs of $1.3 million, partially offset by increased reimbursements from collaborative arrangements.

Consolidated operating loss

Our operating loss for the six months ended June 30, 2023 was $65.1 million, as compared to $55.3 million for the six months ended June 30, 2022. The increase in our reported operating loss for the six months ended June 30, 2023 was primarily due to our lower reported revenue and the corresponding decrease in our gross profit for the six months ended June 30, 2023, as our total reported operating expenses did not change materially for the comparable six-month periods ended June 30, 2023 and June 30, 2022. Refer to the discussion above for additional details regarding the variances in the amounts reported for each of the financial statement line items that comprise our reported operating loss for the six months ended June 30, 2023 and June 30, 2022.

Non-Operating Income (Loss) for the Three and Six Months Ended June 30, 2023 compared to Three and Six Months Ended June 30, 2022

Interest and other income (expense), net

The following table sets forth the components of interest and other income (expense), net for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest and other income (expense), net
Foreign exchange (loss)	$(1,273)	$(1,211)	$(1,645)	$(3,429)
Interest income (expense), net	4,404	1,825	8,209	1,990
Other income (expense), net	83	(285)	525	(515)
Total interest and other (expense) income, net	$3,214	$329	$7,089	$(1,954)

For the three and six months ended June 30, 2023, interest income (expense), net increased as compared to the three and six months ended June 30, 2022 due to higher interest income earned on cash and cash equivalents resulting from increased interest rates.

Net (loss) income

The following table sets forth our net (loss) income for the three and six months ended June 30, 2023, and 2022.

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(Loss) income before income taxes	$(28,515)	$(31,709)	$(58,036)	$(57,224)
(Provision) benefit for income taxes	(222)	(1,289)	(230)	(2,573)
(Loss) on equity method investment	(142)	—	(142)	—
Net (loss) income before redeemable non-controlling interest	(28,879)	(32,998)	(58,408)	(59,797)
Less: net (loss) income attributable to redeemable non-controlling interest	16	(37)	(92)	(37)
Net (loss) income attributable to 3D Systems Corporation	$(28,895)	$(32,961)	$(58,316)	$(59,760)

Net (loss) income per common share:
Basic	$(0.22)	$(0.26)	$(0.45)	$(0.47)
Diluted	$(0.22)	$(0.26)	$(0.45)	$(0.47)

Our tax provision for both the three and six months ended June 30, 2023 was $0.2 million, as compared to a $1.3 million and $2.6 million tax provision for the three and six months ended June 30, 2022, respectively. The Company's effective tax rates for the three and six months ended June 30, 2023 and 2022 were significantly below the U.S. and foreign jurisdictions' statutory tax rates due to (1) the Company's reported losses and (2) the maintenance of a valuation allowance against deferred tax assets generated by such losses based upon the Company's conclusion that it is more likely than not that its deferred tax assets will not be realized in various tax jurisdictions.

The decrease in the net loss attributable to 3D Systems for the three months ended June 30, 2023, as compared to the net loss attributable to 3D Systems for the three months ended June 30, 2022, was primarily driven by the period-over period decrease in the Company's consolidated operating loss (as described above), the increase in interest income earned for the quarter ended June 30, 2023, and the lower tax provision for the quarter ended June 30, 2023.

The decrease in the net loss attributable to 3D Systems for the six months ended June 30, 2023, as compared to the net loss attributable to 3D Systems for the six months ended June 30, 2022, was primarily due to the increase in interest income earned during the six months ended June 30, 2023 and lower tax provision for the six months ended June 30, 2023, which on a combined basis more than offset the increase in the Company's consolidated operating loss described above.

Non-GAAP Earnings

Adjusted EBITDA

Our Adjusted EBITDA decreased from negative $2.6 million for the three months ended June 30, 2022 to negative $6.9 million for the three months ended June 30, 2023, despite a de minimis change in our reported operating loss. Accordingly, the decrease of $4.3 million was primarily driven by period-over-period changes in operating costs that we add back when calculating Adjusted EBITDA. As shown in the reconciliation of our reported Net Loss to Adjusted EBITDA (below), these changes primarily relate to our adjustments for stock compensation expense, acquisition and divestiture-related expense, litigation costs, and restructuring expense, each of which is included in our reported operating loss.

The decrease in the Company's Adjusted EBITDA from negative $0.7 million for the six months ended June 30, 2022 to negative $17.0 million for the six months ended June 30, 2023 was partially driven by the $9.8 million increase in the Company's reported operating loss (as described above). As shown in the reconciliation of our reported Net Loss to Adjusted EBITDA (below), the remaining decrease of $6.5 million in our Adjusted EBITDA reported for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily driven by changes in the amounts added back for depreciation and amortization expense, stock compensation expense, acquisition and divestiture-related expense, litigation costs, and restructuring expense, each of which is included in our reported operating loss.

Reconciliation of Non-GAAP Measures

The table that follows provides a reconciliation of the Company's reported Net Loss to Adjusted EBITDA. Refer to the discussion of "How We Assess the Performance of Our Business" for additional information regarding Adjusted EBITDA, and why management believes this measure provides useful information regarding the Company's results of operations.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss attributable to 3D Systems Corporation	$(28,895)	$(32,961)	$(58,316)	$(59,760)
Interest (income) expense, net	(4,404)	(1,825)	(8,209)	(1,990)
Provision (benefit) for income taxes	222	1,289	230	2,573
Depreciation expense	5,294	5,032	10,606	10,850
Amortization expense	3,258	3,303	6,497	5,980
Stock-based compensation expense	7,990	7,403	18,282	20,061
Acquisition and divestiture-related expense	1,512	2,972	4,188	6,654
Litigation costs	2,656	10,760	2,735	10,773
Restructuring expense	4,121	(10)	5,824	301
Redeemable non controlling interest	16	(37)	(92)	(37)
Loss on equity method investment	142	—	142	—
Other non-operating (income) expense, net	1,190	1,496	1,120	3,944
Adjusted EBITDA	$(6,898)	$(2,578)	$(16,993)	$(651)

Segment Financial Results for the Three and Six Months Ended June 30, 2023 and 2022

Effective January 1, 2023, and for periods subsequent thereto, Adjusted EBITDA reflects the measure of profitability used by the Company’s chief operating decision maker (“CODM”) to evaluate the performance of the Company’s reportable segments. In addition, as of January 1, 2023, the Company's methodology for allocating certain costs between its segments was revised to more closely reflect changes in the Company's business and estimates of usage of shared resources by the Company's segments. Prior year amounts have been reclassified to conform with current year presentation.

Segment Results for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

The following table presents the revenue and Adjusted EBITDA amounts reported by each of our segments, as well as non-allocated corporate costs, for the three months ended June 30, 2023 and 2022:

	Revenue			Adjusted EBITDA
	Three Months Ended			Three Months Ended
(in thousands)	June 30, 2023	June 30, 2022	Change	June 30, 2023	June 30, 2022	Change
Healthcare Solutions	$60,874	$71,746	$(10,872)	$11,394	$16,149	$(4,755)
Industrial Solutions	67,320	68,299	(979)	2,264	2,728	(464)
Corporate and Other	—	—	—	(20,556)	(21,455)	899
Total Company	$128,194	$140,045	$(11,851)	$(6,898)	$(2,578)	$(4,320)

Healthcare Solutions

Revenue

For the three months ended June 30, 2023, Healthcare Solutions revenue decreased $10.9 million, or 15.2%, as compared to the three months ended June 30, 2022. This decrease in segment revenue was primarily due to a $9.8 million, or 28.2%, decrease in sales to the dental orthodontic market, as compared to the three months ended June 30, 2022, as the demand for related elective dental procedures that our products support has been impacted by current economic conditions. In addition, during the three months ended June 30, 2023, our Healthcare Solutions segment experienced a $1.2 million, or 5.1%, decrease in revenue related to medical device sales.

Adjusted EBITDA

For the three months ended June 30, 2023, Adjusted EBITDA for our Healthcare Solutions segment decreased $4.8 million, or 29.4%, as compared to the three months ended June 30, 2022, which was primarily driven by (1) the decrease in segment revenue due to lower sales to the dental orthodontic market and (2) a $1.9 million increase in expense attributable to our investments in regenerative medicine. New investments in regenerative medicine primarily relate to our initiatives associated with bioprinting technologies, for which the Company has begun to incur operating costs in 2023.

Industrial Solutions

Revenue

For the three months ended June 30, 2023, Industrial Solutions revenue decreased $1.0 million, or 1.4%, as compared to the three months ended June 30, 2022. Lower product sales volume resulted in a $5.0 million decrease in segment revenue, which was partially offset by a $1.8 million increase in segment revenue attributable to higher sales volume related to services. In addition, the decrease in revenue attributable to lower product sales volume was partially offset by favorable price/mix, which resulted in a $2.0 million increase in segment revenue.

Adjusted EBITDA

For the three months ended June 30, 2023, Adjusted EBITDA for our Industrial Solutions segment decreased $0.5 million, or 16.9%, as compared to the three months ended June 30, 2022, which was primarily driven by the decrease in segment revenue.

Corporate and Other

Adjusted EBITDA

For the three months ended June 30, 2023, Corporate and Other Adjusted EBITDA was negative $20.6 million, as compared to negative $21.5 million for the three months ended June 30, 2022. The decrease of $0.9 million was primarily driven by lower unallocated corporate function costs.

Segment Results for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

The following table presents the revenue and Adjusted EBITDA amounts reported by each of our segments, as well as non-allocated corporate costs, for the six months ended June 30, 2023 and 2022:

	Revenue			Adjusted EBITDA
	Six Months Ended			Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	Change	June 30, 2023	June 30, 2022	Change
Healthcare Solutions	$109,599	$136,091	$(26,492)	$16,459	$31,918	$(15,459)
Industrial Solutions	139,831	136,955	2,876	9,166	9,293	(127)
Corporate and Other	—	—	—	(42,618)	(41,862)	(756)
Total Company	$249,430	$273,046	$(23,616)	$(16,993)	$(651)	$(16,342)

Healthcare Solutions

Revenue

For the six months ended June 30, 2023, Healthcare Solutions revenue decreased $26.5 million, or 19.5%, as compared to the six months ended June 30, 2022. The decrease in segment revenue was primarily due to a $28.7 million, or 40.9%, decrease in sales to the dental orthodontic market, as compared to the six months ended June 30, 2022, as the demand for related elective dental procedures that our products support has been impacted by current economic conditions. The reduction in dental orthodontic market sales for the six months ended June 30, 2023 was partially offset by a $1.3 million, or 3.2%, increase in revenue related to medical device sales, when compared to the six months ended June 30, 2022.

Adjusted EBITDA

For the six months ended June 30, 2023, Adjusted EBITDA for our Healthcare Solutions segment decreased $15.5 million, or 48.4%, as compared to the six months ended June 30, 2022, which was primarily driven by (1) the decrease in segment revenue due to lower sales to the dental orthodontic market and (2) a $3.0 million increase in operating expense attributable to our investments in our regenerative medicine. New investments in regenerative medicine primarily relate to our initiatives associated with bioprinting technologies, for which the Company has begun to incur operating costs in 2023.

Industrial Solutions

Revenue

For the six months ended June 30, 2023, Industrial Solutions revenue increased $2.9 million, or 2.1%, as compared to the six months ended June 30, 2022. The increase in segment revenue was primarily due to a $3.6 million increase in service sales revenue attributable to increased sales volume and a $1.6 million increase in product sales revenue attributable to favorable price/mix, partially offset by a negative $2.3 million impact of foreign exchange. Excluding the impact of foreign exchange, revenue for our Industrial Solutions segment for the six months ended June 30, 2023 increased by 3.8%.

Adjusted EBITDA

For the six months ended June 30, 2023, Adjusted EBITDA for our Industrial Solutions segment decreased $0.1 million, or 1.3%, as compared to the six months ended June 30, 2022. Segment Adjusted EBITDA was effectively flat despite the 2.1% increase in revenue due to the impacts of pricing/mix and increased R&D and SG&A spend.

Corporate and Other

Adjusted EBITDA

For the six months ended June 30, 2023, Corporate and Other Adjusted EBITDA was negative $42.6 million, as compared to negative $41.9 million for the six months ended June 30, 2022. The decrease of $0.7 million was primarily driven by higher unallocated corporate function costs.

Liquidity and Capital Resources

The following table sets forth the Company's operating working capital at June 30, 2023 and December 31, 2022.

			Change
(Dollars in thousands)	June 30, 2023	December 31, 2022	$	%
Cash and cash equivalents	$490,444	$388,134	$102,310	26.4%
Short-term investments	1,135	180,603	(179,468)	(99.4)%
Accounts receivable, net	96,786	93,886	2,900	3.1%
Inventories	156,153	137,832	18,321	13.3%
	744,518	800,455	(55,937)	(7.0)%
Less:
Current lease liabilities	10,286	9,036	1,250	13.8%
Accounts payable	59,023	53,826	5,197	9.7%
Accrued and other liabilities	47,239	55,571	(8,332)	(15.0)%
	116,548	118,433	(1,885)	(1.6)
Operating working capital	$627,970	$682,022	$(54,052)	(7.9)%

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

At June 30, 2023, cash and cash equivalents and short-term investments totaled $491.6 million and have decreased $77.2 million since December 31, 2022. This decrease resulted primarily from cash used in operations of $46.3 million, capital expenditures of $13.5 million, cash used for acquisitions and other investments of $15.7 million, and taxes paid related to net-share settlement of equity awards of $4.6 million.

Cash held outside the U.S. at June 30, 2023 was $55.6 million, or 11.3%, of total cash and cash equivalents, compared to $58.4 million, or 15.0%, of total cash and cash equivalents at December 31, 2022. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant federal and state taxes. However, any repatriation of these earnings are subject to foreign withholding taxes that are estimated to result in the Company incurring tax costs in excess of the cost to obtain cash through other means.

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

Cash Flow

The Company currently funds its operations — including working capital requirements, capital expenditures, investments and acquisitions — using cash on hand cash; cash equivalents and short-term investments; cash flow from operations, which can vary widely from quarter to quarter; and financing activities, as necessary. We expect that cash flow from operations, cash, cash equivalents and short-term investments, and other sources of liquidity, such as issuing equity or debt securities, subject to market conditions, will be available and sufficient to meet all foreseeable cash requirements. The following is a summary of the changes in the Company’s cash flows, followed by a brief discussion of these changes:

	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	Dollar Change
Cash flow used in operating activities	$(46,269)	$(38,211)	$(8,058)
Cash flow provided by (used in) investing activities	150,587	(437,086)	587,673
Cash flow used in financing activities	(4,926)	(12,687)	7,761

Cash flow from operations

For the six months ended June 30, 2023, cash used in operating activities was $46.3 million, and cash used in operating activities for the six months ended June 30, 2022 was $38.2 million. The $8.1 million increase in cash flow used in operating activities during the six months ended June 30, 2023, as compared to the same period of the prior year, is primarily due to $8.5 million of cash paid for legal settlements during the six months ended June 30, 2023 (see Note 18), offset by cash provided through other working capital changes.

Cash flow from investing activities

For the six months ended June 30, 2023, cash provided by investing activities was $150.6 million, which included $179.8 million of proceeds from the sales and maturities of short-term investments, partially offset by capital expenditures of $13.5 million and cash used for investments in strategically-aligned businesses totaling $15.7 million.

For the six months ended June 30, 2022, cash used in investing activities was $437.1 million, which included $384.5 million of purchases of short-term investments, cash used for acquisitions and other investments of $83.3 million and capital expenditures of $10.4 million, partially offset by $41.0 million of proceeds from the sales and maturities of short-term investments.

Cash flow from financing activities

For the six months ended June 30, 2023, cash used in financing activities was $4.9 million, which primarily reflects $4.6 million of withholding taxes paid related to the net-share settlement of employee equity awards.
For the six months ended June 30, 2022, cash used in financing activities was $12.7 million, which primarily reflects $10.0 million of withholding taxes paid related to the net-share settlement of employee equity awards and the final $2.3 million installment payment related to the acquisition of the non-controlling interest in Easyway.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Material Cash Requirements

The Company's material cash requirements consist of the following contractual and other obligations:

Indebtedness

At June 30, 2023, we had $460 million of outstanding 0% convertible notes that mature in November 2026. Management may consider pursuing additional long-term financing if it is appropriate in light of cash requirements for operations or other strategic opportunities, which could result in higher financing costs.

Purchase Commitments

We have purchase commitments under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. In addition to ordinary purchase commitments, as of June 30, 2023, the Company had approximately $6.6 million of purchase commitments for inventory as a result of the termination of a manufacturing services agreement (refer to Note 4).

Leases

The Company had operating and financing lease obligations (inclusive of interest) of $100.6 million at June 30, 2023, primarily related to real estate and equipment leases, of which approximately $7.6 million in payments are expected over the remainder of 2023. Additionally, at June 30, 2023, the Company had $14.2 million in lease obligations for which the leases have not commenced, as the facilities are under construction by the landlord. Commencement of any additional leases prior to the end of 2023 would likely result in an increase to our required lease payments over the remainder of 2023.

Dussur

In March 2022, Dussur and 3D Systems signed an agreement to form a joint venture intended to expand the use of additive manufacturing within the Kingdom of Saudi Arabia and surrounding geographies, including the Middle East and North Africa. The joint venture is to enable the development of Saudi Arabia's domestic additive manufacturing production capabilities, consistent with the Kingdom’s ‘Vision 2030,’ which is focused on diversification of the economy and long-term sustainability. In February 2023, the Company became a shareholder in the joint venture and now owns 49% of its common stock. 3D Systems was committed to an initial investment of approximately $6.5 million of cash into the joint venture, all of which has been funded as of June 30, 2023. Additional future investments in the joint venture are contingent upon the achievement of certain milestones by the joint venture. The future impact that participation in the joint venture will have on the Company’s financial position and cash flows is not expected to be material other than any potential cash outflow(s) that may be required to funds contingent investments.

Sources of Funding to Satisfy Material Cash Requirements

The Company believes that it has the financial resources needed to meet its cash requirements during the next twelve months. Cash requirements for periods beyond the next twelve months will depend on, among other things, the Company’s profitability and its ability to manage working capital requirements.

Other Contractual Commitments

Convertible Notes

As of June 30, 2023, we were in compliance with all covenants of the outstanding 0% convertible notes due November 2026.

Indemnification

In the normal course of business, we periodically enter into agreements to indemnify customers or suppliers against claims of intellectual property infringement that may be made by third parties and arise from the use of our products. Historically, costs related to these indemnification provisions have not been significant. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

To the extent permitted under Delaware law, we indemnify our directors and officers for certain events or occurrences, when the director or officer is, or was, serving at our request in such capacity, subject to limited exceptions. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have directors’ and officers’ insurance coverage that may enable us to recover future amounts paid, subject to a deductible and to the policy limits. There is no assurance that the policy limits will be sufficient to cover all damages, if any.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, costs and expenses, as well as related disclosures. On an ongoing basis, we evaluate and reassess our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

During the three months ended June 30, 2023, we extended our estimate of the amount of time that it will take the Company achieve a specific scientific milestone related to certain regenerative medicine research from the end of fiscal year 2025 to the end of fiscal year 2026. As the achievement of this scientific milestone is a performance condition that triggers the payment of compensation and/or the vesting of stock-based compensation awards under certain of the Company's employee compensation arrangements, the extension of the estimated timeline to achievement resulted in (1) the reversal of $4.2 million of previously recognized earnout expense attributable to the Company's 2021 acquisition of Volumetric (the "Volumetric Earnout"), of which $2.1 million was accrued to be paid out with Common Stock, with a corresponding adjustment to the related accrued liability; (2) the reversal of $0.4 million of previously recognized stock-based compensation expense related to certain performance-based stock compensation awards that vest based upon the achievement of the scientific milestone (the "RegMed Awards"); and (3) a reduction of $0.8 million and $0.1 million, respectively, to the ongoing quarterly run rate at which future expense attributable to the Volumetric Earnout and the RegMed Awards is expected to be recognized.

Refer to the subsequent discussion of "Regenerative Medicine Earnout Payments and Performance-Based Stock Units" for additional details regarding 1) the maximum expense that the Company could be required to recognize under the terms and conditions that govern the Volumetric Earnout payments and the vesting of RegMed Awards, 2) the significant assumptions, judgments, and estimates that impact both the amount of expense recognized and the timing of expense recognition related to the Volumetric Earnout and RegMed Awards, and 3) the reasons why the Company's assumptions, judgments and estimates related to the Volumetric Earnout and RegMed Awards remain subject to potential future changes and, accordingly, must be continuously assessed.

With the exception of the change in estimate impacting the expense and liability recognized for the Volumetric Earnout and the expense recognized for the RegMed Awards, there have been no other material changes to the critical accounting estimates described in our 2022 Form 10-K that have had a material impact on our condensed consolidated financial statements and/or the related notes.

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

In addition, the Company has granted performance-based stock units ("PSUs") with vesting terms that are based upon four individually-measured, non-financial milestones to other employees who work on advancements in regenerative medicine related to lungs and tissue organs — the RegMed Awards. The RegMed Awards associated with each individual milestone are recognized as compensation expense over the period commencing on the date that the respective milestone is deemed probable of being met through the anticipated date of achievement.

As the milestones that trigger the Volumetric Earnout payments and the vesting of the RegMed Awards are (1) based upon scientific and technological advancements that are expected to require multiple years of R&D to achieve and (2) subject to significant known and unknown risks and uncertainties, management must apply significant assumptions and judgment at each balance sheet date to assess both the probability of achievement and expected timing of achievement. A change in management’s assumptions or estimates regarding the probability and/or timing of achievement of a milestone in connection with management’s quarterly reassessment can materially impact the amount of compensation expense recognized for the respective and future periods as follows:

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

The Company is currently recognizing compensation expense based upon the assumed achievement of (1) one Volumetric Earnout payment milestone, for which the potential amount due to the Sellers will be $65 million, and (2) one RegMed Award milestone, for which the aggregate grant date fair value of the outstanding and unvested awards is $4.8 million. As described above, during the three months ended June 30, 2023, the estimated timing for achievement of both the Volumetric Earnout payment milestone and the RegMed Award milestone was revised from the end of fiscal year 2025 to the end of fiscal 2026. As of June 30, 2023, unrecognized compensation expense attributable to the Volumetric Earnout payment and RegMed Awards deemed probable of being earned was $44.8 million and $3.6 million, respectively. Additional changes in management’s assumptions regarding the probability and/or timing of achievement of these respective milestones could directly affect the amount of future compensation expense recognized for the reasons described above.

In addition, the Company has not commenced the recognition of compensation expense related to (1) $290 million of Volumetric Earnout payments and (2) outstanding RegMed Awards with an aggregate grant date fair value of $14.5 million because the related milestones were not deemed probable of achievement as of June 30, 2023. Changes to management’s assumptions regarding the probability and/or timing of achievement of these remaining milestones could significantly increase the amount of compensation expense recognized by the Company.

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

Forward-looking statements are based upon management’s beliefs, assumptions and current expectations concerning future events and trends, using information currently available, and are necessarily subject to uncertainties, many of which are outside our control. Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not, and should not be relied upon as, a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. A number of important factors could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include without limitation:

•impacts on our business resulting from macroeconomic events, including the Russia-Ukraine war and other geopolitical risks, recession, supply chain disruptions and foreign exchange volatility;
•our ability to deliver products that meet changing technology and customer needs;
•our ability to identify strategic acquisitions, to integrate such acquisitions into our business without disruption and to realize the anticipated benefits of such acquisitions;
•impacts of future write-offs or write-downs of goodwill and intangible assets;
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
•our ability to predict quarterly sales and manage product inventory due to uneven sales cycles;
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
•our ability to avoid and manage product quality problems that could result in decreased sales and operating margin, product returns, product liability, warranty or other claims;
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

Readers are cautioned not to place undue reliance on our forward-looking statements. The forward-looking statements included herein are made only as of the date of this Form 10-Q, and we undertake no obligation to publicly update or revise any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise, except as required by law. All subsequent written or oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by the cautionary statements referenced above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of market risks at December 31, 2022, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2022 Form 10-K. During the three and six months ended June 30, 2023, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the following two material weaknesses in internal control over financial reporting:

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

Notwithstanding the existence of the material weaknesses described above, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows, as of and for the periods presented, in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal controls to remediate the material weaknesses described above. Except as noted above, there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

The information relating to legal proceedings set forth under the header “Litigation” in Note 18 to the Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in response to Item 1A, “Risk Factors” in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities and Issuer Purchases of Equity Securities

Issuances of Unregistered Securities

None.

Issuer purchases of equity securities

We did not repurchase any of our equity securities in the open market during the three months ended June 30, 2023; however, shares of common stock were surrendered to us for payment of tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units pursuant to our Amended and Restated 2015 Incentive Stock Plan.

	Total number of shares (or units) purchased		Average price paid per share (or unit)
April 1, 2023 - April 30, 2023	67,486		$9.37
May 1, 2023 - May 31, 2023	204,661		8.35
June 1, 2023 - June 30, 2023	9,272		9.63
Total	281,419	[a]	$8.64	[b]

a.Represents shares of common stock surrendered to us for payment of tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.
b.The average price paid per share reflects the average market value of shares withheld for tax purposes.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) During the fiscal quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

Item 6. Exhibits

(a)(3)	Exhibits
The following exhibits are included as part of this filing and incorporated herein by this reference:

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

3.3	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

3.4	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

3.5	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on October 7, 2011. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on October 7, 2011.)

3.6	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on May 21, 2013. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 22, 2013.)

3.7	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on March 15, 2018.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 (Registration No. 333-182065), filed on June 12, 2012.)

4.2	Indenture, dated as of November 16, 2021, between 3D Systems Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to the Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on November 17, 2021.)

4.3	Form of 0% Convertible Notes due 2026 (filed as Exhibit A to Exhibit 4.2). (Incorporated by reference to the Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on November 17, 2021.)

31.1†	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2023.

31.2†	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2023.

32.1†	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2023.

32.2†	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2023.

101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because the its XBRL tags are embedded within the Inline XBRL document.In

101.SCH†	Inline XBRL Taxonomy Extension Scheme Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

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

Date: August 9, 2023