Form 10-Q
period 2024-03-31
3D SYSTEMS CORP
filed 2024-08-20
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Shares of Common Stock, par value $0.001 per share, outstanding as of August 12, 2024: 133,575,083.

3D SYSTEMS CORPORATION
Form 10-Q
For the Three Months Ended March 31, 2024

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except par value)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$212,040	$331,525
Accounts receivable, net of reserves — $3,090 and $3,389	102,792	101,497
Inventories	145,628	152,188
Prepaid expenses and other current assets	45,405	42,612
Total current assets	505,865	627,822
Property and equipment, net	60,568	64,461
Intangible assets, net	60,118	62,724
Goodwill	114,559	116,082
Operating lease right-of-use assets	56,010	58,406
Finance lease right-of-use assets	12,046	12,174
Long-term deferred income tax assets	3,292	4,230
Other assets	44,778	44,761
Total assets	$857,236	$990,660
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities:
Current operating lease liabilities	$9,877	$9,924
Accounts payable	40,407	49,757
Accrued and other liabilities	50,328	49,460
Customer deposits	6,463	7,599
Deferred revenue	38,844	30,448
Total current liabilities	145,919	147,188
Long-term debt, net of deferred financing costs	211,054	319,356
Long-term operating lease liabilities	54,857	56,795
Long-term deferred income tax liabilities	4,835	5,162
Other liabilities	30,240	33,400
Total liabilities	446,905	561,901
Commitments and contingencies (Note 16)
Redeemable non-controlling interest	1,966	2,006
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; shares issued 133,803 and 133,619 as of March 31, 2024 and December 31, 2023, respectively	134	134
Additional paid-in capital	1,582,325	1,577,519
Accumulated deficit	(1,122,651)	(1,106,650)
Accumulated other comprehensive loss	(51,443)	(44,250)
Total stockholders’ equity	408,365	426,753
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$857,236	$990,660

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2024	March 31, 2023
Revenue:
Products	$64,051	$84,388
Services	38,854	36,848
Total revenue	102,905	121,236
Cost of sales:
Products	39,587	49,880
Services	22,396	24,258
Total cost of sales	61,983	74,138
Gross profit	40,922	47,098
Operating expenses:
Selling, general and administrative	57,304	58,285
Research and development	23,480	22,209
Total operating expenses	80,784	80,494
Loss from operations	(39,862)	(33,396)
Non-operating income (expense):
Foreign exchange gain (loss), net	1,909	(372)
Interest income	2,798	4,546
Interest expense	(714)	(741)
Other income, net	21,386	442
Total non-operating income	25,379	3,875
Loss before income taxes	(14,483)	(29,521)
Provision for income taxes	(1,371)	(8)
Loss on equity method investment, net of income taxes	(247)	—
Net loss before redeemable non-controlling interest	(16,101)	(29,529)
Less: net loss attributable to redeemable non-controlling interest	(100)	(108)
Net loss attributable to 3D Systems Corporation	$(16,001)	$(29,421)

Net loss per common share:
Basic	$(0.12)	$(0.23)
Diluted	$(0.12)	$(0.23)

Weighted average shares outstanding:
Basic	130,820	129,158
Diluted	130,820	129,158

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Net loss before redeemable non-controlling interest	$(16,101)	$(29,529)
Other comprehensive (loss) income, net of taxes:
Pension plan adjustments	(7)	12
Foreign currency translation	(7,186)	3,413
Unrealized gain on short-term investments	—	108
Amounts reclassified from accumulated other comprehensive (loss) income	—	189
Total other comprehensive (loss) income, net of taxes:	(7,193)	3,722
Total comprehensive loss, net of taxes	(23,294)	(25,807)
Less: comprehensive loss attributable to redeemable non-controlling interest	(100)	(108)
Comprehensive loss attributable to 3D Systems Corporation	$(23,194)	$(25,699)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss before redeemable non-controlling interest	$(16,101)	$(29,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion of debt discount	7,706	9,220
Stock-based compensation	8,252	10,292
Loss on short-term investments	—	29
Non-cash operating lease expense	2,728	1,903
Provision for inventory obsolescence	4,259	2,926
Provision for bad debts	(71)	13
Loss on the disposition of businesses, property, equipment and other assets	155	423
Gain on debt extinguishment	(21,518)	—
Provision (benefit) for deferred income taxes and reserve adjustments	714	(259)
Loss on equity method investment, net of taxes	247	—
Changes in operating accounts:
Accounts receivable	(2,391)	(208)
Inventories	30	(12,327)
Prepaid expenses and other current assets	(3,277)	(4,146)
Accounts payable	(8,708)	(2,947)
Deferred revenue and customer deposits	7,854	3,120
Accrued and other liabilities	(1,017)	(6,994)
All other operating activities	(4,407)	762
Net cash used in operating activities	(25,545)	(27,722)
Cash flows from investing activities:
Purchases of property and equipment	(3,190)	(9,027)
Sales and maturities of short-term investments	—	176,856
Proceeds from sale of assets and businesses, net of cash sold	3	—
Net cash (used in) provided by investing activities	(3,187)	167,829
Cash flows from financing activities:
Repayment of borrowings/long-term debt	(87,150)	—
Taxes paid related to net-share settlement of equity awards	(1,710)	(2,115)
Other financing activities	(327)	(179)
Net cash used in financing activities	(89,187)	(2,294)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,579)	114
Net (decrease) increase in cash, cash equivalents and restricted cash	(119,498)	137,927
Cash, cash equivalents and restricted cash at the beginning of the year (a)	333,111	391,975
Cash, cash equivalents and restricted cash at the end of the period (a)	$213,613	$529,902

Supplemental cash flow information
Lease assets obtained in exchange for new lease liabilities	$688	$16,318
Cash interest payments	258	48
Cash income tax payments, net	1,814	1,549
Transfer of equipment from inventory to property and equipment, net (b)	657	735

(a)The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts reported in the condensed consolidated statements of cash flows.

	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Cash and cash equivalents	$212,040	$331,525	$525,898	$388,134
Restricted cash included in prepaid expenses and other current assets	120	119	115	114
Restricted cash included in other assets	1,453	1,467	3,889	3,727
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$213,613	$333,111	$529,902	$391,975

Amounts included in restricted cash as of March 31, 2024 and December 31, 2023 primarily relate to guarantees in the form of a standby letter of credit as security for a long-term real estate lease. Refer to Note 16 for further information. Amounts included in restricted cash as of March 31, 2023 and December 31, 2022 primarily relate to $3,435 deposited into an escrow account relating to the initial investment in the National Additive Manufacturing Innovation ("NAMI") joint venture. Refer to Note 6 for further information. The remaining amounts in restricted cash in all periods presented relate to collateral for letters of credit and bank guarantees.

(b)     Inventory is transferred to property and equipment at cost when we require additional machines for training or demonstration or for placement into on demand manufacturing services locations.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Common Stock
(in thousands, except par value)	Shares	Par Value $0.001	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
December 31, 2023	133,619	$134	$1,577,519	$(1,106,650)	$(44,250)	$426,753
Shares issued, vested & expired under equity incentive plans	534	—	—	—	—	—
Shares withheld related to net-share settlement of equity awards	(350)	—	(1,710)	—	—	(1,710)
Stock-based compensation expense	—	—	6,591	—	—	6,591
Net loss attributable to 3D Systems Corp.	—	—	—	(16,001)	—	(16,001)
Pension plan adjustment	—	—	—	—	(7)	(7)
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(75)	—	—	(75)
Foreign currency translation adjustment	—	—	—	—	(7,186)	(7,186)
March 31, 2024	133,803	$134	$1,582,325	$(1,122,651)	$(51,443)	$408,365

December 31, 2022	131,207	$131	$1,547,597	$(743,962)	$(53,822)	$749,944
Shares issued, vested & expired under equity incentive plans	165	—	—	—	—	—
Shares withheld related to net-share settlement of equity awards	(208)	—	(2,115)	—	—	(2,115)
Stock-based compensation expense	—	—	7,644	—	—	7,644
Net loss attributable to 3D Systems Corp.	—	—	—	(29,421)	—	(29,421)
Unrealized gain on short-term investments	—	—	—	—	309	309
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(88)	—	—	(88)
Foreign currency translation adjustment	—	—	—	—	3,413	3,413
March 31, 2023	131,164	$131	$1,553,038	$(773,383)	$(50,100)	$729,686

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

A non-controlling interest in a subsidiary reflects an ownership interest in a majority-owned subsidiary that is not attributable to the Company. For the periods presented, the Company's financial statements include a redeemable non-controlling interest, which has been reported in temporary equity on the Company's condensed consolidated balance sheets. The net loss attributable to this redeemable non-controlling interest is presented as an adjustment to the Company's consolidated net loss to arrive at net loss attributable to 3D Systems Corporation in the consolidated statements of operations and consolidated statements of comprehensive loss. Furthermore, adjustments to record this redeemable non-controlling interest at its redemption value are recorded to additional paid-in capital, and the excess redemption value is recognized as a reduction to net income, or increase to net loss, attributable to 3D Systems’ shareholders for purposes of reporting earnings or loss per share. See Note 10 for additional details regarding the circumstances under which this non-controlling interest will become redeemable, as well as a summary of the activity related to the redeemable non-controlling interest balances reported during the periods presented.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The Company believes that the disclosures included in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.

Our annual reporting period is the calendar year. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. All dollar amounts and other amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

Summary of Significant Accounting Policies

The significant accounting policies described in the 2023 Form 10-K remain unchanged.

(2) Acquisitions

Wematter

On July 1, 2023, the Company completed the acquisition of Wematter AB (“Wematter”), a Swedish 3D printer manufacturer that will broaden 3D Systems’ Selective Laser Sintering (SLS) portfolio. The acquisition resulted in the Company acquiring 100% of the outstanding voting interest of Wematter. Consideration for this acquisition consisted of approximately $10,224 in cash, subject to customary post-closing adjustments. The Company also may be required to pay an additional €2,000 in cash, contingent upon the achievement of certain post-closing performance conditions and the continued employment of certain key Wematter employees for two years after the closing date of the acquisition. This €2,000 is required to be recognized as compensation expense over the key employees required service period if deemed probable of being earned. As of March 31, 2024, management does not believe that achievement of the post-closing performance conditions is probable.

In a separate transaction occurring prior to the acquisition of Wematter, the Company had extended a loan to Wematter. We determined that this loan, representing a preexisting contractual relationship, was effectively settled upon the close of the acquisition of Wematter. No gain or loss was recognized in connection with the effective settlement, as the carrying value of the loan was not materially different from the pricing of similar current market transactions. The effective settlement of this loan receivable resulted in an increase of $942 to the consideration transferred in connection with this transaction (i.e., above the

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

cash consideration paid) and a corresponding increase to goodwill.

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

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) Revenue

Revenue is recognized when control of the promised products or services is transferred to customers. A majority of our revenue is recognized at the point in time when products are shipped or delivered and the point in time when services are delivered to customers. However, when we have entered into collaboration agreements with customers, we have typically been required to recognize revenue over time.

Performance Obligations

At March 31, 2024, we had $108,170 of unrecognized revenue comprised of deferred revenue, cancellable and non-cancellable customer order backlog, and customer deposits. This $108,170 excludes variable consideration totaling $46,000 which will not be included in contract transaction price for purposes of revenue recognition until management is able to conclude that it is probable that the inclusion of such amounts will not result in a subsequent significant reversal of the cumulative amount of revenue recognized. We expect to recognize approximately 95.3% of the $47,405 of the deferred revenue and customer deposits as revenue within the next twelve months, an additional 3.8% by the end of 2025 and the remaining balance thereafter.

Collaboration and Licensing Agreements

We enter into collaboration and licensing agreements with third parties. The nature of the activities to be performed and the consideration exchanged under these agreements varies on a contract-by-contract basis. We evaluate these agreements to determine whether they meet the definition of a customer relationship for which revenue should be recorded. These contracts may contain multiple performance obligations and may contain fees for licensing, research and development services, contingent milestone payments upon the achievement of contractual developmental criteria and/or royalty fees based on the licensees’ product revenue. We determine the revenue to be recognized for these agreements based on an evaluation of the distinct performance obligations; the identification and evaluation of material rights; the estimation of the amount of variable consideration to be included in transaction price, as well as the timing for inclusion of such variable consideration; and the amount of transaction price assigned to and the pattern of transfer of control for each distinct performance obligation. This typically results in the recognition of revenue over time using a cost-to-cost percentage of completion model to measure the progress of the transfer of control. The Company recognized $2,021 and $4,740 in revenue related to collaboration arrangements with customers for the three months ended March 31, 2024 and 2023, respectively.

Contract Balances

Accounts receivable, contract asset and contract liability balances as of March 31, 2024, and December 31, 2023 were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Accounts receivable, net of reserves	$102,792	$101,497
Contract assets(1)	16,244	12,147
Contract liabilities(2)	47,405	40,075
(1) Includes amounts reported in Prepaid expenses and other current assets and Other assets on the balance sheet, inclusive of $6,075 and $5,422 as of March 31, 2024 and December 31, 2023, respectively, that is related to a long-term contract and is billable upon attainment of milestones.

(2) Includes both current and long-term portions of deferred revenue. The long-term portion of deferred revenue is reported in other liabilities on our condensed consolidated balance sheets.

During the three months ended March 31, 2024, we recognized revenue of $15,814 related to our contract liabilities at December 31, 2023.

Revenue Concentrations

For the three months ended March 31, 2024 and 2023, one customer accounted for approximately 16.3% and 13.5% of our consolidated revenue, respectively. We expect to maintain our relationship with this customer.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue by geographic region for the three months ended March 31, 2024 and 2023, which is determined based upon the geographic region in which a sale originates, was as follows:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Americas	$60,606	$68,649
EMEA	33,900	42,810
APAC	8,399	9,777
Total	$102,905	$121,236
United States (included in Americas above)	$59,892	$67,783
Germany (included in EMEA above)	$14,242	$23,462

(4) Inventories

Components of inventories at March 31, 2024 and December 31, 2023 are summarized as follows:

(in thousands)	March 31, 2024	December 31, 2023
Raw materials	$51,989	$59,658
Work in process	4,012	4,708
Finished goods and parts	89,627	87,822
Total inventories	$145,628	$152,188

The inventory reserve was $18,271 and $16,156 as of March 31, 2024 and December 31, 2023, respectively.

(5) Goodwill and Intangible Assets

Goodwill:

All goodwill reported at March 31, 2024 and December 31, 2023 is allocated to our Healthcare Solutions reportable segment. The change in the goodwill balance between December 31, 2023 and March 31, 2024 reflects the impact of changes in foreign exchange rates on the portion of our goodwill balance that is recorded in currencies other that the U.S. dollar in the financial statements of foreign subsidiaries.

Intangible Assets:

At March 31, 2024 and December 31, 2023, the Company's intangible assets, all of which have finite lives, were as follows:

	March 31, 2024			December 31, 2023
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$51,971	$(50,393)	$1,578	$54,565	$(52,796)	$1,769
Acquired technology	46,754	(14,041)	32,713	47,515	(13,268)	34,247
Trade names	26,493	(14,257)	12,236	26,938	(14,059)	12,879
Patent costs	19,537	(11,355)	8,182	19,579	(11,350)	8,229
Acquired patents	16,444	(14,820)	1,624	16,503	(14,822)	1,681
Other	9,686	(5,901)	3,785	13,711	(9,792)	3,919
Total intangible assets	$170,885	$(110,767)	$60,118	$178,811	$(116,087)	$62,724

Amortization expense related to intangible assets was $1,996 and $3,239 for the three months ended March 31, 2024 and 2023, respectively. Amortization expense for intangible assets is estimated to be $6,019 for the remainder of 2024, $8,017 in 2025, $7,990 in 2026, $7,119 in 2027 and $6,663 in 2028.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) Investments and Note Receivable

The Company holds various investments in equity and debt instruments that are included in other assets on our condensed consolidated balance sheets. The following table summarizes our investment balances as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Equity investments under the equity method of accounting	$5,000	$5,247
Equity investments without readily determinable fair values	20,847	20,847
Other	200	200
Total equity investments	$26,047	$26,294

Long-term note receivable(1)	$540	$535
Total notes receivable	$540	$535

(1) Includes interest amounts that have been accrued on, recorded to and reported as part of the notes receivable balances.

Equity Investments under the Equity Method of Accounting

National Additive Manufacturing Innovation ("NAMI") Joint Venture

In February 2023, we became a shareholder in a joint venture formed with the Saudi Arabian Industrial Investments Company ("Dussur") for purposes of expanding the use of additive manufacturing within the Kingdom of Saudi Arabia and surrounding geographies, including the Middle East and North Africa. During April 2023, we deposited our initial investment commitment of approximately $6,500 into a bank account of the joint venture for use in its operations. Additional future investments in the joint venture are contingent upon the achievement of certain milestones or separate agreement by the parties to the joint venture to invest additional capital. As of both March 31, 2024 and December 31, 2023, the Company owned 49% of the joint venture's common stock. The impact of this investment on the Company’s future financial condition and cash flows is expected to be limited to the cash outflow(s) related to any future contingent investments, if required.

The Company accounts for the joint venture under the equity method of accounting, which requires the Company to recognize its proportionate share of the joint venture's reported net income or loss. For the three months ended March 31, 2024, the Company has reported a loss on equity method investment in its consolidated statement of operations. No income or loss on equity method investment is reported in the consolidated statement of operations for the three months ended March 31, 2023, as the Company recognizes its proportionate share of the joint venture's reported net income or loss on a one quarter lag.

The Company's reported revenue and cost of sales for three months ended March 31, 2024 included related party revenue and associated related party cost of sales of $263 and $86, respectively, attributable to sales to NAMI. The Company's reported revenue and cost of sales for the three months ended March 31, 2023 included related party revenue and associated related party cost of sales of $301 and $193, respectively, attributable to sales to NAMI. As of March 31, 2024 and December 31, 2023, the outstanding related party receivable balances attributable to our sales to NAMI were $205 and $1,092, respectively.

Equity Investments without Readily Determinable Fair Values

Enhatch

Included within the amounts reported for equity investments without readily determinable fair values as of March 31, 2024 and December 31, 2023 is the Company's investment in Enhatch Inc. ("Enhatch"), the developer of the Intelligent Surgery Ecosystem, for which the Company has previously recognized an impairment charge. In March 2022, the Company made a $10,000 investment in Enhatch and received convertible preferred shares, warrants to purchase additional shares of Enhatch, and the right to purchase in the future (the “call option”) the remaining shares of Enhatch that 3D Systems does not own if certain revenue targets are achieved. The Company's investment in Enhatch's convertible preferred shares and the call option, which have been accounted for together as a single unit of account and represent an equity investment without a readily determinable fair value, was recorded at $9,670 as of the original investment date, with the remaining value assigned to the Enhatch warrants.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2024 and December 31, 2023, the reported carrying value of the Company's convertible preferred stock investment in Enhatch (i.e., inclusive of the call option) is $6,900, which is recorded in other assets on our consolidated balance sheets. This adjusted carrying value reflects the impact of a $2,770 impairment charge that was recorded during the year ended December 31, 2022.

During the three months ended March 31, 2024 and 2023, the Company made purchases from Enhatch of $153 and $14, respectively. As of March 31, 2024 and December 31, 2023, the outstanding related party payable balances attributable to our purchases from Enhatch were $35 and $26, respectively.

Variable Interest Entities (VIEs)

We concluded that two of our investments are VIEs. These investments are not consolidated because we concluded that the Company is not the primary beneficiary. As of March 31, 2024, our maximum exposure to losses associated with the VIEs is limited to the $13,000 carrying value of our investments in the VIEs, which is included in other assets on our condensed consolidated balance sheet. We have no other investments in unconsolidated entities that have been determined to be VIEs.

(7) Leases

We have various lease agreements for our facilities, equipment and vehicles with remaining lease terms ranging from one to fourteen years. As of March 31, 2024 and December 31, 2023, short term finance lease obligations of $1,359 and $1,770 are included in accrued and other liabilities on the condensed consolidated balance sheet and long term finance lease obligations of $11,308 and $11,458 are included in other long term liabilities on the condensed consolidated balance sheet.

(8) Accrued and Other Liabilities

Accrued and other liabilities at March 31, 2024 and December 31, 2023 are summarized as follows:

(in thousands)	March 31, 2024	December 31, 2023
Compensation and benefits	$18,599	$13,196
Accrued taxes	8,312	10,373
Accrued product warranty liability	1,218	2,106
Other accrued liabilities	22,199	23,785
Total	$50,328	$49,460

Changes in our accrued product warranty liability balance during the three months ended March 31, 2024 and 2023 are summarized below:

(in thousands)	March 31, 2024	March 31, 2023
Balance at beginning of period	$2,106	$3,677
Settlements made	(1,353)	(561)
Accruals for warranties issued	465	(304)
Balance at the end of period	$1,218	$2,812

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Borrowings

Convertible Notes

The Company previously issued 0% Convertible Senior Notes due November 15, 2026 ("the Notes"), pursuant to an Indenture dated November 16, 2021 (the “Indenture”) between the Company and The Bank of New York Mellon, N.A., as trustee. The related principal, unamortized deferred issuance costs and carrying values as of March 31, 2024 and December 31, 2023 were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Principal(1)	$214,378	$324,870
Unamortized deferred issuance costs	(3,324)	(5,514)
Carrying value	$211,054	$319,356

(1) The Notes have an initial conversion rate of 27.8364 shares of common stock per $1 principal amount of Notes (which is subject to adjustment in certain circumstances). This is equivalent to an initial conversion price of approximately $35.92 per share. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the Indenture.

The Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes; rank equal in right of payment to any of the Company’s future unsecured indebtedness that is not so subordinated; are effectively subordinated in right of payment to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of current or future subsidiaries of the Company. The annual effective interest rate of the Notes is 0.594% when including purchasers' discounts and commissions and offering expenses incurred by the Company. The Notes do not bear regular interest, and the principal amount of the Notes will not accrete. The Notes will mature on November 15, 2026, unless earlier redeemed, repurchased or converted in accordance with their terms.

The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 15, 2026, only under the following circumstances: (1) during any future calendar quarter (and only during such quarter), if the last reported sale price of the Company’s common stock, par value $0.001 per share (the “Common Stock”), is equal to or greater than 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Common Stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (4) upon the occurrence of specified corporate events, including a Fundamental Change (as defined in the Indenture), or distributions of the Common Stock. On or after August 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time, at the option of the holder, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Notes being converted. Holders of the Notes have the right to require the Company to repurchase for cash all or a portion of their Notes at 100% of their principal amount, plus any accrued and unpaid special interest, upon the occurrence of a Fundamental Change. The Company is also required to increase the conversion rate for holders who convert their Notes in connection with a Fundamental Change or convert their Notes that are called for redemption, as the case may be, prior to the maturity date. As of March 31, 2024, none of the circumstances that would permit the holders of the Notes to exercise their conversion option had occurred.

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

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Indenture contains covenants, events of default and other provisions which are customary for offerings of convertible notes. As of March 31, 2024, we were in compliance with all covenants of the Indenture. Subsequent to March 31, 2024, the Company has become non-compliant with certain terms of the Indenture. Refer to Note 19 for additional details.

The Company incurred $434 and $669 of debt issuance cost accretion for the three months ended March 31, 2024 and 2023, respectively. In addition, in connection with the repurchase of a portion of the Notes in March 2024 (as further discussed below), the Company wrote off $1,756 of debt issuance costs during the three months ended March 31, 2024. Debt issuance cost accretion of $945, $1,260, and $1,119 is expected to be incurred in the remaining nine months of 2024 and the years ended December 31, 2025 and 2026, respectively.

Debt Extinguishment

In March 2024, the Company repurchased $110,492 of the Notes for $87,218, including transaction expenses. The repurchased Notes were retired upon receipt, and the retirement of the debt obligations was accounted for as an extinguishment of debt. The repurchase of the Notes at a discount resulted in the recognition of a gain of $21,518, after transaction expenses and the write-off of related debt issuance costs, which is reported in other income, net on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2024.

At March 31, 2024, the estimated fair value of the Notes is $167,253. This is based on the quoted market price where the volume of activity is limited and not active and, thus, this is deemed a Level 2 fair value measurement.

(10) Redeemable Non-Controlling Interest

For each of the periods presented in our condensed consolidated financial statements, the Company holds a 93.75% controlling interest in a consolidated foreign subsidiary that was acquired on April 1, 2022. The remaining 6.25% non-controlling interest in this foreign subsidiary is subject to redemption at a future date upon either (1) the exercise of a put option by the holder of the underlying shares or a call option by the Company, each of which is subject to the subsidiary achieving certain specified conditions, or (2) the passage of time subsequent to the date on which this subsidiary was acquired.

The put and call rights related to 50% of the common shares underlying this redeemable non-controlling interest ("RNCI") can be exercised upon the achievement of an initial revenue and gross profit target, while the put and call rights related to the remaining 50% of the common shares underlying the RNCI can be exercised upon the achievement of a second revenue and gross profit target. The exercise prices at which the shares underlying the RNCI can be put by their holders or called by the Company are determined based upon whether the consolidated foreign subsidiary achieves either or both of the predetermined revenue and gross profit targets. If either (1) one or both sets of revenue and gross margin targets are not achieved by the consolidated foreign subsidiary within specified time periods or (2) neither the put or call options are exercised within specified time periods despite the achievement of one or both sets of targets, the exercise price for the put and call options will be set at a floor strike price for periods thereafter. Up to 50% of the exercise price can be paid in Company common stock at the election of 3D Systems.

Changes to the Company's reported RNCI balance during the three months ended March 31, 2024 and 2023 are summarized below:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$2,006	$1,760
Net loss	(100)	(108)
Redemption value in excess of carrying value	75	(88)
Translation adjustments	(15)	198
Balance at end of period	$1,966	$1,762

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) Stock-Based Compensation

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

Systemic Bio Phantom Unit Plan

During the year ended December 31, 2023, we began granting phantom unit awards ("Phantom Units") under a new compensation plan designed for employees and non-employees performing services for Systemic Bio, a wholly-owned subsidiary of 3D Systems Corporation. All awards granted under the plan are subsidiary-level awards. During the three months ended March 31, 2024, we granted 88 Phantom Units under the Systemic Bio Phantom Unit Plan and recognized $67 of expense related to all granted awards. No compensation expense was recognized for the three months ended March 31, 2023, as no Phantom Units had been issued as of such date.

Other Compensation Arrangements that Include Share Settlement

Regenerative Medicine Earnout Payments and Performance-Based Stock Units

Volumetric Acquisition Earnout Payments

On December 1, 2021, the Company acquired Volumetric Biotechnologies, Inc. (“Volumetric”). Pursuant to the terms of the related acquisition agreement, the Company was potentially subject to aggregate earnout payments of up to $355,000 (i.e., incremental to the previously paid acquisition purchase price). These earnout payments would be triggered by (1) the achievement of seven discrete non-financial milestones, each of which required attainment prior to either December 31, 2030 or December 31, 2035, and (2) the continued employment of certain key individuals from Volumetric. Each potential milestone-based payment was deemed to be compensation expense that the Company would recognize ratably from the point in time when a milestone was deemed probable of achievement through the estimated time of achievement. Each milestone payment, if earned, would be expected to be settled approximately half in cash and half in shares of the Company’s Common Stock and, accordingly, expense recognized for the portion of this earnout that is expected to be settled with the Company’s Common Stock would be reflected in the disclosure of stock-based compensation included herein, if and when accrued.

In February 2024, the Company informed the former owners of Volumetric, to whom the acquisition-related earnout payments of up to $355,000 could have potentially become payable, that four of the seven milestone-related earnout payments, each of which was related to kidney and liver research, were terminated. These four milestone-based earnout payments were terminated in accordance with the terms of the Volumetric merger agreement, based upon a determination that achievement was no longer financially viable due to the loss of the funding required from the Company's key strategic partner for the related research and development efforts. Upon termination of the four milestone-based earnout payments, the Company's maximum liability for earnout payments attributable to the 2021 acquisition of Volumetric was reduced to $175,000, which would be payable if (1) each of the three remaining non-financial, science-based milestones is achieved within the timeframes set forth in the Volumetric acquisition agreement and (2) the certain key individuals from Volumetric continue to be employed. Refer to Note 19 for details regarding the resignation of the certain key individuals from Volumetric subsequent to March 31, 2024, the resulting cancellation of the remaining three milestone-based earnout payments subsequent to March 31, 2024, and all related actions occurring thereafter.

Regenerative Medicine Performance-Based Stock Units

The Company has granted certain performance-based stock units (“PSUs” or "the RegMed Awards") with vesting terms that are based upon four individually-measured, science-based (i.e., non-financial) milestones to other employees who work on advancements in regenerative medicine related to lungs and tissue organs. The compensation expense associated with each individual milestone attributable to a RegMed Award is required to be recognized over the period commencing on the date that the respective milestone is deemed probable of being met through the anticipated date of achievement.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Earnout and PSU Compensation Expense

During the three months ended March 31, 2023, the Company recognized $2,267 of compensation expense based upon the assumed achievement of (1) one of the Volumetric milestones for which the potential earnout payment due to the sellers would be $65,000 and (2) one RegMed Award milestone for which the aggregate grant date fair value of the outstanding and unvested awards was $4,679. During the three months ended September 30, 2023, the Company decided to reduce its budgeted funding for the research and development related to the respective Volumetric earnout and RegMed Award milestones, which resulted in (A) the Company concluding that it was no longer probable that these milestones would be achieved by the end of the term of the Volumetric earnout arrangement or prior to the expiration of the RegMed Awards and (B) the reversal of all previously recognized Volumetric earnout and RegMed Award compensation expense. As a result, the liability recognized related to these awards was $0 as of December 31, 2023. As of March 31, 2024, none of the remaining three Volumetric milestones or the four RegMed Award milestones were deemed probable of being achieved. Accordingly, the Company recognized $0 of compensation expense related to the Volumetric earnout and RegMed Awards during the three months ended March 31, 2024, and no liability related to the Volumetric earnout was recognized on our balance sheets as of March 31, 2024 and December 31, 2023.

dp polar Earnout

In connection with the Company's October 4, 2022 acquisition of dp polar GmbH ("dp polar"), the Company may be required to pay $2,229 incremental to the acquisition purchase price and contingent upon certain service conditions of a key individual from dp polar through December 31, 2024, which amount will be settled via the issuance of 250 shares of the Company’s Common Stock. The Company includes the compensation expense related to this arrangement within stock-based compensation reported herein. Refer to Note 19 for additional changes to the grant subsequent March 31, 2024.

Stock-Based Compensation Activity and Expense

During the three months ended March 31, 2024, the Company granted 60 shares of restricted stock which had a weighted-average grant date fair value of $5.75 per share. The restricted stock awards generally vest ratably over three years.

The following table shows the stock-based compensation expense recognized during the three months ended March 31, 2024 and 2023:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Stock-based compensation expense	$8,252	$10,292

Included in stock-based compensation expense recognized for the three months ended March 31, 2024 and 2023 are $1,594 and $658, respectively, of accrued expense pertaining to annual incentive compensation for which settlement would ultimately occur using shares of the Company’s Common Stock. Also included in stock-based compensation expense for the three months ended March 31, 2024 and 2023 are $0 and $2,267, respectively, which relate to the RegMed Awards and the portion of the recognized Volumetric earnout expense expected to be settled using the Company’s Common Stock. Finally, stock-based compensation expense for the three months ended March 31, 2024 and 2023 includes $243 and $274, respectively, of expense related to the dp polar earnout arrangement that is required to be settled in shares of the Company's Common Stock.

As of March 31, 2024, there was $34,001 of unrecognized stock-based compensation expense related to all unvested share-based payment awards that the Company expects to recognize over a weighted-average period of 1.8 years.

(12) Income Taxes

We maintain the exception under ASC 740-270-30-36(b), “Accounting for Income Taxes,” for jurisdictions that do not have reliable estimates of ordinary income. Accordingly, we have used a year-to-date methodology in determining the effective tax rate for the three months ended March 31, 2024 and 2023.

For the three months ended March 31, 2024, the Company’s effective tax rate was (9.5)%. For the three months ended March 31, 2023, the Company’s effective tax rate was 0.0%. The differences between the U.S. statutory tax rate and the effective tax rates for the three months ended March 31, 2024 and 2023 are primarily driven by the recognition of a full deferred tax asset valuation allowance in various jurisdictions.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to 3D Systems’ Common Stock stockholders by the weighted average number of shares of Common Stock outstanding during the applicable period. Diluted loss per share incorporates the additional shares issuable upon the assumed exercise of stock options, the vesting of restricted stock and RSUs, and the assumed conversion of debt, except in such case when (1) the inclusion of such shares or potential shares would be anti-dilutive or (2) when the vesting of restricted stock or RSUs is contingent upon one or more performance conditions that have not been met as of the balance sheet date.

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2024	March 31, 2023
Numerator for basic and diluted net loss per share:
Net loss attributable to 3D Systems Corporation	$(16,001)	$(29,421)
Redeemable non-controlling interest redemption value in excess of carrying value	(75)	(88)
Net loss attributable to common stock shareholders	$(16,076)	$(29,509)
Denominator for net loss per share:
Weighted average shares outstanding – basic and diluted(1)	130,820	129,158

Net loss per share – basic and diluted	$(0.12)	$(0.23)

(1) Equity awards are deemed anti-dilutive for the three months ended March 31, 2024 and 2023 because we reported a net loss for these periods.

The following table presents the potentially dilutive shares that have been excluded from the computation of diluted net loss per share attributable to Common Stock stockholders because their effect is considered anti-dilutive for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Restricted stock and restricted stock units	5,006	4,177
Stock options	420	420
Total	5,426	4,597

For the three months ended March 31, 2024, the table above excludes the following: (1) an estimate of 166 shares that are contingently issuable under the dp polar earnout arrangement and (2) an estimate of 324 shares for the payment of accrued incentive compensation that is expected to be settled in shares (Refer to Note 11). This share estimate is based on the liabilities recorded at March 31, 2024 for the fiscal year 2024 incentive compensation arrangement, divided by the Company's year-to-date average share price of $4.92 per share. As of March 31, 2024, there are no contingently issuable shares related to the Volumetric earnout arrangement discussed in Note 11.

For the three months ended March 31, 2023, the table above excludes the following: (1) an estimate of 1,041 shares contingently issuable upon the achievement of certain milestones in the Volumetric earnout arrangement discussed in Note 11 and (2) an estimate of 466 shares for the payment of accrued incentive compensation that is expected to be settled in shares. These share estimates are based on the aggregate liabilities recorded at March 31, 2023 for the Volumetric earnout arrangement, the fiscal year 2022 and fiscal year 2023 incentive compensation arrangements, and the dp polar earnout arrangement, divided by the Company's year-to-date average share price of $10.19 per share. The table above also excludes an estimate of 53 shares that are contingently issuable under the dp polar earnout arrangement discussed in Note 11.

The Company previously issued 0% Convertible Senior Notes due November 15, 2026, as discussed in Note 9. The Notes’ impact to diluted weighted average shares outstanding is required to be calculated using the if-converted method as prescribed in ASC 260. The Notes will increase the diluted weighted average shares outstanding when the average share price over a quarterly or annual reporting period is greater than $35.92 per share, the conversion price of the Notes. For the three months ended March 31, 2024 and 2023, the Notes were anti-dilutive on a stand-alone basis because the average share price during these periods did not exceed the conversion price, and because we reported a net loss for each of the respective periods.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive loss by component are as follows:

	Three Months Ended March 31, 2024
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Unrealized loss on short-term investments	Total
Balance at December 31, 2023	$(44,564)	$314	$—	$(44,250)
Other comprehensive income (loss)	(7,186)	(7)	—	(7,193)
Balance at March 31, 2024	$(51,750)	$307	$—	$(51,443)

	Three Months Ended March 31, 2023
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Unrealized loss on short-term investments	Total
Balance at December 31, 2022	$(54,194)	$700	$(328)	$(53,822)
Other comprehensive income (loss)	3,413	12	108	3,533
Amounts reclassified from accumulated other comprehensive income (loss) (a)	—	(12)	201	189
Balance at March 31, 2023	$(50,781)	$700	$(19)	$(50,100)
(a) Amount reclassified into interest and other income (expense), net on the statement of operations.

The amounts presented in the table above are net of income taxes.

(15) Segment Information

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

The following table sets forth our operating results by segment for the three months ended March 31, 2024 and 2023:

	Revenue		Adjusted EBITDA
(in thousands)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Healthcare Solutions	$45,413	$48,725	$3,720	$5,065
Industrial Solutions	57,492	72,511	2,082	6,902
Total Reportable segments	$102,905	$121,236	$5,802	$11,967

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a reconciliation of our reportable segment Adjusted EBITDA to our reported Net loss attributable to 3D Systems Corporation for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Total segment adjusted EBITDA	$5,802	$11,967
Less items to reconcile Segment Adjusted EBITDA to net loss attributable to 3D Systems:
Corporate expense not allocated to segments	(25,862)	(22,061)
Interest income (expense), net	2,084	3,805
Provision for income taxes	(1,371)	(8)
Depreciation expense	(4,960)	(5,312)
Amortization expense	(2,313)	(3,239)
Stock-based compensation expense	(8,185)	(10,292)
Acquisition and divestiture-related expense	(53)	(2,677)
Legal and other related costs	(4,240)	(79)
Restructuring expense	(51)	(1,703)
Net loss attributable to redeemable non-controlling interest	100	108
Loss on equity method investments, net of tax	(247)	—
Gain on repurchase of debt	21,518	—
Other non-operating income (expense)	1,777	70
Net loss attributable to 3D Systems Corporation	$(16,001)	$(29,421)

The following table summarizes long-lived assets by geographic region as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
United States	$91,878	$94,734
Belgium	19,549	21,524
Other foreign entities	17,197	18,783
Total	$128,624	$135,041

(16) Commitments and Contingencies

The Company has certain purchase commitments under agreements with remaining terms in excess of one year, primarily related to printer assemblies, inventory, capital expenditures, and software licenses. As of March 31, 2024, such purchase commitments totaled $20,946, with approximately $10,517 of the purchase obligations expected to come due within the next twelve months.

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

To the extent permitted under Delaware law, we indemnify our directors and officers for certain events or occurrences while the director or officer is, or was, serving at our request in such capacity, subject to limited exceptions. The maximum potential amount of future payments that we could be required to make under these indemnification obligations is unlimited; however, we have directors and officers insurance coverage that may enable us to recover future amounts paid, subject to a deductible and the policy limits. There is no assurance that the policy limits will be sufficient to cover all damages, if any.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Commitments

Government Settlement

As previously disclosed, beginning in October 2017, the Company undertook an internal investigation relating to possible violations of U.S. export control laws, including the International Traffic in Arms Regulations administered by the Directorate of Defense Trade Controls of the Department of State (“DDTC”) and the Export Administration Regulations administered by the Bureau of Industry and Security of the Department of Commerce (“BIS”). In February 2023, the Company settled these matters with the U.S. Department of Justice (“DOJ”), DDTC and BIS. As a part of these settlement agreements, the Company agreed to pay $15,048 in civil monetary penalties to these agencies, with an additional $10,000 suspended penalty amount to be allocated to remedial compliance measures required by DDTC. The penalty amounts subject to payment were broken down as follows: DDTC, $10,000 (payable in three installments over a three-year period); BIS, $2,778; and DOJ, $2,270. During the three months ended March 31, 2024, we paid the second installment penalty of $3,500 in accordance with the DDTC settlement agreement. The original $10,000 suspended penalty has not been recognized as a liability, as it will be recognized as incurred for remedial compliance measures during the three-year term of the settlement agreement. The application of the Company’s spend on remedial compliance measures as a reduction to the original $10,000 suspended penalty must be approved by DDTC, which approval will be sought on an annual basis in accordance with the terms of the settlement agreement. In February 2024, the DDTC formally approved (1) the application of $2,294 of remedial compliance spend occurring during the year ended December 31, 2023 against the suspended penalty and (2) a reduction of the suspended penalty to $7,706. Any portion not expended for compliance measures at the end of the three-year term of the settlement agreement will be paid by the Company to DDTC.

We initially accrued liabilities related to the foregoing matters during the year ended December 31, 2022, which included recording the $10,000 DDTC civil monetary penalty at a discount using the risk-free interest rate in effect at the time of recognition, due to the multiple annual periods over which the amount would be paid. We have made payments in accordance with the settlement terms and, as of March 31, 2024, the remaining recorded liability related to the Government Settlement was $2,895, which is expected to be due by February 2025.

Letter of Credit

On June 2, 2023, we issued $1,161 of guarantees in the form of a standby letter of credit as security for a long-term real estate lease. The letter of credit has a maturity date of June 2025 and includes automatic one-year extensions, which are not to continue beyond July 1, 2033. We have not recorded any liability for this guarantee, as we believe that the likelihood of having to perform under the letter of credit is remote. In connection with this transaction, we pledged an equal amount of cash to the issuing bank of this letter of credit. The cash pledged is recorded as restricted cash and included in other assets on our consolidated balance sheets.

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

Derivative Actions

The Company has been named as a nominal defendant and certain of its current and former executive officers and directors have been named as defendants in derivative lawsuits pending in the United States District Court for the Eastern District of New York, the South Carolina Court of Common Pleas for the 16th Circuit, York County, and the Supreme Court of the State of New York, Kings County. The actions are styled Nguyen v. Joshi, et al., No. 21-cv-03389-NGG-TAM (E.D.N.Y.) (the “Nguyen Action”), Lesar v. Graves, et al., No. 2021CP4602308 (S.C., Ct. of Common Pleas for the 16th Judicial Cir., Cty. of York) (the “Lesar Action”), Scanlon v. Graves, et al., No. 2021CP4602312 (S.C., Ct. of Common Pleas for the 16th Judicial Cir., Cty. of York) (the “Scanlon Action”), Bohus v. Joshi, et al., No. 22-cv-2203-CBA-RML (E.D.N.Y.) (the “Bohus Action”), and Fernicola v. Clinton, et. al., No. 512613/2022 (N.Y., Kings County Supreme Court) (the “Fernicola Action”) (together, the "Derivative Actions"). The Complaints in the Nguyen and Bohus Actions, which were filed on June 15, 2021 and April 18, 2022, respectively, assert breach of fiduciary duty claims against all defendants and claims for contribution under the federal securities laws against certain of the defendants. The Complaints in the Lesar and Scanlon Actions, which were filed on July 26, 2021, assert breach of fiduciary duty and unjust enrichment claims against the defendants. The Complaint in the Fernicola Action was filed on May 2, 2022, and asserts claims for breach of fiduciary duty and waste of corporate assets against the director defendants. On August 27, 2021, the Nguyen Action was stayed until 30 days after the earlier of: (i) the close of discovery in the Securities Class Action, or (ii) the deadline for appealing a dismissal of the Securities Class Action with prejudice. On October 26, 2021, the Lesar Action and the Scanlon Action were consolidated into a single stockholder derivative action, styled as In Re 3D Systems Corp. Shareholder Derivative Litigation, No. 2021CP4602308 (S.C., Ct. of Common Pleas for the 16th Judicial Cir., Cty. Of York) (the “South Carolina Derivative Action”). On March 3, 2022, the South Carolina Derivative Action was stayed until 30 days after the earlier of: (i) the close of discovery in the Securities Class Action, or (ii) the deadline for appealing a dismissal of the Securities Class Action with prejudice. On June 16, 2022, the Bohus Action was consolidated with the Nguyen Action (the “E.D.N.Y. Derivative Action”). The E.D.N.Y. Derivative Action was stayed until 30 days after the earlier of: (i) the close of discovery in the Securities Class Action, or (ii) the deadline for appealing a dismissal of the Securities Class Action with prejudice. The deadline for appealing the dismissal of the Securities Class Action expired on February 5, 2024 and no appeals were filed. Accordingly, the discovery stays in the South Carolina and E.D.N.Y. Derivative Actions lifted on March 6, 2024. On February 13, 2024, the parties to the Derivative Actions reached an agreement in principle resolving the actions. On April 30, 2024, the parties executed a Stipulation of Settlement. The settlement is subject to both preliminary and final approval by the Court of Common Pleas for the 16th Judicial Circuit, State of South Carolina, County of York (the "South Carolina Court"). On May 14, 2024, Lead Plaintiffs' Counsel filed a motion seeking entry of an order preliminarily approving the settlement and establishing notice procedures. The South Carolina Court granted preliminary approval during a hearing held on July 11, 2024. The final approval hearing is scheduled to occur in the South Carolina Court on October 21, 2024.

The only monetary component of the Stipulation of Settlement is a $1,950 fee and expense award to counsel for plaintiffs in the Derivative Actions, all of which will be paid by insurance following final approval of the settlement by the Court.

SEC Investigation

On April 15, 2022, the Company was informed that the SEC is conducting a formal investigation of the Company related to, among other things, the allegations in the Securities Class Action. The Company has subsequently received subpoenas from the SEC for the production of documents and information related to its investigation as a follow-on to a previous voluntary request for documents. The Company is cooperating with the SEC in connection with its formal investigation.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Termination of Volumetric Milestones Related to Potential Earnout Payments

Following the acquisition of Volumetric in 2021, the Company could have been required to pay up to $355,000 of acquisition-related earnout payments to the former owners of Volumetric if the Company were to achieve seven non-financial, science-based milestones prior to either December 31, 2030 or December 31, 2035 (refer to Note 11). Due to the loss of funding from the Company's key strategic partner for kidney and liver research and development efforts, on February 24, 2024, the Company notified the former owners of Volumetric that it was terminating the four milestones that related to those kidney and liver research and development efforts, as achievement was no longer financially viable. As a result of the termination of these four milestones, the Company's maximum liability for acquisition-related earnout payments was reduced to $175,000, which would be payable if each of the three remaining non-financial, science-based milestones were achieved within the timeframes set forth in the Volumetric acquisition agreement. Refer to Note 19 for details regarding the resignation of certain key individuals from Volumetric, resulting in the cancellation of the remaining three milestone-based earnout payments subsequent to March 31, 2024.

On March 29, 2024, the former owners of Volumetric notified the Company that they were initiating dispute resolution under the provisions of the merger agreement in an effort to recover the $355,000. The parties did not reach a resolution in the 30-day negotiation period following this notice and entered into non-binding mediation in accordance with the terms of the merger agreement. Refer to Note 19 for additional details regarding the status of the non-binding mediation.

Other
In May 2024, the Company became aware of a litigation matter involving claims against a Brazilian subsidiary of the Company by a former contractor for breach of contract relating to allegedly unpaid commissions and compensation owed as a result of the termination of the contractor. The amount at issue in this matter is approximately $800. The Company believes that the claims are without merit and continues to defend itself vigorously.

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

(17) Fair Value Measurements

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

Cash equivalents are valued utilizing the market approach to measure fair value for financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value as of March 31, 2024 and December 31, 2023 because of the relatively short duration of these instruments.

Assets measured at fair value on a recurring basis as of March 31, 2024 include money market funds with a fair value of $138,074, which are included in cash and cash equivalents on the consolidated balance sheet, and for which Level 1 inputs are used to measure at fair value. We did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2024.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets measured at fair value on a recurring basis as of December 31, 2023 include money market funds with a fair value of $255,984, which are included in cash and cash equivalents on the consolidated balance sheet, and for which Level 1 inputs are used to measure at fair value.

(18) Restructuring and Exit Activity Costs

Restructuring Plan Objectives and Status of Execution

In 2023, the Company commenced a multi-faceted restructuring plan (the “2023 Restructuring Plan”) to improve operating efficiencies throughout the organization and drive long-term value creation. The key initiatives of the plan, some of which are ongoing, were announced throughout 2023 and have included:

•improving manufacturing efficiencies related to the Company’s European metal printer operations by (1) in-sourcing certain metal printer platforms into the Company’s Riom, France manufacturing facility and (2) co-locating the engineering and manufacturing of in-sourced metal printer products in order to improve cycle time from development to production;
•reducing headcount throughout all functions and areas of the organization;
•rationalizing the Company's geographic footprint through the exit of leased facilities; and
•reducing certain third-party costs.

As of March 31, 2024, the Company has substantially completed its in-sourcing activities. Actions taken to reduce headcount commenced during the year ended December 31, 2023, continued throughout the quarter ended March 31, 2024, and are expected to be substantially completed during the quarter ended June 30, 2024. Beginning during our fourth quarter ended December 31, 2023, and continuing throughout the quarter ended March 31, 2024, the Company (1) has been identifying and evaluating its opportunities to exit leased facilities, (2) has been both developing and starting to execute against its relocation plans, and (3) has begun to market facilities that have been successfully exited for sublease. The decision-making, planning and execution related to our planned facility exits will continue throughout 2024.

2023 Restructuring Plan Costs, Cash Settlements and Recognized Liabilities

Since inception of the 2023 Restructuring Plan, we have incurred $8,293 related to headcount reductions, inclusive of $51 which has been recognized in our consolidated statement of operations for the three months ended March 31, 2024. These charges relate to employee severance and termination benefit costs that are generally recognized when probable and estimable because they are typically being determined consistent with the Company’s past practices or statutory law. We currently expect aggregate costs related to our headcount reduction activities to be in the range of $9,000 to $10,000 when this initiative is completed.

We expect to incur additional cash expenditures related to our planned facility exits and relocation activities, which will be recognized as incurred. We also may incur non-cash impairment charges as a result of exiting leased facilities if the carrying values of the related right-of-use asset balances and other related asset balances (e.g., leasehold improvements) will not be fully recoverable through our efforts to sublease an exited facility. Since inception of our 2023 Restructuring Plan, our consolidated financial statements have not reflected material transactions or charges resulting from decisions to exit facilities because either (1) the Company has not ceased use of a facility that it plans to exit or (2) an individual facility (and any related assets, as applicable) do not yet qualify to be measured for impairment separate from the asset group to which it has historically belonged, which would generally occur when we have entered into a sublease.

The following table provides details regarding restructuring charges recorded and amounts that were settled with cash during the three months ended March 31, 2024, as well as our remaining accrued liability reported in our consolidated balance sheet as of March 31, 2024:

(in thousands)	Accrued liability as of December 31, 2023	Costs incurred during 2024	Amounts settled with cash	Accrued liability as of March 31, 2024
Severance, termination benefits and other employee costs	$3,933	$51	$1,147	$2,837

The severance, termination benefits and other employee costs that have been incurred during the three months ended March 31, 2024 are reflected in our consolidated statement of operations as follows:

(in thousands)	Three Months Ended March 31, 2024
Total cost of sales	$33
Selling, general and administrative	18
Total	$51

Similar charges were not incurred during the three months ended March 31, 2023, as our headcount reduction efforts had not yet commenced.

(19) Subsequent Events

Convertible Notes Compliance

The Company’s failure to file its 2023 Form 10-K and provide it to the trustee by April 1, 2024 represents a default under the terms of the Indenture. In addition, the Company's failure to file this Form 10-Q for the three months ended March 31, 2024 and provide it to the trustee by May 30, 2024 represents an incremental default under the terms of the Indenture. These defaults will not become an event of default under the terms of the Indenture if the Company files its 2023 Form 10-K and this Form 10-Q for the three months ended March 31, 2024 prior to the end of the cure period provided for by the Indenture, which cure period has not yet been initiated by the trustee or holders of the Notes. The Company has not incurred any special interest as a result of this default, nor have the Notes become subject to any other actions by the holders.

The Company filed its 2023 Form 10-K and notified the trustee of this filing on August 13, 2024, curing the first default referenced above. The filing of this Form 10-Q for the three months ended March 31, 2024 is expected to cure the remaining default referenced above once the Company has provided this filing to the trustee.

Termination of Volumetric Milestones Related to Potential Earnout Payments

On April 29, 2024, two key employees from Volumetric ("Volumetric Key Employees"), who were required to be employed at the time of achievement of each non-financial, science-based milestone outlined in the Volumetric acquisition agreement for each related acquisition earnout payment to become payable, resigned from their positions with the Company. As discussed in Note 11, four of the seven Volumetric milestone-based earnout payments were previously cancelled as achievement was no longer deemed financially viable. As a result of the resignation of the Volumetric Key Employees, all parties to which the remaining three milestone-based earnout payments totaling $175,000 were potentially payable were notified that such amount was no longer eligible to be earned. While the Volumetric Key Employees claim that their terminations were for good reason, which would preserve the rights to milestone-based earnout payments under the Volumetric merger agreement, the Company vigorously denies this claim. Presently, no lawsuit has been filed by the former owners of Volumetric to which milestone-based earnout payments were potentially payable, and there is no reasonable estimate or range of estimates of potential financial liability associated with this matter.

On July 8, 2024, the Company proposed a settlement of $1,500 with the former shareholders and key employees of Volumetric during mediation. The proposed settlement was accrued as expense during the three months ended March 31, 2024. On July 24, 2024, the former shareholders and key employees rejected the offer and proposed a counteroffer that the Company does not intend to accept. As of August 20, 2024, the mediation process between the parties remains ongoing.

Sale of Oqton Dental

During May 2024, the Company completed the sale of the portion of the Oqton MOS business that was focused on the dental market ("Oqton Dental") in exchange for a de minimis amount of cash, resulting in the transfer of a limited portion of Oqton MOS's personnel and a de minimis amount of fixed assets. The sale of Oqton Dental does not qualify as a discontinued operation as it does not represent a strategic shift that will have a major effect our overall business operations.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incremental Investment in NAMI

In May 2024, the Company made an incremental investment of $2,450 in NAMI, the Company's joint venture with Dussur. Refer to Note 6 for additional details regarding this equity method investment.

dp polar Earnout

In April 2024, due to a change in the key individual's employment arrangement, all service conditions of the dp polar Earnout were met based on the terms of the initial arrangement. All remaining cost related to the unvested shares was recognized and recorded in operating expense in the three months ended June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q (the “Financial Statements”). Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that may affect our future performance that are discussed in greater detail under the heading “Forward Looking Statements” below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).

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

Recent Developments and Updates Regarding Strategic Initiatives

Ongoing Fiscal Year 2023 Restructuring Plan

Restructuring Plan Objectives and Status of Execution

In 2023, the Company commenced a multi-faceted restructuring plan (the “2023 Restructuring Plan”) to improve operating efficiencies throughout the organization and drive long-term value creation. The key initiatives of the plan, some of which are ongoing, were announced throughout 2023 and have included:

•improving manufacturing efficiencies related to the Company’s European metal printer operations by (1) in-sourcing certain metal printer platforms into the Company’s Riom, France manufacturing facility and (2) co-locating the engineering and manufacturing of in-sourced metal printer products in order to improve cycle time from development to production;
•reducing headcount throughout all functions and areas of the organization;
•rationalizing the Company's geographic footprint through the exit of leased facilities; and
•reducing certain third-party costs.

As of March 31, 2024, the Company has substantially completed its in-sourcing activities. Actions taken to reduce headcount commenced during the year ended December 31, 2023 and continued throughout the quarter ended March 31, 2024. Beginning during our fourth quarter ended December 31, 2023, and continuing throughout the quarter ended March 31, 2024, the Company (1) has been identifying and evaluating its opportunities to exit leased facilities, (2) has been both developing and starting to execute against its relocation plans, and (3) has begun to market facilities that have been successfully exited for sublease. The decision-making, planning and execution related to our planned facility exits will continue throughout 2024.

2023 Restructuring Plan Costs, Cash Settlements and Recognized Liabilities

Since inception of the 2023 Restructuring Plan, we have incurred $8.3 million related to headcount reductions. These charges relate to employee severance and termination benefit costs that are generally recognized when probable and estimable because they are typically being determined consistent with the Company’s past practices or statutory law. We currently expect aggregate costs related to our headcount reduction activities to be in the range of $9.0 million to $10.0 million when this initiative is completed.

We expect to incur additional cash expenditures related to our planned facility exits and relocation activities, which will be recognized as incurred. We also may incur non-cash impairment charges as a result of exiting leased facilities, if the carrying values of the related right-of-use asset balances and other related asset balances (e.g., leasehold improvements) will not be fully recoverable through our efforts to sublease an exited facility. Since inception of our 2023 Restructuring Plan, our consolidated financial statements have not reflected material transactions or charges resulting from decisions to exit facilities because either (1) the Company has not ceased use of a facility that it plans to exit or (2) an individual facility (inclusive of any related assets, as applicable) does not yet qualify to be measured for impairment separate from the asset group to which it has historically belonged, which would generally occur when we have entered into a sublease.

We currently expect the execution of our restructuring plan, including the cash settlement of associated liabilities, to be substantially complete by December 31, 2024. Further, we expect our combined restructuring initiatives, inclusive of those that have commenced, to deliver aggregate annualized savings of between $45.0 million and $55.0 million upon completion of the restructuring plan.

Other Strategic Business Decisions and Cost Saving Initiatives

dp polar

During the year ended December 31, 2023, the Company ceased the development of the in-process research and development ("IPR&D") acquired in connection with our October 2022 acquisition of dp polar GmbH ("dp polar") and fully impaired the carrying value of the long-lived assets attributable to this asset group. To date, the primary impact of this decision has been the recognition of lower amortization expense attributable to intangible assets for the three months ended March 31, 2024.

Oqton

Throughout the three months ended March 31, 2024, the Company continued to evaluate strategic alternatives related to Oqton, Inc. ("Oqton") MOS, for which the Company previously disclosed, during the year ended December 31, 2023, that it is more likely than not the business would be sold or otherwise disposed of. In connection with the expectation to sell or otherwise dispose of Oqton MOS, management previously assessed whether the carrying value of this asset group’s long-lived assets was recoverable, resulting in a full impairment of the asset group's intangible assets during the year ended December 31, 2023. No incremental impairment charges were recognized with respect to the carrying values of the asset group's other assets during the three months ended March 31, 2024. As a result of the impairment of Oqton MOS’s intangible assets during the year ended December 31, 2023, the Company has recognized lower amortization expense attributable to intangible assets for the three months ended March 31, 2024.

During May 2024, the Company completed the sale of the portion of the Oqton MOS business that was focused on the dental market ("Oqton Dental") in exchange for a de minimis amount of cash, resulting in the transfer of a limited portion of Oqton MOS's personnel and a de minimis amount of fixed assets. The sale of Oqton Dental does not qualify as a discontinued operation as it does not represent a strategic shift that will have a major effect on our overall business operations; however, the transfer of personnel is expected to provide cost savings from the date of the disposal of Oqton Dental. The Company continues to evaluate strategic alternatives related to the remaining portion of Oqton MOS that the Company continues to hold.

Investing in Regenerative Medicine

Within our Healthcare Solutions segment, a portion of our business focuses on opportunities for additive manufacturing to be applied to regenerative medicine. To date, our efforts in the area of regenerative medicine have consisted primarily of pre-commercial bio-technology research and development (“R&D”) in the areas described below.

Our first area of focus is the use of additive manufacturing for human organ transplantation, with a long-term goal of helping patients with end-stage disease receive transplants that will enable them to enjoy long and active lives. This program combines our 3D printing expertise and capabilities in human tissue engineering with the regenerative medicine and biotechnology expertise of a key strategic partner. Through the start of 2024, our program focused on developing the capability to print organ scaffolds for human lungs, kidneys and livers. However, beginning in the first quarter of 2024, due to changes to our arrangement with and funding from our key strategic partner, the Company’s continuing organ program shifted its focus to developing the capability to print human lung scaffolds, for which the related R&D efforts will continue to be primarily funded by our key strategic partner. Refer to Note 11, Note 16, and Note 19 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q for additional information regarding the impact of the changes to this program during the first quarter of 2024.

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

Our third area of focus seeks to utilize our bio-printing capabilities to design and manufacture 3D-printed vascularized “organs-on-chips” for use in drug development by pharmaceutical industry customers through our wholly-owned biotech company, Systemic Bio. We believe that “organs-on-chips” can accelerate the drug development process and reduce the cost of pre-clinical drug testing, as well as reduce the pharmaceutical industry’s reliance on animal testing. Systemic Bio combines 3D Systems’ legacy expertise in high-resolution 3D printing with advanced capabilities in bioprinting and biomaterials to design and market 3D-printed, vascularized “organs-on-chips”. During the year ended December 31, 2023, Systemic Bio entered into its first commercial contracts with pharmaceutical industry customers.

Acquisition of Wematter (See Note 2 to the Condensed Consolidated Financial Statements for further details.)

On July 1, 2023, the Company completed the acquisition of Wematter AB (“Wematter”), a Swedish 3D printer manufacturer, for which post-acquisition results are included in our Industrial Solutions segment. The acquisition broadens 3D Systems’ Selective Laser Sintering (SLS) portfolio. Consideration for this acquisition consisted of approximately $10.2 million in cash, subject to customary post-closing adjustments. The Company also may be required to pay an additional €2.0 million in cash, contingent upon the achievement of certain post-closing performance conditions and the continued employment of certain key employees of Wematter for two years after the closing date of the acquisition. As of March 31, 2024, management does not believe that achievement of the post-closing performance conditions is probable.

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

In addition to changes in sales volumes, there are two other primary drivers of changes in revenue from one period to another: (1) the combined effect of changes in product mix and average selling prices and (2) the impact of fluctuations in foreign currencies. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the price and mix effects relate to changes in revenue that are not able to be specifically related to changes in unit volume or foreign exchange.

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

For further information regarding Adjusted EBITDA, see “Reconciliation of non-GAAP Measures” below.

Consolidated Financial Results for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended
(in thousands)	March 31, 2024		March 31, 2023
Revenue:
Products	$64,051		$84,388
Services	38,854		36,848
Total revenue	102,905		121,236
Cost of sales:
Products	39,587		49,880
Services	22,396		24,258
Total cost of sales	61,983		74,138
Gross profit	40,922		47,098
Operating expenses:
Selling, general and administrative	57,304		58,285
Research and development	23,480		22,209
Total operating expenses	80,784		80,494
Loss from operations	(39,862)		(33,396)
Interest and other income (expense), net:
Foreign exchange gain (loss), net	1,909		(372)
Interest income	2,798		4,546
Interest expense	(714)		(741)
Other (expense) income, net	21,386		442
Total non-operating income	25,379	25379000	3,875
Loss before income taxes	(14,483)		(29,521)
Provision for income taxes	(1,371)		(8)
Loss on equity method investment, net of income taxes	(247)		—
Net loss before redeemable non-controlling interest	(16,101)		(29,529)
Less: net loss attributable to redeemable non-controlling interest	(100)		(108)
Net loss attributable to 3D Systems Corporation	$(16,001)		$(29,421)

Other Financial Data:
Adjusted EBITDA	$(20,060)		$(10,094)

Consolidated Financial Results for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Consolidated revenue

The following table sets forth changes in our products and services revenue for the three months ended March 31, 2024 and 2023.

(Dollars in thousands)	Products		Services		Total
Revenue — three months ended March 31, 2023	$84,388	69.6%	$36,848	30.4%	$121,236	100.0%
Change in revenue:
Volume	(20,003)	(23.7)%	1,987	5.4%	(18,016)	(14.9)%
Price/mix	(299)	(0.4)%	1	—%	(298)	(0.2)%
Foreign currency translation	(35)	—%	18	—%	(17)	—%
Net change	(20,337)	(24.1)%	2,006	5.4%	(18,331)	(15.1)%
Revenue — three months ended March 31, 2024	$64,051	62.2%	$38,854	37.8%	$102,905	100.0%

Products revenue

For the three months ended March 31, 2024, products revenue decreased by $20.3 million, or 24.1%, as compared to the three months ended March 31, 2023, which is primarily attributable to lower sales volume. The $20.0 million, or 23.7%, decrease in products revenue due to lower sales volume includes a $25.2 million decrease in revenue that is primarily attributable to lower printers sales, partially offset by a $5.2 million increase in revenue attributable to a higher volume of materials sales. Printer sales volume decreased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to (1) a significant decline in printer sales to our key customer in the dental industry, to which we also expect limited printer sales for the remainder of 2024; (2) certain significant printer sales arrangements occurring during the three months ended March 31, 2023, whereas the Company did not benefit from similar arrangements during the three months ended March 31, 2024; and (3) the general impact of macroeconomic conditions on purchases of our printers due to the capital expenditure nature of such customer purchases. Due to the high price of certain of our 3D printers, our total products revenue has been materially impacted by these period-over-period changes in the concentration of printer orders and shipments.

In addition, products revenue decreased due to the loss of revenue attributable to our regenerative medicine kidney and liver R&D program, as well as a decrease in revenue attributable to our regenerative medicine lung R&D program for which there was lower activity during the quarter ended March 31, 2024. Refer to the discussion of "Investing in Regenerative Medicine" within the "Recent Developments and Updates Regarding Strategic Initiatives" section of this MD&A for additional details regarding the change to our organs R&D program that resulted in the loss of revenue attributable to kidney and liver research.

The decrease in products revenue attributable to the lower volume of printer sales and the decrease in activity performed under our organs R&D program was partially offset by the $5.2 million increase in revenue attributable to a higher volume of materials sales. This increase in volume was primarily driven by increased materials sales to our key customer in the dental industry, which returned to normalized levels during the three months ended March 31, 2024. During the three months ended March 31, 2023, we experienced significantly lower materials sales to this key customer due to the customer's higher inventory on hand during the period. Higher materials sales to our key customer in the dental industry were partially offset by lower materials sales elsewhere in our business, largely driven by higher on-hand inventory at certain customers.

Products revenue for the three months ended March 31, 2024 decreased $0.3 million due to changes in price/mix, which reflects an unfavorable impact of the increased sales of materials to our key customer in the dental industry at favorable pricing as compared to the prior year period, partially offset by the absence of certain larger printer sales arrangements and materials sales arrangements recognized during the three months ended March 31, 2023, for which pricing was discounted.

Services revenue

For the three months ended March 31, 2024, services revenue increased by $2.0 million, or 5.4%, as compared to the three months ended March 31, 2023. This increase was driven by increases in parts manufacturing revenue, an increase in parts and maintenance revenue related to the installed printer base at our key dental industry customer, and revenue generated from a significant services contract that had not been executed as of March 31, 2023.

Total revenue

For the three months ended March 31, 2024, revenue decreased by $18.3 million, or 15.1%, as compared to the three months ended March 31, 2023. This decrease was primarily driven by the $20.3 million decrease in our products revenue, which was only partially offset by a $2.0 million increase in our services revenue. Refer to the discussions of products revenue and services revenue above for additional details.

Consolidated gross profit

	Three Months Ended
	March 31, 2024		March 31, 2023		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$24,464	38.2%	34,508	40.9%	$(10,044)	(29.1)%	(2.7)	(6.6)%
Services	16,458	42.4%	12,590	34.2%	3,868	30.7%	8.2	24.0%
Total	$40,922	39.8%	$47,098	38.8%	$(6,176)	(13.1)%	1.0	2.6%

Consolidated gross profit and gross profit margin

Our consolidated gross profit for the three months ended March 31, 2024 decreased $6.2 million, or 13.1%, to $40.9 million, as compared to $47.1 million for the three months ended March 31, 2023. Our consolidated gross profit margin increased to 39.8% for the three months ended March 31, 2024, as compared to 38.8% for the three months ended March 31, 2023.

Our consolidated gross profit was negatively impacted by both (1) the significant decrease in revenue from products sales, which represents a significantly greater portion of our total revenue and contributes a significantly greater portion of our total gross profit than services revenue, and (2) the lower gross profit margin realized on our products revenue. However, our consolidated gross profit margin increased 100 basis points due to the significant increase in our services gross profit margin, as well as the increase in services revenue as a percentage of total revenue for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Refer to the discussions below for additional details regarding factors that have impacted products and services gross profit and gross profit margin.

Products gross profit and gross profit margin

For the three months ended March 31, 2024, gross profit from products sales decreased by $10.0 million, or 29.1%, as compared to the three months ended March 31, 2023. This decrease in gross profit from products sales is primarily due to the 24.1% decrease in products sales revenue. Further contributing to the decrease in products gross profit, as well as to the 270 basis point decrease in products gross profit margin, was a $2.8 million increase in expense attributable to the increase in our inventory reserve, as well as certain direct inventory write offs.

Services gross profit and gross profit margin

For the three months ended March 31, 2024, gross profit from services sales increased $3.9 million, or 30.7%, as compared to the three months ended March 31, 2023. The increase in services gross profit for the three months ended March 31, 2024, as well as the 820 basis point increase in services gross profit margin, is due to the $2.0 million increase in services revenue for the three months ended March 31, 2024, while services costs of sales decreased by $1.9 million for the period. Reductions in headcount related to our 2023 Restructuring Plan was the primary driver of the lower services costs of sales.

Consolidated selling, general and administrative expense

Selling, general and administrative ("SG&A") expense for the three months ended March 31, 2024 decreased $1.0 million, or 1.7%, to $57.3 million as compared to $58.3 million for the three months ended March 31, 2023. The primary drivers of the $1.0 million decrease in SG&A expense reported for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, are as follows:

Primary drivers (in thousands)	Increase / (Decrease)
Volumetric earnout	$(3,980)
Compensation and benefits	(1,239)
Amortization expense	(1,070)
Third-party service provider and consulting costs	5,672
Accrued contingency expense	1,500
Other	(1,864)
Total change	$(981)

Volumetric earnout expense decreased by $4.0 million for the three months ended March 31, 2024 as the Company is no longer accruing compensation expense related to a $65 million earnout payment that was potentially payable to the sellers of Volumetric pursuant to the terms of the Volumetric acquisition agreement; whereas, the Company was accruing compensation expense related to this potential earnout payment during the three months ended March 31, 2023. During the quarter ended September 30, 2023, the Company concluded that the non-financial, science-based milestone to which the potential earnout payment of $65 million related was no longer probable of being achieved due to a reduction in the budgeted funding for the related R&D efforts. Accordingly, all previously recognized compensation expense was reversed as of September 30, 2023, and the Company has ceased recognizing earnout compensation expense for all reporting periods occurring thereafter. Furthermore, during the quarter ended March 31, 2024, as well as subsequent thereto, events have occurred that have resulted in the Company notifying the sellers of Volumetric that they are no longer eligible to earn any of the milestone-based earnout payments outlined in the Volumetric acquisition agreement. Refer to the discussions in Note 11, Note 16, and Note 19 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q, for additional details regarding the events triggering, as well as the Company and third-party actions taken as a direct result of, the Company's issuance of notifications that the Volumetric earnout payments are no longer eligible to be earned.

Compensation and benefits expense decreased by $1.2 million for the three months ended March 31, 2024 primarily due to (1) lower severance expense incurred during the three months ended March 31, 2024 relative to severance expense recorded in connection with the execution of our 2023 Restructuring Plan during the three months ended March 31, 2023 and (2) lower ordinary salary, wages, and benefit costs due to headcount reductions that have occurred under our 2023 Restructuring Plan. Refer to the discussion of our 2023 Restructuring Plan within the "Recent Developments and Updates Regarding Strategic Initiatives" section of this MD&A for additional details regarding the Company's ongoing restructuring plan. Higher employee bonus expense accrued during the three months ended March 31, 2024 was substantially offset by lower stock compensation expense recognized during the period.

Amortization expense decreased by $1.1 million for the three months ended March 31, 2024 due to the impairment charges that reduced the carrying value of intangible assets included in the Oqton MOS and dp polar asset groups to $0 during the three months ended September 30, 2023 and December 31, 2023, respectively. Refer to the discussion of "Other Strategic Business Decisions and Cost Saving Initiatives" within the "Recent Developments and Updates Regarding Strategic Initiatives" section of this MD&A for additional details regarding the Company's plans and recent actions taken with respect Oqton and dp polar. Amortization expense attributable to intangible assets recorded in connection with the Company's July 1, 2023 acquisition of Wematter partially offset the lower amortization expense resulting from the impairment of the intangible asset balances previously included in the Oqton MOS and dp polar asset groups.

Third-party service provider and consulting cost increased $5.7 million for the three months ended March 31, 2024 primarily due to increased audit fees and third-party service provider costs attributable to the delayed filing of our 2023 Form 10-K. Third party service provider and consulting costs also increased due to (1) costs incurred in connection with our export control remedial compliance activities undertaken in lieu of payment of an additional settlement amount under the agreement reached with the DDTC in February 2023 (Refer to Note 16) and (2) costs attributable to certain finance transformation activities.

Accrued contingency expense increased due to the accrual of $1.5 million relating to a proposed settlement with the former shareholders and key employees of Volumetric during mediation. Refer to Note 16 and Note 19 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional details regarding the ongoing mediation with the former shareholders and key employees of Volumetric.

Consolidated research and development expense

R&D expense for the three months ended March 31, 2024 increased $1.3 million, or 5.7%, to $23.5 million as compared to $22.2 million for the three months ended March 31, 2023. This increase in R&D expense was partially due to (1) a year-over-year ramp up of activities performed by our wholly-owned bio-tech subsidiary, Systemic Bio, which is focused on the design and manufacture of 3D-printed vascularized “organs-on-chips” for use in drug development by pharmaceutical industry customers and (2) R&D costs attributable to Wematter, which we acquired subsequent to the quarter ended March 31, 2023. Refer to the discussions of "Investing in Regenerative Medicine" and "Acquisition of Wematter" in the "Recent Developments and Updates Regarding Strategic Initiatives" section of this MD&A for additional details regarding Systemic Bio and the Wematter acquisition. In addition, the increase was partially due to unreimbursable R&D expense that continued to be incurred related to the kidney and liver regenerative medicine R&D program (1) after the focus of the Company's organ program with its strategic partner shifted solely to developing the capability to print lung scaffolds and (2) prior to any reallocation of resources committed to the program.

Consolidated loss from operations

Our operating loss for the three months ended March 31, 2024 was $39.9 million, compared to a $33.4 million operating loss for the three months ended March 31, 2023. The increase in our operating loss for the three months ended March 31, 2024 is due to lower products revenue, resulting in lower related gross profit, and higher R&D costs. The decrease in gross profit from product sales and increase in R&D costs were partially offset by an increase in services revenue and related gross profit and lower SG&A costs. Refer to the revenue and cost discussions above for additional details.

Non-operating income

The following table sets forth the components of non-operating income for the three months ended March 31, 2024 and 2023.

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Non-operating income (expense):
Foreign exchange gain (loss), net	$1,909	$(372)
Interest income, net	2,084	3,805
Other income, net	21,386	442
Total non-operating income	$25,379	$3,875

For the three months ended March 31, 2024, interest income, net decreased $1.7 million, as compared to the three months ended March 31, 2023, due to the Company's lower cash and cash equivalents balance during and as of three months ended March 31, 2024.

For the three months ended March 31, 2024, other income, net increased $20.9 million, as compared to the three months ended March 31, 2023, primarily due to the recognition of a $21.5 million gain on the extinguishment of debt during the three months ended March 31, 2024.

Net loss

The following table sets forth the net loss attributable to 3D Systems Corporation for the three months ended March 31, 2024, and 2023.

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2024	March 31, 2023
Loss before income taxes	$(14,483)	$(29,521)
Provision for income taxes	(1,371)	(8)
Loss on equity method investment, net of income taxes	(247)	—
Net loss before redeemable non-controlling interest	(16,101)	(29,529)
Less: net loss attributable to redeemable non-controlling interest	(100)	(108)
Net loss attributable to 3D Systems Corporation	$(16,001)	$(29,421)

Net loss per common share:
Basic	$(0.12)	$(0.23)
Diluted	$(0.12)	$(0.23)

Our tax provision for the three months ended March 31, 2024 was $1.4 million, as compared to a $0.0 million tax provision for the three months ended March 31, 2023. The increase in our tax provision for the three months ended March 31, 2024 was due to increased valuation allowances at foreign entities eliminating the benefit of our deferred tax assets at these entities. The tax provision for the three months ended March 31, 2023 was de minimis and significantly below both the U.S. and foreign jurisdictions' statutory rates due to the Company's reported losses, offset by valuation allowances against deferred tax assets generated by such losses.

The decrease in the net loss attributable to 3D Systems Corporation for the three months ended March 31, 2024, as compared to the net loss attributable to 3D Systems Corporation for the three months ended March 31, 2023, was primarily driven by the $21.5 million gain recognized in connection with our extinguishment of debt during the three months ended March 31, 2024, which more than offset the higher reported loss from operations, income tax provision, and loss on equity method investment for the period.

Non-GAAP Earnings

Adjusted EBITDA

Our Adjusted EBITDA decreased from negative $10.1 million for the three months ended March 31, 2023 to negative $20.1 million for the three months ended March 31, 2024. This decrease was partially driven by the $6.5 million increase in the Company's reported operating loss (as described above). In addition, as our reported operating loss includes certain non-cash and certain non-core operating expenses that are excluded from the determination of Adjusted EBITDA, our Adjusted EBITDA for the three months ended March 31, 2024 decreased due to the larger adjustments to our March 31, 2023 operating loss for (1) non-cash depreciation expense, amortization expense, and stock-based compensation expense and (2) non-core acquisition and divestiture expense and restructuring expense. Refer to the reconciliation of our reported Net Loss to Adjusted EBITDA (below) for additional details.

Reconciliation of Non-GAAP Measures

The table that follows provides a reconciliation of the Company's reported Net Loss to Adjusted EBITDA. Refer to the discussion of "How We Assess the Performance of Our Business" for additional information regarding Adjusted EBITDA, and why management believes this measure provides useful information regarding the Company's results of operations.

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Net Loss	$(16,001)	$(29,421)
Interest (income) expense, net	(2,084)	(3,805)
Provision (benefit) for income taxes	1,371	8
Depreciation expense	4,960	5,312
Amortization expense	2,313	3,239
Stock-based compensation expense	8,185	10,292
Acquisition and divestiture-related expense	53	2,677
Legal and other related costs	4,240	79
Restructuring expense	51	1,703
Redeemable non controlling interest	(100)	(108)
Loss on equity method investments, net of tax	247	—
Gain on repurchase of debt	(21,518)	—
Other non-operating (income) expense, net	(1,777)	(70)
Adjusted EBITDA	$(20,060)	$(10,094)

Segment Financial Results for the Three Months Ended March 31, 2024 and 2023

The Company has two reportable segments: Healthcare Solutions and Industrial Solutions. Our reportable segments are based upon the industry verticals that they serve and reflect how we report our financial results to the Company's chief operating decision maker ("CODM").

Our CODM evaluates the performance of our reportable segments based upon Segment Revenue and Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes (1) expenses related to corporate functions such as human resources, finance, and legal — inclusive of salaries, benefits, and other related costs — and (2) the non-cash and non-core operating expenses and non-operating income and expenses that we exclude from our calculation of consolidated Adjusted EBITDA (as reflected in our reconciliation of our consolidated Net Loss to Adjusted EBITDA above). Unallocated corporate expenses are not discussed separately as any variances that had a significant impact on our operating results for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, are addressed in the discussion of our “Consolidated Financial Results for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023” included above.

The following table presents revenue and Adjusted EBITDA for our Healthcare Solutions segment and our Industrial Solutions segment for the three months ended March 31, 2024 and 2023:

	Segment Revenue			Segment Adjusted EBITDA
(in thousands)	March 31, 2024	March 31, 2023	Change	March 31, 2024	March 31, 2023	Change
Healthcare Solutions	$45,413	$48,725	$(3,312)	$3,720	$5,065	$(1,345)
Industrial Solutions	57,492	72,511	(15,019)	2,082	6,902	(4,820)
Total Segment Results	$102,905	$121,236	$(18,331)	$5,802	$11,967	$(6,165)

Healthcare Solutions

Revenue

For the three months ended March 31, 2024, Healthcare Solutions revenue decreased $3.3 million, or 6.8%, as compared to the three months ended March 31, 2023. This decrease in segment revenue was driven by a $3.9 million decrease in products revenue, partially offset by a $0.6 million increase in services revenue.

For the three months ended March 31, 2024, the $3.9 million decrease in Healthcare Solutions products revenue was primarily due to a $4.0 million unfavorable impact of price/mix, as changes in sales volume resulted in a $0.1 million increase in products revenue. Although the net impact of changes in sales volume on Healthcare Solutions products revenue was insignificant, the $0.1 million increase consists of a significant increase in materials revenue due to changes in volume, substantially offset by a significant decrease in printer revenue due to changes in volume. During the three months ended March 31, 2024, sales of materials to our key customer in the dental industry increased as they returned to normalized levels; whereas, we experienced significantly lower material sales to this key customer during the three months ended March 31, 2023 due to the customer's higher inventory on hand during the prior year period. During the three months ended March 31, 2024, we experienced a significant decline in printer sales to our key customer in the dental industry, to which we also expect limited printer sales for the remainder of 2024, as this customer significantly expanded its printer capacity between 2022 and the quarter ended June 30, 2023. In addition, the current period volume-based increase in materials revenue for the Healthcare Solutions segment was partially offset by the loss of revenue attributable to our regenerative medicine kidney and liver R&D program, as well as a decrease in revenue attributable to our regenerative medicine lung R&D program for which there was lower activity during the quarter. Refer to the discussion of "Investing in Regenerative Medicine" with the "Recent Developments and Updates Regarding Strategic Initiatives" section of this MD&A.

For the three months ended March 31, 2024, the $4.0 million unfavorable impact of price/mix on products revenue reported by our Healthcare Solutions segment was primarily due to (1) the increased sales of materials to our key customer in the dental industry relative to prior year and as a percentage of the total materials sales and (2) lower pricing provided to this key dental industry customer relative to prior year.

The $0.6 million increase in Healthcare Solutions services revenue primarily relates to increased parts and maintenance revenue related to the installed printer base at our key dental industry customer.

Adjusted EBITDA

For the three months ended March 31, 2024, Adjusted EBITDA for our Healthcare Solutions segment decreased $1.3 million, or 26.6%, as compared to the three months ended March 31, 2023. For the three months ended March 31, 2024, the Healthcare Solutions segment realized an increase in gross profit due to the shift in sales volume and revenues from printers to higher margin materials sales; however, this increase in gross profit was more than offset by higher R&D costs primarily attributable to our investments in regenerative medicineR&D activities.

Industrial Solutions

Revenue

For the three months ended March 31, 2024, Industrial Solutions revenue decreased $15.0 million, or 20.7%, as compared to the three months ended March 31, 2023. This decrease in segment revenue was driven by a $16.4 million decrease in products revenue, partially offset by a $1.4 million increase in services revenue.

For the three months ended March 31, 2024, the $16.4 million decrease in Industrial Solutions products revenue was due to a $20.1 million decrease in revenue due to lower sales volumes for both printers and materials, offset by a $3.7 million favorable impact of changes in price/mix for both printers and materials sales. Lower printer sales volume and revenue for the three months ended March 31, 2024 is due to a concentration of significant printer sales arrangements occurring during the three months ended March 31, 2023; whereas, the Company did not benefit from similar arrangements during the current year period. Due to the significant sales price of certain of our 3D printers, this period-over-period change in the concentration of printer sales materially affected our reported revenue for the three months ended March 31, 2024. The favorable price/mix variance related to printers sales was due to lower pricing related to certain of the larger printer revenue arrangements that contributed to our higher printer sales volume during the three months ended March 31, 2023.

Materials sales volume and revenue also decreased for the three months ended March 31, 2024 due to certain larger materials sales arrangements that occurred during the three months ended March 31, 2023, but did not recur during the three months ended March 31, 2024. In certain cases, our customers held excess inventory during the three months ended March 31, 2024 as a result of their materials purchases occurring in 2023. The favorable price/mix variance related to materials sales was due to lower pricing related to certain of the larger materials revenue arrangements that contributed to our higher materials sales volume during the three months ended March 31, 2023.

The $1.4 million increase in Industrial Solutions services revenue primarily relates to increased parts manufacturing revenue, as well as revenue generated from a significant contract that had not been executed as of March 31, 2023.

Adjusted EBITDA

For the three months ended March 31, 2024, Adjusted EBITDA for our Industrial Solutions segment decreased $4.8 million, or 69.8%, as compared to the three months ended March 31, 2023. This decrease in Adjusted EBITDA is primarily attributable to the substantial decrease in segment gross profit attributable to the 20.7% decrease in segment revenue for the current period, partially offset by lower operating expense for the three months ended March 31, 2024.

Liquidity and Capital Resources

The following table sets forth the Company's operating working capital at March 31, 2024 and December 31, 2023.

			Change
(Dollars in thousands)	March 31, 2024	December 31, 2023	$	%
Cash and cash equivalents	$212,040	$331,525	$(119,485)	(36.0)%
Accounts receivable, net	102,792	101,497	1,295	1.3%
Inventories	145,628	152,188	(6,560)	(4.3)%
	460,460	585,210	(124,750)	(21.3)%
Less:
Current lease liabilities	9,877	9,924	(47)	(0.5)%
Accounts payable	40,407	49,757	(9,350)	(18.8)%
Accrued and other liabilities	50,328	49,460	868	1.8%
	100,612	109,141	(8,529)	(7.8)%
Operating working capital	$359,848	$476,069	$(116,221)	(24.4)%

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. In doing so, we review and analyze our current cash on hand, the number of days our sales are outstanding, inventory turns, capital expenditure commitments and accounts payable turns. Our cash requirements, excluding acquisitions, primarily consist of funding working capital and capital expenditures. Differences between the amounts of working capital item changes in the cash flow statement and the balance sheet changes for the corresponding items are primarily the result of foreign currency translation adjustments and non-cash reserves.

At March 31, 2024, cash and cash equivalents totaled $212.0 million and had decreased $119.5 million since December 31, 2023. This decrease resulted primarily from cash used in operations of $25.5 million, capital expenditures of $3.2 million, and the use of $87.2 million for the repayment of borrowings.

Cash held outside the U.S. at March 31, 2024 was $62.5 million, or 29.5%, of total cash and cash equivalents, compared to $65.8 million, or 19.8%, of total cash and cash equivalents at December 31, 2023. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. (e.g., via dividends) would not incur significant federal and state taxes. However, these dividends would be subject to foreign withholding taxes that we estimate would result in the Company incurring tax costs in excess of the cost to obtain cash through other means. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments, and we limit exposure to any one issuer depending upon credit quality. See “Cash Flow” discussion below.

Cash Flow

The Company currently funds its operations, including working capital and capital expenditures, and acquisitions through cash on hand, cash equivalents, and financing activities as necessary. We expect that cash, cash equivalents, and other sources of liquidity, such as issuing equity or debt securities, subject to market conditions, will be available and sufficient to meet all foreseeable cash requirements. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023	Dollar Change
Cash flow used in operating activities	$(25,545)	$(27,722)	$2,177
Cash flow (used in) provided by investing activities	(3,187)	167,829	(171,016)
Cash flow used in financing activities	(89,187)	(2,294)	(86,893)

Cash flow from operations

For the three months ended March 31, 2024, cash used in operating activities was $25.5 million as compared to $27.7 million of cash used in operating activities for the three months ended March 31, 2023. This $2.2 million reduction in cash used in operating activities is reflective of a $10.8 million favorable impact of changes in working capital accounts, partially offset by a $8.6 million increase in our net loss for the three months ended March 31, 2024, as compared to March 31, 2023, when adjusted for the $21.5 million gain on the extinguishment of debt recognized during the three months ended March 31, 2024 and the following additional non-cash items recognized in each reporting period: depreciation, amortization, and accretion expense; stock-based compensation expense; non-cash operating lease expense; inventory obsolescence, and other non-cash losses and provisions. The $10.8 million favorable working capital impact was primarily the result of increased inventory buildup during the three months ended March 31, 2023 in anticipation of forecasted sales.

Cash flow from investing activities

For the three months ended March 31, 2024, cash used in investing activities primarily relates to capital expenditures of $3.2 million.

For the three months ended March 31, 2023, cash provided by investing activities was $167.8 million, which included $176.9 million of proceeds from the sales and maturities of short-term investments, partially offset by capital expenditures of $9.0 million.

Cash flow from financing activities

For the three months ended March 31, 2024, cash used in financing activities was $89.2 million, which primarily relates to $87.2 million used to repay borrowings and $1.7 million of taxes paid related to the net-share settlement of equity awards.
For the three months ended March 31, 2023, cash used in financing activities was $2.3 million, which was primarily attributable to taxes paid related to the net-share settlement of equity awards of $2.1 million.

Material Cash Requirements

The Company's material cash requirements consist of the following contractual and other obligations:

Indebtedness

At March 31, 2024, we had $214,378 of outstanding 0% convertible notes which mature in November of 2026. Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations or other strategic opportunities, which could result in higher financing costs.

Purchase Commitments

We have purchase commitments under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. The Company has certain purchase commitments under agreements with remaining terms in excess of a year, which primarily relate to printer assemblies, inventory, capital expenditures, and software licenses. As of March 31, 2024, such purchase commitments totaled $20.9 million, with approximately $10.5 million, expected to be due within the next twelve months.

Leases

The Company had operating and financing lease obligations (inclusive of interest) of $103.9 million at March 31, 2024, primarily related to real estate and equipment leases, of which approximately $12.5 million in payments are expected over the remainder of 2024.

National Additive Manufacturing Innovation ("NAMI") Joint Venture

In March 2022, Dussur and 3D Systems signed an agreement to form a joint venture intended to expand the use of additive manufacturing within the Kingdom of Saudi Arabia and surrounding geographies, including the Middle East and North Africa. The joint venture is to enable the development of Saudi Arabia's domestic additive manufacturing production capabilities, consistent with the Kingdom’s ‘Vision 2030,’ which is focused on diversification of the economy and long-term sustainability. In February 2023, the Company became a shareholder in the joint venture and now owns 49% of its common stock. 3D Systems was committed to an initial investment of approximately $6.5 million of cash into the joint venture, all of which has been funded as of March 31, 2024. In May 2024, the Company made another investment in NAMI, as further discussed in Note 19 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q. Additional future investments in the joint venture are contingent upon the achievement of certain milestones by the joint venture. The future impact that participation in the joint venture will have on the Company’s financial position and cash flows is not expected to be material other than any potential cash outflow(s) that may be required to fund contingent investments.

Sources of Funding to Satisfy Material Cash Requirements

The Company believes that it has the financial resources needed to meet its cash requirements during the next twelve months. Cash requirements for periods beyond the next twelve months will depend on, among other things, the Company’s profitability and its ability to manage working capital requirements.

Other Contractual Commitments

Convertible Note

As of March 31, 2024, the Company was in compliance with all covenants of the outstanding 0% convertible notes due November 2026. Subsequent to March 31, 2024, the Company has become non-compliant with certain terms of the Indenture related to the outstanding 0% convertible notes due 2026. Refer to Note 19 for details regarding the Company's non-compliance with the Indenture subsequent to March 31, 2024.

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

As of the date of this report, there have been no changes to our critical accounting estimates described in the 2023 Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

See Note 2 to the consolidated financial statements in our 2023 Form 10-K for a summary of our significant accounting policies.

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
•changes in, or interpretation of, tax rules and regulations; and
•the other factors discussed in the reports we file with or furnish to the SEC from time to time, including the risks and important factors set forth in additional detail in Item 1A. “Risk Factors” in the 2023 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of market risks at December 31, 2023, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2023 Form 10-K. During the three months ended March 31, 2024, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses discussed in our 2023 Form 10-K.

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal controls to remediate the material weaknesses, as disclosed in Part II, Item 9A, "Controls and Procedures", of our 2023 Form 10-K. Due to the close proximity of the respective dates in which we concluded our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023 and March 31, 2024, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

The information relating to legal proceedings set forth under the header “Litigation” in Note 16 to the Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in our 2023 Form 10-K in response to Item 1A. “Risk Factors” in the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities and Issuer Purchases of Equity Securities

Issuances of Unregistered Securities

None.

Issuer purchases of equity securities

We did not repurchase any of our equity securities in the open market during the three months ended March 31, 2024; however, shares of common stock were surrendered to us for payment of tax withholding obligations in connection with the vesting of restricted stock awards and units pursuant to our Amended and Restated 2015 Incentive Stock Plan.

	Total number of shares (or units) purchased		Average price paid per share (or unit)
January 1, 2024 - January 31, 2024	219,259		$4.92
February 1, 2024 - February 28, 2024	29,918		5.75
March 1, 2024 - March 31, 2024	100,814		4.55
Total	349,991	[a]	$4.88	[b]

a.Represents shares of common stock surrendered to us for payment of tax withholding obligations in connection with the vesting of restricted stock awards and units.
b.The average price paid reflects the average market value of shares withheld for tax purposes.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

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

4.2
Indenture, dated as of November 16, 2021, between 3D Systems Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on November 17, 2021.)

4.3	Form of 0% Convertible Notes due 2026 (included in Exhibit 4.3). (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on November 17, 2021.)

10.1*
Separation Agreement, dated January 11, 2024, by and between 3D Systems Corporation and Andrew M. Johnson. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on January 11, 2024.)

10.2*
Consulting Agreement, dated May 1, 2024, by and between 3D Systems Corporation and Andrew M. Johnson. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on May 1, 2024.)

10.3*
Consulting Agreement, dated May 1, 2024, by and between 3D Systems Corporation and The Kaminda Group. (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed on May 1, 2024.)

31.1†	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 20, 2024.

31.2†	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 20, 2024.

32.1†	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 20, 2024.

32.2†	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 20, 2024.

101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because the its XBRL tags are embedded within the Inline XBRL document.In

101.SCH†	Inline XBRL Taxonomy Extension Scheme Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

* Management contract or compensatory plan or arrangement.
† Exhibits filed herein. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation

By	/s/ Jeffrey D. Creech
Jeffrey D. Creech
Executive Vice President, Chief Financial Officer
(principal financial officer)

Date: August 20, 2024