Form 10-Q
period 2024-06-30
3D SYSTEMS CORP
filed 2024-08-29
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Shares of Common Stock, par value $0.001 per share, outstanding as of August 22, 2024: 133,573,776.

3D SYSTEMS CORPORATION
Form 10-Q
For the Six Months Ended June 30, 2024

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except par value)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$192,732	$331,525
Accounts receivable, net of reserves — $3,089 and $3,389	97,447	101,497
Inventories	141,743	152,188
Prepaid expenses and other current assets	41,769	42,612
Total current assets	473,691	627,822
Property and equipment, net	60,267	64,461
Intangible assets, net	58,276	62,724
Goodwill	114,070	116,082
Operating lease right-of-use assets	53,547	58,406
Finance lease right-of-use assets	11,733	12,174
Long-term deferred income tax assets	3,474	4,230
Other assets	46,429	44,761
Total assets	$821,487	$990,660
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities:
Current operating lease liabilities	$9,481	$9,924
Accounts payable	41,272	49,757
Accrued and other liabilities	45,282	49,460
Customer deposits	7,456	7,599
Deferred revenue	33,580	30,448
Total current liabilities	137,071	147,188
Long-term debt, net of deferred financing costs	211,368	319,356
Long-term operating lease liabilities	52,536	56,795
Long-term deferred income tax liabilities	4,725	5,162
Other liabilities	32,043	33,400
Total liabilities	437,743	561,901
Commitments and contingencies (Note 16)
Redeemable non-controlling interest	2,015	2,006
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; shares issued 133,587 and 133,619 as of June 30, 2024 and December 31, 2023, respectively	134	134
Additional paid-in capital	1,584,145	1,577,519
Accumulated deficit	(1,149,909)	(1,106,650)
Accumulated other comprehensive loss	(52,641)	(44,250)
Total stockholders’ equity	381,729	426,753
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$821,487	$990,660

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue:
Products	$71,733	$89,165	$135,784	$173,553
Services	41,519	39,029	80,373	75,877
Total revenue	113,252	128,194	216,157	249,430
Cost of sales:
Products	42,451	56,135	82,038	106,015
Services	23,703	22,043	46,099	46,301
Total cost of sales	66,154	78,178	128,137	152,316
Gross profit	47,098	50,016	88,020	97,114
Operating expenses:
Selling, general and administrative	51,494	58,983	108,798	117,268
Research and development	22,016	22,762	45,496	44,971
Total operating expenses	73,510	81,745	154,294	162,239
Loss from operations	(26,412)	(31,729)	(66,274)	(65,125)
Non-operating income (expense):
Foreign exchange (loss) gain, net	(723)	(1,273)	1,186	(1,645)
Interest income	1,452	5,343	4,250	9,889
Interest expense	(624)	(939)	(1,338)	(1,680)
Other income, net	384	83	21,770	525
Total non-operating income	489	3,214	25,868	7,089
Loss before income taxes	(25,923)	(28,515)	(40,406)	(58,036)
Provision for income taxes	(476)	(222)	(1,847)	(230)
Loss on equity method investment, net of income taxes	(902)	(142)	(1,149)	(142)
Net loss before redeemable non-controlling interest	(27,301)	(28,879)	(43,402)	(58,408)
Less: net (loss) income attributable to redeemable non-controlling interest	(43)	16	(143)	(92)
Net loss attributable to 3D Systems Corporation	$(27,258)	$(28,895)	$(43,259)	$(58,316)

Net loss per common share:
Basic	$(0.21)	$(0.22)	$(0.33)	$(0.45)
Diluted	$(0.21)	$(0.22)	$(0.33)	$(0.45)

Weighted average shares outstanding:
Basic	131,802	129,907	131,311	129,535
Diluted	131,802	129,907	131,311	129,535
See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss before redeemable non-controlling interest	$(27,301)	$(28,879)	$(43,402)	$(58,408)
Other comprehensive (loss) income, net of taxes:
Pension plan adjustments	(2)	(11)	(9)	(11)
Foreign currency translation	(1,196)	712	(8,382)	4,125
Unrealized gain on short-term investments	—	19	—	328
Total other comprehensive (loss) income, net of taxes:	(1,198)	720	(8,391)	4,442
Total comprehensive loss, net of taxes	(28,499)	(28,159)	(51,793)	(53,966)
Less: comprehensive (loss) gain attributable to redeemable non-controlling interest	(43)	16	(143)	(92)
Comprehensive loss attributable to 3D Systems Corporation	$(28,456)	$(28,175)	$(51,650)	$(53,874)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss before redeemable non-controlling interest	$(43,402)	$(58,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion of debt discount	15,521	18,442
Stock-based compensation	13,673	18,282
Loss on short-term investments	—	6
Non-cash operating lease expense	4,992	4,025
Provision for inventory obsolescence	6,165	4,550
Provision for bad debts	(25)	100
Loss on the disposition of businesses, property, equipment and other assets	643	57
Gain on debt extinguishment	(21,518)	—
Provision (benefit) for deferred income taxes and reserve adjustments	451	—
Loss on equity method investment, net of taxes	1,149	142
Asset impairment	—	1,187
Changes in operating accounts:
Accounts receivable	2,438	(2,597)
Inventories	479	(24,469)
Prepaid expenses and other current assets	149	(4,556)
Accounts payable	(7,387)	4,381
Deferred revenue and customer deposits	3,943	1,870
Accrued and other liabilities	(7,325)	(6,836)
All other operating activities	(6,254)	(2,445)
Net cash used in operating activities	(36,308)	(46,269)
Cash flows from investing activities:
Purchases of property and equipment	(7,151)	(13,549)
Sales and maturities of short-term investments	—	179,790
Proceeds from sale of assets and businesses, net of cash sold	96	—
Acquisitions and other investments, net of cash acquired	(2,450)	(15,654)
Net cash (used in) provided by investing activities	(9,505)	150,587
Cash flows from financing activities:
Repayment of borrowings/long-term debt	(87,218)	—
Taxes paid related to net-share settlement of equity awards	(2,503)	(4,564)
Other financing activities	(659)	(362)
Net cash used in financing activities	(90,380)	(4,926)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,632)	645
Net (decrease) increase in cash, cash equivalents and restricted cash	(138,825)	100,037
Cash, cash equivalents and restricted cash at the beginning of the year (a)	333,111	391,975
Cash, cash equivalents and restricted cash at the end of the period (a)	$194,286	$492,012

Supplemental cash flow information
Lease assets obtained in exchange for new lease liabilities	$997	$26,368
Cash interest payments	512	95
Cash income tax payments, net	3,688	4,013
Transfer of equipment from inventory to property and equipment, net (b)	1,637	2,360

(a)The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts reported in the condensed consolidated statements of cash flows.

	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Cash and cash equivalents	$192,732	$331,525	$490,444	$388,134
Restricted cash included in prepaid expenses and other current assets	121	119	1,277	114
Restricted cash included in other assets	1,433	1,467	291	3,727
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$194,286	$333,111	$492,012	$391,975

Amounts included in restricted cash as of June 30, 2024, December 31, 2023 and June 30, 2023 primarily relate to guarantees in the form of a standby letter of credit as security for a long-term real estate lease. Refer to Note 16 for further information. Amounts included in restricted cash as of December 31, 2022 primarily relate to $3,435 deposited into an escrow account relating to the initial investment in the National Additive Manufacturing innovation ("NAMI") joint venture. Refer to Note 6 for further information. The remaining amounts in restricted cash in all periods presented relate to collateral for letters of credit and bank guarantees.

(b)     Inventory is transferred to property and equipment at cost when we require additional machines for training or demonstration or for placement into on demand manufacturing services locations.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended June 30, 2024 and 2023
(Unaudited)

	Common Stock
(in thousands, except par value)	Shares	Par Value $0.001	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
March 31, 2024	133,803	$134	$1,582,325	$(1,122,651)	$(51,443)	$408,365
Shares issued, vested & expired under equity incentive plans	8	—	—	—	—	—
Shares withheld related to net-share settlement of equity awards	(224)	—	(793)	—	—	(793)
Stock-based compensation expense	—	—	2,711	—	—	2,711
Net loss attributable to 3D Systems Corp.	—	—	—	(27,258)	—	(27,258)
Pension plan adjustment	—	—	—	—	(2)	(2)
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(98)	—	—	(98)
Foreign currency translation adjustment	—	—	—	—	(1,196)	(1,196)
June 30, 2024	133,587	$134	$1,584,145	$(1,149,909)	$(52,641)	$381,729

March 31, 2023	131,164	$131	$1,553,038	$(773,383)	$(50,100)	$729,686
Shares issued, vested & expired under equity incentive plans	2,621	2	—	—	—	2
Shares withheld related to net-share settlement of equity awards	(281)	—	(2,449)	—	—	(2,449)
Stock-based compensation expense	—	—	12,112	—	—	12,112
Net loss attributable to 3D Systems Corp.	—	—	—	(28,895)	—	(28,895)
Pension plan adjustment	—	—	—	—	(11)	(11)
Unrealized gain on short-term investments	—	—	—	—	19	19
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(172)	—	—	(172)
Foreign currency translation adjustment	—	—	—	—	712	712
June 30, 2023	133,504	$133	$1,562,529	$(802,278)	$(49,380)	$711,004

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Common Stock
(in thousands, except par value)	Shares	Par Value $0.001	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
December 31, 2023	133,619	$134	$1,577,519	$(1,106,650)	$(44,250)	$426,753
Shares issued, vested & expired under equity incentive plans	542	—	—	—	—	—
Shares withheld related to net-share settlement of equity awards	(574)	—	(2,503)	—	—	(2,503)
Stock-based compensation expense	—	—	9,302	—	—	9,302
Net loss attributable to 3D Systems Corp.	—	—	—	(43,259)	—	(43,259)
Pension plan adjustment	—	—	—	—	(9)	(9)
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(173)	—	—	(173)
Foreign currency translation adjustment	—	—	—	—	(8,382)	(8,382)
June 30, 2024	133,587	$134	$1,584,145	$(1,149,909)	$(52,641)	$381,729

December 31, 2022	131,207	$131	$1,547,597	$(743,962)	$(53,822)	$749,944
Shares issued, vested & expired under equity incentive plans	2,786	2	—	—	—	2
Shares withheld related to net-share settlement of equity awards	(489)	—	(4,564)	—	—	(4,564)
Stock-based compensation expense	—	—	19,756	—	—	19,756
Net (loss) attributable to 3D Systems Corp.	—	—	—	(58,316)	—	(58,316)
Pension plan adjustment	—	—	—	—	(11)	(11)
Unrealized gain on short-term investments	—	—	—	—	328	328
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(260)	—	—	(260)
Foreign currency translation adjustment	—	—	—	—	4,125	4,125
June 30, 2023	133,504	$133	$1,562,529	$(802,278)	$(49,380)	$711,004

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

Consolidated Entities

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

Our annual reporting period is the calendar year. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. All dollar amounts and other amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

Summary of Significant Accounting Policies

The significant accounting policies described in the 2023 Form 10-K remain unchanged.

(2) Acquisitions

Wematter

On July 1, 2023, the Company completed the acquisition of Wematter AB (“Wematter”), a Swedish 3D printer manufacturer that will broaden 3D Systems’ Selective Laser Sintering (SLS) portfolio. The acquisition resulted in the Company acquiring 100% of the outstanding voting interest of Wematter. Consideration for this acquisition consisted of approximately $10,224 in cash, subject to customary post-closing adjustments. The Company also may be required to pay an additional €2,000 in cash, contingent upon the achievement of certain post-closing performance conditions and the continued employment of certain key Wematter employees for two years after the closing date of the acquisition. This €2,000 is required to be recognized as compensation expense over the key employees required service period if deemed probable of being earned. As of June 30, 2024, management does not believe that achievement of the post-closing performance conditions is probable.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In a separate transaction, the Company previously had extended a loan to Wematter during the three months ended June 30, 2023. We determined that this loan, representing a preexisting contractual relationship, was effectively settled upon the close of the acquisition of Wematter. No gain or loss was recognized in connection with the effective settlement, as the carrying value of the loan was not materially different from the pricing of similar current market transactions. The effective settlement of this loan receivable resulted in an increase of $942 to the consideration transferred in connection with this transaction (i.e., above the cash consideration paid) and a corresponding increase to goodwill.

We accounted for the acquisition of Wematter using the acquisition method of accounting, as prescribed by ASC 805, “Business Combinations” (“ASC 805”). In accordance with valuation methodologies described in ASC 820, “Fair Value Measurement” (“ASC 820”), the acquired assets and assumed liabilities were recorded at their estimated fair values as of the date of the Wematter acquisition.

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

Performance Obligations

At June 30, 2024, we had $122,853 of unrecognized revenue comprised of deferred revenue, cancellable and non-cancellable customer order backlog, and customer deposits. This $122,853 excludes variable consideration totaling $46,000, which will not be included in contract transaction price for purposes of revenue recognition until management is able to conclude that it is probable that the inclusion of such amounts will not result in a subsequent significant reversal of the cumulative amount of revenue recognized. We expect to recognize approximately 94.9% of the $43,236 of the deferred revenue and customer deposits as revenue within the next twelve months, and the remaining balance thereafter.

Collaboration and Licensing Agreements

We enter into collaboration and licensing agreements with third parties. The nature of the activities to be performed and the consideration exchanged under these agreements varies on a contract-by-contract basis. We evaluate these agreements to determine whether they meet the definition of a customer relationship for which revenue should be recorded. These contracts may contain multiple performance obligations and may contain fees for licensing, research and development services, contingent milestone payments upon the achievement of contractual developmental criteria and/or royalty fees based on the licensees’ product revenue. We determine the revenue to be recognized for these agreements based on an evaluation of the distinct performance obligations; the identification and evaluation of material rights; the estimation of the amount of variable consideration to be included in transaction price, as well as the timing for inclusion of such variable consideration; and the amount of transaction price assigned to and the pattern of transfer of control for each distinct performance obligation. This typically results in the recognition of revenue over time using a cost-to-cost percentage of completion model to measure the progress of the transfer of control. During the three and six months ended June 30, 2024, the Company recognized $1,825 and $3,846, respectively, of revenue related to collaboration arrangements with customers. During the three and six months ended June 30, 2023, the Company recognized $3,463 and $8,203, respectively, of revenue related to collaboration arrangements with customers.

Contract Balances

Accounts receivable, contract asset and contract liability balances as of June 30, 2024 and December 31, 2023, were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Accounts receivable, net of reserves	$97,447	$101,497
Contract assets(1)	14,837	12,147
Contract liabilities(2)	43,236	40,075
(1) Includes amounts reported in Prepaid expenses and other current assets and Other assets on the balance sheet, inclusive of $6,587 and $5,422 as of June 30, 2024 and December 31, 2023, respectively, that is related to a long-term contract and is billable upon attainment of milestones.

(2) Includes both current and long-term portions of deferred revenue. The long-term portion of deferred revenue is reported in other liabilities on our condensed consolidated balance sheets.

During the six months ended June 30, 2024, we recognized revenue of $22,451 related to our contract liabilities at December 31, 2023. During the three months ended June 30, 2024, we recognized revenue of $6,637 related to our contract liabilities at December 31, 2023.

Revenue Concentrations

For the three and six months ended June 30, 2024, one customer accounted for approximately 16.0% and 16.1% of our consolidated revenue, respectively. For the three and six months ended June 30, 2023, one customer accounted for approximately 18.9% and 16.3% of our consolidated revenue, respectively. We expect to maintain our relationship with this customer.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue by geographic region for the three and six months ended June 30, 2024 and June 30, 2023, which is determined based upon the geographic region in which a sale originates, was as follows:

	Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Americas	$66,179	$76,594
EMEA	37,537	41,199
APAC	9,536	10,401
Total	$113,252	$128,194
United States (included in Americas above)	$65,432	$75,093
Germany (included in EMEA above)	$17,303	$19,484

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Americas	$126,784	$145,243
EMEA	71,437	84,009
APAC	17,936	20,178
Total	$216,157	$249,430
United States (included in Americas above)	$125,324	$142,878
Germany (included in EMEA above)	$31,545	$42,946

(4) Inventories

Components of inventories at June 30, 2024 and December 31, 2023 are summarized as follows:

(in thousands)	June 30, 2024	December 31, 2023
Raw materials	$50,476	$59,658
Work in process	2,615	4,708
Finished goods and parts	88,652	87,822
Total inventories	$141,743	$152,188

The inventory reserve was $19,036 and $16,156 as of June 30, 2024 and December 31, 2023, respectively.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Goodwill and Intangible Assets

Goodwill:

All goodwill reported at June 30, 2024 and December 31, 2023 is allocated to our Healthcare Solutions reportable segment. The change in the goodwill balance between December 31, 2023 and June 30, 2024 reflects the impact of changes in foreign exchange rates on the portion of our goodwill balance that is recorded in currencies other that the U.S. dollar in the financial statements of foreign subsidiaries.

Intangible Assets:

At June 30, 2024 and December 31, 2023, the Company's intangible assets, all of which have finite lives, were as follows:

	June 30, 2024			December 31, 2023
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$51,837	$(50,419)	$1,418	$54,565	$(52,796)	$1,769
Acquired technology	46,558	(14,993)	31,565	47,515	(13,268)	34,247
Trade names	26,275	(14,605)	11,670	26,938	(14,059)	12,879
Patent costs	19,847	(11,458)	8,389	19,579	(11,350)	8,229
Acquired patents	16,444	(14,862)	1,582	16,503	(14,822)	1,681
Other	9,698	(6,046)	3,652	13,711	(9,792)	3,919
Total intangible assets	$170,659	$(112,383)	$58,276	$178,811	$(116,087)	$62,724

Amortization expense related to intangible assets was $2,143 and $4,139 for the three and six months ended June 30, 2024, respectively, compared to $3,258 and $6,497 for the three and six months ended June 30, 2023, respectively. Amortization expense for intangible assets is estimated to be $3,983 for the remainder of 2024, $7,957 in 2025, $7,888 in 2026, $6,799 in 2027 and $6,534 in 2028.

(6) Investments and Note Receivable

The Company holds various investments in equity and debt instruments that are included in other assets on our condensed consolidated balance sheets. The following table summarizes our investment balances as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Equity investments under the equity method of accounting	$6,556	$5,247
Equity investments without readily determinable fair values	20,847	20,847
Other(1)	200	200
Total equity investments	$27,603	$26,294

Long-term note receivable(2)	$545	$535
Total notes receivable	$545	$535

(1) Reflects warrant investment carried at fair value. The fair value of these warrants is measured using Level 3 fair value measurement inputs. Refer to Note 17 for a description of these inputs.
(2) Includes interest amounts that have been accrued on, recorded to and reported as part of the notes receivable balances.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equity Investments under the Equity Method of Accounting

National Additive Manufacturing Innovation ("NAMI") Joint Venture

In February 2023, we became a shareholder in a joint venture formed with the Saudi Arabian Industrial Investments Company ("Dussur") for purposes of expanding the use of additive manufacturing within the Kingdom of Saudi Arabia and surrounding geographies, including the Middle East and North Africa. During April 2023, we deposited our initial investment commitment of approximately $6,500 into a bank account of the joint venture for use in its operations. In May 2024, we made an incremental investment of $2,450. Additional future investments in the joint venture are contingent upon agreement by the parties to the joint venture to invest additional capital. As of both June 30, 2024 and December 31, 2023, the Company owned 49% of the joint venture's common stock. The impact of this investment on the Company’s future financial condition and cash flows is expected to be limited to the cash outflow(s) related to any future contingent investments, if required.

The Company accounts for the joint venture under the equity method of accounting, requiring the Company to recognize its proportionate share of the joint venture's reported net income or loss, which the Company recognizes on a one quarter lag. For the three and six months ended June 30, 2024 and June 30, 2023, the Company has reported a loss on equity method investment in its condensed consolidated statements of operations.

The Company's reported revenue and cost of sales for the three months ended June 30, 2024 includes related party revenue and associated related party cost of sales of $2,897 and $2,231, respectively, attributable to sales to NAMI. The Company's reported revenue and cost of sales for the six months ended June 30, 2024 includes related party revenue and associated related party cost of sales of $3,160 and $2,317, respectively, attributable to sales to NAMI. The Company's reported revenue and cost of sales for the three months ended June 30, 2023 includes immaterial related party revenue and associated related party cost of sales attributable to sales to NAMI. The Company's reported revenue and cost of sales for the six months ended June 30, 2023 includes related party revenue and associated related party cost of sales of $350 and $191, respectively, attributable to sales to NAMI. As of June 30, 2024 and December 31, 2023, the outstanding related party receivable balances attributable to our sales to NAMI were $2,812 and $1,092, respectively.

Equity Investments without Readily Determinable Fair Values

Enhatch

Included within the amounts reported for equity investments without readily determinable fair values as of June 30, 2024 and December 31, 2023 is the Company's investment in Enhatch Inc. ("Enhatch"), the developer of the Intelligent Surgery Ecosystem. In March 2022, the Company made a $10,000 investment in Enhatch and received convertible preferred shares, warrants to purchase additional shares of Enhatch, and the right to purchase in the future (the “call option”) the remaining shares of Enhatch that 3D Systems does not own if certain revenue targets are achieved. The Company's investment in Enhatch's convertible preferred shares and the call option, which have been accounted for together as a single unit of account and represent an equity investment without a readily determinable fair value, was recorded at $9,670 as of the original investment date, with the remaining value assigned to the Enhatch warrants.

As of June 30, 2024 and December 31, 2023, the reported carrying value of the Company's convertible preferred stock investment in Enhatch (i.e., inclusive of the call option) is $6,900, which is recorded in other assets on condensed our consolidated balance sheets. This adjusted carrying value reflects the impact of a $2,770 impairment charge that was recorded during the year ended December 31, 2022.

During the three and six months ended June 30, 2024, the Company made purchases from Enhatch of $26 and $179, respectively. During the three and six months ended June 30, 2023, the Company made purchases from Enhatch of $18 and $32, respectively. As of June 30, 2024 and December 31, 2023, the outstanding related party payable balances attributable to our purchases from Enhatch were $14 and $26, respectively.

Variable Interest Entities (VIEs)

We have concluded that two of our investments are VIEs. These investments are not consolidated because we concluded that the Company is not the primary beneficiary. As of June 30, 2024, our maximum exposure to losses associated with the VIEs is limited to the $14,556 carrying value of our investments in the VIEs, which is included in other assets on our condensed consolidated balance sheet. We have no other investments in unconsolidated entities that have been determined to be VIEs.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Leases

We have various lease agreements for our facilities, equipment and vehicles with remaining lease terms ranging from one to fourteen years. As of June 30, 2024 and December 31, 2023, short-term finance lease obligations of $1,388 and $1,770 are included in accrued and other liabilities on the condensed consolidated balance sheet and long-term finance lease obligations of $11,074 and $11,458 are included in other long-term liabilities on the condensed consolidated balance sheet.

(8) Accrued and Other Liabilities

Accrued and other liabilities at June 30, 2024 and December 31, 2023 are summarized as follows:

(in thousands)	June 30, 2024	December 31, 2023
Compensation and benefits	$16,246	$13,196
Accrued taxes	6,915	10,373
Accrued product warranty liability	1,194	2,106
Other accrued liabilities	20,927	23,785
Total	$45,282	$49,460

Changes in our accrued product warranty liability balance during the six months ended June 30, 2024 and June 30, 2023 are summarized below:

(in thousands)	June 30, 2024	June 30, 2023
Balance at beginning of period	$2,106	$3,677
Settlements made	(1,770)	(1,920)
Accruals for warranties issued	858	1,164
Balance at the end of period	$1,194	$2,921

(9) Borrowings

Convertible Notes

The Company previously issued 0% Convertible Senior Notes due November 15, 2026 (the "Notes"), pursuant to an Indenture dated November 16, 2021 (the “Indenture”) between the Company and The Bank of New York Mellon, N.A., as trustee (the "Trustee"). The related principal, unamortized deferred issuance costs and carrying values as of June 30, 2024 and December 31, 2023 were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Principal(1)	$214,378	$324,870
Unamortized deferred issuance costs	(3,010)	(5,514)
Carrying value	$211,368	$319,356

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

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 15, 2026, only under the following circumstances: (1) during any future calendar quarter (and only during such quarter), if the last reported sale price of the Company's common stock, par value $0.001 per share (the “Common Stock”), is equal to or greater than 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Common Stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (4) upon the occurrence of specified corporate events, including a Fundamental Change (as defined in the Indenture), or distributions of the Common Stock. On or after August 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time, at the option of the holder, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Notes being converted. Holders of the Notes have the right to require the Company to repurchase for cash all or a portion of their Notes at 100% of their principal amount, plus any accrued and unpaid special interest, upon the occurrence of a Fundamental Change. The Company is also required to increase the conversion rate for holders who convert their Notes in connection with a Fundamental Change or convert their Notes that are called for redemption, as the case may be, prior to the maturity date. As of June 30, 2024, none of the circumstances that would permit the holders of the Notes to exercise their conversion option had occurred.

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

The Company incurred $314 and $748 of debt issuance cost accretion for the three and six months ended June 30, 2024, respectively, as compared to $670 and $1,339 of debt issuance cost accretion for the three and six months ended June 30, 2023, respectively. In addition, in connection with the repurchase of a portion of the Notes in March 2024 (as further discussed below), the Company wrote off $1,756 of debt issuance costs during the six months ended June 30, 2024. Debt issuance cost accretion of $631, $1,260, and $1,119 is expected to be incurred for the remaining six months of 2024 and the years ended December 31, 2025, and 2026, respectively.

Convertible Notes Non-Compliance

The Indenture contains covenants, events of default and other provisions that are customary for offerings of convertible notes. During the three months ended June 30, 2024, the Company became non-compliant with certain terms of the Indenture. The Company’s failure to file its 2023 Form 10-K and provide it to the Trustee by April 1, 2024 represented a default under the terms of the Indenture. In addition, the Company's failure to file its Form 10-Q for the three months ended March 31, 2024 and provide it to the Trustee by May 30, 2024 represented an incremental default under the terms of the Indenture. These defaults did not become an event of default under the terms of the Indenture given the Company filed its 2023 Form 10-K on August 13, 2024, curing the first default referenced above, and the Form 10-Q for the three months ended March 31, 2024 on August 20, 2024, curing the incremental default referenced above, prior to the end of the cure period provided for by the Indenture, which cure period was not initiated by the Trustee or holders of the Notes. The Company has not incurred any special interest as a result of these defaults, nor have the Notes become subject to any other actions by the Trustee or the holders.

Debt Extinguishment

In March 2024, the Company repurchased $110,492 of the Notes for $87,218, including transaction expenses. The repurchased Notes were retired upon receipt, and the retirement of the debt obligations was accounted for as an extinguishment of debt. The repurchase of the Notes at a discount resulted in the recognition of a gain of $21,518, after transaction expenses and the write-off of related debt issuance costs, which is reported in other income, net on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2024.

At June 30, 2024, the estimated fair value of the Notes is $171,520. This is based on the quoted market price where the volume of activity is limited and not active and, thus, this is deemed a Level 2 fair value measurement.

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

The put and call rights related to 50% of the common shares underlying this redeemable non-controlling interest ("RNCI") can be exercised upon the achievement of an initial revenue and gross profit target, while the put and call rights related to the remaining 50% of the common shares underlying the RNCI can be exercised upon the achievement of a second revenue and gross profit target. The exercise prices at which the shares underlying the RNCI can be put by their holders or called by the Company are determined based upon whether the consolidated foreign subsidiary achieves either or both of the predetermined revenue and gross profit targets. If either (1) one or both sets of revenue and gross margin targets are not achieved by the consolidated foreign subsidiary within specified time periods or (2) neither the put or call options are exercised within specified time periods despite the achievement of one or both sets of targets, the exercise price for the put and call options will be set at a floor strike price for periods thereafter. Up to 50% of the exercise price can be paid in shares of Common Stock at the election of 3D Systems.

Changes to the Company's RNCI balance during the six months ended June 30, 2024 and 2023 are summarized below:

	Six Months Ended June 30,
(in thousands)	2024	2023
Balance at beginning of period	$2,006	$1,760
Net loss	(143)	(92)
Redemption value in excess of carrying value	173	260
Translation adjustments	(21)	23
Balance at end of period	$2,015	$1,951

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

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Systemic Bio Phantom Unit Plan

During the year ended December 31, 2023, we began granting phantom unit awards ("Phantom Units") under a new compensation plan designed for employees and non-employees performing services for Systemic Bio, a wholly-owned subsidiary of 3D Systems Corporation. All awards granted under the plan are subsidiary-level awards. During the three and six months ended June 30, 2024, we granted 6 and 94 Phantom Units under the plan and recognized $2,030 and $2,097 of compensation expense related to all granted awards, respectively. No compensation expense was recognized for the three and six months ended June 30, 2023, as no Phantom Units had been issued as of such date.

The Phantom Units granted under the plan include both a time-based vesting condition (generally 4 years, subject to acceleration in connection with specified liquidity events) and a market condition that is met if (1) the value of Systemic Bio exceeds a specified multiple of the capital invested in this subsidiary (the "hurdle") and (2) the business achieves a specified minimum internal rate of return. The market conditions will be assessed upon (A) a trigger event (e.g., change in control, IPO or plan expiration of December 31, 2030) and/or (B) an interim liquidity event (defined as January 1, 2028) that occurs prior to a trigger event. All awards under the plan will be liability-classified due to our intention to settle these awards with cash; although, we have discretion to partially or fully settle these awards in equity upon vesting. Liability classification of the awards requires them to be remeasured at their fair value at the end of each reporting period. Due to the presence of the market-condition and the fact that Systemic Bio does not have a readily available share price, the awards are valued using a Monte Carlo simulation with the assistance of a third-party valuation firm. This valuation requires significant judgment regarding the input of various assumptions and estimates, which include the projected cash flows of (including projected capital invested in) Systemic Bio, the probability and/or timing of a trigger event or a liquidity event, the expected stock price volatility for selected public companies with comparable characteristics to Systemic Bio, the discount for the lack of marketability of Systemic Bio as a privately-held company, and the risk-free interest rate.

The third-party valuation as of June 30, 2024 resulted in an increase in the estimated fair value of the Phantom Units and a corresponding $1,913 increase in the expense recognized during the three and six months ended June 30, 2024, primarily as a result of a change in management's judgment regarding the estimated probability and timing for the occurrence of a trigger event. This change in estimate reduced basic and diluted earnings per share by $0.01 for the three and six months ended June 30, 2024.

Other Compensation Arrangements that Include Share Settlement

Regenerative Medicine Earnout Payments and Performance-Based Stock Units

Volumetric Acquisition Earnout Payments

On December 1, 2021, the Company acquired Volumetric Biotechnologies, Inc. (“Volumetric”). Pursuant to the terms of the related acquisition agreement, the Company was potentially subject to aggregate earnout payments of up to $355,000 (i.e., incremental to the previously paid acquisition purchase price). These earnout payments would be triggered by (1) the achievement of seven discrete non-financial milestones, each of which required attainment prior to either December 31, 2030 or December 31, 2035, and (2) the continued employment of certain key individuals from Volumetric. Each potential milestone-based payment was deemed to be compensation expense that the Company would recognize ratably from the point in time when a milestone was deemed probable of achievement through the estimated time of achievement. Each milestone payment, if earned, would be expected to be settled approximately half in cash and half in shares of Common Stock and, accordingly, expense recognized for the portion of this earnout that is expected to be settled with shares of Common Stock would be reflected in the disclosure of stock-based compensation included herein, if and when accrued.

In February 2024, the Company informed the former owners of Volumetric, to whom the acquisition-related earnout payments of up to $355,000 could have potentially become payable, that four of the seven milestone-related earnout payments, each of which was related to kidney and liver research, were terminated. These four milestone-based earnout payments were terminated in accordance with the terms of the Volumetric acquisition agreement, based upon a determination that achievement was no longer financially viable due to the loss of the funding required from the Company's key strategic partner for the related research and development efforts. Upon termination of the four milestone-based earnout payments, the Company's maximum liability for earnout payments attributable to the acquisition of Volumetric was reduced to $175,000, which would be payable if (1) each of the three remaining non-financial, science-based milestones is achieved within the timeframes set forth in the Volumetric acquisition agreement and (2) the certain key individuals from Volumetric continue to be employed.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 29, 2024, two key employees from Volumetric ("Volumetric Key Employees"), who were required to be employed at the time of achievement of each non-financial, science-based milestone outlined in the Volumetric acquisition agreement for each related acquisition earnout payment to become payable, resigned from their positions with the Company. As a result of the resignation of the Volumetric Key Employees, all parties to which the remaining three milestone-based earnout payments totaling $175,000 were potentially payable were notified that such amount was no longer eligible to be earned. While the Volumetric Key Employees claim that their terminations were for good reason, which would preserve the rights to milestone-based earnout payments under the Volumetric acquisition agreement, the Company vigorously denies this claim. Refer to Note 16 for further details regarding the resignation of the certain key individuals from Volumetric and all related actions occurring thereafter.

Regenerative Medicine Performance-Based Stock Units

The Company has granted certain performance-based stock units (“PSUs” or the "RegMed Awards") with vesting terms that are based upon four individually-measured, science-based (i.e., non-financial) milestones to other employees who work on advancements in regenerative medicine related to lungs and tissue organs. The compensation expense associated with each individual milestone attributable to a RegMed Award is required to be recognized over the period commencing on the date that the respective milestone is deemed probable of being met through the anticipated date of achievement.

Earnout and PSU Compensation Expense

During the three and six months ended June 30, 2023, the Company recognized compensation expense based upon the assumed achievement of (1) one of the Volumetric milestones for which the potential earnout payment due to the sellers would be $65,000 and (2) one RegMed Award milestone for which the aggregate grant date fair value of the outstanding and unvested awards was $4,773. During the three and six months ended June 30, 2023 the Company recognized compensation expense of $(632) and $1,634, respectively, related to the aforementioned Volumetric milestones and RegMed milestone awards. During the three months ended September 30, 2023, the Company decided to reduce its budgeted funding for the research and development related to the respective Volumetric earnout and RegMed Award milestones, which resulted in (A) the Company concluding that it is no longer probable that these milestones would be achieved by the end of the term of the Volumetric earnout arrangement or prior to the expiration of the RegMed Awards and (B) the reversal of all previously recognized Volumetric earnout and RegMed Award compensation expense. As a result of the budget reduction and the cancellation of all seven milestones described above, the Company recognized $0 of compensation expense related to the Volumetric earnout and RegMed Awards during the three and six months ended June 30, 2024, and no liability related to the Volumetric earnout was recognized on our balance sheets as of June 30, 2024 and December 31, 2023.

dp polar Earnout

In connection with the Company's October 4, 2022 acquisition of dp polar GmbH ("dp polar"), the Company expects to pay $2,229 of compensation expense incremental to the acquisition purchase price. Until April 2024, this payment was contingent upon the continued employment of a key individual from dp polar through December 31, 2024. During April 2024, due to a change in the key individual's employment status, all service conditions of the dp polar earnout were met based on the terms of the initial arrangement. This amount is expected to be settled via the issuance of 250 shares of Common Stock on or around December 31, 2024. All remaining expense related to these shares was recognized during the three months ended June 30, 2024. The Company includes the compensation expense related to this arrangement within stock-based compensation reported herein.

Stock-Based Compensation Activity and Expense

During the three and six months ended June 30, 2024, the Company granted 60 shares of restricted stock which had a weighted-average grant date fair value of $5.75 per share, respectively. The restricted stock awards generally vest ratably over three years.

The following table shows the stock-based compensation expense recognized during the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Stock-based compensation expense	$5,421	$7,990	$13,673	$18,282

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in stock-based compensation expense recognized for the three and six months ended June 30, 2024 are $680 and $2,274, respectively, and $397 and $1,055 for the three and six months ended June 30, 2023, respectively, of accrued expense pertaining to annual incentive compensation for which settlement would ultimately occur using shares of Common Stock. Also included in stock-based compensation expense for the three and six months ended June 30, 2024 are $0 and $0, respectively, and $(632) and $1,634 for the three and six months ended June 30, 2023, respectively, which relate to the RegMed Awards and the portion of the recognized Volumetric earnout expense expected to be settled using the shares of Common Stock. Finally, stock-based compensation expense for the three and six months ended June 30, 2024 includes $733 and $975, respectively, and $277 and $552 for the three and six months ended June 30, 2023, respectively, of expense related to the dp polar earnout arrangement that is required to be settled in shares of Common Stock.

As of June 30, 2024, there was $26,015 of unrecognized stock-based compensation expense related to all unvested share-based payment awards that the Company expects to recognize over a weighted-average period of 1.7 years.

(12) Income Taxes

We maintain the exception under ASC 740-270-30-36(b), “Accounting for Income Taxes,” for jurisdictions that do not have reliable estimates of ordinary income. Accordingly, we have used a year-to-date methodology in determining the effective tax rate for the three and six months ended June 30, 2024.

For the three and six months ended June 30, 2024, the Company’s effective tax rate was (1.8)% and (4.6)%, respectively. For the three and six months ended June 30, 2023, the Company’s effective tax rate was (0.8)% and (0.4)%, respectively. The differences between the U.S. statutory tax rate and the effective tax rates for the three and six months ended June 30, 2024 and 2023 are primarily driven by the recognition of a full deferred tax asset valuation allowance in various jurisdictions.

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

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator for basic and diluted net loss per share:
Net loss attributable to 3D Systems Corporation	$(27,258)	$(28,895)	$(43,259)	$(58,316)
Redeemable non-controlling interest redemption value in excess of carrying value	(98)	(172)	(173)	(260)
Net loss attributable to common stock shareholders	$(27,356)	$(29,067)	$(43,432)	$(58,576)
Denominator for net loss per share:
Weighted average shares outstanding – basic and diluted(1), (2)	131,802	129,907	131,311	129,535

Net loss per share – basic and diluted	$(0.21)	$(0.22)	$(0.33)	$(0.45)

(1) Equity awards are deemed anti-dilutive for the three and six months ended June 30, 2024 and 2023 because we reported a net loss for these periods.
(2) Includes 250 shares of Common Stock related to the dp polar earnout arrangement that are expected to be issued given the passage of time on or about December 31, 2024.

The following table presents the potentially dilutive shares that have been excluded from the computation of diluted net loss per share attributable to Common Stock stockholders because their effect is considered anti-dilutive for the three and six months ended June 30, 2024 and 2023, respectively.

	Three and Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Restricted stock and restricted stock units	3,393	6,680
Stock options	160	420
Total	3,553	7,100

For the three and six months ended June 30, 2024, the table above excludes an estimate of 531 shares for the payment of accrued incentive compensation that is expected to be settled in shares (Refer to Note 11). This share estimate is based on the liabilities recorded at June 30, 2024 for the fiscal year 2024 incentive compensation arrangement, divided by the Company's year-to-date average share price of $4.28 per share. As of June 30, 2024, there are no contingently issuable shares related to the Volumetric earnout arrangement discussed in Note 11.

For the three and six months ended June 30, 2023, the table above excludes the following: (1) an estimate of 1,047 shares contingently issuable upon the achievement of certain milestones in the Volumetric earnout arrangement discussed in Note 11 and (2) an estimate of 109 shares for the payment of accrued incentive compensation that is expected to be settled in shares. These share estimates are based on the aggregate liabilities recorded at June 30, 2023 for the Volumetric earnout arrangement and the fiscal year 2023 incentive compensation arrangement, divided by the Company's year-to-date average share price of $9.67 per share. The table above also excludes an estimate of 92 shares that are contingently issuable under the dp polar earnout arrangement discussed in Note 11.

The Company previously issued 0% Convertible Senior Notes due November 15, 2026, as discussed in Note 9. The Notes’ impact to diluted weighted average shares outstanding is required to be calculated using the if-converted method as prescribed in ASC 260. The Notes will increase the diluted weighted average shares outstanding when the average share price over a quarterly or annual reporting period is greater than $35.92 per share, the conversion price of the Notes. For the three and six months ended June 30, 2024 and 2023, the Notes were anti-dilutive on a stand-alone basis because the average share price during these periods did not exceed the conversion price, and because we reported a net loss for each of the respective periods.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive loss by component are as follows:

	Three Months Ended June 30, 2024
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance at March 31, 2024	$(51,750)	$307	$(51,443)
Other comprehensive loss	(1,196)	(2)	(1,198)
Balance at June 30, 2024	$(52,946)	$305	$(52,641)

	Six Months Ended June 30, 2024
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance at December 31, 2023	$(44,564)	$314	$(44,250)
Other comprehensive loss	(8,382)	(9)	(8,391)
Balance at June 30, 2024	$(52,946)	$305	$(52,641)

	Three Months Ended June 30, 2023
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Unrealized loss on short-term investments	Total
Balance at March 31, 2023	$(50,781)	$700	$(19)	$(50,100)
Other comprehensive income (loss)	712	—	—	712
Amounts reclassified from accumulated other comprehensive income (loss) [a]	—	(11)	19	8
Balance at June 30, 2023	$(50,069)	$689	$—	$(49,380)

	Six Months Ended June 30, 2023
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Unrealized loss on short-term investments	Total
Balance at December 31, 2022	$(54,194)	$700	$(328)	$(53,822)
Other comprehensive income (loss)	4,125	12	108	4,245
Amounts reclassified from accumulated other comprehensive income (loss) [a]	—	(23)	220	197
Balance at June 30, 2023	$(50,069)	$689	$—	$(49,380)
(a) Amount reclassified into interest and other income (expense), net on the statement of operations.

The amounts presented in the table above are net of income taxes.

(15) Segment Information

The Company has two reportable segments: Healthcare Solutions and Industrial Solutions. Our reportable segments are based upon the industry verticals that they serve and reflect how we report our financial results to the chief operating decision maker ("CODM"). The CODM evaluates the performance of our reportable segments based on segment revenue and segment Adjusted EBITDA. The CODM does not review disaggregated asset information on the basis of the Company's segments; therefore, such information is not presented.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our operating results by segment for the three and six months ended June 30, 2024 and June 30, 2023:

	Revenue		Adjusted EBITDA
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Healthcare Solutions	$48,900	$60,874	$8,772	$11,394
Industrial Solutions	64,352	67,320	3,358	2,264
Total Reportable segments	$113,252	$128,194	$12,130	$13,658

	Revenue		Adjusted EBITDA
	Six Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Healthcare Solutions	$94,313	$109,599	$12,492	$16,459
Industrial Solutions	121,844	139,831	5,440	9,166
Total Reportable segments	$216,157	$249,430	$17,932	$25,625

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a reconciliation of our reportable segment Adjusted EBITDA to our reported Net loss attributable to 3D Systems Corporation for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total segment adjusted EBITDA	$12,130	$13,658	$17,932	$25,625
Less items to reconcile Segment Adjusted EBITDA to net loss attributable to 3D Systems:
Corporate expense not allocated to segments	(25,044)	(20,556)	(50,906)	(42,618)
Interest income (expense), net	828	4,404	2,912	8,209
Provision for income taxes	(476)	(222)	(1,847)	(230)
Depreciation expense	(4,910)	(5,294)	(9,870)	(10,606)
Amortization expense	(2,589)	(3,258)	(4,902)	(6,497)
Stock-based compensation expense	(3,389)	(7,990)	(11,574)	(18,282)
Acquisition and divestiture-related expense	(181)	(1,512)	(234)	(4,188)
Legal and other related costs	(2,342)	(2,656)	(6,582)	(2,735)
Restructuring expense	(87)	(4,121)	(138)	(5,824)
Net loss attributable to redeemable non-controlling interest	43	(16)	143	92
Loss on equity method investments, net of tax	(902)	(142)	(1,149)	(142)
Gain on repurchase of debt	—	—	21,518	—
Other non-operating income (expense)	(339)	(1,190)	1,438	(1,120)
Net loss attributable to 3D Systems Corporation	$(27,258)	$(28,895)	$(43,259)	$(58,316)

The following table summarizes long-lived assets by geographic region as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
United States	$89,921	$94,734
Belgium	19,439	21,524
Other foreign entities	16,187	18,783
Total	$125,547	$135,041

(16) Commitments and Contingencies

The Company has certain purchase commitments under agreements with remaining terms in excess of a year primarily related to printer assemblies, inventory, capital expenditures, and software licenses. As of June 30, 2024, such purchase commitments totaled $19,720, with approximately $10,850 of the purchase obligations expected to be due within the next twelve months.

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

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Commitments

Government Settlement

Beginning in October 2017, the Company undertook an internal investigation relating to possible violations of U.S. export control laws, including the International Traffic in Arms Regulations administered by the Directorate of Defense Trade Controls of the Department of State (“DDTC”) and the Export Administration Regulations administered by the Bureau of Industry and Security of the Department of Commerce (“BIS”). In February 2023, the Company settled these matters with the U.S. Department of Justice (“DOJ”), DDTC and BIS. As a part of these settlement agreements, the Company agreed to pay $15,048 in civil monetary penalties to these agencies, with an additional $10,000 suspended penalty amount to be allocated to remedial compliance measures required by DDTC. The penalty amounts subject to payment were broken down as follows: DDTC, $10,000 (payable in three installments over a three-year period); BIS, $2,778; and DOJ, $2,270. During the six months ended June 30, 2024, we paid the second installment penalty of $3,500 in accordance with the DDTC settlement agreement. The original $10,000 suspended penalty has not been recognized as a liability, as it will be recognized as incurred for remedial compliance measures during the three-year term of the settlement agreement. The application of the Company’s spend on remedial compliance measures as a reduction to the original $10,000 suspended penalty must be approved by DDTC, which approval will be sought on an annual basis in accordance with the terms of the settlement agreement. In February 2024, the DDTC formally approved (1) the application of $2,294 of remedial compliance spend occurring during the year ended December 31, 2023 against the suspended penalty and (2) a reduction of the suspended penalty to $7,706. Any portion not expended for compliance measures at the end of the three-year term of the settlement agreement will be paid by the Company to DDTC.

We initially accrued liabilities related to the foregoing matters during the year ended December 31, 2022, which included recording the $10,000 DDTC civil monetary penalty at a discount using the risk-free interest rate in effect at the time of recognition, due to the multiple annual periods over which the amount would be paid. We have made payments in accordance with the settlement terms and, as of June 30, 2024, the remaining unsettled liability related to the Government Settlement was $2,926, which is expected to be due by February 2025.

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

Litigation

Securities Class Action

The Company and certain of its current and former executive officers were named as defendants in a consolidated putative stockholder class action lawsuit in the United States District Court for the Eastern District of New York. The action is styled In re 3D Systems Securities Litigation, No. 1:21-cv-01920-NGG-TAM (E.D.N.Y.) (the “Securities Class Action”). The complainant alleged that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the current and former executive officers named as defendants were control persons under Section 20(a) of the Exchange Act. The complainant sought monetary damages on behalf of the purported class. On October 28, 2022, the parties notified the District Court that they reached an agreement in principle resolving this action and, on December 19, 2022, Lead Plaintiff filed a motion seeking entry of an order preliminarily approving the settlement and establishing notice procedures. The District Court held a final fairness hearing on November 21, 2023 and subsequently entered the Order and Final Judgement approving the Securities Class Action settlement and dismissing the Securities Class Action claims with prejudice on January 4, 2024. The time for any party to appeal expired on February 5, 2024, and no appeals were filed. The matter is now concluded.

In connection with the resolution of the Securities Class Action, we reached a settlement of $4,000, of which $749 was paid by the Company during the twelve months ended December 31, 2023 and the remaining $3,251 was paid by insurance during the twelve months ended December 31, 2023.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Termination of Volumetric Milestones Related to Potential Earnout Payments

Following the acquisition of Volumetric in 2021, the Company could have been required to pay up to $355,000 of acquisition-related earnout payments to the former owners of Volumetric if the Company were to achieve seven non-financial, science-based milestones prior to either December 31, 2030 or December 31, 2035 (refer to Note 11). Due to the loss of funding from the Company's key strategic partner for kidney and liver research and development efforts, the Company notified the former owners of Volumetric on February 24, 2024 that it was terminating the four milestones that related to those kidney and liver research and development efforts, as achievement was no longer financially viable. As a result of the termination of the four milestones, the Company's maximum liability for acquisition-related earnout payments was reduced to $175,000, which would have been payable if each of the three remaining non-financial, science-based milestones was achieved within the timeframes set forth in the Volumetric acquisition agreement.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 29, 2024, the former owners of Volumetric notified the Company that they were initiating dispute resolution under the provisions of the acquisition agreement in an effort to recover the $355,000. The parties did not reach a resolution during the 30-day negotiation period following this notice and now have entered into non-binding mediation in accordance with the terms of the acquisition agreement.

On April 29, 2024, two key employees from Volumetric ("Volumetric Key Employees"), who were required to be employed at the time of achievement of each non-financial, science-based milestone outlined in the Volumetric acquisition agreement for each related acquisition earnout payment to become payable, resigned from their positions with the Company. As discussed in Note 11, four of the seven Volumetric milestone-based earnout payments were previously cancelled as achievement was no longer deemed financially viable. As a result of the resignation of the Volumetric Key Employees, all parties to which the remaining three milestone-based earnout payments totaling $175,000 were potentially payable were notified that such amount was no longer eligible to be earned. While the Volumetric Key Employees claim that their terminations were for good reason, which would preserve the rights to milestone-based earnout payments under the Volumetric acquisition agreement, the Company vigorously denies this claim. Presently, no lawsuit has been filed by the former owners of Volumetric to which milestone-based earnout payments were potentially payable, and there is no reasonable estimate or range of estimates of potential financial liability associated with this matter.

On August 21, 2024, the Company proposed a settlement of $1,750 with the former shareholders and key employees of Volumetric during mediation. The proposed settlement was accrued as of June 30, 2024. As of August 29, 2024, the mediation process between the parties remains ongoing.

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

Cash equivalents are valued utilizing the market approach to measure fair value for financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value as of June 30, 2024 and December 31, 2023 because of the relatively short duration of these instruments.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets measured at fair value on a recurring basis as of June 30, 2024 include money market funds with a fair value of $125,512, which are included in cash and cash equivalents on the consolidated balance sheet, and for which Level 1 inputs are used to measure at fair value. We did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the three and six months ended June 30, 2024.

Assets measured at fair value on a recurring basis as of December 31, 2023 include money market funds with a fair value of $255,984, which are included in cash and cash equivalents on the consolidated balance sheet, and for which Level 1 inputs are used to measure at fair value.

(18) Restructuring and Exit Activity Costs

Restructuring Plan Objectives and Status of Execution

In 2023, the Company commenced a multi-faceted restructuring plan (the “2023 Restructuring Plan”) to improve operating efficiencies throughout the organization and drive long-term value creation. The key initiatives of the plan, some of which are ongoing, were announced in 2023 and included:

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

As of June 30, 2024, the Company has substantially completed its in-sourcing activities. Actions taken to reduce headcount commenced during the year ended December 31, 2023, continued throughout the quarter ended June 30, 2024, and are expected to be substantially completed during the quarter ended September 30, 2024. Beginning during our fourth quarter ended December 31, 2023, and continuing throughout the quarter ended June 30, 2024, the Company (1) has been identifying and evaluating its opportunities to exit leased facilities, (2) has been both developing and starting to execute against its relocation plans, and (3) and is actively marketing facilities that have been successfully exited for sublease. The decision-making, planning and execution related to our planned facility exits will continue throughout 2024. In addition, the Company has ongoing actions related to the reduction of third-party costs.

2023 Restructuring Plan Costs, Cash Settlements and Recognized Liabilities

Since inception of the 2023 Restructuring Plan, we have incurred $7,891 of severance charges related to headcount reductions, inclusive of $(402) and $(351) which has been recognized in our consolidated statement of operations for the three and six months ended June 30, 2024. These charges relate to employee severance and termination benefit costs that are generally recognized when probable and estimable because they are typically being determined consistent with the Company’s past practices or statutory law. During the quarter ended June 30, 2024, we recorded a reduction of approximately $1,000 from our severance accrual included in cost of sales as a result of the decision to continue to operate certain facilities during the second quarter, the reduction in severance costs was partially offset by incremental severance charges in selling, general and administrative expenses as well as research and development. We currently expect aggregate headcount reduction costs related to our 2023 Restructuring Plan activities not to exceed $9,000 when this initiative is completed.

We may incur non-cash impairment charges as a result of exiting leased facilities if the carrying values of the related right-of-use asset balances and other related asset balances (e.g., leasehold improvements) will not be fully recoverable through our efforts to sublease an exited facility. Since inception of our 2023 Restructuring Plan, with the exception of certain amounts paid to terminate certain leases early, our consolidated financial statements have not reflected material transactions or charges resulting from decisions to exit facilities because either (1) the Company has not ceased use of a facility that it plans to exit or (2) an individual facility (and any related assets, as applicable) do not yet qualify to be measured for impairment separate from the asset group to which it has historically belonged, which would generally occur when we have entered into a sublease. During the six months ended June 30, 2024, we have paid $489 to terminate certain leases related to facilities identified as part of our facilities exit plan. In addition, during 2023 the Company recognized $628 of impairment charges related to certain fixed assets that were retired in connection with the Company’s restructuring activities. There have been no impairment charges related to fixed assets recognized during the three and six months ended June 30, 2024.

The following table provides details regarding restructuring charges recorded and amounts that were settled with cash during the six months ended June 30, 2024 and June 30, 2023, as well as our remaining accrued liability reported in our consolidated balance sheet as of June 30, 2024 and June 30, 2023:

(in thousands)	June 30, 2024	June 30, 2023
Balance at beginning of period	$3,933	$—
Costs incurred during the period	(351)	3,018
Amounts settled with cash	2,304	1,962
Balance at the end of period	$1,278	$1,056

The severance, termination benefits and other employee costs that have been incurred during the three and six months ended June 30, 2024 and June 30, 2024 are reflected in our consolidated statement of operations as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total cost of sales	$(1,025)	$—	$(992)	$—
Selling, general and administrative	430	3,018	448	3,018
Research and development	193	—	193	—
Total	$(402)	$3,018	$(351)	$3,018

(19) Subsequent Events

We have evaluated subsequent events through the date these financial statements were issued and determined there were no events that required disclosure or recognition in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q (the “Financial Statements”). Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that may affect our future performance that are discussed in greater detail under the headings “Forward Looking Statements” below; in Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q; and in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).

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

Recent Developments and Updates Regarding Strategic Initiatives

Ongoing Fiscal Year 2023 Restructuring Plan

Restructuring Plan Objectives and Status of Execution

In 2023, the Company commenced a multi-faceted restructuring plan (the “2023 Restructuring Plan”) to improve operating efficiencies throughout the organization and drive long-term value creation. The key initiatives of the plan, some of which are ongoing, were announced in 2023 and included:

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

As of June 30, 2024, the Company has substantially completed its in-sourcing activities. Actions taken to reduce headcount commenced during the year ended December 31, 2023, continued throughout the three and six months ended June 30, 2024, and are expected to be substantially completed during the quarter ended September 30, 2024. Beginning during our fourth quarter ended December 31, 2023, and continuing throughout the six months ended June 30, 2024, the Company (1) has been identifying and evaluating its opportunities to exit leased facilities, (2) has been both developing and has commenced execution against its relocation plans, and (3) is actively marketing facilities that have been successfully exited for sublease. The decision-making, planning and execution related to our planned facility exits will continue throughout 2024 and into 2025. In addition, the Company has ongoing actions related to the reduction of third-party costs.

2023 Restructuring Plan Costs, Cash Settlements and Recognized Liabilities

Since inception of the 2023 Restructuring Plan, we have incurred $7.9 million related to headcount reductions. These charges relate to employee severance and termination benefit costs that are generally recognized when probable and estimable because they are typically being determined consistent with the Company’s past practices or statutory law.

The severance, termination benefits and other employee costs that have been incurred during the six months ended June 30, 2024 and 2023 are reflected in our consolidated statement of operations as follows:

(in thousands)	June 30, 2024	June 30, 2023
Balance at beginning of period	$3,933	$—
Costs incurred during the period	(351)	3,018
Amounts settled with cash	2,304	1,962
Balance at the end of period	$1,278	$1,056

As of June 30, 2024, we have incurred $0.5 million in lease termination costs and, during 2023, we recorded $0.6 million in incremental impairment charges related to certain fixed assets that have been retired in connection with the Company’s restructuring. We expect to incur additional cash expenditures related to our planned facility exits and relocation activities, which will be recognized as incurred. We also may incur non-cash impairment charges as a result of exiting leased facilities if the carrying values of the related right-of-use asset balances and other related asset balances (e.g., leasehold improvements) will not be fully recoverable through our efforts to sublease an exited facility. We currently expect aggregate annualized cost savings from our 2023 Restructuring Plan to be between $45.0 and $55.0 million when completed.

Other Strategic Business Decisions and Cost Saving Initiatives

Oqton

Throughout the six months ended June 30, 2024, the Company continued to evaluate strategic alternatives related to Oqton, Inc. ("Oqton") MOS, for which the Company previously disclosed during the year ended December 31, 2023 that it is more likely than not the business would be sold or otherwise disposed of. In connection with the expectation to sell or otherwise dispose of Oqton MOS, management previously assessed whether the carrying value of this asset group’s long-lived assets was recoverable, which resulted in a full impairment of the asset group's intangible assets during the year ended December 31, 2023. No incremental impairment charges have been recognized with respect to the carrying values of the asset group's other assets during the three or six months ended June 30, 2024. As a result of the impairment of Oqton MOS’s intangible assets during the year ended December 31, 2023, the Company has recognized lower amortization expense attributable to intangible assets for the three and six months ended June 30, 2024.

During May 2024, the Company completed the sale of the portion of the Oqton MOS business that was focused on the dental market ("Oqton Dental") in exchange for a de minimis amount of cash, resulting in the transfer of a limited portion of Oqton MOS's personnel and a de minimis amount of fixed assets. The sale of Oqton Dental does not qualify as a discontinued operation, as it does not represent a strategic shift that will have a major effect on our overall business operations; however, the transfer of personnel is expected to provide cost savings from the date of the disposal of Oqton Dental. The Company continues to evaluate strategic alternatives related to the remaining portion of Oqton MOS that the Company continues to hold.

Incremental Investment in NAMI

In May 2024, the Company made an incremental investment of $2.5 million in NAMI, the Company's joint venture with Dussur. Refer to Note 6 for additional details regarding this equity method investment.

Investing in Regenerative Medicine

Within our Healthcare Solutions segment, a portion of our business focuses on opportunities for additive manufacturing to be applied to regenerative medicine. To date, our efforts in the area of regenerative medicine have consisted primarily of pre-commercial bio-technology research and development (“R&D”) in the areas described below.

Our first area of focus is the use of additive manufacturing for human organ transplantation, with a long-term goal of helping patients with end-stage disease receive transplants that will enable them to enjoy long and active lives. This program combines our 3D printing expertise and capabilities in human tissue engineering with the regenerative medicine and biotechnology expertise of a key strategic partner. Through the start of 2024, our program focused on developing the capability to print organ scaffolds for human lungs, kidneys and livers. However, beginning in the first quarter of 2024, due to changes to our arrangement with and funding from our key strategic partner, the Company’s continuing organ program shifted its focus to developing the capability to print human lung scaffolds, for which the related R&D efforts will continue to be primarily funded by our key strategic partner. Refer to Note 11 and Note 16 to the Financial Statements for additional information regarding the impact of the changes to this program.

Our second area of focus seeks to utilize our bio-printing capabilities to design and manufacture 3D-printed vascularized “organs-on-chips” for use in drug development by pharmaceutical industry customers through our wholly-owned biotech company, Systemic Bio. We believe that “organs-on-chips” can accelerate the drug development process and reduce the cost of pre-clinical drug testing, as well as reduce the pharmaceutical industry’s reliance on animal testing. Systemic Bio combines 3D Systems’ legacy expertise in high-resolution 3D printing with advanced capabilities in bioprinting and biomaterials to design and market 3D-printed, vascularized “organs-on-chips”. During the year ended December 31, 2023, Systemic Bio entered into its first commercial contracts with pharmaceutical industry customers.

Acquisition of Wematter (See Note 2 to the Financial Statements for further details)

On July 1, 2023, the Company completed the acquisition of Wematter AB (“Wematter”), a Swedish 3D printer manufacturer, for which post-acquisition results are included in our Industrial Solutions segment. The acquisition broadens 3D Systems’ Selective Laser Sintering (SLS) portfolio. Consideration for this acquisition consisted of approximately $10.2 million in cash, subject to customary post-closing adjustments. The Company also may be required to pay an additional €2.0 million in cash, contingent upon the achievement of certain post-closing performance conditions and the continued employment of certain key employees of Wematter for two years after the closing date of the acquisition. As of June 30, 2024, management does not believe that achievement of the post-closing performance conditions is probable.

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

In addition to changes in sales volumes, there are two other primary drivers of changes in revenue from one period to another: (1) the combined effect of changes in product mix and average selling prices and (2) the impact of fluctuations in foreign currencies. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), the price and mix effects relate to changes in revenue that are not able to be specifically attributed to changes in unit volume or changes in foreign exchange rates.

How We Assess the Performance of Our Business

We manage operations through the two business segments described above. In addition to our consolidated GAAP financial measures, we review Adjusted EBITDA.

We believe Adjusted EBITDA is a helpful supplemental measure to assist us and investors in evaluating our operating results, as Adjusted EBITDA excludes certain items for which the fluctuation from period to period does not necessarily correspond to changes in the operations of our business. Adjusted EBITDA represents net income (loss), plus income tax (provision) benefit, interest and other income (expense), net, stock-based compensation expense, amortization of intangible assets, depreciation expense, and certain other non-GAAP adjustments. We believe that the adjustments applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about our operating and financial performance without (1) the effect of certain material non-cash items and (2) certain items that we do not believe to be core to our operations.

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

For further information regarding Adjusted EBITDA, see “Reconciliation of non-GAAP Measures” below.

Consolidated Financial Results for the Three and six Months Ended June 30, 2024 and 2023

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue:
Products	$71,733	$89,165	$135,784	$173,553
Services	41,519	39,029	80,373	75,877
Total revenue	113,252	128,194	216,157	249,430
Cost of sales:
Products	42,451	56,135	82,038	106,015
Services	23,703	22,043	46,099	46,301
Total cost of sales	66,154	78,178	128,137	152,316
Gross profit	47,098	50,016	88,020	97,114
Operating expenses:
Selling, general and administrative	51,494	58,983	108,798	117,268
Research and development	22,016	22,762	45,496	44,971
Total operating expenses	73,510	81,745	154,294	162,239
Loss from operations	(26,412)	(31,729)	(66,274)	(65,125)
Interest and other income (expense), net:
Foreign exchange (loss) gain, net	(723)	(1,273)	1,186	(1,645)
Interest income	1,452	5,343	4,250	9,889
Interest expense	(624)	(939)	(1,338)	(1,680)
Other (expense) income, net	384	83	21,770	525
Total non-operating income	489	3,214	25,868	7,089
Loss before income taxes	(25,923)	(28,515)	(40,406)	(58,036)
Provision for income taxes	(476)	(222)	(1,847)	(230)
Loss on equity method investment, net of income taxes	(902)	(142)	(1,149)	(142)
Net loss before redeemable non-controlling interest	(27,301)	(28,879)	(43,402)	(58,408)
Less: net (loss) income attributable to redeemable non-controlling interest	(43)	16	(143)	(92)
Net loss attributable to 3D Systems Corporation	$(27,258)	$(28,895)	$(43,259)	$(58,316)

Other Financial Data:
Adjusted EBITDA	$(12,914)	$(6,898)	$(32,974)	$(16,993)

Consolidated Operating Results for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Consolidated revenue

The following table sets forth changes in our products and services revenue for the three months ended June 30, 2024 and 2023.

(Dollars in thousands)	Products		Services		Total
Revenue — three months ended June 30, 2023	$89,165	69.6%	$39,029	30.4%	$128,194	100.0%
Change in revenue:
Volume	(13,400)	(15.0)%	2,783	7.1%	(10,617)	(8.3)%
Price/mix	(3,298)	(3.7)%	—	—%	(3,298)	(2.6)%
Foreign currency translation	(734)	(0.8)%	(293)	(0.8)%	(1,027)	(0.8)%
Net change	(17,432)	(19.6)%	2,490	6.3%	(14,942)	(11.7)%
Revenue — three months ended June 30, 2024	$71,733	63.3%	$41,519	36.7%	$113,252	100.0%

Products revenue

For the three months ended June 30, 2024, products revenue decreased by $17.4 million, or 19.6%, as compared to the three months ended June 30, 2023. This decrease is primarily attributable to lower sales volume. The $13.4 million, or 15.0%, decrease in products revenue due to lower sales volume reflects a $12.8 million decrease in revenue that is primarily attributable to lower printer and products sales and a $0.6 million decrease in revenue attributable to a lower volume of materials sales. Printer sales volume decreased for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to (1) a significant decline in printer sales to our key customer in the dental industry, to which we also expect limited printer sales for the remainder of 2024, and (2) the general impact of macroeconomic conditions on printer sales more broadly across our business due to the capital expenditure nature of such customer purchases. Due to the high price of certain 3D printers, our total products revenue has been materially impacted by these period-over-period changes in the concentration of printer orders and shipments.

In addition, products revenue decreased $2.1 million due to the loss of revenue attributable to our regenerative medicine kidney and liver R&D program, as well as a decrease in revenue recognized related to our regenerative medicine lung R&D program due to less R&D activity performed during the three months ended June 30, 2024. Refer to the discussion of "Investing in Regenerative Medicine" within the "Recent Developments and Updates Regarding Strategic Initiatives" section of this MD&A for additional details regarding the change to our organs R&D program that resulted in the loss of revenue attributable to kidney and liver research.

A lower volume of materials sales contributed to a $0.6 million decrease in products revenue. This impact due to the change in the volume of materials sales reflects a significant increase in materials sold to our key customer in the dental industry, to which materials sales returned to normalized levels for the three months ended June 30, 2024, offset by lower volume of materials sales elsewhere in the business. During the three months ended June 30, 2023, we experienced lower volume of materials sales to our key customer in the dental industry due to the customer's higher inventory on hand during the period. During the three months ended June 30, 2024, materials sales were lower elsewhere in our business due to the slower sell through of inventory on-hand at certain customers.

Products revenue for the three months ended June 30, 2024 decreased $3.3 million due to changes in price/mix, which reflects an unfavorable impact of the increased sales of materials to our key customer in the dental industry at lower pricing as compared to the three months ended June 30, 2023.

Services revenue

For the three months ended June 30, 2024, services revenue increased by $2.5 million, or 6.3%, as compared to the three months ended June 30, 2023. This increase was primarily driven by increases in personalized healthcare services revenue, an increase in parts and maintenance revenue related to the installed printer base at our key dental industry customer, and revenue generated from a significant Industrial Solutions services contract that had not been executed as of June 30, 2023, partially offset by a decrease in parts manufacturing revenue recognized by our Healthcare Solutions segment during the three months ended June 30, 2024.

Total revenue

For the three months ended June 30, 2024, revenue decreased by $14.9 million, or 11.7%, as compared to the three months ended June 30, 2023. This decrease was primarily driven by the $17.4 million decrease in our products revenue, which was only partially offset by a $2.5 million increase in our services revenue. Refer to the discussions of products revenue and services revenue above for additional details.

Consolidated gross profit

	Three Months Ended
	June 30, 2024		June 30, 2023		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$29,282	40.8%	33,030	37.0%	$(3,748)	(11.3)%	3.8	10.3%
Services	17,816	42.9%	16,986	43.5%	830	4.9%	(0.6)	(1.4)%
Total	$47,098	41.6%	$50,016	39.0%	$(2,918)	(5.8)%	2.6	6.7%

Consolidated gross profit and gross profit margin

Our consolidated gross profit for the three months ended June 30, 2024 decreased $2.9 million, or 5.8%, to $47.1 million, as compared to $50.0 million for the three months ended June 30, 2023. Our consolidated gross profit margin increased to 41.6% for the three months ended June 30, 2024, as compared to 39.0% for the three months ended June 30, 2023.

Our consolidated gross profit was negatively impacted by the $14.9 million, or 11.7%, decrease in our consolidated revenue for the three months ended June 30, 2024. The decrease in our products revenue significantly exceeded the increase in our services revenue and, accordingly, the decrease in products gross profit due to lower products revenue was only partially offset by the increase in services gross profit attributable to higher services revenue.

Partially offsetting the decrease in our consolidated gross profit attributable to our lower reported revenue is the 260 basis point increase in our consolidated gross profit margin for the three months ended June 30, 2024. This increase in our consolidated gross profit margin for the three months ended June 30, 2024 was primarily driven by the significant increase in the gross profit margin realized on our products revenue, which was only partially offset by the decrease in the gross margin realized on our services revenue. Our consolidated gross profit margin also increased due to the increase in services revenue as a percentage of total revenue for the three months ended June 30, 2024, when compared to the products revenue versus services revenue mix for the three months ended June 30, 2023.

Refer to the discussions below for details regarding the factors that have impacted products and services gross profit and products and services gross profit margins for the three months ended June 30, 2024.

Products gross profit and gross profit margin

For the three months ended June 30, 2024, gross profit from products sales decreased by $3.7 million, or 11.3%, as compared to the three months ended June 30, 2023. This decrease in gross profit from products sales is primarily due to the $17.4 million, or 19.6% decrease in products revenue. Partially offsetting the impact of the lower products revenue for the three months ended June 30, 2024 is the 380 basis point increase in the gross profit margin realized on our products revenue. The most significant contributors to the increase in our products gross profit margin are (1) the increase in higher margin materials revenue as a percentage of our total products revenue and (2) the impact of the Company's adjustment to its estimate of severance related costs.

Services gross profit and gross profit margin

For the three months ended June 30, 2024, gross profit from services sales increased $0.8 million, or 4.9%, as compared to the three months ended June 30, 2023. The increase in services gross profit for the three months ended June 30, 2024 is primarily due to the $2.5 million, or 6.3%, increase in services revenue for the three months ended June 30, 2024. Partially offsetting the impact of the higher services revenue for the three months ended June 30, 2024 is the 60 basis point decrease in the gross profit margin realized on our services revenue. This decrease in realized services gross profit margin was primarily due to cost inflation.

Consolidated selling, general and administrative expense

Selling, general and administrative ("SG&A") expense for the three months ended June 30, 2024 decreased $7.5 million, or 12.7%, to $51.5 million, as compared to $59.0 million for the three months ended June 30, 2023. The primary drivers of the $7.5 million decrease in SG&A expense reported for the three months ended June 30, 2024 are as follows:

Primary drivers (in thousands)	Increase / (Decrease)
Compensation and benefits	$(6,495)
Amortization expense	(1,052)
Volumetric earnout	978
Audit, legal and third-party consulting costs	226
Other	(1,146)
Total change	$(7,489)

Compensation expense and benefits

Compensation and benefits expense decreased by $6.5 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This decrease was primarily driven by a $4.5 million decrease in stock-based and bonus incentive compensation expense and a $1.6 million decrease in severance expense. The decrease in stock-based compensation expense for the three months ended June 30, 2024 is primarily due to (1) the reversal of previously recognized expense as a result of the current period forfeitures of a significant volume of unvested awards that were held by employees terminated under the Company's 2023 Restructuring Plan and (2) the delayed grant of fiscal year 2024 annual share-based payment awards, which will not occur until after the Company holds its annual stockholder meeting, assuming the Company's stockholders approve the Company's amended and restated 2015 Incentive Plan. The decrease in stock-based compensation expense related to award forfeitures and delayed grants of new stock-based compensation awards during fiscal year 2024 has been partially offset by a significant increase in stock-based compensation expense recognized under the Company's separate Systemic Bio Phantom Unit Plan, as well as the accelerated vesting of shares that will be granted to settle the Company's dp polar earnout obligation. Refer to Note 11 to the Financial Statements for additional details regarding stock-based compensation recognized under the Company's Systemic Bio Phantom Unit Plan and related to the dp polar earnout.

Cash bonus expense for the three months ended June 30, 2024 and June 30, 2023 reflects the amount of cash bonus compensation required to be recognized to appropriately report the Company's bonus liability as of each respective balance sheet date. The liability reported as of each balance sheet date is based upon management's estimate of annualized bonus expense after consideration of the Company's performance relative to annual performance targets established under the bonus plan. Cash bonus expense recognized for the three months ended June 30, 2024 decreased as compared to the three months ended June 30, 2023 based upon management's estimates of fiscal year 2024 and fiscal year 2023 annual bonus expense as of the respective balance sheet dates.

The decrease in severance expense recognized for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, is due to the recognition of significantly higher severance and termination benefit charges under our 2023 Restructuring Plan during the prior year period. Under our 2023 Restructuring Plan, employee severance and termination benefit costs are generally recognized when probable and estimable because they are typically being determined consistent with the Company’s past practices or statutory law.

Amortization expense

Amortization expense decreased by $1.1 million for the three months ended June 30, 2024 due to the impairment charges that reduced the carrying values of intangible assets included in the Oqton MOS and dp polar asset groups to $0 during the three months ended September 30, 2023 and December 31, 2023, respectively. Refer to the discussion of "Other Strategic Business Decisions and Cost Saving Initiatives" within the "Recent Developments and Updates Regarding Strategic Initiatives" section of this MD&A for additional details regarding the Company's recent actions taken with respect Oqton. Amortization expense attributable to intangible assets recorded in connection with the Company's July 1, 2023 acquisition of Wematter partially offset the lower amortization expense resulting from the impairment of the intangible asset balances previously included in the Oqton MOS and dp polar asset groups.

Volumetric earnout

For the three months ended June 30, 2023, the Company recognized a reversal of a portion of the previously accrued Volumetric earnout expense, as compared to the recognition of no expense for the three months ended June 30, 2024. The reversal of Volumetric expense in the prior year period was due to an increase in the estimated amount of time that it would take the Company to the achieve the non-financial, scientific milestone that would trigger the $65 million earnout payment that the Company had previously concluded was probable of becoming due in the future. During the quarter ended September 30, 2023, the Company ceased the recognition of compensation expense related to this potential $65 million earnout payment and reversed all compensation expense that previously had been recognized, as the Company concluded that the non-financial, science-based milestone to which the earnout payment related was no longer probable of being achieved given a reduction in the budgeted funding for the related R&D efforts. Furthermore, as a result of events that occurred during the six months ended June 30, 2024, the Company has notified the sellers of Volumetric that they are no longer eligible to earn any of the milestone-based earnout payments contemplated in the Volumetric acquisition agreement. Refer to the discussions in Note 11 and Note 16 to the Financial Statements, for additional details regarding the Company's cancellations of the Volumetric sellers' rights to future earnout payments, as well as actions taken in response to these cancellations.

Audit, legal and third-party consulting costs

Audit, legal and third-party consulting costs increased $0.2 million for the three months ended June 30, 2024 primarily due to significant increases in the cost to complete our fiscal year 2023 audit, including costs paid to our former independent registered public accounting firm, third-party accounting and finance consulting support costs, and costs incurred in connection with the Company's export control remedial compliance activities undertaken in lieu of payment of an additional settlement amount under the agreement reached with the DDTC in February 2023 (Refer to Note 16 to the Financial Statements). The increases in audit, third-party accounting support, and compliance costs were significantly offset by reductions in litigation and acquisition related legal costs. In addition, we incurred a significant amount of costs for the three months ended June 30, 2023 relating to our restructuring and finance transformation efforts that were not incurred in the three months ended June 30, 2024.

Consolidated research and development expense

R&D expense for the three months ended June 30, 2024 decreased $0.8 million, or 3.3%, to $22.0 million as compared to $22.8 million for the three months ended June 30, 2023. This decrease in R&D expense was primarily driven by cost savings realized under the Company's 2023 Restructuring Plan. Partially offsetting the cost savings from the Company's 2023 Restructuring Plan are increases in R&D costs related to (1) the year-over-year ramp up of activities performed by our wholly-owned bio-tech subsidiary, Systemic Bio, which is focused on the design and manufacture of 3D-printed vascularized “organs-on-chips” for use in drug development by pharmaceutical industry customers and (2) R&D costs attributable to Wematter, which we acquired subsequent to the six months ended June 30, 2023. Refer to the discussions of "Investing in Regenerative Medicine" and "Acquisitions" in the "Recent Developments and Updates Regarding Strategic Initiatives" section of this MD&A for additional details regarding Systemic Bio and the Wematter acquisition. Further offsetting the cost savings from the Company's 2023 Restructuring Plan is R&D expense that continued to be incurred related to the kidney and liver regenerative medicine R&D program (1) after the focus of the Company's organ program with its strategic partner shifted solely to developing the capability to print lung scaffolds and (2) prior to fully winding down or reallocating the resources that had been committed to the kidney and liver program.

Consolidated operating loss

Our operating loss for the three months ended June 30, 2024 was $26.4 million, as compared to a $31.7 million operating loss for the three months ended June 30, 2023. Our reported operating loss for the three months ended June 30, 2024 decreased as the aggregate impacts of the increase in our gross profit realized on services revenue and decreases in reported SG&A expense and R&D expense exceeded the decrease in our gross profit resulting from our lower reported products revenue. Refer to the revenue, gross profit and cost discussions above for additional details.

Consolidated Operating Results for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

The following table sets forth changes in our products and services revenue for the six months ended June 30, 2024 and 2023.

(Dollars in thousands)	Products		Services		Total
Revenue — six months ended June 30, 2023	$173,553	69.6%	$75,877	30.4%	$249,430	100.0%
Change in revenue:
Volume	(33,403)	(19.2)%	4,770	6.3%	(28,633)	(11.5)%
Price/mix	(3,597)	(2.1)%	1	—%	(3,596)	(1.4)%
Foreign currency translation	(769)	(0.4)%	(275)	(0.4)%	(1,044)	(0.4)%
Net change	(37,769)	(21.8)%	4,496	5.9%	(33,273)	(13.3)%
Revenue — six months ended June 30, 2024	$135,784	62.8%	$80,373	37.2%	$216,157	100.0%

Products revenue

For the six months ended June 30, 2024, products revenue decreased by $37.8 million, or 21.8%, as compared to the six months ended June 30, 2023. This decrease is primarily attributable to lower sales volume. The $33.4 million, or 19.2%, decrease in products revenue due to lower sales volume reflects a $38.0 million decrease in revenue that is primarily attributable to a lower volume of printer and other products sales, partially offset by a $4.6 million increase in revenue attributable to a higher volume of materials sales. Printer sales volume decreased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to (1) a significant decline in printer sales to our key customer in the dental industry, to which we also expect limited printer sales for the remainder of 2024, and (2) the general impact of macroeconomic conditions on printer sales more broadly across our business due to the capital expenditure nature of such customer purchases. Due to the high price of certain 3D printers, our total products revenue has been materially impacted by these period-over-period changes in the concentration of printer orders and shipments.

In addition, printer and products revenue decreased $4.9 million due to the loss of revenue attributable to our regenerative medicine kidney and liver R&D program, as well as lower revenue recognized related to our regenerative medicine lung R&D program due to less R&D activity performed during the six months ended June 30, 2024. Refer to the discussion of "Investing in Regenerative Medicine" within the "Recent Developments and Updates Regarding Strategic Initiatives" section of this MD&A for additional details regarding the change to our organs R&D program that resulted in the loss of revenue attributable to kidney and liver research.

The decrease in products revenue attributable to the lower volume of printer sales and the decrease in R&D activity performed under our regenerative medicine organ program was partially offset by a $4.6 million increase in revenue attributable to a higher volume of materials sales. This increase in volume was primarily driven by increased materials sales to our key customer in the dental industry, which returned to normalized levels for the six months ended June 30, 2024. During the six months ended June 30, 2023, we experienced significantly lower materials sales to this key customer due to the customer's higher inventory on hand during the period. The higher volume of materials sales to our key customer in the dental industry were partially offset by lower materials sales volume elsewhere in our business, largely driven by slower sell through of materials inventory at certain customers.

Products revenue for the six months ended June 30, 2024 decreased $3.6 million due to changes in price/mix, which primarily reflects an unfavorable impact of the increased sales of materials to our key customer in the dental industry at lower pricing as compared to the six months ended June 30, 2023. As materials sales volume decreased elsewhere in our business, materials sales to this key customer in the dental industry also represented a higher percentage of our total materials sales.

Services revenue

For the six months ended June 30, 2024, services revenue increased by $4.5 million, or 5.9%, as compared to the six months ended June 30, 2023. This increase was primarily driven by increases in personalized healthcare services revenue, an increase in parts and maintenance revenue related to the installed printer base at our key dental industry customer, and revenue generated from a significant Industrial Solutions services contract that had not been executed as of June 30, 2023, partially offset by a decrease in parts manufacturing revenue recognized by our Healthcare Solutions segment during the six months ended June 30, 2024.

Total revenue

For the six months ended June 30, 2024, revenue decreased by $33.3 million, or 13.3%, as compared to the six months ended June 30, 2023. This decrease was primarily driven by the $37.8 million decrease in our products revenue, which was only partially offset by a $4.5 million increase in our services revenue. Refer to the discussions of products revenue and services revenue above for additional details.

Consolidated gross profit

	Six Months Ended
	June 30, 2024		June 30, 2023		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$53,746	39.6%	67,538	38.9%	$(13,792)	(20.4)%	0.7	1.8%
Services	34,274	42.6%	29,576	39.0%	4,698	15.9%	3.6	9.2%
Total	$88,020	40.7%	$97,114	38.9%	$(9,094)	(9.4)%	1.8	4.6%

Consolidated gross profit and gross profit margin

Our consolidated gross profit for the six months ended June 30, 2024 decreased $9.1 million, or 9.4%, to $88.0 million, as compared to $97.1 million for the six months ended June 30, 2023. Our consolidated gross profit margin increased to 40.7% for the six months ended June 30, 2024, as compared to 38.9% for the six months ended June 30, 2023.

Our consolidated gross profit was negatively impacted by the $33.3 million, or 13.3%, decrease in our consolidated revenue for the six months ended June 30, 2024. The decrease in our products revenue significantly exceeded the increase in our services revenue and, accordingly, the decrease in products gross profit due to lower products revenue was only partially offset by the increase in services gross profit attributable to higher services revenue.

Partially offsetting the decrease in our consolidated gross profit attributable to lower consolidated revenue is the 180 basis point increase in our consolidated gross profit margin for the six months ended June 30, 2024. This increase in our consolidated gross profit margin for the six months ended June 30, 2024 was driven by the significant increase in the gross profit margin realized on our services revenue, as well as the increase in services revenue as a percentage of total revenue, when compared to the products revenue versus services revenue mix for the six months ended June 30, 2023.

Refer to the discussions below for details regarding the factors that have impacted products and services gross profit and products and services gross profit margins for the six months ended June 30, 2024.

Products gross profit and gross profit margin

For the six months ended June 30, 2024, gross profit from products sales decreased by $13.8 million, or 20.4%, as compared to the six months ended June 30, 2023. This decrease in gross profit from products sales is primarily due to the $37.8 million, or 21.8% decrease in products sales revenue. Our gross profit margin improved to 39.6% for the six month periods ended June 30, 2024 compared to 38.9% for the six months ended June 30, 2023, respectively, due to the reduction of previously accrued severance.

Services gross profit and gross profit margin

For the six months ended June 30, 2024, gross profit from services sales increased $4.7 million, or 15.9%, as compared to the six months ended June 30, 2023. The increase in services gross profit for the six months ended June 30, 2024 was driven by a $4.5 million, or 5.9%, increase in our reported services revenue, as well as a 360 basis point increase in services gross profit margin. The increase in services gross profit margin was due to a more favorable sales mix for the six months ended June 30, 2024 compared to June 30, 2023.

Consolidated selling, general and administrative expense

SG&A expense for the six months ended June 30, 2024 decreased $8.5 million, or 7.2%, to $108.8 million, as compared to $117.3 million for the six months ended June 30, 2023. The primary drivers of the $8.5 million decrease in SG&A expense reported for the six months ended June 30, 2024 are as follows:

Primary drivers (in thousands)	Increase / (Decrease)
Compensation and benefits	$(7,736)
Volumetric earnout	(3,002)
Amortization expense	(2,121)
Audit, legal and third-party consulting costs	5,648
Accrued contingency expense	1,750
Other	(3,009)
Total change	$(8,470)

Compensation and Benefits

Compensation and benefits expense decreased by $7.7 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This decrease was primarily driven by a $4.4 million decrease in stock-based and bonus incentive compensation expense and a $2.8 million decrease in severance expense. The decrease in stock-based compensation expense for the six months ended June 30, 2024 is primarily due to (1) the reversal of previously recognized expense as a result of the current period forfeitures of a significant volume of unvested awards that were held by employees terminated under the Company's 2023 Restructuring Plan and (2) the Company's delayed granting of fiscal year 2024 annual share-based payment awards, which will not occur until after the Company holds its annual stockholder meeting, assuming the Company's stockholders approve the Company's amended and restated 2015 Incentive Plan. The decrease in stock-based compensation expense related to award forfeitures and delayed grants of new stock-based compensation awards during fiscal year 2024 has been partially offset by a significant increase in stock-based compensation expense recognized under the Company's separate Systemic Bio Phantom Unit Plan, as well as the accelerated vesting of shares that will be granted to settle the Company's dp polar earnout obligation. Refer to Note 11 to the Financial Statements for additional details regarding stock-based compensation recognized under the Company's Systemic Bio Phantom Unit Plan and related to the dp polar earnout.

Cash bonus expense for the six months ended June 30, 2024 and June 30, 2023 reflects the amount of cash bonus compensation required to be recognized to appropriately report the Company's bonus liability as of each respective balance sheet date. The liability reported as of each balance sheet date is based upon management's estimate of annualized bonus expense after consideration of the Company's performance relative to annual performance targets established under the bonus plan. Cash bonus expense recognized for the six months ended June 30, 2024 decreased as compared to the six months ended June 30, 2023 based upon management's estimates of fiscal year 2024 and fiscal year 2023 annual bonus expense as of the respective balance sheet dates.

The decrease in severance expense recognized for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, is due to the recognition of significantly greater severance and termination benefit charges under our 2023 Restructuring Plan during the prior year period. Under our 2023 Restructuring Plan, employee severance and termination benefit costs are generally recognized when probable and estimable because they are typically being determined consistent with the Company’s past practices or statutory law.

Volumetric earnout

Volumetric earnout expense decreased by $3.0 million for the six months ended June 30, 2024 as the Company is no longer accruing compensation expense related to a $65 million earnout payment that was potentially payable to the sellers of Volumetric pursuant to the terms of the Volumetric acquisition agreement. However, during the six months ended June 30, 2023, the Company was accruing compensation expense related to this potential earnout payment as the conditions for payment were deemed probable of achievement. During the quarter ended September 30, 2023, the Company concluded that the non-financial, science-based milestone to which the potential earnout payment of $65 million related was no longer probable of being achieved due to a reduction in the budgeted funding for the related R&D efforts. Accordingly, all previously recognized compensation expense was reversed as of September 30, 2023, and the Company has ceased recognizing earnout compensation expense for all reporting periods occurring thereafter. Furthermore, as a result of events that have occurred during the six months ended June 30, 2024, the Company has notified the sellers of Volumetric that they are no longer eligible to earn any of the milestone-based earnout payments contemplated in the Volumetric acquisition agreement. Refer to the discussions in Note 11 and Note 16 to the Financial Statements, for additional details regarding the Company's cancellations of the Volumetric sellers' rights to future earnout payments, as well as actions taken in response to these cancellations.

Amortization expense

Amortization expense decreased by $2.1 million for the six months ended June 30, 2024 due to the impairment charges that reduced the carrying values of intangible assets included in the Oqton MOS and dp polar asset groups to $0 during the three months ended September 30, 2023 and December 31, 2023, respectively. Refer to the discussion of "Other Strategic Business Decisions and Cost Saving Initiatives" within the "Recent Developments and Updates Regarding Strategic Initiatives" section of this MD&A for additional details regarding the Company's recent actions taken with respect Oqton. Amortization expense attributable to intangible assets recorded in connection with the Company's July 1, 2023 acquisition of Wematter partially offset the lower amortization expense resulting from the impairment of the intangible asset balances previously included in the Oqton MOS and dp polar asset groups.

Audit, legal and third-party consulting costs

Audit, legal and third-party consulting costs increased $5.6 million for the six months ended June 30, 2024 primarily due to significant increases in the cost to complete our fiscal year 2023 audit, including costs paid to our former independent registered public accounting firm, third-party accounting and finance consulting support costs, and costs incurred in connection with the Company's export control remedial compliance activities undertaken in lieu of payment of an additional settlement amount under the agreement reached with the DDTC in February 2023 (Refer to Note 16 to the Financial Statements). Partially offsetting the increases in expense discussed above, we incurred lower costs attributable to certain finance transformation activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Accrued contingency expense

Accrued contingency expense increased due to the accrual of $1.8 million relating to a proposed settlement with the former shareholders and key employees of Volumetric during mediation. Refer to Note 16 to the Financial Statements for additional details regarding the ongoing mediation with the former shareholders and key employees of Volumetric.

Consolidated research and development expense

R&D expense for the six months ended June 30, 2024 increased $0.5 million, or 1.2%, to $45.5 million as compared to $45.0 million for the six months ended June 30, 2023. This increase in R&D expense was partially due to (1) the year-over-year ramp up of activities performed by our wholly-owned bio-tech subsidiary, Systemic Bio, which is focused on the design and manufacture of 3D-printed vascularized “organs-on-chips” for use in drug development by pharmaceutical industry customers and (2) R&D costs attributable to Wematter, which we acquired subsequent to the six months ended June 30, 2023. Refer to the discussions of "Investing in Regenerative Medicine" and "Acquisitions" in the "Recent Developments and Updates Regarding Strategic Initiatives" section of this MD&A for additional details regarding Systemic Bio and the Wematter acquisition. In addition, the increase in reported R&D expense is partially due to R&D expense that continued to be incurred related to the kidney and liver regenerative medicine R&D program (1) after the focus of the Company's organ program with its strategic partner shifted solely to developing the capability to print lung scaffolds and (2) prior to fully winding down or reallocating the resources that had been committed to the kidney and liver program. Offsetting the increases to R&D costs noted above are cost savings attributable to the Company's 2023 Restructuring Plan.

Consolidated operating loss

Our operating loss for the six months ended June 30, 2024 was $66.3 million, as compared to a $65.1 million operating loss for the six months ended June 30, 2023. The increase in our operating loss for the six months ended June 30, 2024 is due to lower products revenue, resulting in lower related gross profit, and higher R&D costs. The decrease in gross profit from product sales and increase in R&D costs were partially offset by an increase in services revenue and related gross profit and lower SG&A costs. Refer to the revenue, gross profit, and cost discussions above for additional details.

Non-Operating Income (Loss) for the Three and Six Months Ended June 30, 2024 compared to the Three and Six Months Ended June 30, 2023

Other income, net

The following table sets forth the components of non-operating income for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Non-operating income (expense):
Foreign exchange (loss) gain, net	$(723)	$(1,273)	$1,186	$(1,645)
Interest income	1,452	5,343	4,250	9,889
Interest expense	(624)	(939)	(1,338)	(1,680)
Other income, net	384	83	21,770	525
Total non-operating income	$489	$3,214	$25,868	$7,089

Interest income

For the three and six months ended June 30, 2024, interest income decreased as compared to the three and six months ended June 30, 2023 due to the Company's lower cash and cash equivalent balances during and as of three and six months ended June 30, 2024.

Interest expense

For the three and six months ended June 30, 2024, interest expense decreased as compared to the three and six months ended June 30, 2023 due to the Company's repurchases of debt in December of 2023 and March of 2024. In connection with each of these repurchases of debt, the Company wrote off a portion of the unamortized debt issuance costs, which resulted in lower amortization of debt issuance costs and, accordingly, interest expense for the three and six months ended June 30, 2024.

Other income, net

For the three months ended June 30, 2024, other income, net was relatively flat as compared to the three months ended June 30, 2023. For the six months ended June 30, 2024, other income, net increased, as compared to the six months ended June 30, 2023, primarily due to the recognition of a $21.5 million gain on the extinguishment of debt during the six months ended June 30, 2024.

Net loss

The following table sets forth the net loss attributable to 3D Systems Corporation for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Loss before income taxes	$(25,923)	$(28,515)	$(40,406)	$(58,036)
Provision for income taxes	(476)	(222)	(1,847)	(230)
Loss on equity method investment, net of income taxes	(902)	(142)	(1,149)	(142)
Net loss before redeemable non-controlling interest	(27,301)	(28,879)	(43,402)	(58,408)
Less: net (loss) income attributable to redeemable non-controlling interest	(43)	16	(143)	(92)
Net loss attributable to 3D Systems Corporation	$(27,258)	$(28,895)	$(43,259)	$(58,316)

Net loss per common share:
Basic	$(0.21)	$(0.22)	$(0.33)	$(0.45)
Diluted	$(0.21)	$(0.22)	$(0.33)	$(0.45)

Provision for income taxes

Our tax provision for the three months ended June 30, 2024 was $0.5 million as compared to $0.2 million for the three months ended June 30, 2023. Taxes reported for the three months ended June 30, 2024 and June 30, 2023 were (1) de minimis, (2) provisions, rather than tax benefits, and (3) significantly below both our U.S. and foreign jurisdictions' statutory rates due to the Company's reported losses and the recognition of valuation allowances against the resulting deferred tax assets in the jurisdictions where the losses have occurred.

Our tax provision for the six months ended June 30, 2024 was $1.8 million, as compared to $0.2 million for the six months ended June 30, 2023. Taxes reported for the six months ended June 30, 2024 and June 30, 2023 were (1) de minimis, (2) provisions, rather than tax benefits, and (3) significantly below both our U.S. and foreign jurisdictions' statutory rates due to the Company's reported losses and the recognition of valuation allowances against the resulting deferred tax assets in the jurisdictions where the losses have occurred. The increase in our tax provision for the six months ended June 30, 2024 was due to increased valuation allowances recorded at certain foreign entities during the period to eliminate the previously anticipated benefit of our deferred tax assets recorded at these entities.

Loss on equity method investment, net of income taxes

We hold a 49% investment ownership interest in a joint venture, NAMI, that we account for under the equity method of accounting. (Refer to Note 6 to the Financial Statements for further details.) Under the equity method of accounting, we recognize our proportionate share of NAMI's reported net income or reported net losses ("equity method income" or "equity method losses", respectively) on a one quarter lag, and we defer the recognition of 49% of intra-entity profits related to products that the Company has sold to NAMI that continue to remain on NAMI's balance sheet. The increase in the reported loss on equity method of investment for both the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, primarily reflects increased losses reported by NAMI and our application of the equity method of accounting to this investment. In addition, our reported loss on equity method investment for the six months ended June 30, 2024 reflects the recognition of equity method losses for a six-month period; whereas, for the six months ended June 30, 2023, we did not commence the recognition of equity method losses until April 1, 2023 due to the timing of our investment in this joint venture and our recognition of equity method losses on a one quarter lag.

Net loss attributable to 3D Systems Corporation

Our reported net loss attributable to 3D Systems Corporation remained relatively unchanged for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Although our loss from operations decreased by $5.3 million for the three months ended June 30, 2024, this decrease was substantially offset by the $2.7 million decrease in our non-operating income and the $0.8 million increase in our loss on equity method investment for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Refer to the discussions above for details regarding the factors that contributed to our lower reported loss from operations, lower reported non-operating income, and higher loss on equity method investment for the three months ended June 30, 2024.

Our reported net loss attributable to 3D Systems Corporation decreased $15.1 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This decrease in our reported loss was primarily driven by an $18.8 million increase in our non-operating income for the six months ended June 30, 2024, which is mainly attributable to the $21.5 million gain recognized on debt extinguishment during the period. Partially offsetting the increase in our non-operating income for the six months ended June 30, 2024 are a $1.1 million increase in our loss from operations, $1.6 million increase in our income tax provision, and a $1.0 million increase in our loss on equity method investment, net of income taxes for the period. Refer to the discussions above for details regarding the factors that contributed to our higher reported loss from operations, higher tax provision, higher loss on equity method investment, and higher reported non-operating income for the six months ended June 30, 2024.

Non-GAAP Earnings

Adjusted EBITDA

Our Adjusted EBITDA decreased from negative $6.9 million for the three months ended June 30, 2023 to negative $12.9 million for the three months ended June 30, 2024. This decrease in our Adjusted EBITDA is the result of the decrease in our reported revenue for the three months ended June 30, 2024, which was not offset by an equivalent decrease in our core operating costs. Although our reported operating loss improved by $5.3 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, our reported operating losses for each period include certain non-cash and certain non-core operating expenses that are excluded from the determination of Adjusted EBITDA. For the three months ended June 30, 2024, amounts incurred for (1) non-cash depreciation expense, amortization expense, and stock-based compensation expense and (2) non-core acquisition and divestiture expense, legal and other related costs, and restructuring expense were significantly less than amounts incurred for the three months ended June 30, 2023. Accordingly, after adjustment of our GAAP results for these non-cash and non-core operating costs incurred in each period, our Adjusted EBITDA decreased by $6.0 million for the three months ended June 30, 2024, notwithstanding the improvement in our reported operating income. Refer to the reconciliation of our reported Net Loss to Adjusted EBITDA (below) for additional details regarding the amounts incurred related to non-cash and non-core operating expenses, as well as amounts incurred related to non-operating expenses, during the three months ended June 30, 2024 and June 30, 2023.

Our Adjusted EBITDA decreased from negative $17.0 million for the six months ended June 30, 2023 to negative $33.0 million for the six months ended June 30, 2024. This decrease in our Adjusted EBITDA is the result of the decrease in our reported revenue for the six months ended June 30, 2024, which was not offset by an equivalent decrease in our core operating costs. Although our reported operating loss only increased by $1.1 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, our reported operating losses for each period include certain non-cash and certain non-core operating expenses that are excluded from the determination of Adjusted EBITDA. For the six months ended June 30, 2024, amounts incurred for (1) non-cash depreciation expense, amortization expense, and stock-based compensation expense and (2) non-core acquisition and divestiture expenses and restructuring expense were significantly less than amounts incurred for the six months ended June 30, 2023. Accordingly, after adjustment of our GAAP results for these non-cash and non-core operating costs incurred in each period, our Adjusted EBITDA decreased by $16.0 million for the six months ended June 30, 2024. Refer to the reconciliation of our reported Net Loss to Adjusted EBITDA (below) for additional details regarding the amounts incurred related to non-cash and non-core operating expenses, as well as amounts incurred related to non-operating expenses, during the six months ended June 30, 2024 and June 30, 2023.

Reconciliation of Non-GAAP Measures

The table that follows provides a reconciliation of the Company's reported Net Loss to Adjusted EBITDA. Refer to the discussion of "How We Assess the Performance of Our Business" for additional information regarding Adjusted EBITDA, and why management believes this measure provides useful information regarding the Company's results of operations.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Loss	$(27,258)	$(28,895)	$(43,259)	$(58,316)
Interest (income) expense, net	(828)	(4,404)	(2,912)	(8,209)
Provision (benefit) for income taxes	476	222	1,847	230
Depreciation expense	4,910	5,294	9,870	10,606
Amortization expense	2,589	3,258	4,902	6,497
Stock-based compensation expense	3,389	7,990	11,574	18,282
Acquisition and divestiture-related expense	181	1,512	234	4,188
Legal and other related costs	2,342	2,656	6,582	2,735
Restructuring expense	87	4,121	138	5,824
Redeemable non controlling interest	(43)	16	(143)	(92)
Loss on equity method investments, net of tax	902	142	1,149	142
Gain on repurchase of debt	—	—	(21,518)	—
Other non-operating (income) expense, net	339	1,190	(1,438)	1,120
Adjusted EBITDA	$(12,914)	$(6,898)	$(32,974)	$(16,993)

Segment Financial Results for the Three Months Ended June 30, 2024 and 2023

The Company has two reportable segments: Healthcare Solutions and Industrial Solutions. Our reportable segments are based upon the industry verticals that they serve and reflect how we report our financial results to the Company's chief operating decision maker ("CODM").

Our CODM evaluates the performance of our reportable segments based upon Segment Revenue and Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes (1) expenses related to corporate functions such as human resources, finance, and legal, inclusive of salaries, benefits, and other related costs, and (2) the non-cash and non-core operating expenses and non-operating income and expenses that we exclude from our calculation of consolidated Adjusted EBITDA (as reflected in our reconciliation of our consolidated Net Loss to Adjusted EBITDA above). Unallocated corporate expenses are not discussed separately as any variances that had a significant impact on our operating results for the three months and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, are addressed in the discussions of our “Consolidated Operating Results for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023” and “Consolidated Operating Results for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023” included above.

The following table presents revenue and Adjusted EBITDA for our Healthcare Solutions segment and our Industrial Solutions segment for the three months ended June 30, 2024 and 2023:

	Segment Revenue			Segment Adjusted EBITDA
	Three Months Ended			Three Months Ended
(in thousands)	June 30, 2024	June 30, 2023	Change	June 30, 2024	June 30, 2023	Change
Healthcare Solutions	$48,900	$60,874	$(11,974)	$8,772	$11,394	$(2,622)
Industrial Solutions	64,352	67,320	(2,968)	3,358	2,264	1,094
Total Segment Results	$113,252	$128,194	$(14,942)	$12,130	$13,658	$(1,528)

Healthcare Solutions

Revenue

For the three months ended June 30, 2024, Healthcare Solutions revenue decreased $12.0 million, or 19.7%, as compared to the three months ended June 30, 2023. This decrease in segment revenue was driven by a $12.8 million decrease in products revenue, consisting of revenue from printers, products and materials sales, partially offset by a $0.8 million increase in services revenue.

For the three months ended June 30, 2024, the $12.8 million decrease in Healthcare Solutions products revenue was primarily driven by an $8.6 million decrease in revenue attributable to lower sales volume and a $4.0 million decrease in revenue attributable the unfavorable impact of price/mix. The $8.6 million decrease in revenue attributable to lower sales volume reflects a $13.4 million decrease in printer and products revenue due to lower sales volume, which was only partially offset by a $4.8 million increase in materials revenue due to higher sales volume. For the three months ended June 30, 2024, a significant decline in printer sales to our key customer in the dental industry was the largest contributor to the lower printer and products sales volume and revenue. We expect limited printer sales to this key customer in the dental industry for the remainder of 2024, as this customer significantly expanded its printer capacity between 2022 and the quarter ended June 30, 2023. Partially offsetting the impact of the decline in printer sales to this key customer in the dental industry was an increase in the volume of materials sold to this customer, which also represents the largest contributor to the increase in revenue attributable to higher materials sales volume during the three months ended June 30, 2024. Sales of materials to this key customer returned to normalized levels; whereas, we experienced lower material sales to this key customer during the three months ended June 30, 2023 due to the customer's higher inventory on hand during the prior year period.

In addition, the $13.4 million decrease in printer and products revenue due to lower sales volume includes a $2.1 million decrease in revenue attributable to our regenerative medicine collaborative arrangement with a key strategic partner. Lower revenue attributable to this program is due to the loss of funding for kidney and liver R&D efforts under the collaborative arrangement with this key strategic partner, as well as a decrease in funded lung R&D activity performed under the collaborative arrangement during the three months ended June 30, 2024. Refer to the discussion of "Investing in Regenerative Medicine", within the "Recent Developments and Updates Regarding Strategic Initiatives" section of this MD&A, for details regarding the changes to this regenerative medicine program during the current fiscal year.

For the three months ended June 30, 2024, the $4.0 million unfavorable impact of price/mix on the products revenue reported by our Healthcare Solutions segment was primarily due to (1) the increase in materials sold to our key customer in the dental industry, both relative to the three months ended June 30, 2023 and as a percentage of the total materials sales, and (2) the lower pricing of the materials sales to this key dental industry customer for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. During the quarter ended June 30, 2024, the Company executed a new materials sales contract with this key dental industry customer, under which material sales to this key dental industry customer are expected to continue to exceed prior year levels for the remainder of the current year, but the pricing of the materials sold to this key dental customer is expected to remain lower than prior year's pricing for the remainder of the current year, including due to volume pricing discounts. Accordingly, price/mix is expected to continue to have an unfavorable impact on our Health Solutions materials and total revenue for the remainder of the current year.

The $0.8 million increase in Healthcare Solutions services revenue primarily relates to higher revenue attributable to personalized healthcare services, higher maintenance revenue related to the installed printer base at our key dental industry customer, and higher regenerative medicine milestone-based revenue during the period. Collectively, these increases in services revenue exceeded the decrease in parts manufacturing revenue for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Adjusted EBITDA

For the three months ended June 30, 2024, Adjusted EBITDA for our Healthcare Solutions segment decreased $2.6 million, or 23.0%, as compared to the three months ended June 30, 2023. The most significant contributor to this decrease in Adjusted EBITDA was the 19.7% decrease in segment revenue. For the three months ended June 30, 2024, the Healthcare Solutions segment realized (1) an increase in gross profit margin due to the change in the revenue mix between lower margin printers and products and higher margin materials and services revenue and (2) SG&A cost savings as a result of the Company's ongoing restructuring plan that commenced during fiscal year 2023. However, the higher gross profit margin realized on segment revenue and SG&A cost savings did not offset the overall decrease in segment revenue and higher segment R&D costs attributable to our various pre-commercial regenerative medicine activities.

Industrial Solutions

Revenue

For the three months ended June 30, 2024, Industrial Solutions revenue decreased $3.0 million, or 4.4%, as compared to the three months ended June 30, 2023. This decrease in segment revenue was driven by a $4.7 million decrease in products revenue, partially offset by a $1.7 million increase in services revenue.

For the three months ended June 30, 2024, the $4.7 million decrease in Industrial Solutions products revenue was primarily due to a $4.8 million decrease in revenue attributable to lower sales volume, as a $0.7 million favorable impact of price/mix was substantially offset by a $0.6 million unfavorable impact of changes in foreign exchange rates. A $4.2 million decrease in materials revenue, primarily driven by lower sales volume, was the primary factor resulting in the $4.7 million decrease in products revenue. This decrease in the volume of materials sales was primarily driven by slower sell through at certain customers.

The $1.7 million increase in Industrial Solutions services revenue primarily relates to increased parts manufacturing revenue, as well as revenue generated from a significant contract that had not been executed as of June 30, 2023.

Adjusted EBITDA

For the three months ended June 30, 2024, Adjusted EBITDA for our Industrial Solutions segment increased $1.1 million, or 48.3%, as compared to the three months ended June 30, 2023. This increase in Adjusted EBITDA, notwithstanding the 4.4% decrease in segment revenue is primarily due to SG&A and R&D cost savings attributable to the Company's 2023 Restructuring Plan, which exceeded the decrease in segment gross profit due to lower reported revenue.

Segment Financial Results for the Six Months Ended June 30, 2024 and 2023

	Segment Revenue			Segment Adjusted EBITDA
	Six Months Ended			Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	Change	June 30, 2024	June 30, 2023	Change
Healthcare Solutions	$94,313	$109,599	$(15,286)	$12,492	$16,459	$(3,967)
Industrial Solutions	121,844	139,831	(17,987)	5,440	9,166	(3,726)
Total Segment Results	$216,157	$249,430	$(33,273)	$17,932	$25,625	$(7,693)

Healthcare Solutions

Revenue

For the six months ended June 30, 2024, Healthcare Solutions revenue decreased $15.3 million, or 13.9%, as compared to the six months ended June 30, 2023. This decrease in segment revenue was driven by a $16.7 million decrease in products revenue, consisting of revenue from printers, products and materials sales, partially offset by a $1.4 million increase in services revenue.

For the six months ended June 30, 2024, the $16.7 million decrease in Healthcare Solutions products revenue was primarily driven by an $8.6 million decrease in revenue attributable to lower sales volume and an $8.0 million decrease in revenue attributable the unfavorable impact of price/mix. The $8.6 million decrease in revenue attributable to lower sales volume reflects a $28.6 million decrease in printer and products revenue due to lower sales volume, which was only partially offset by a $20.0 million increase in materials revenue due to higher sales volume. For the six months ended June 30, 2024, a significant decline in printer sales to our key customer in the dental industry was the largest contributor to the lower printer and products sales volume and revenue. We expect limited printer sales to this key customer in the dental industry for the remainder of 2024, as this customer significantly expanded its printer capacity between 2022 and the quarter ended June 30, 2023. Partially offsetting the impact of the decline in printer sales to this key customer in the dental industry was an increase in the volume of materials sold to this customer, which also represents largest contributor to the increase in revenue attributable to higher materials sales volume during the six months ended June 30, 2024. Sales of materials to this key customer returned to normalized levels; whereas, we experienced significantly lower material sales volume to this key customer during the six months ended June 30, 2024 due to the customer's higher inventory on hand during the prior year period.

In addition, the $28.6 million decrease in printer and products revenue due to lower sales volume includes a $4.9 million decrease in revenue attributable to our regenerative medicine collaborative arrangement with a key strategic partner. Lower revenue attributable to this program is due to the loss of funding for kidney and liver R&D efforts under the collaborative arrangement with this key strategic partner, as well as a decrease in funded lung R&D activity performed under the collaborative arrangement during the six months ended June 30, 2024. Refer to the discussion of "Investing in Regenerative Medicine", within the "Recent Developments and Updates Regarding Strategic Initiatives" section of this MD&A, for details regarding the changes to this regenerative medicine program during the current fiscal year.

For the six months ended June 30, 2024, the $8.0 million unfavorable impact of price/mix on products revenue reported by our Healthcare Solutions segment was primarily due to (1) the increased sales of materials to our key customer in the dental industry, both relative to the six months ended June 30, 2023 and as a percentage of the total materials sales, and (2) the lower pricing of the materials sales to this key dental industry customer for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. During the quarter ended June 30, 2024, the Company executed a new materials sales contract with this key dental industry customer, under which material sales to this key dental industry customer are expected to continue to exceed prior year levels for the remainder of the current year, but the pricing of the materials sold to this key dental customer is expected to remain lower than prior year's pricing for the remainder of the current year, including due to volume pricing discounts. Accordingly, price/mix is expected to continue to have an unfavorable impact on our Health Solutions materials and total revenue for the remainder of the current year.

The $1.4 million increase in Healthcare Solutions services revenue primarily relates to higher revenue attributable to personalized healthcare services, higher maintenance revenue related to the installed printer base at our key dental industry customer, and higher regenerative medicine milestone-based revenue during the period. Collectively, these increases in services revenue exceeded the decrease in parts manufacturing revenue for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Adjusted EBITDA

For the six months ended June 30, 2024, Adjusted EBITDA for our Healthcare Solutions segment decreased $4.0 million, or 24.1%, as compared to the six months ended June 30, 2023. A significant contributor to this decrease in Adjusted EBITDA was the 13.9% decrease in segment revenue. For the six months ended June 30, 2024, the Healthcare Solutions segment realized both (1) an increase in gross profit margin due to the change in the revenue mix between lower margin printers and products and higher margin materials and services revenue and (2) SG&A cost savings as a result of the Company's ongoing restructuring plan activities that commenced during fiscal year 2023. However, the higher gross profit margin realized on segment revenue and SG&A cost savings did not offset the overall decrease in segment revenue and higher segment R&D costs attributable to our various pre-commercial regenerative medicine activities.

Industrial Solutions

Revenue

For the six months ended June 30, 2024, Industrial Solutions revenue decreased $18.0 million, or 12.9%, as compared to the six months ended June 30, 2023. This decrease in segment revenue was driven by a $21.1 million decrease in products revenue, consisting of revenue from printers, products and materials sales, partially offset by a $3.1 million increase in services revenue.

For the three months ended June 30, 2024, the $21.1 million decrease in Industrial Solutions products revenue was primarily due to lower sales volumes for both printers and materials. Lower printer sales volume and revenue for the six months ended June 30, 2024 is due to a concentration of significant printer sales arrangements occurring during the first quarter of prior year; whereas, the Company did not benefit from similar arrangements during the first quarter of the current year period. Revenue from printer sales during the second quarter of the current year and the second quarter of the prior year was relatively flat. Materials sales revenue for the six months ended June 30, 2024 decreased $11.7 million, as compared to the six months ended June 30, 2024, primarily driven by slower sell through at certain customers.

The $3.1 million increase in Industrial Solutions services revenue primarily relates to increased parts manufacturing revenue, as well as revenue generated from a significant contract that had not been executed as of June 30, 2023.

Adjusted EBITDA

For the six months ended June 30, 2024, Adjusted EBITDA for our Industrial Solutions segment decreased $3.7 million, or 40.7%, as compared to the three months ended June 30, 2023. This decrease in Adjusted EBITDA is primarily attributable to the substantial decrease in segment gross profit attributable to the 12.9% decrease in segment revenue for the six months ended June 30, 2024, which was only partially offset by lower SG&A and R&D costs attributable to the execution of the Company's 2023 Restructuring Plan.

Liquidity and Capital Resources

The following table sets forth the Company's operating working capital at June 30, 2024 and December 31, 2023.

			Change
(Dollars in thousands)	June 30, 2024	December 31, 2023	$	%
Cash and cash equivalents	$192,732	$331,525	$(138,793)	(41.9)%
Accounts receivable, net	97,447	101,497	(4,050)	(4.0)%
Inventories	141,743	152,188	(10,445)	(6.9)%
	431,922	585,210	(153,288)	(26.2)%
Less:
Current lease liabilities	9,481	9,924	(443)	(4.5)%
Accounts payable	41,272	49,757	(8,485)	(17.1)%
Accrued and other liabilities	45,282	49,460	(4,178)	(8.4)%
	96,035	109,141	(13,106)	(12.0)%
Operating working capital	$335,887	$476,069	$(140,182)	(29.4)%

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

At June 30, 2024, cash and cash equivalents totaled $192.7 million and decreased $138.8 million since December 31, 2023. This decrease resulted primarily from cash used in operations of $36.3 million, capital expenditures of $7.2 million, and repayment on borrowings of $87.2 million.

Cash held outside the U.S. at June 30, 2024 was $59.9 million, or 31.1% of total cash and cash equivalents, compared to $65.8 million, or 19.8% of total cash and cash equivalents, at December 31, 2023. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. (e.g., via dividends) would not incur significant federal and state taxes. However, these dividends would be subject to foreign withholding taxes that are estimated to result in the Company incurring tax costs in excess of the cost to obtain cash through other means. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash Flow” discussion below.

Cash Flow

The Company currently funds its operations, including working capital and capital expenditures, and acquisitions through cash on hand, cash equivalents, and financing activities as necessary. We expect that cash, cash equivalents, and other sources of liquidity, such as issuing equity or debt securities, subject to market conditions, will be available and sufficient to meet our anticipated cash requirements. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	Dollar Change
Cash flow used in operating activities	$(36,308)	$(46,269)	$9,961
Cash flow (used in) provided by investing activities	(9,505)	150,587	(160,092)
Cash flow used in financing activities	(90,380)	(4,926)	(85,454)

Cash flow from operations

For the six months ended June 30, 2024, cash used in operating activities was $36.3 million, and cash used in operating activities for the six months ended June 30, 2023 was $46.3 million. The $10.0 million reduction in cash used in operating activities is reflective of a $20.7 million favorable impact of changes in working capital accounts, partially offset by a $10.7 million increase in our net loss for the six months ended June 30, 2024, as compared to June 30, 2023, when adjusted for the $21.5 million gain on the extinguishment of debt recognized during the six months ended June 30, 2024 and the following additional non-cash items recognized in each reporting period: depreciation, amortization, and accretion expense; stock-based compensation expense; non-cash operating lease expense; inventory obsolescence, and other non-cash losses and provisions. The $20.7 million favorable working capital impact was primarily the result of increased inventory buildup during the six months ended June 30, 2023 in anticipation of forecasted sales.

Cash flow from investing activities

For the six months ended June 30, 2024, cash used in investing activities was $9.5 million, which was primarily due to capital expenditures of $7.2 million and an incremental investment in NAMI of $2.5 million.

For the six months ended June 30, 2023, cash provided by investing activities was $150.6 million, which included $179.8 million of proceeds from the sales and maturities of short-term investments, partially offset by capital expenditures of $13.5 million and cash used for investments in strategically-aligned businesses totaling $15.7 million.

Cash flow from financing activities

For the six months ended June 30, 2024, the cash flow used in financing activities was $90.4 million primarily due to repayment of borrowings of $87.2 million and taxes paid related to the net-share settlement of equity awards of $2.5 million.
For the six months ended June 30, 2023, the cash flow used in financing activities was $4.9 million primarily due to taxes paid related to the net-share settlement of equity awards of $4.6 million.

Material Cash Requirements

The Company's material cash requirements consist of the following contractual and other obligations:

Indebtedness

At June 30, 2024, we had $214,378 of outstanding 0% convertible notes which mature in November of 2026 (the "Notes"). Management may consider pursuing additional long-term financing if it is appropriate in light of cash requirements for operations or strategic opportunities, which could result in higher financing costs.

Purchase Commitments

We have purchase commitments under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. The Company has certain purchase commitments under agreements with remaining terms in excess of a year, which primarily relate to printer assemblies, inventory, capital expenditures, and software licenses. As of June 30, 2024, such purchase commitments totaled $19.7 million, with approximately $10.9 million, expected to be due within the next twelve months.

Leases

The Company had operating and financing lease obligations (inclusive of interest) of $99.7 million at June 30, 2024, primarily related to real estate and equipment leases, of which approximately $8.1 million in payments are expected over the remainder of 2024.

National Additive Manufacturing Innovation ("NAMI") Joint Venture

In March 2022, Dussur and 3D Systems signed an agreement to form a joint venture intended to expand the use of additive manufacturing within the Kingdom of Saudi Arabia and surrounding geographies, including the Middle East and North Africa. The joint venture is to enable the development of Saudi Arabia's domestic additive manufacturing production capabilities, consistent with the Kingdom’s ‘Vision 2030,’ which is focused on diversification of the economy and long-term sustainability. In February 2023, the Company became a shareholder in the joint venture and now owns 49% of its common stock. 3D Systems was committed to an initial investment of approximately $6.5 million of cash into the joint venture, all of which has been funded as of June 30, 2024. In May 2024, the Company made another investment in NAMI, as further discussed in Note 6 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q. Additional future investments in the joint venture are contingent upon agreement by the parties to the joint venture to invest additional capital. The future impact that participation in the joint venture will have on the Company’s financial position and cash flows is not expected to be material other than any potential cash outflow(s) that may be required to fund contingent investments.

Sources of Funding to Satisfy Material Cash Requirements

The Company believes that it has the financial resources needed to meet its anticipated cash requirements during the next twelve months. Cash requirements for periods beyond the next twelve months will depend on, among other things, the Company’s profitability and its ability to manage working capital requirements.

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

The following discussion summarizes changes in our critical accounting estimates that have occurred since December 31, 2023 and have had a material impact on our reported results.

See Note 2 to the consolidated financial statements in our 2023 Form 10-K for a summary of our significant accounting policies.

New Critical Accounting Estimate

Systemic Bio Phantom Plan

During the year ended December 31, 2023, we began granting phantom unit awards ("Phantom Units") under a new compensation plan designed for employees and non-employees performing services for Systemic Bio, a wholly-owned subsidiary of 3D Systems. All awards granted under the plan are subsidiary-level awards. The Phantom Units granted under the plan include both a time-based vesting condition (generally 4 years, subject to acceleration in connection with specified liquidity events) and a market condition that is met if (1) the value of Systemic Bio exceeds a specified multiple of the capital invested in this subsidiary (the "hurdle") and (2) the business achieves a specified minimum internal rate of return. The market condition will be assessed upon (A) a trigger event (e.g., change-in-control, IPO, or plan expiration of December 31, 2030) and/or (B) an interim liquidity event (defined as January 1, 2028) that occurs prior to a trigger event. All awards granted under the plan are liability-classified due to our intention to settle these awards with cash; although, we have discretion to partially or fully settle these awards in equity upon vesting. Liability classification of the awards requires them to be remeasured at their estimated fair value at the end of each reporting period. Due to the presence of the market-condition and the fact that Systemic Bio does not have a readily available share price, the awards are valued using a Monte Carlo simulation with the assistance of a third-party valuation firm. This valuation requires significant judgment regarding the input of various assumptions and estimates, which include the projected cash flows of (including projected capital invested in) Systemic Bio, the probability and/or timing of a trigger event or a liquidity event, the expected stock price volatility for selected public companies with comparable characteristics to Systemic Bio, the discount for the lack of marketability of Systemic Bio as a privately-held company, and the risk-free interest rate. A change in management’s judgment regarding these assumptions or estimates can materially impact the periodic measurement of the liability and the related amount of compensation expense recognized in the Company’s consolidated financial statements.

The third-party valuation as of June 30, 2024 resulted in an increase in the estimated fair value of the Phantom Units and a corresponding $1.9 million increase in the expense recognized during the three and six months ended June 30, 2024, primarily as a result of a change in management's judgment regarding the estimated probability and timing for the occurrence of a trigger event. This change in estimate reduced basic and diluted earnings per share by $0.01 for the three and six months ended June 30, 2024. As of June 30, 2024, the Company has recognized a total of $2.6 million of expense for the Phantom Units granted since the inception of the underlying plan.

Forward-Looking Statements

Certain statements made in this Form 10-Q that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed, or implied by, such forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “believes,” “belief,” “expects,” “may,” “will,” “estimates,” “intends,” “anticipates,” or “plans” or the negative of these terms or other comparable terminology.

Forward-looking statements are based upon management’s beliefs, assumptions and current expectations concerning future events and trends, using information currently available, and are necessarily subject to uncertainties, many of which are outside our control. Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not, and should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. A number of important factors could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include without limitation:

•impact on our business as a result of macroeconomic events, including the Russia-Ukraine war and other geopolitical risks, recession, supply chain disruptions, inflation, interest rates and foreign exchange volatility;
•our ability to deliver products that meet changing technology and customer needs;
•our ability to identify strategic acquisitions, to integrate such acquisitions into our business without disruption and to realize the anticipated benefits of such acquisitions;
•our ability to realize anticipated benefits for future dispositions;
•impact of future write-off or write-downs of goodwill and intangible assets;
•the concentration of revenue and credit risk exposure from our largest customer;
•our ability to acquire and enforce intellectual property rights and defend such rights against third-party claims;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of market risks at December 31, 2023, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2023 Form 10-K. During the three months ended June 30, 2024, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses discussed in our 2023 Form 10-K.

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal controls to remediate the material weaknesses described in our 2023 Form 10-K. Except as noted above, there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

The information relating to legal proceedings set forth under the header “Litigation” in Note 16 to the Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the risk factors set forth below and the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Form 10-Q. Except as disclosed below, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2023 Form 10-K.

We may not have sufficient cash or the ability to raise the funds necessary to settle conversions of the 0% Convertible Senior Notes due 2026 (the "Notes") in cash, repay the Notes at maturity, or repurchase the Notes as required following a fundamental change.

As of June 30, 2024, we had approximately $214.4 million of outstanding Notes. Our ability to service and/or refinance the Notes, or make cash payments in connection with any conversions of the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service the Notes. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, including selling assets, refinancing the Notes, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives.

The Company’s failure to file the 2023 Form 10-K and provide it to the Trustee by April 1, 2024 represented a default under the terms of the indenture governing the Notes (the "Indenture"). In addition, the Company’s failure to file our Form 10-Q for the three months ended March 31, 2024 and provide it to the Trustee within 15 days of the filing deadline (after giving effect to any grace period provided by Rule 12b-25 under the Exchange Act) represented an incremental default under the terms of the Indenture. The Company filed its 2023 Form 10-K and provided a copy of this filing to the Trustee on August 13, 2024, curing the first default referenced above. The Company filed its Form 10-Q for the three months ended March 31, 2024 and provided a copy of this filing to the Trustee on August 20, 2024, curing the incremental default referenced above. Although the Company cured these defaults and did not incur any special interest as a result of these defaults, our failure to comply with these or other covenants of the Indenture in the future could result in an event of default which, if not cured or waived, could result in the acceleration of our debt or cause us to incur special interest payments. For further information regarding the non-compliance with the terms of the Indenture, refer to Note 9 to the Financial Statements.

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

In addition, holders of the Notes have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a Fundamental Change (as defined in the Indenture) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased. If the Notes have not previously been converted or repurchased, we will be required to repay such Notes in cash at maturity.

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

As a result of the delayed filing of our 2023 Form 10-K, our Form 10-Q for the quarter ended March 31, 2024, and this Form 10-Q, the Company has experienced risks and costs and expects to experience additional risks and costs in the future, including with respect to the SEC's ongoing investigation.

As a result of the circumstances giving rise to the delayed filing of our 2023 Form 10-K, our Form 10-Q for the quarter ended March 31, 2024, and this Form 10-Q, the Company experienced risks and costs and expects to experience additional risks and costs in the future. The audit of the financial statements included in our 2023 Form 10-K was time-consuming, required the Company to incur additional incremental expenses and affected management’s attention and resources. Further, the measures to strengthen internal controls being implemented continued to require and will likely require in the future greater management time and Company resources to implement and monitor. Although we have now filed our 2023 Form 10-K, our Form 10-Q for the quarter ended March 31, 2024, and this Form 10-Q, our failure to make these filings in a timely manner has led to further investigation and scrutiny by the SEC, which has been conducting a formal investigation of the Company since April 2022 as a follow on to the previously disclosed SEC voluntary request for documents. Although the Company is currently cooperating with the SEC, the Company cannot predict the ultimate outcome of the SEC’s investigation. Any allegations or adverse findings by the SEC could harm our reputation, negatively impact our stock price and have a material adverse effect on our business, financial condition and results of operations. Moreover, the expense and distraction to management of cooperating with and responding to the SEC could have a material adverse effect on the Company even if the investigation is ultimately closed or resolved in a manner favorable to the Company. See also the risk factor below entitled “We are no longer eligible to use a Form S-3 registration statement, which could impair our capital-raising activities.”

We are no longer eligible to use a Form S-3 registration statement, which could impair our capital-raising activities.

As a result of our failure to timely file our 2023 Form 10-K, our Form 10-Q for the quarter ended March 31, 2024, and this Form 10-Q with the SEC, we are no longer eligible to use a Form S-3 registration statement. Further, as a result of the late 2023 Form 10-K filing, the late Form 10-Q filing for the quarter ended March 31, 2024 and this late Form 10-Q filing, we are also no longer a “well-known seasoned issuer,” as such term is used in the SEC’s regulations, which otherwise would allow us to, among other things, file automatically effective Form S-3 registration statements. Our eligibility to use a Form S-3 registration statement may not be restored until September 1, 2025, and then only if we have not had any other filing delinquency that would preclude Form S-3 eligibility and satisfy all other requirements for Form S-3 eligibility. During any period when we are not eligible to use Form S-3 or qualify as a “well known seasoned issuer,” our capital-raising ability may be impaired. Under these circumstances, we would be required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities and Issuer Purchases of Equity Securities

Issuances of Unregistered Securities

None.

Issuer purchases of equity securities

We did not repurchase any of our equity securities in the open market during the three months ended June 30, 2024; however, shares of common stock were surrendered to us for payment of tax withholding obligations in connection with the vesting of restricted stock awards and units pursuant to our Amended and Restated 2015 Incentive Stock Plan.

	Total number of shares (or units) purchased		Average price paid per share (or unit)
April 1, 2024 - April 30, 2024	216,539		$3.53
May 1, 2024 - May 31, 2024	6,112		3.79
June 1, 2024 - June 30, 2024	1,631		3.55
Total	224,282	[a]	$3.54	[b]

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

Item 5. Other Information

Director and Officer Trading Arrangements

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

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

31.1†	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 29, 2024.

31.2†	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 29, 2024.

32.1†	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 29, 2024.

32.2†	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 29, 2024.

101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because the its XBRL tags are embedded within the Inline XBRL document.In

101.SCH†	Inline XBRL Taxonomy Extension Scheme Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

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

Date: August 29, 2024