Form 10-Q
period 2024-09-30
3D SYSTEMS CORP
filed 2024-11-26
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Shares of Common Stock, par value $0.001 per share, outstanding as of November 21, 2024: 135,620,168.

3D SYSTEMS CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2024

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except par value)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$190,005	$331,525
Accounts receivable, net of reserves — $2,137 and $3,389	99,224	101,497
Inventories	134,926	152,188
Prepaid expenses and other current assets	35,858	42,612
Total current assets	460,013	627,822
Property and equipment, net	53,907	64,461
Intangible assets, net	20,961	62,724
Goodwill	14,967	116,082
Operating lease right-of-use assets	49,384	58,406
Finance lease right-of-use assets	9,185	12,174
Long-term deferred income tax assets	4,041	4,230
Other assets	45,818	44,761
Total assets	$658,276	$990,660
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities:
Current operating lease liabilities	$9,628	$9,924
Accounts payable	42,414	49,757
Accrued and other liabilities	44,882	49,460
Customer deposits	8,655	7,599
Deferred revenue	33,336	30,448
Total current liabilities	138,915	147,188
Long-term debt, net of deferred financing costs	211,682	319,356
Long-term operating lease liabilities	51,000	56,795
Long-term deferred income tax liabilities	5,214	5,162
Other liabilities	31,340	33,400
Total liabilities	438,151	561,901
Commitments and contingencies (Note 17)
Redeemable non-controlling interest	2,093	2,006
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; shares issued 134,826 and 133,619 as of September 30, 2024 and December 31, 2023, respectively	135	134
Additional paid-in capital	1,588,911	1,577,519
Accumulated deficit	(1,328,536)	(1,106,650)
Accumulated other comprehensive loss	(42,478)	(44,250)
Total stockholders’ equity	218,032	426,753
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$658,276	$990,660

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue:
Products	$72,968	$80,415	$208,752	$253,968
Services	39,972	43,376	120,345	119,253
Total revenue	112,940	123,791	329,097	373,221
Cost of sales:
Products	47,533	47,427	129,571	153,442
Services	23,694	21,014	69,793	67,315
Total cost of sales	71,227	68,441	199,364	220,757
Gross profit	41,713	55,350	129,733	152,464
Operating expenses:
Selling, general and administrative	57,974	33,355	166,772	150,623
Research and development	20,764	21,982	66,260	66,953
Asset impairment charges	143,733	13,597	143,733	13,597
Total operating expenses	222,471	68,934	376,765	231,173
Loss from operations	(180,758)	(13,584)	(247,032)	(78,709)
Non-operating income (expense):
Foreign exchange loss, net	(1,960)	(2,202)	(774)	(3,847)
Interest income	1,550	5,841	5,800	15,730
Interest expense	(606)	(932)	(1,944)	(2,612)
Other (loss) income, net	(51)	(105)	21,719	420
Total non-operating (loss) income	(1,067)	2,602	24,801	9,691
Loss before income taxes	(181,825)	(10,982)	(222,231)	(69,018)
Benefit (provision) for income taxes	4,343	(174)	2,496	(404)
Loss on equity method investment, net of income taxes	(1,254)	(605)	(2,403)	(747)
Net loss before redeemable non-controlling interest	(178,736)	(11,761)	(222,138)	(70,169)
Less: net loss attributable to redeemable non-controlling interest	(109)	(57)	(252)	(149)
Net loss attributable to 3D Systems Corporation	$(178,627)	$(11,704)	$(221,886)	$(70,020)

Net loss per common share:
Basic	$(1.35)	$(0.09)	$(1.69)	$(0.54)
Diluted	$(1.35)	$(0.09)	$(1.69)	$(0.54)

Weighted average shares outstanding:
Basic	132,235	130,263	131,621	129,780
Diluted	132,235	130,263	131,621	129,780
See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net loss before redeemable non-controlling interest	$(178,736)	$(11,761)	$(222,138)	$(70,169)
Other comprehensive (loss) income, net of taxes:
Pension plan adjustments	13	(31)	4	(42)
Foreign currency translation	10,150	(7,352)	1,768	(3,227)
Unrealized gain on short-term investments	—	—	—	328
Total other comprehensive income (loss), net of taxes:	10,163	(7,383)	1,772	(2,941)
Total comprehensive loss, net of taxes	(168,573)	(19,144)	(220,366)	(73,110)
Less: comprehensive loss attributable to redeemable non-controlling interest	(109)	(57)	(252)	(149)
Comprehensive loss attributable to 3D Systems Corporation	$(168,464)	$(19,087)	$(220,114)	$(72,961)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net loss before redeemable non-controlling interest	$(222,138)	$(70,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion of debt discount	28,837	27,054
Stock-based compensation	17,339	15,140
Loss on short-term investments	—	6
Non-cash operating lease expense	7,370	6,552
Provision for inventory obsolescence	10,332	6,061
Provision for bad debts	148	197
Loss on the disposition of businesses, property, equipment and other assets	1,649	51
Gain on debt extinguishment	(21,518)	—
Provision (benefit) for deferred income taxes and reserve adjustments	451	141
Loss on equity method investment, net of taxes	2,403	747
Asset impairment charges	143,733	14,856
Changes in operating accounts:
Accounts receivable	2,594	(11,706)
Inventories	5,972	(23,106)
Prepaid expenses and other current assets	6,831	(2,790)
Accounts payable	(7,201)	(7,717)
Deferred revenue and customer deposits	4,533	1,351
Accrued and other liabilities	(9,843)	(16,066)
All other operating activities	(8,601)	(12,495)
Net cash used in operating activities	(37,109)	(71,893)
Cash flows from investing activities:
Purchases of property and equipment	(10,798)	(20,995)
Sales and maturities of short-term investments	—	180,925
Proceeds from sale of assets and businesses, net of cash sold	96	—
Acquisitions and other investments, net of cash acquired	(2,450)	(29,241)
Net cash (used in) provided by investing activities	(13,152)	130,689
Cash flows from financing activities:
Repayment of borrowings/long-term debt	(87,218)	—
Taxes paid related to net-share settlement of equity awards	(2,526)	(4,752)
Other financing activities	(1,003)	(463)
Net cash used in financing activities	(90,747)	(5,215)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(530)	1,561
Net (decrease) increase in cash, cash equivalents and restricted cash	(141,538)	55,142
Cash, cash equivalents and restricted cash at the beginning of the year (a)	333,111	391,975
Cash, cash equivalents and restricted cash at the end of the period (a)	$191,573	$447,117

Supplemental cash flow information
Lease assets obtained in exchange for new lease liabilities	$1,955	$37,513
Cash interest payments	766	231
Cash income tax payments, net	4,580	4,815
Transfer of equipment from inventory to property and equipment, net (b)	1,655	1,316

(a)The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts reported in the condensed consolidated statements of cash flows.

	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Cash and cash equivalents	$190,005	$331,525	$445,554	$388,134
Restricted cash included in prepaid expenses and other current assets	122	119	118	114
Restricted cash included in other assets	1,446	1,467	1,445	3,727
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$191,573	$333,111	$447,117	$391,975

Amounts included in restricted cash as of September 30, 2024, December 31, 2023 and September 30, 2023 primarily relate to guarantees in the form of a standby letter of credit as security for a long-term real estate lease. Refer to Note 17 for further information. Amounts included in restricted cash as of December 31, 2022 primarily relate to $3,435 deposited into and held in an escrow account prior to its use as part of our initial investment in the National Additive Manufacturing Innovation ("NAMI") joint venture. Refer to Note 7 for further information. The remaining amounts in restricted cash as of all periods presented relate to collateral for letters of credit and bank guarantees.

(b)     Inventory is transferred to property and equipment at cost when we require additional machines for training or demonstration or for placement into on demand manufacturing services locations.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended September 30, 2024 and 2023
(Unaudited)

	Common Stock
(in thousands, except par value)	Shares	Par Value $0.001	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
June 30, 2024	133,587	$134	$1,584,145	$(1,149,909)	$(52,641)	$381,729
Shares issued, vested and canceled under equity incentive plans	1,248	1	—	—	—	1
Shares withheld related to net-share settlement of equity awards	(9)	—	(23)	—	—	(23)
Stock-based compensation expense	—	—	4,952	—	—	4,952
Net loss attributable to 3D Systems Corp.	—	—	—	(178,627)	—	(178,627)
Pension plan adjustment	—	—	—	—	13	13
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(163)	—	—	(163)
Foreign currency translation adjustment	—	—	—	—	10,150	10,150
September 30, 2024	134,826	$135	$1,588,911	$(1,328,536)	$(42,478)	$218,032

June 30, 2023	133,504	$133	$1,562,529	$(802,278)	$(49,380)	$711,004
Shares issued, vested and canceled under equity incentive plans	100	—	—	—	—	—
Shares withheld related to net-share settlement of equity awards	(29)	—	(188)	—	—	(188)
Stock-based compensation expense	—	—	7,870	—	—	7,870
Net loss attributable to 3D Systems Corp.	—	—	—	(11,704)	—	(11,704)
Pension plan adjustment	—	—	—	—	(31)	(31)
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(61)	—	—	(61)
Foreign currency translation adjustment	—	—	—	—	(7,352)	(7,352)
September 30, 2023	133,575	$133	$1,570,150	$(813,982)	$(56,763)	$699,538

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Common Stock
(in thousands, except par value)	Shares	Par Value $0.001	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
December 31, 2023	133,619	$134	$1,577,519	$(1,106,650)	$(44,250)	$426,753
Shares issued, vested and canceled under equity incentive plans	1,790	1	—	—	—	1
Shares withheld related to net-share settlement of equity awards	(583)	—	(2,526)	—	—	(2,526)
Stock-based compensation expense	—	—	14,254	—	—	14,254
Net loss attributable to 3D Systems Corp.	—	—	—	(221,886)	—	(221,886)
Pension plan adjustment	—	—	—	—	4	4
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(336)	—	—	(336)
Foreign currency translation adjustment	—	—	—	—	1,768	1,768
September 30, 2024	134,826	$135	$1,588,911	$(1,328,536)	$(42,478)	$218,032

December 31, 2022	131,207	$131	$1,547,597	$(743,962)	$(53,822)	$749,944
Shares issued, vested and canceled under equity incentive plans	2,886	2	—	—	—	2
Shares withheld related to net-share settlement of equity awards	(518)	—	(4,752)	—	—	(4,752)
Stock-based compensation expense	—	—	27,626	—	—	27,626
Net (loss) attributable to 3D Systems Corp.	—	—	—	(70,020)	—	(70,020)
Pension plan adjustment	—	—	—	—	(42)	(42)
Unrealized gain on short-term investments	—	—	—	—	328	328
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(321)	—	—	(321)
Foreign currency translation adjustment	—	—	—	—	(3,227)	(3,227)
September 30, 2023	133,575	$133	$1,570,150	$(813,982)	$(56,763)	$699,538

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

Consolidated Entities

The accompanying unaudited condensed consolidated financial statements include the accounts of 3D Systems Corporation and all majority-owned and wholly-owned subsidiaries and entities in which a controlling interest is maintained (“3D Systems” or the “Company” or “we” or “our” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

A non-controlling interest in a subsidiary reflects an ownership interest in a majority-owned subsidiary that is not attributable to the Company. For the periods presented, the Company's financial statements include a redeemable non-controlling interest, which has been reported in temporary equity on the Company's condensed consolidated balance sheets. The net loss attributable to this redeemable non-controlling interest is presented as an adjustment to the Company's consolidated net loss to arrive at the net loss attributable to 3D Systems Corporation in the condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss. Furthermore, adjustments to record this redeemable non-controlling interest at its redemption value are recorded to additional paid-in capital, and the excess redemption value is recognized as a reduction to net income, or increase to net loss, attributable to 3D Systems’ shareholders for purposes of reporting earnings or loss per share. See Note 11 for additional details regarding the circumstances under which this non-controlling interest will become redeemable, as well as a summary of the activity related to the redeemable non-controlling interest balances reported during the periods presented.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The Company believes that the disclosures included in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.

Our annual reporting period is the calendar year. The Company's results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year. All dollar amounts and other amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Lived Asset Impairments

We review long-lived assets ("asset groups") that are held for use for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. The carrying value of an asset group that is held for use is not recoverable if it exceeds the sum of the undiscounted cash flows that are expected to result from the asset group's use and eventual disposition. If we determine that an asset group's carrying value is not recoverable, we must then compare the asset group's carrying value to its estimated fair value and record any excess carrying value over fair value as an impairment loss. Any impairment loss that is recognized is required to be allocated to the long-lived assets of an asset group on a pro rata basis, using the relative carrying amounts of the long-lived assets comprising the asset group, except that the loss allocated to an individual long-lived asset shall not reduce its carrying amount below its fair value whenever that fair value is determinable without undue cost and effort.

During the three months ended September 30, 2024, the Company concluded that, based on reported losses and negative cash flows for both current and historical reporting periods, combined with the significant decline in the Company's stock price during the period, were indicators that the primary asset group underlying the Company's core operations should be tested for recoverability. Upon assessing this asset group for recoverability, the Company concluded that the asset group's carrying value exceeded the undiscounted cash flows that the asset group was expected to generate over the estimated remaining useful life of the asset group's primary asset, which was deemed to be acquired technology. Accordingly, the Company further tested this asset group for impairment as of September 30, 2024, using projected discounted cash flows, as well as a market approach based upon revenue multiples, to estimate the asset group's fair value. These valuation approaches required the application of Level 3 valuation inputs (as defined in Note 18).

For the three and nine months ended September 30, 2024, the Company recorded an aggregate impairment loss of $42,288, within "Asset impairment charges" on our condensed consolidated statements of operations, as a result of concluding that the carrying value of the primary asset group underlying the Company's core operations exceeded the fair value of the asset group as of September 30, 2024. After consideration of the relative carrying values of the long-lived assets comprising this asset group, as well as the long-lived asset fair values below which asset carrying amounts should not be impaired, the Company recorded impairment charges of $31,198, $5,911, and $5,179 (representing the allocation of the aggregate impairment charge of $42,288) to intangible assets; property and equipment; and right-of-use assets, respectively. The Company estimated the fair values of the intangible assets and right-of-use assets included in the asset group using the income approach and estimated the fair value of the property and equipment included in the asset group using the cost approach. The estimation of the fair values of all classes of long-lived assets to which the impairment charge has been allocated required the application of Level 3 valuation inputs, as defined in Note 18. Refer to Note 5 and Note 8 for additional details regarding the allocation of the impairment loss to intangible assets and right-of-use assets, respectively.

Summary of Significant Accounting Policies

The significant accounting policies described in our 2023 Form 10-K remain unchanged.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) Acquisitions

Wematter

On July 1, 2023, the Company completed the acquisition of 100% of the outstanding voting interest of Wematter AB (“Wematter”), a Swedish 3D printer manufacturer that broadens 3D Systems’ Selective Laser Sintering (SLS) portfolio. Consideration for this acquisition consisted of approximately $10,224 in cash, subject to customary post-closing adjustments. The Company also may be required to pay an additional €2,000 in cash, contingent upon the achievement of certain post-closing performance conditions and the continued employment of certain key Wematter employees for two years after the closing date of the acquisition. This €2,000 is required to be recognized as compensation expense over the key employees' required service period, if deemed probable of being earned. As of September 30, 2024, management does not believe that achievement of the post-closing performance conditions is probable.

In a separate transaction, the Company previously extended a loan to Wematter during the three months ended June 30, 2023. We determined that this loan, representing a preexisting contractual relationship, was effectively settled upon the close of the acquisition of Wematter. No gain or loss was recognized in connection with the effective settlement, as the carrying value of the loan was not materially different from the pricing of similar current market transactions. The effective settlement of this loan receivable resulted in an increase of $942 to the consideration transferred in connection with this transaction (i.e., above the cash consideration paid) and a corresponding increase to goodwill.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the combined results of the Company and Wematter as if the acquisition of Wematter had occurred on January 1, 2022. The pro forma results have been prepared for comparative purposes only, and do not necessarily represent what our results of operations would have been had the acquisition been completed on January 1, 2022. In addition, these pro forma results are not intended to be a projection of future operating results and do not reflect synergies that might be achieved.

The unaudited pro forma financial information includes adjustments for the pro forma impact of the allocation of the purchase price recognized in connection with the acquisition of Wematter (as summarized above). These adjustments primarily relate to the impact of incremental amortization expense attributable to newly acquired and recognized intangible assets. Pro forma revenue information has not been presented, as pre-acquisition revenue reported by Wematter was not material and, accordingly, the impact on our reported consolidated revenue also would not have been material for the period presented. The table below does not include the presentation of a pro forma net loss attributable to 3D Systems Corporation for the three months ended September 30, 2023 because Wematter's results are reflected in 3D Systems consolidated numbers for the full three month period.

(in thousands)	Nine Months Ended September 30, 2023
Pro forma net loss attributable to 3D Systems Corporation	$(71,076)

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) Revenue

Revenue is recognized when control of the promised products or services is transferred to customers. A majority of our revenue is recognized at the point in time when products are shipped or delivered and the point in time when services are delivered to our customers. However, we also enter into service contracts and collaboration agreements with customers, for which we typically are required to recognize revenue over time.

Performance Obligations

At September 30, 2024, we had $100,187 of unrecognized revenue comprised of $44,914 of deferred revenue and customer deposits as well as cancellable and non-cancellable customer order backlog. This $100,187 excludes variable consideration totaling $46,000, which will not be included in contract transaction price for purposes of revenue recognition until management is able to conclude that it is probable that the inclusion of such amounts will not result in a subsequent significant reversal of the cumulative amount of revenue recognized. We expect to recognize approximately 93.5% of the deferred revenue and customer deposits as revenue within the next twelve months, and the remaining balance thereafter.

Collaboration and Licensing Arrangements

We enter into collaboration and licensing arrangements with third parties. The nature of the activities to be performed and the consideration exchanged under these arrangements varies on a contract-by-contract basis. We evaluate these arrangements to determine whether they meet the definition of a customer relationship for which revenue should be recorded and recognized. These contracts may contain multiple performance obligations and may contain fees for licensing, research and development services, contingent milestone payments upon the achievement of contractual developmental criteria and/or royalty fees based on the licensees’ product revenue. We determine the revenue to be recognized under these arrangements based upon an evaluation of the distinct performance obligations; the identification and evaluation of material rights; the estimation of the amount of variable consideration to be included in transaction price, as well as the timing for inclusion of such variable consideration; and the amount of transaction price assigned to and the pattern of transfer of control for each distinct performance obligation. This typically results in the recognition of revenue over time using a cost-to-cost percentage of completion model to measure the progress of the transfer of control. During the three and nine months ended September 30, 2024, the Company recognized $1,974 and $5,820, respectively, of revenue related to collaboration arrangements with customers. During the three and nine months ended September 30, 2023, the Company recognized $7,896 and $16,099, respectively, of revenue related to collaboration arrangements with customers.

Contract Balances

Our accounts receivable, contract asset and contract liability balances as of September 30, 2024 and December 31, 2023 were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Accounts receivable, net of reserves	$99,224	$101,497
Contract assets(1)	14,747	12,147
Contract liabilities(2)	44,914	40,075
(1) Includes amounts reported in Prepaid expenses and other current assets and Other assets on the condensed consolidated balance sheets, inclusive of $7,167 and $5,422 as of September 30, 2024 and December 31, 2023, respectively, that is related to a long-term contract and is billable upon the attainment of milestones.

(2) Includes both current and long-term portions of deferred revenue. The long-term portion of deferred revenue is reported in Other liabilities on the condensed consolidated balance sheets.

During the three months ended September 30, 2024, we recognized revenue of $6,452 related to our contract liabilities at December 31, 2023. During the nine months ended September 30, 2024, we recognized revenue of $28,903 related to our contract liabilities at December 31, 2023.

Revenue Concentrations

For the three and nine months ended September 30, 2024, one customer accounted for approximately 19.9% and 17.4% of our consolidated revenue, respectively. For the three and nine months ended September 30, 2023, the same customer accounted for approximately 10.7% and 14.4% of our consolidated revenue, respectively. We expect to maintain our relationship with this customer.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue by geographic region for the three and nine months ended September 30, 2024 and September 30, 2023, which is determined based upon the geographic region in which a sale originates, was as follows:

	Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Americas	$66,500	$69,714
EMEA	36,864	43,141
APAC	9,576	10,936
Total	$112,940	$123,791

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Americas	$193,285	$214,956
EMEA	108,300	127,150
APAC	27,512	31,115
Total	$329,097	$373,221

(4) Inventories

The components of inventories at September 30, 2024 and December 31, 2023 are summarized as follows:

(in thousands)	September 30, 2024	December 31, 2023
Raw materials	$45,558	$59,658
Work in process	3,827	4,708
Finished goods and parts	85,541	87,822
Total inventories	$134,926	$152,188

The inventory reserve was $21,972 and $16,156 as of September 30, 2024 and December 31, 2023, respectively.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Intangible Assets

Intangible Assets with Finite Lives:

At September 30, 2024 and December 31, 2023, all of our intangible assets had finite lives, and the carrying values of our intangible assets were as follows:

	September 30, 2024			December 31, 2023
(in thousands)	Gross(1)	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$54,329	$(53,323)	$1,006	$54,565	$(52,796)	$1,769
Acquired technology	14,584	(6,475)	8,109	47,515	(13,268)	34,247
Trade names	14,886	(12,008)	2,878	26,938	(14,059)	12,879
Patent costs	20,868	(12,035)	8,833	19,579	(11,350)	8,229
Acquired patents	14,676	(14,544)	132	16,503	(14,822)	1,681
Other	4,213	(4,210)	3	13,711	(9,792)	3,919
Total intangible assets	$123,556	$(102,595)	$20,961	$178,811	$(116,087)	$62,724

(1) The impairment charges subsequently discussed resulted in the establishment of a new cost basis for certain intangible assets reflected in the table. Gross asset carrying values and accumulated amortization have been adjusted to reflect the new cost basis of intangible assets for which the carrying value was reduced due to impairment.

Impairment of Intangible Assets During the Three and Nine Months Ended September 30, 2024

As previously discussed in Note 1, during the three months ended September 30, 2024, the Company concluded that the carrying value of the primary asset group underlying the Company's core operations was impaired, resulting in the allocation of $31,198 of the $42,288 impairment charge to intangible assets. The impairment charge allocated to intangible assets reduced the carrying values of customer relationships, acquired technology, and trade names by $328, $23,205, and $7,665, respectively. All intangible asset impairment charges have been recorded within "Asset impairment charges" on our condensed consolidated statements of operations.

Impairment of Intangible Assets During the Three and Nine Months Ended September 30, 2023

During the three months ended September 30, 2023, the Company concluded that it was more likely than not that it would sell or otherwise dispose of a portion of its software business unit, Oqton MOS, that it had previously acquired. This software business unit represented a discrete asset group for accounting purposes, as its identifiable cash flows were deemed to be largely independent of the cash flows of other groups of assets and liabilities within the Company and its software business unit. Based upon the expectation to either sell or otherwise dispose of this asset group, the Company revised the related long-term cash flow forecast. The revised long-term cash flow forecast indicated that the carrying amounts of this asset group's long-lived assets, consisting primarily of product technology and trade name intangible assets recorded when the asset group was initially acquired, may not be recoverable. Accordingly, the carrying value of this asset group's long-lived assets was tested for impairment based upon an estimate of the associated discounted future cash flows. This fair value measurement approach required the use of Level 3 fair value measurement inputs, as defined in Note 18. As the present value of the estimated future cash flows expected to result from the use and eventual disposition of the asset group was less than its carrying value, the Company recognized a $13,597 impairment charge during the three and nine months ended September 30, 2023, which reduced the carrying values of the asset group's acquired technology and trade name intangible assets to $0.

Amortization of Intangible Assets

Amortization expense related to intangible assets was $7,929 and $12,068 for the three and nine months ended September 30, 2024, respectively, compared to $3,179 and $9,676 for the three and nine months ended September 30, 2023, respectively. Amortization expense for intangible assets is estimated to be $776 for the remainder of 2024, $3,097 in 2025, $2,493 in 2026, $1,973 in 2027 and $1,643 in 2028.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) Goodwill

All goodwill reported as of September 30, 2024 and December 31, 2023 is allocated to our Healthcare Solutions reportable segment, which is also the reporting unit to which all goodwill is assigned for purposes of goodwill impairment testing. As a result of the significant decline in the trading price of our common stock and our market capitalization during the three months ended September 30, 2024, as well as reduced long-term cash flow forecasts prepared in connection with the Company's recently commenced long-range planning process, the Company concluded that the performance of an interim period goodwill impairment test was required as of September 30, 2024. This assessment required the Company to compare the carrying value of our Healthcare Solutions reporting unit as of September 30, 2024 to the reporting unit's fair value. We estimated the fair value of our Healthcare Solutions reporting unit based upon projections of future revenues, expenses, and cash flows discounted to their present value, as well as the application of a market approach. The use of forecasted cash flows for purposes of this interim period goodwill impairment analysis required the application of Level 3 fair value measurement inputs, as defined in Note 18.

Upon completion of the interim period goodwill impairment test performed as of September 30, 2024, the Company concluded that the carrying value of the Healthcare Solutions reporting unit, after adjustment for long-lived asset impairment charges described in Note 1, Note 5 and Note 8, exceeded its fair value by $101,445. This result of our interim period impairment test is primarily attributable to lower forecasted cash flows prepared for the reporting unit in connection with the Company's most recently commenced annual long-range planning process, as compared to the cash flow forecasts prepared for purposes of our last annual goodwill impairment test performed as of November 1, 2023. Consistent with the results of our interim period goodwill impairment test, for the three and nine months ended September 30, 2024, we have recognized an impairment charge of $101,445 related to the goodwill balance that was assigned to the Healthcare Solutions reporting unit. This goodwill impairment charge is reported within "Asset impairment charges" on our condensed consolidated statements of operations.

The following table reflects the changes in the carrying amount of goodwill assigned to our Healthcare Solutions reportable segment and reporting unit during the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
	Healthcare
(in thousands)	Gross Goodwill	Cumulative Impairments	Net Goodwill
Balance at beginning of year	$148,137	$(32,055)	$116,082
Impairments		(101,445)	(101,445)
Foreign currency translation adjustments	330		330
Balance as of September 30, 2024	$148,467	$(133,500)	$14,967

(7) Investments and Note Receivable

The Company holds various investments in equity and debt instruments that are reported in Other assets on our condensed consolidated balance sheets. The following table summarizes our investment balances as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Equity investments under the equity method of accounting	$5,302	$5,247
Equity investments without readily determinable fair values	20,696	20,847
Other(1)	200	200
Total equity investments	$26,198	$26,294

Long-term note receivable(2)	$550	$535
Total notes receivable	$550	$535

(1) Reflects warrant investment carried at fair value. The fair value of these warrants is measured using Level 3 fair value measurement inputs. Refer to Note 18 for a description of Level 3 inputs.
(2) Includes interest amounts that have been accrued on, recorded to and reported as part of the notes receivable balances.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equity Investments under the Equity Method of Accounting

National Additive Manufacturing Innovation ("NAMI") Joint Venture

In February 2023, we became a shareholder in a joint venture formed with the Saudi Arabian Industrial Investments Company ("Dussur") for purposes of expanding the use of additive manufacturing within the Kingdom of Saudi Arabia and surrounding geographies, including the Middle East and North Africa. During April 2023, we deposited our initial investment commitment of approximately $6,500 into a bank account of the joint venture for use in its operations. In May 2024, we made an incremental investment of $2,450. Additional future investments in the joint venture are contingent upon agreement by the parties to the joint venture to invest additional capital. As of both September 30, 2024 and December 31, 2023, the Company owned 49% of the joint venture's common stock. The impact of this investment on the Company’s future financial condition and cash flows is expected to be limited to cash outflows related to any future contingent investments, if required.

The Company accounts for its investment in the joint venture under the equity method of accounting, requiring the Company to recognize its proportionate share of the joint venture's reported net income or loss, which the Company recognizes on a one quarter lag. For the three and nine months ended September 30, 2024 and September 30, 2023, the Company has reported a loss on equity method investment in its condensed consolidated statements of operations.

The Company's reported revenue and cost of sales for the three months ended September 30, 2024 includes related party revenue and associated related party cost of sales of $376 and $231, respectively, attributable to sales to NAMI. The Company's reported revenue and cost of sales for the nine months ended September 30, 2024 includes related party revenue and associated related party cost of sales of $3,536 and $2,549, respectively, attributable to sales to NAMI. The Company's reported revenue and cost of sales for the three months ended September 30, 2023 includes related party revenue and associated related party cost of sales of $865 and $579, respectively, attributable to sales to NAMI. The Company's reported revenue and cost of sales for the nine months ended September 30, 2023 includes related party revenue and associated related party cost of sales of $1,215 and $770, respectively, attributable to sales to NAMI. As of September 30, 2024 and December 31, 2023, the outstanding related party receivable balances attributable to our sales to NAMI were $2,869 and $1,092, respectively.

Equity Investments without Readily Determinable Fair Values

Enhatch

Included within the amounts reported for equity investments without readily determinable fair values as of September 30, 2024 and December 31, 2023 is the Company's investment in Enhatch Inc. ("Enhatch"), the developer of the Intelligent Surgery Ecosystem. In March 2022, the Company made a $10,000 investment in Enhatch and received convertible preferred shares, warrants to purchase additional shares of Enhatch, and the right to purchase in the future (the “call option”) the remaining shares of Enhatch that 3D Systems does not own if certain revenue targets are achieved. The Company's investment in Enhatch's convertible preferred shares and the call option, which have been accounted for together as a single unit of account and represent an equity investment without a readily determinable fair value, was recorded at $9,670 as of the original investment date, with the remaining value assigned to the Enhatch warrants.

As of September 30, 2024 and December 31, 2023, the reported carrying value of the Company's convertible preferred stock investment in Enhatch (i.e., inclusive of the call option) is $6,900, which is recorded in other assets on our condensed consolidated balance sheets. This adjusted carrying value reflects the impact of a $2,770 impairment charge that was recorded during the year ended December 31, 2022.

During the three and nine months ended September 30, 2024, the Company made purchases from Enhatch of $249 and $428, respectively. During the three and nine months ended September 30, 2023, the Company made purchases from Enhatch of $60 and $88, respectively. As of September 30, 2024 and December 31, 2023, the outstanding related party payable balances attributable to our purchases from Enhatch were $22 and $26, respectively.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Variable Interest Entities (VIEs)

We have concluded that two of our investments are VIEs. These investments are not consolidated in our financial statements because we concluded that the Company is not the primary beneficiary. As of September 30, 2024, our maximum exposure to losses associated with the VIEs is limited to the $13,302 carrying value of our investments in the VIEs, which is included in other assets on our condensed consolidated balance sheet. We have no other investments in unconsolidated entities that have been determined to be VIEs.

(8) Leases

We have various lease agreements for our facilities, equipment and vehicles with remaining lease terms ranging from one to fourteen years. As previously discussed in Note 1, during the three months ended September 30, 2024, the Company concluded that the carrying value of the primary asset group underlying the Company's core operations was impaired, resulting in the allocation of $5,179 of the $42,288 asset group impairment charge to right-of-use assets. This impairment charge reduced the carrying values of our operating lease right-of-use assets and finance lease right-of-use assets by $2,713 and $2,466, respectively.

As of September 30, 2024 and December 31, 2023, short-term finance lease obligations of $1,492 and $1,770 are included in accrued and other liabilities on our condensed consolidated balance sheet, and long-term finance lease obligations of $11,019 and $11,458 are included in other long-term liabilities on our condensed consolidated balance sheet.

Incremental Lease Commitments

During the three months ended September 30, 2024, we entered into a lease for a new building in Frankfurt, Germany, which will contain approximately 57,000 rentable square feet, and will be constructed and funded by the lessor up to a certain amount. The lease term is for 5 years upon commencement, which will be when construction is substantially complete. Estimated base rent lease payments related to this new lease total $3,643 at September 30, 2024. These base rent lease payments are not included in the lease balances discussed above, as the lease has not yet commenced.

(9) Accrued and Other Liabilities

Accrued and other liabilities at September 30, 2024 and December 31, 2023 are summarized as follows:

(in thousands)	September 30, 2024	December 31, 2023
Compensation and benefits	$20,641	$13,196
Accrued taxes	1,010	10,373
Accrued product warranty liability	2,289	2,106
Other accrued liabilities	20,942	23,785
Total	$44,882	$49,460

Changes in our accrued product warranty liability balance during the nine months ended September 30, 2024 and September 30, 2023 are summarized below:

(in thousands)	September 30, 2024	September 30, 2023
Balance at beginning of period	$2,106	$3,677
Settlements made	(2,384)	(2,983)
Accruals for warranties issued	2,567	1,715
Balance at the end of period	$2,289	$2,409

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) Borrowings

Convertible Notes

The Company previously issued 0% Convertible Senior Notes due November 15, 2026 (the "Notes"), pursuant to an Indenture dated November 16, 2021 (the “Indenture”) between the Company and The Bank of New York Mellon, N.A., as trustee (the "Trustee"). The related principal, unamortized deferred issuance costs and carrying values as of September 30, 2024 and December 31, 2023 were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Principal(1)	$214,378	$324,870
Unamortized deferred issuance costs	(2,696)	(5,514)
Carrying value	$211,682	$319,356

(1) The Notes have an initial conversion rate of 27.8364 shares of Ccommon Stock per $1 principal amount of Notes (which is subject to adjustment in certain circumstances). This is equivalent to an initial conversion price of approximately $35.92 per share. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the Indenture.

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

The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 15, 2026, only under the following circumstances: (1) during any future calendar quarter (and only during such quarter), if the last reported sale price of the Company's common stock, par value $0.001 per share (the “Common Stock”), is equal to or greater than 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Common Stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and (4) upon the occurrence of specified corporate events, including a Fundamental Change (as defined in the Indenture), or distributions of the Common Stock. On or after August 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time, at the option of the holder, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Notes being converted. Holders of the Notes have the right to require the Company to repurchase for cash all or a portion of their Notes at 100% of their principal amount, plus any accrued and unpaid special interest, upon the occurrence of a Fundamental Change. The Company is also required to increase the conversion rate for holders who convert their Notes in connection with a Fundamental Change or convert their Notes that are called for redemption, as the case may be, prior to the maturity date. As of September 30, 2024, none of the circumstances that would permit the holders of the Notes to exercise their conversion option had occurred.

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

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company incurred $315 and $1,063 of debt issuance cost accretion for the three and nine months ended September 30, 2024, respectively, as compared to $671 and $2,010 of debt issuance cost accretion for the three and nine months ended September 30, 2023, respectively. In addition, in connection with the repurchase of a portion of the Notes in March 2024 (as further discussed below), the Company wrote off $1,756 of debt issuance costs during the nine months ended September 30, 2024. Debt issuance cost accretion of $317, $1,260, and $1,119 is expected to be incurred for the remaining three months of 2024 and the years ended December 31, 2025, and 2026, respectively.

Convertible Notes Compliance

The Indenture contains covenants, events of default and other provisions that are customary for offerings of convertible notes. During the three months ended June 30, 2024, the Company became non-compliant with certain terms of the Indenture. The Company’s failure to file its 2023 Form 10-K and provide it to the Trustee by April 1, 2024 represented a default under the terms of the Indenture. In addition, the Company's failure to file its Form 10-Q for the three months ended March 31, 2024 and provide it to the Trustee by May 30, 2024 represented an incremental default under the terms of the Indenture. These defaults did not become an event of default under the terms of the Indenture given that the Company filed its 2023 Form 10-K on August 13, 2024, curing the first default referenced above, and filed its Form 10-Q for the three months ended March 31, 2024 on August 20, 2024, curing the incremental default referenced above. Both defaults were cured prior to the end of the cure period provided for by the Indenture, which cure period was not initiated by the Trustee or holders of the Notes. The Company did not incur any special interest as a result of the defaults, nor did the Notes become subject to any other actions by the Trustee or the holders. As of September 30, 2024, the Company was in compliance with all of the covenants included in the Indenture.

Debt Extinguishment

In March 2024, the Company repurchased $110,492 of the Notes for $87,218, including transaction expenses. The repurchased Notes were retired upon receipt, and the retirement of the debt obligations was accounted for as an extinguishment of debt. The repurchase of the Notes at a discount resulted in the recognition of a gain of $21,518, after transaction expenses and the write-off of related debt issuance costs, which is reported in other income, net on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2024.

At September 30, 2024, the estimated fair value of the Notes is $178,611. This is based on the quoted market price of the Notes where the volume of activity is limited and not active and, thus, this is deemed a Level 2 fair value measurement.

(11) Redeemable Non-Controlling Interest

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

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes to the Company's RNCI balance during the nine months ended September 30, 2024 and 2023 are summarized below:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Balance at beginning of period	$2,006	$1,760
Net loss	(252)	(149)
Redemption value in excess of carrying value	336	321
Translation adjustments	3	(4)
Balance at end of period	$2,093	$1,928

(12) Stock-Based Compensation

2015 Incentive Plan

The Company is authorized to grant shares of restricted stock, restricted stock units (“RSUs”), stock appreciation rights, cash incentive awards and options to purchase shares of Common Stock to employees and non-employee directors pursuant to its 2015 Incentive Plan (the “2015 Plan”). The 2015 Plan also designates measures that may be used for performance awards and market-based awards. The vesting period for awards granted under the 2015 Plan is generally determined by the Board of Directors at the date of the grant. Generally, the awards vest one third each year, over 3 years. The total number of shares of Common Stock reserved and available for distribution under the 2015 Plan, including the total number of shares of Common Stock that can be issued pursuant to stock options, is 29,235 shares. This represents an increase of 4,000 shares during the three months ended September 30, 2024, pursuant to the approval of stockholders at the 2024 meeting of stockholders.

Systemic Bio Phantom Unit Plan

During the year ended December 31, 2023, we began granting phantom unit awards ("Phantom Units") under a new compensation plan designed for employees and non-employees performing services for Systemic Bio, a wholly-owned subsidiary of 3D Systems Corporation. All awards granted under the plan are subsidiary-level awards. During the three and nine months ended September 30, 2024, we granted 0 and 94 Phantom Units under the plan and recognized $(2,130) and $(32) of compensation expense related to all granted awards, respectively. During the three and nine months ended September 30, 2023, we recognized $183 of compensation expense related to all granted awards.

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

The third-party valuation as of September 30, 2024 resulted in a decrease in the estimated fair value of the Phantom Units and a corresponding $2,569 impact to the expense recognized during the three and nine months ended September 30, 2024, primarily as a result of a change regarding the estimated probability and timing for the occurrence of a trigger event. This change in estimate reduced our basic and diluted loss per share by $0.02 for the three and nine months ended September 30, 2024.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Compensation Arrangements that Include Share Settlement

Regenerative Medicine Earnout Payments and Performance-Based Stock Units

Volumetric Acquisition Earnout Payments

On December 1, 2021, the Company acquired Volumetric Biotechnologies, Inc. (“Volumetric”). Pursuant to the terms of the related acquisition agreement, the Company was potentially subject to aggregate earnout payments of up to $355,000 (i.e., incremental to the previously paid acquisition purchase price). These earnout payments would be triggered by (1) the achievement of seven discrete non-financial milestones, each of which required attainment prior to either December 31, 2030 or December 31, 2035, and (2) the continued employment of certain Volumetric key employees. Each potential milestone-based payment was deemed to be compensation expense that the Company would recognize ratably from the point in time when a milestone was deemed probable of achievement through the estimated time of achievement. Each milestone payment, if earned, would be expected to be settled approximately half in cash and half in shares of Common Stock and, accordingly, expense recognized for the portion of this earnout that is expected to be settled with shares of Common Stock would be reflected in the disclosure of stock-based compensation included herein, if and when accrued.

In February 2024, the Company informed the former owners of Volumetric, to whom the acquisition-related earnout payments of up to $355,000 could have potentially become payable, that four of the seven milestone-related earnout payments, each of which was related to kidney and liver research, were terminated. These four milestone-based earnout payments were terminated in accordance with the terms of the Volumetric acquisition agreement, based upon a determination that achievement was no longer financially viable due to the loss of the funding required from the Company's key strategic partner for the related research and development efforts. Upon termination of the four milestone-based earnout payments, the Company's maximum liability for earnout payments attributable to the acquisition of Volumetric was reduced to $175,000, which would be payable if (1) each of the three remaining non-financial, science-based milestones was achieved within the timeframes set forth in the Volumetric acquisition agreement and (2) the certain key individuals from Volumetric continue to be employed.

On April 29, 2024, two key employees from Volumetric ("Volumetric Key Employees"), who were required to be employed at the time of achievement of each non-financial, science-based milestone outlined in the Volumetric acquisition agreement for each related acquisition earnout payment to become payable, resigned from their positions with the Company. As a result of the resignation of the Volumetric Key Employees, all parties to which the remaining three milestone-based earnout payments totaling $175,000 were potentially payable were notified that such amount was no longer eligible to be earned. While the Volumetric Key Employees claim that their terminations were for good reason, which would preserve the rights to milestone-based earnout payments under the Volumetric acquisition agreement, the Company vigorously denies this claim. Refer to Note 17 for further details regarding the resignation of the certain Volumetric Key Employees and all related actions occurring thereafter.

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

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Earnout and PSU Compensation Expense

Prior to the quarter ended September 30, 2023, the Company recognized compensation expense based upon the assumed achievement of (1) one of the Volumetric milestones for which the potential earnout payment due to the sellers would be $65,000 and (2) one RegMed Award milestone for which the aggregate grant date fair value of the outstanding and unvested awards was $4,773. During the three months ended September 30, 2023, the Company decided to reduce its budgeted funding for the research and development related to the respective Volumetric earnout and RegMed Award milestones, which resulted in the Company concluding that it was no longer probable that these milestones would be achieved by the end of the term of the Volumetric earnout arrangement or prior to the expiration of the RegMed Awards. In concluding that the Volumetric and RegMed Award milestone would no longer be achieved, the Company reversed all of the previously accrued compensation expense, one half of which was expected to be settled with Common Stock shares, which had an income statement impact of $21,527 and $18,392 for the three and nine-months ended September 30, 2023, respectively. The reversals of the previously expensed Volumetric earnout and RegMed Award reduced our reported net loss per basic and diluted share of Common Stock by $0.17 and $0.14 for the three and nine months ended September 30, 2023, respectively. As a result of the budget reduction and the cancellation of all seven Volumetric earnout milestones described above, the Company recognized $0 of compensation expense related to the Volumetric earnout and RegMed Awards during the three and nine months ended September 30, 2024, and no liability related to the Volumetric earnout was recognized on our balance sheets as of September 30, 2024 and December 31, 2023.

dp polar Earnout

In connection with the Company's October 4, 2022 acquisition of dp polar GmbH ("dp polar"), the Company expects to pay $2,229 of compensation expense incremental to the acquisition purchase price. Until April 2024, this payment was contingent upon the continued employment of a key individual from dp polar through December 31, 2024. During April 2024, due to a change in the key individual's employment status, all service conditions of the dp polar earnout were deemed to have been met based on the terms of the initial arrangement. The related compensation that is due is expected to be settled via the issuance of 250 shares of Common Stock on or around December 31, 2024. All remaining expense related to these shares was recognized during the nine months ended September 30, 2024. The Company includes the compensation expense related to this arrangement within stock-based compensation reported herein.

Stock-Based Compensation Activity and Expense

During the three and nine months ended September 30, 2024, the Company granted 2,105 and 2,165 shares of restricted stock, respectively, which had a weighted-average grant date fair value of $1.70 and $1.82 per share, respectively. The restricted stock awards generally vest ratably over three years.

The following table shows the stock-based compensation expense recognized during the three and nine months ended September 30, 2024 and September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock-based compensation expense	$3,666	$(3,142)	$17,339	$15,140

Included in stock-based compensation expense recognized for the three and nine months ended September 30, 2024 are $844 and $3,118, respectively, and $(1,055) and $0, for the three and nine months ended September 30, 2023, respectively, of accrued expense pertaining to annual incentive compensation for which settlement would ultimately occur using shares of Common Stock. Also included in stock-based compensation expense for the three and nine months ended September 30, 2024 are $0 and $0, respectively, and $(10,140) and $(8,640) for the three and nine months ended September 30, 2023, respectively, which relate to the RegMed Awards and the portion of the recognized Volumetric earnout expense expected to be settled using the shares of Common Stock. Finally, stock-based compensation expense for the three and nine months ended September 30, 2024 includes $0 and $975, respectively, and $175 and $727 for the three and nine months ended September 30, 2023, respectively, of expense related to the dp polar earnout arrangement that is required to be settled in shares of Common Stock.

As of September 30, 2024, there was $20,752 of unrecognized stock-based compensation expense related to all unvested share-based payment awards that the Company expects to recognize over a weighted-average period of 1.6 years.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) Income Taxes

We maintain the exception under ASC 740-270-30-36(b), “Accounting for Income Taxes,” for jurisdictions that do not have reliable estimates of ordinary income. Accordingly, we have used a year-to-date methodology in determining the effective tax rate for the three and nine months ended September 30, 2024.

For the three and nine months ended September 30, 2024, the Company’s effective tax rate was 2.4% and 1.1%, respectively. For the three and nine months ended September 30, 2023, the Company’s effective tax rate was (1.6)% and (0.6)%, respectively. The differences between the U.S. statutory tax rate and the effective tax rates for the three and nine months ended September 30, 2024 and 2023 are primarily driven by the recognition of a full deferred tax asset valuation allowance in various jurisdictions.

(14) Net Loss Per Share

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

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator for basic and diluted net loss per share:
Net loss attributable to 3D Systems Corporation	$(178,627)	$(11,704)	$(221,886)	$(70,020)
Redeemable non-controlling interest redemption value in excess of carrying value	(163)	(61)	(336)	(321)
Net loss attributable to common stock shareholders	$(178,790)	$(11,765)	$(222,222)	$(70,341)
Denominator for net loss per share:
Weighted average shares outstanding – basic and diluted(1), (2)	132,235	130,263	131,621	129,780

Net loss per share – basic and diluted	$(1.35)	$(0.09)	$(1.69)	$(0.54)

(1) Equity awards are deemed anti-dilutive for the three and nine months ended September 30, 2024 and 2023 because we reported a net loss for these periods.
(2) Includes 250 shares of Common Stock related to the dp polar earnout arrangement that are expected to be issued given the passage of time on or about December 31, 2024.

The following table presents the potentially dilutive shares that have been excluded from the computation of diluted net loss per share attributable to Common Stock stockholders because their effect is considered anti-dilutive for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three and Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Restricted stock and restricted stock units	4,696	6,653
Stock options	160	420
Total	4,856	7,073

For the three and nine months ended September 30, 2024, the table above excludes an estimate of 826 shares for the payment of accrued incentive compensation that is expected to be settled in shares (Refer to Note 12). This share estimate is based on the liabilities recorded at September 30, 2024 for the fiscal year 2024 incentive compensation arrangement, divided by the Company's year-to-date average share price of $3.77 per share. As of September 30, 2024, there are no contingently issuable shares related to the Volumetric earnout arrangement discussed in Note 12.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and nine months ended September 30, 2023, the table above excludes an estimate of 110 shares that are contingently issuable under the dp polar earnout arrangement, as discussed in Note 12. As of September 30, 2023, there are no contingently issuable shares related to the Volumetric earnout arrangement or the fiscal year 2023 annual incentive compensation plan.

The Company previously issued 0% Convertible Senior Notes due November 15, 2026, as discussed in Note 10. The Notes’ impact to diluted weighted average shares outstanding is required to be calculated using the if-converted method as prescribed in ASC 260. The Notes will increase the diluted weighted average shares outstanding when the average share price over a quarterly or annual reporting period is greater than $35.92 per share, the conversion price of the Notes. For the three and nine months ended September 30, 2024 and 2023, the Notes were anti-dilutive on a stand-alone basis because the average share price during these periods did not exceed the conversion price, and because we reported a net loss for each of the respective periods.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15) Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive loss by component are as follows:

	Three Months Ended September 30, 2024
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance at June 30, 2024	$(52,946)	$305	$(52,641)
Other comprehensive loss	10,150	13	10,163
Balance at September 30, 2024	$(42,796)	$318	$(42,478)

	Nine Months Ended September 30, 2024
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance at December 31, 2023	$(44,564)	$314	$(44,250)
Other comprehensive loss	1,768	4	1,772
Balance at September 30, 2024	$(42,796)	$318	$(42,478)

	Three Months Ended September 30, 2023
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Unrealized loss on short-term investments	Total
June 30, 2023	$(50,069)	$689	$—	$(49,380)
Other comprehensive income (loss)	(7,352)	(20)	—	(7,372)
Amounts reclassified from accumulated other comprehensive income (loss) [a]	—	(11)	—	(11)
September 30, 2023	$(57,421)	$658	$—	$(56,763)

	Nine Months Ended September 30, 2023
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Unrealized loss on short-term investments	Total
Balance at December 31, 2022	$(54,194)	$700	$(328)	$(53,822)
Other comprehensive income (loss)	(3,227)	(8)	108	(3,127)
Amounts reclassified from accumulated other comprehensive income (loss) [a]	—	(34)	220	186
September 30, 2023	$(57,421)	$658	$—	$(56,763)
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

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth our operating results by segment for the three and nine months ended September 30, 2024 and September 30, 2023:

	Revenue		Adjusted EBITDA
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Healthcare Solutions	$55,056	$52,429	$12,032	$13,869
Industrial Solutions	57,884	71,362	(2,617)	7,662
Total Reportable segments	$112,940	$123,791	$9,415	$21,531

	Revenue		Adjusted EBITDA
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Healthcare Solutions	$149,369	$162,028	$24,524	$30,328
Industrial Solutions	179,728	211,193	2,823	16,828
Total Reportable segments	$329,097	$373,221	$27,347	$47,156

The following table provides a reconciliation of our reportable segment Adjusted EBITDA to our reported Net loss attributable to 3D Systems Corporation for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total segment adjusted EBITDA	$9,415	$21,531	$27,347	$47,156
Less items to reconcile segment adjusted EBITDA to net loss attributable to 3D Systems:
Corporate expense not allocated to segments	(23,757)	(16,805)	(74,659)	(59,422)
Interest income (expense), net	944	4,909	3,856	13,118
Provision for income taxes	4,343	(174)	2,496	(404)
Depreciation expense	(4,644)	(5,084)	(14,514)	(15,690)
Amortization expense	(8,357)	(3,179)	(13,260)	(9,676)
Stock-based compensation expense	(5,796)	3,142	(17,370)	(15,140)
Acquisition and divestiture-related expense	(577)	4,055	(815)	(134)
Legal and other related costs	(2,619)	(2,145)	(9,200)	(4,880)
Restructuring expense	(690)	(1,504)	(828)	(6,712)
Net loss attributable to redeemable non-controlling interest	109	57	252	149
Loss on equity method investments, net of tax	(1,254)	(605)	(2,403)	(747)
Gain on repurchase of debt	—	—	21,518	—
Asset impairment charges	(143,733)	(13,595)	(143,733)	(14,211)
Other non-operating income (expense)	(2,011)	(2,307)	(573)	(3,427)
Net loss attributable to 3D Systems Corporation	$(178,627)	$(11,704)	$(221,886)	$(70,020)

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(17) Commitments and Contingencies

The Company has certain purchase commitments under agreements with remaining terms in excess of a year primarily related to printer assemblies, inventory, capital expenditures, and software licenses. As of September 30, 2024, such purchase commitments totaled $18,637, with $11,342 of the purchase obligations expected to be due within the next twelve months.

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

Other Commitments

Government Settlement

Beginning in October 2017, the Company undertook an internal investigation relating to possible violations of U.S. export control laws, including the International Traffic in Arms Regulations administered by the Directorate of Defense Trade Controls of the Department of State (“DDTC”) and the Export Administration Regulations administered by the Bureau of Industry and Security of the Department of Commerce (“BIS”). In February 2023, the Company settled these matters with the U.S. Department of Justice (“DOJ”), DDTC and BIS. As a part of these settlement agreements, the Company agreed to pay $15,048 in civil monetary penalties to these agencies, with an additional $10,000 suspended penalty amount to be allocated to remedial compliance measures required by DDTC. The penalty amounts subject to payment were broken down as follows: DDTC, $10,000 (payable in three installments over a three-year period); BIS, $2,778; and DOJ, $2,270. During the nine months ended September 30, 2024, we paid the second installment penalty of $3,500 in accordance with the DDTC settlement agreement. The original $10,000 suspended penalty has not been recognized as a liability, as it will be recognized as incurred for remedial compliance measures during the three-year term of the settlement agreement. The application of the Company’s spend on remedial compliance measures as a reduction to the original $10,000 suspended penalty must be approved by DDTC, which approval will be sought on an annual basis in accordance with the terms of the settlement agreement. In February 2024, the DDTC formally approved (1) the application of $2,294 of remedial compliance spend that occurred during the year ended December 31, 2023 against the suspended penalty and (2) a reduction of the suspended penalty to $7,706. Any portion not expended for compliance measures at the end of the three-year term of the settlement agreement will be paid by the Company to DDTC.

We initially accrued liabilities related to the foregoing matters during the year ended December 31, 2022, which included recording the $10,000 DDTC civil monetary penalty at a discount using the risk-free interest rate in effect at the time of recognition, due to the multiple annual periods over which the amount would be paid. We have made payments in accordance with the settlement terms and, as of September 30, 2024, the remaining unsettled liability related to the Government Settlement was $2,958, which is reported in "Accrued and other liabilities" on our balance sheet and expected to be due by February 2025.

Letter of Credit

On June 2, 2023, we issued $1,161 of guarantees in the form of a standby letter of credit as security for a long-term real estate lease. The letter of credit has a maturity date of June 2025 and includes automatic one-year extensions, which are not to continue beyond July 1, 2033. We have not recorded any liability for this guarantee, as we believe that the likelihood of having to perform under the letter of credit is remote. In connection with this transaction, we pledged an equal amount of cash to the issuing bank of this letter of credit. The cash pledged is recorded as restricted cash and included in other assets on our condensed consolidated balance sheets.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Litigation

Derivative Actions

The Company has been named as a nominal defendant and certain of its current and former executive officers and directors have been named as defendants in derivative lawsuits pending in the United States District Court for the Eastern District of New York, the South Carolina Court of Common Pleas for the 16th Circuit, York County, and the Supreme Court of the State of New York, Kings County. The actions are styled Nguyen v. Joshi, et al., No. 21-cv-03389-NGG-TAM (E.D.N.Y.) (the “Nguyen Action”), Lesar v. Graves, et al., No. 2021CP4602308 (S.C., Ct. of Common Pleas for the 16th Judicial Cir., Cty. of York) (the “Lesar Action”), Scanlon v. Graves, et al., No. 2021CP4602312 (S.C., Ct. of Common Pleas for the 16th Judicial Cir., Cty. of York) (the “Scanlon Action”), Bohus v. Joshi, et al., No. 22-cv-2203-CBA-RML (E.D.N.Y.) (the “Bohus Action”), and Fernicola v. Clinton, et. al., No. 512613/2022 (N.Y., Kings County Supreme Court) (the “Fernicola Action”) (together, the "Derivative Actions"). The Complaints in the Nguyen and Bohus Actions, which were filed on June 15, 2021 and April 18, 2022, respectively, assert breach of fiduciary duty claims against all defendants and claims for contribution under the federal securities laws against certain of the defendants. The Complaints in the Lesar and Scanlon Actions, which were filed on July 26, 2021, assert breach of fiduciary duty and unjust enrichment claims against the defendants. The Complaint in the Fernicola Action was filed on May 2, 2022, and asserts claims for breach of fiduciary duty and waste of corporate assets against the director defendants. On August 27, 2021, the Nguyen Action was stayed until 30 days after the earlier of: (i) the close of discovery in a securities class action lawsuit that had been brought against the Company in 2021 and settled in January 2024 (the “Securities Class Action”) or (ii) the deadline for appealing a dismissal of the Securities Class Action with prejudice. On October 26, 2021, the Lesar Action and the Scanlon Action were consolidated into a single stockholder derivative action, styled as In Re 3D Systems Corp. Shareholder Derivative Litigation, No. 2021CP4602308 (S.C., Ct. of Common Pleas for the 16th Judicial Cir., Cty. Of York) (the “South Carolina Derivative Action”). On March 3, 2022, the South Carolina Derivative Action was stayed until 30 days after the earlier of: (i) the close of discovery in the Securities Class Action or (ii) the deadline for appealing a dismissal of the Securities Class Action with prejudice. On June 16, 2022, the Bohus Action was consolidated with the Nguyen Action (the “E.D.N.Y. Derivative Action”). The E.D.N.Y. Derivative Action was stayed until 30 days after the earlier of: (i) the close of discovery in the Securities Class Action, or (ii) the deadline for appealing a dismissal of the Securities Class Action with prejudice. The deadline for appealing the dismissal of the Securities Class Action expired on February 5, 2024 and no appeals were filed. Accordingly, the discovery stays in the South Carolina and E.D.N.Y. Derivative Actions lifted on March 6, 2024. On February 13, 2024, the parties to the Derivative Actions reached an agreement in principle resolving the actions. On April 30, 2024, the parties executed a Stipulation of Settlement. The settlement is subject to both preliminary and final approval by the Court of Common Pleas for the 16th Judicial Circuit, State of South Carolina, County of York (the "South Carolina Court"). On May 14, 2024, Lead Plaintiffs' Counsel filed a motion seeking entry of an order preliminarily approving the settlement and establishing notice procedures. The South Carolina Court granted preliminary approval during a hearing held on July 11, 2024 and final approval during a hearing on October 21, 2024. No appeal was received by November 20, 2024, so the South Carolina Derivative Action has concluded, and the stockholders will seek dismissal of the E.D.N.Y. Derivative Action.

The only monetary component of the Stipulation of Settlement is a $1,950 fee and expense award to counsel for plaintiffs in the Derivative Actions, all of which will be paid by insurance following final approval of the settlement by the Court.

SEC Investigation

On April 15, 2022, the Company was informed that the SEC is conducting a formal investigation of the Company related to, among other things, the allegations in the Securities Class Action. The Company has subsequently received subpoenas from the SEC for the production of documents and information related to its investigation as a follow on to a previous voluntary request for documents. The most recent SEC subpoena was received by the Company in August 2024, and seeks additional documents and information relating to its continuing investigation of the Company. The Company is cooperating with the SEC in connection with its formal investigation.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Termination of Volumetric Milestones Related to Potential Earnout Payments

Following the acquisition of Volumetric in 2021, the Company could have been required to pay up to $355,000 of acquisition-related earnout payments to the former owners of Volumetric if the Company were to achieve seven non-financial, science-based milestones prior to either December 31, 2030 or December 31, 2035 (refer to Note 12). Due to the loss of funding from the Company's key strategic partner for kidney and liver research and development efforts, the Company notified the former owners of Volumetric on February 24, 2024 that it was terminating the four milestones that related to those kidney and liver research and development efforts, as achievement was no longer financially viable. As a result of the termination of the four milestones, the Company's maximum liability for acquisition-related earnout payments was reduced to $175,000, which would have been payable if each of the three remaining non-financial, science-based milestones was achieved within the timeframes set forth in the Volumetric acquisition agreement.

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

On April 29, 2024, two key employees from Volumetric ("Volumetric Key Employees"), who were required to be employed at the time of achievement of each non-financial, science-based milestone outlined in the Volumetric acquisition agreement for each related acquisition earnout payment to become payable, resigned from their positions with the Company. As discussed in Note 12, four of the seven Volumetric milestone-based earnout payments were previously cancelled as achievement was no longer deemed financially viable. As a result of the resignation of the Volumetric Key Employees, all parties to which the remaining three milestone-based earnout payments totaling $175,000 were potentially payable were notified that such amount was no longer eligible to be earned. While the Volumetric Key Employees claim that their terminations were for good reason, which would preserve the rights to milestone-based earnout payments under the Volumetric acquisition agreement, the Company vigorously denies this claim. Presently, no lawsuit has been filed by the former owners of Volumetric to which milestone-based earnout payments were potentially payable, and there is no reasonable estimate or range of estimates of potential financial liability associated with this matter.

On August 21, 2024, the Company proposed a settlement of $1,750 with the former shareholders and key employees of Volumetric during mediation. The proposed settlement was accrued as of September 30, 2024. As of November 26, 2024, the mediation process between the parties remains ongoing.

Other
In May 2024, the Company became aware of a litigation matter involving claims against a Brazilian subsidiary of the Company by a former contractor for breach of contract relating to allegedly unpaid commissions and compensation owed as a result of the termination of the contractor. The amount at issue in this matter is approximately $800. The Company believes that it has substantial defenses to the allegations and continues to defend itself vigorously.

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

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Cash equivalents are valued utilizing the market approach for measuring the fair value of financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value as of September 30, 2024 and December 31, 2023 because of the relatively short duration of these instruments.

Assets measured at fair value on a recurring basis as of September 30, 2024 include money market funds with a fair value of $115,786, which are included in cash and cash equivalents on the condensed consolidated balance sheet, and for which Level 1 inputs are used to measure at fair value. We did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the three and nine months ended September 30, 2024.

Assets measured at fair value on a recurring basis as of December 31, 2023 include money market funds with a fair value of $255,984, which are included in cash and cash equivalents on the condensed consolidated balance sheet, and for which Level 1 inputs are used to measure at fair value.

Assets Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended September 30, 2024 the Company recorded asset impairment charges related to property, plant, and equipment; intangible assets (including goodwill); and right-of-use assets. During the three and nine months ended September 30, 2023, the Company recorded asset impairment charges related to intangible assets. The recognition of these impairment charges required the Company to measure the fair value of the reporting unit to which goodwill is assigned, the fair value of asset groups, and the fair values of the long-lived assets comprising the impaired asset groups using Level 3 inputs. Refer to Note 1, Note 5, Note 6, and Note 8 for additional details regarding the impairment charges recognized during the three and nine months ended September 30, 2024 and 2023 and the related fair value measurements.

(19) Restructuring and Exit Activity Costs

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
•reducing headcount throughout all functions and areas of the organization; and
•rationalizing the Company's geographic footprint through the exit of leased facilities;

As of September 30, 2024, the Company has substantially completed its in-sourcing activities. Actions taken to reduce headcount commenced during the year ended December 31, 2023 and were substantially completed during the three months ended September 30, 2024.

During the last quarter of our fiscal year ended December 31, 2023, the Company began identifying and evaluating opportunities to exit leased facilities as part of its efforts to rationalize its geographic footprint. Throughout the nine month period ended September 30, 2024, the Company (1) has partially or fully exited 15 leased facilities that were identified as part of the Company's plan and (2) has commenced active marketing efforts to sublease facilities that have been fully exited. The Company expects to have exited all facilities identified as part of its facilities rationalization plan by December 31, 2024.

2023 Restructuring Plan Costs, Cash Settlements and Recognized Liabilities

We incurred $8,560 in severance and termination benefit costs related to headcount reductions between inception of our 2023 Restructuring Plan and the substantial completion of headcount reductions under the plan during the three months ended September 30, 2024, inclusive of $669 and $318 which has been recognized in our condensed consolidated statement of operations for the three and nine months ended September 30, 2024. These charges relate to employee severance and termination benefit costs that are generally recognized when probable and estimable because they are typically being determined consistent with the Company’s past practices or statutory law. During the three months ended June 30, 2024, we recorded a reduction of approximately $1,000 from our severance accrual included in cost of sales as a result of the decision to continue to operate certain facilities during the second quarter. This reduction in severance costs was partially offset by incremental severance charges recorded in costs of sales during the three months ended September 30, 2024.

We may incur non-cash impairment charges as a result of exiting leased facilities, if the carrying values of the related right-of-use asset balances and other related asset balances (e.g., leasehold improvements) will not be fully recoverable through our efforts to sublease an exited facility. However, since inception of our 2023 Restructuring Plan, with the exception of certain amounts paid to terminate certain leases early, our condensed consolidated financial statements have not reflected material transactions or charges resulting from decisions to exit facilities because either (1) the Company has not ceased use of a facility that it plans to exit or (2) an individual facility (and any related assets, as applicable) do not yet qualify to be measured for impairment separate from the asset group to which it has historically belonged, which would generally occur when we have entered into a sublease. During the nine months ended September 30, 2024, we have paid $489 to terminate certain leases related to facilities identified as part of our facilities exit plan. In addition, during 2023, the Company recognized $628 of impairment charges related to certain fixed assets that were retired in connection with the Company’s restructuring activities. There have been no impairment charges recorded related to fixed assets during the three and nine months ended September 30, 2024 that relate specifically to decisions to exit facilities.

The following table provides details regarding restructuring charges recorded and amounts that were settled with cash during the nine months ended September 30, 2024 and 2023, as well as our remaining accrued liability reported in our condensed consolidated balance sheet as of September 30, 2024 and 2023:

(in thousands)	September 30, 2024	September 30, 2023
Balance at beginning of period	$3,933	$—
Costs incurred during the period	318	3,724
Amounts settled with cash	(2,909)	(2,693)
Balance at the end of period	$1,342	$1,031

The severance, termination benefits and other employee costs that have been incurred during the three and nine months ended September 30, 2024 and 2023 are reflected in our condensed consolidated statement of operations as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total cost of sales	$469	$—	$(523)	$—
Selling, general and administrative	8	706	456	3,724
Research and development	192	—	385	—
Total	$669	$706	$318	$3,724

(20) Subsequent Events

We have evaluated subsequent events through the date these financial statements were issued and determined there were no events that required disclosure or recognition in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q (the “Financial Statements”). Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that may affect our future performance that are discussed in greater detail under the headings “Forward Looking Statements” below; in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q; and in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).

Business Overview

3D Systems Corporation (“3D Systems,” the “Company,” “we,” “our,” or “us”) markets our products and services through subsidiaries in North America and South America (collectively referred to as “Americas”), Europe and the Middle East (collectively referred to as “EMEA”) and Asia Pacific and Oceania (collectively referred to as “APAC”). We provide comprehensive 3D printing and digital manufacturing solutions, including 3D printers for plastics and metals, materials, software, and services, including maintenance, advanced manufacturing and applications engineering. Our solutions support advanced applications in two key industry verticals: Healthcare Solutions and Industrial Solutions. We have over 35 years of experience and expertise, which have proven vital to our development of an ecosystem and end-to-end digital workflow solutions that enable customers to optimize product designs, transform workflows, bring innovative products to market and drive new business models.

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
•reducing headcount throughout all functions and areas of the organization; and
•rationalizing the Company's geographic footprint through the exit of leased facilities.

As of September 30, 2024, the Company has substantially completed its in-sourcing activities. Actions taken to reduce headcount commenced during the year ended December 31, 2023 and were substantially completed during the three months ended September 30, 2024.

During the last quarter of our fiscal year ended December 31, 2023, the Company began identifying and evaluating opportunities to exit leased facilities as part of its efforts to rationalize its geographic footprint. Throughout the nine month period ended September 30, 2024, the Company (1) has partially or fully exited 15 leased facilities that were identified as part of the Company's plan and (2) has commenced active marketing efforts to sublease facilities that have been fully exited. The Company expects to have exited all facilities identified as part of its facilities rationalization plan by December 31, 2024.

2023 Restructuring Plan Costs, Cash Settlements and Recognized Liabilities

Headcount Reductions

We incurred a total of $8.6 million in severance and termination benefit costs related to headcount reductions between inception of our 2023 Restructuring Plan and the substantial completion of headcount reductions under the plan during the three months ended September 30, 2024. These costs were generally recognized when probable and estimable because they were typically determined consistent with the Company’s past practices or statutory law.

The severance, termination benefit and other employee costs that were incurred under our 2023 Restructuring Plan during the nine months ended September 30, 2024 and 2023, as well as the related accrued liability balance as of each respective balance sheet date, are as follows:

(in thousands)	September 30, 2024	September 30, 2023
Balance at beginning of period	$3,933	$—
Costs incurred during the period	318	3,724
Amounts settled with cash	(2,909)	(2,693)
Balance at the end of period	$1,342	$1,031

Facilities Rationalization

Since inception of the 2023 Restructuring Plan, we have incurred $0.5 million in lease termination costs and, during 2023, we recorded $0.6 million in incremental impairment charges related to certain fixed assets that have been retired in connection with the Company’s restructuring. Our condensed consolidated financial statements have not reflected additional material charges resulting from decisions to exit facilities because either (1) the Company has not ceased use of a facility that it plans to exit or (2) an individual facility (and any related assets, as applicable) do not yet qualify to be measured for impairment separate from the asset group to which it has historically belonged, which would generally occur when we have entered into a sublease. As we continue to exit the remaining facilities identified as part of our facilities rationalization plan, we expect to incur cash expenditures (costs) related to relocation activities, which amounts will be expensed as incurred. We also may incur non-cash impairment charges, incremental to those resulting from our impairment testing described in Note 8 to the Financial Statements, if the carrying values of right-of-use asset balances related to exited facilities and other related asset balances (e.g., leasehold improvements) will not be fully recoverable through our efforts to sublease an exited facility. We currently expect aggregate annualized cost savings from our 2023 Restructuring Plan to be between $45.0 and $55.0 million when completed.

Other Strategic Business Decisions and Cost Saving Initiatives

Oqton

Throughout the nine months ended September 30, 2024, the Company continued to evaluate strategic alternatives related to Oqton, Inc. ("Oqton") MOS, for which the Company previously disclosed during the year ended December 31, 2023 that it is more likely than not the business would be sold or otherwise disposed of. In connection with the expectation to sell or otherwise dispose of Oqton MOS, management previously assessed whether the carrying value of this asset group’s long-lived assets was recoverable, which resulted in a full impairment of the asset group's intangible assets during the year ended December 31, 2023. As a result of the impairment of Oqton MOS’s intangible assets during the year ended December 31, 2023, the Company has recognized lower amortization expense attributable to intangible assets for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023. No incremental impairment charges have been recognized with respect to the carrying values of the asset group's other assets during the three or nine months ended September 30, 2024.

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

Our first area of focus is the use of additive manufacturing for human organ transplantation, with a long-term goal of helping patients with end-stage disease receive transplants that will enable them to enjoy long and active lives. This program combines our 3D printing expertise and capabilities in human tissue engineering with the regenerative medicine and biotechnology expertise of a key strategic partner. Through the start of 2024, our program focused on developing the capability to print organ scaffolds for human lungs, kidneys and livers. However, beginning in the first quarter of 2024, due to changes to our arrangement with and funding from our key strategic partner, the Company’s continuing organ program shifted its focus to developing the capability to print human lung scaffolds, for which the related R&D efforts will continue to be primarily funded by our key strategic partner. Refer to Note 12 and Note 17 to the Financial Statements for additional information regarding the impact of the changes to this program.

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

Acquisitions/Investments

Incremental Investment in National Additive Manufacturing Innovation (“NAMI”) Joint Venture

In May 2024, the Company made an incremental investment of $2.5 million in NAMI, the Company's joint venture with Dussur. Refer to Note 7 to the Financial Statements for additional details regarding this equity method investment.

Acquisition of Wematter

On July 1, 2023, the Company completed the acquisition of Wematter AB (“Wematter”), a Swedish 3D printer manufacturer, for which post-acquisition results are included in our Industrial Solutions segment. The acquisition broadens 3D Systems’ Selective Laser Sintering (SLS) portfolio. Consideration for this acquisition consisted of approximately $10.2 million in cash, subject to customary post-closing adjustments. The Company also may be required to pay an additional €2.0 million in cash, contingent upon the achievement of certain post-closing performance conditions and the continued employment of certain key employees of Wematter for two years after the closing date of the acquisition. As of September 30, 2024, management does not believe that achievement of the post-closing performance conditions is probable. Refer to Note 2 to the Financial Statements for additional details regarding this acquisition.

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

In addition to changes in sales volumes, there are two other primary drivers of changes in revenue from one period to another: (1) the combined effect of changes in product mix and average selling prices and (2) the impact of fluctuations in foreign currencies. As used in this MD&A, the price and mix effects relate to changes in revenue that are not able to be specifically attributed to changes in unit volume or changes in foreign exchange rates.

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

For further information regarding Adjusted EBITDA, see “Non-GAAP Earnings” below.

Consolidated Financial Results for the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue:
Products	$72,968	$80,415	$208,752	$253,968
Services	39,972	43,376	120,345	119,253
Total revenue	112,940	123,791	329,097	373,221
Cost of sales:
Products	47,533	47,427	129,571	153,442
Services	23,694	21,014	69,793	67,315
Total cost of sales	71,227	68,441	199,364	220,757
Gross profit	41,713	55,350	129,733	152,464
Operating expenses:
Selling, general and administrative	57,974	33,355	166,772	150,623
Research and development	20,764	21,982	66,260	66,953
Asset impairment charges	143,733	13,597	143,733	13,597
Total operating expenses	222,471	68,934	376,765	231,173
Loss from operations	(180,758)	(13,584)	(247,032)	(78,709)
Non-operating income (expense):
Foreign exchange (loss) gain, net	(1,960)	(2,202)	(774)	(3,847)
Interest income	1,550	5,841	5,800	15,730
Interest expense	(606)	(932)	(1,944)	(2,612)
Other (expense) income, net	(51)	(105)	21,719	420
Total non-operating (loss) income	(1,067)	2,602	24,801	9,691
Loss before income taxes	(181,825)	(10,982)	(222,231)	(69,018)
Benefit (provision) for income taxes	4,343	(174)	2,496	(404)
Loss on equity method investment, net of income taxes	(1,254)	(605)	(2,403)	(747)
Net loss before redeemable non-controlling interest	(178,736)	(11,761)	(222,138)	(70,169)
Less: net loss attributable to redeemable non-controlling interest	(109)	(57)	(252)	(149)
Net loss attributable to 3D Systems Corporation	$(178,627)	$(11,704)	$(221,886)	$(70,020)

Other Financial Data:
Adjusted EBITDA	$(14,342)	$4,726	$(47,312)	$(12,266)

Consolidated Operating Results for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Consolidated revenue

The following table sets forth changes in our products and services revenue for the three months ended September 30, 2024 and 2023.

(Dollars in thousands)	Products		Services		Total
Revenue — three months ended September 30, 2023	$80,415	65.0%	$43,376	35.0%	$123,791	100.0%
Change in revenue:
Volume	2,211	2.7%	(3,483)	(8.0)%	(1,272)	(1.0)%
Price/mix	(10,129)	(12.6)%	—	—%	(10,129)	(8.2)%
Foreign currency translation	471	0.6%	79	0.2%	550	0.4%
Net change	(7,447)	(9.3)%	(3,404)	(7.8)%	(10,851)	(8.8)%
Revenue — three months ended September 30, 2024	$72,968	64.6%	$39,972	35.4%	$112,940	100.0%

Products revenue

For the three months ended September 30, 2024, products revenue decreased by $7.4 million, or 9.3%, as compared to the three months ended September 30, 2023. This decrease is primarily attributable to a $10.1 million, or 12.6%, negative impact of changes in price/mix. The unfavorable impact of changes in price/mix is primarily attributable to the significant increase in the volume of materials sales to our key customer in the dental industry (see discussion below) at lower pricing as compared to the three months ended September 30, 2023 and lower pricing of certain materials sold by our Industrial Solutions segment.

The negative impact of changes in price/mix on product revenue reported for the three months ended September 30, 2024 was partially offset by a $2.2 million, or 2.7%, positive impact of higher sales volume. This $2.2 million increase in products revenue due to higher sales volume reflects a $12.0 million increase in revenue attributable to a higher volume of materials sales, offset by a $9.8 million decrease in revenue attributable to a lower volume of printer and products sales. The increase in material sales volume for the three months ended September 30, 2024 is primarily attributable to a significant increase in the volume of materials sold to our key customer in the dental industry, to which materials sales returned to normalized levels for the three months ended September 30, 2024. During the three months ended September 30, 2023, we experienced a lower volume of materials sales to our key customer in the dental industry due to the customer's higher inventory on hand during the period.

Printer sales volume decreased for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the general impact of macroeconomic conditions on printer sales across our business given the capital expenditure nature of such customer purchases. Due to the high price of certain 3D printers, our total products revenue can be materially impacted by period-over-period changes in the concentration of printer orders and shipments. Further contributing to our lower printer revenue due to lower sales volumes during the three months ended September 30, 2024, was a decline in printer sales to our key customer in the dental industry, to which we also expect limited printer sales for the remainder of 2024.

Services revenue

For the three months ended September 30, 2024, services revenue decreased by $3.4 million, or 7.8%, as compared to the three months ended September 30, 2023. Contributing to this decrease in services revenue was a $4.5 million revenue catch-up adjustment recognized during the three months ended September 30, 2023, which related to variable consideration included in a collaboration and licensing agreement. As a result of an amendment to the collaboration and licensing agreement during the three months ended September 30, 2023, the Company concluded that three additional milestone-based payments included in the contract, totaling $6.5 million in the aggregate, became probable of being earned. This resulted in the recognition of the $4.5 million revenue catch-up adjustment during the three months ended September 30, 2023, as no revenue had previously been recognized related to the three additional milestone payments. No similar adjustments were recorded to recognize incremental contract revenue during the three months ended September 30, 2024.

Further contributing to the $3.4 million decrease in services revenue was the impact of macroeconomic conditions on services sales by our Industrial Solutions segment, partially offset by higher personalized health services revenue and higher services sales to our key dental customer.

Total revenue

For the three months ended September 30, 2024, revenue decreased by $10.9 million, or 8.8%, as compared to the three months ended September 30, 2023. This decrease was primarily driven by the $7.4 million decrease in our products revenue and the $3.4 million decrease in our services revenue. Refer to the discussions of products revenue and services revenue above for additional details.

Consolidated gross profit

	Three Months Ended
	September 30, 2024		September 30, 2023		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$25,435	34.9%	32,988	41.0%	$(7,553)	(22.9)%	(6.1)	(14.9)%
Services	16,278	40.7%	22,362	51.6%	(6,084)	(27.2)%	(10.9)	(21.1)%
Total	$41,713	36.9%	$55,350	44.7%	$(13,637)	(24.6)%	(7.8)	(17.4)%

Consolidated gross profit and gross profit margin

Our consolidated gross profit for the three months ended September 30, 2024 decreased $13.6 million, or 24.6%, to $41.7 million, as compared to $55.4 million for the three months ended September 30, 2023. Our consolidated gross profit margin decreased to 36.9% for the three months ended September 30, 2024, as compared to 44.7% for the three months ended September 30, 2023.

Our consolidated gross profit was negatively impacted by the $10.9 million, or 8.8%, decrease in our consolidated revenue for the three months ended September 30, 2024. This decrease in our consolidated revenue reflected decreases in both products revenue and services revenue that resulted in decreases in both products gross profit and services gross profit, respectively. Further contributing to the decrease in our consolidated gross profit is the 780 basis point decrease in our consolidated gross profit margin for the three months ended September 30, 2024, reflecting significant decreases in the gross profit margins realized on both products revenue and services revenue.

Refer to the discussions below for details regarding the factors that have impacted products and services gross profit and products and services gross profit margins for the three months ended September 30, 2024.

Products gross profit and gross profit margin

For the three months ended September 30, 2024, gross profit from products sales decreased by $7.6 million, or 22.9%, as compared to the three months ended September 30, 2023. This decrease in gross profit recognized from products sales is due to the $7.4 million, or 9.3%, decrease in products revenue for the three months ended September 30, 2024, as well as the 610 basis point decrease in gross profit margin realized on products revenue. The most significant contributors to the decrease in our products gross profit margin for the three months ended September 30, 2024 were (1) a $2.7 million increase in the provision recorded for inventory obsolescence during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, and (2) unfavorable manufacturing variances.

Services gross profit and gross profit margin

For the three months ended September 30, 2024, gross profit from services sales decreased by $6.1 million, or 27.2%, as compared to the three months ended September 30, 2023. This decrease in gross profit recognized on services revenue is due to the $3.4 million, or 7.8%, decrease in services revenue for the three months ended September 30, 2024, as well as the 1,090 basis point decrease in the gross profit margin realized on services revenue for the period. Contributing to the higher services revenue and higher gross profit and gross profit margin realized on services revenue for the three months ended September 30, 2023 was $4.5 million of incremental variable consideration revenue recognized by the Company's Healthcare Solutions segment during the three months ended September 30, 2023 upon concluding that additional milestone-based payments included in a collaboration and licensing revenue agreement were probable of being earned. As there were no direct costs (e.g., costs of goods sold) associated with this incremental collaboration and licensing revenue, the entire $4.5 million contributed to an increase in reported gross profit and gross profit margin realized on services revenue for the three months ended September 30, 2023. The Company did not recognize a similar catch-up adjustment to services revenue during the three months ended September 30, 2024.

Consolidated selling, general and administrative expense

Selling, general and administrative ("SG&A") expense for the three months ended September 30, 2024 increased $24.6 million, or 73.8%, to $58.0 million, as compared to $33.4 million for the three months ended September 30, 2023. The primary drivers of the $24.6 million increase in SG&A expense reported for the three months ended September 30, 2024 are as follows:

Primary drivers (in thousands)	Increase / (Decrease)
Volumetric earnout	$20,280
Amortization expense	4,942
Audit, legal and third-party consulting costs	731
Compensation and benefits	(1,271)
Other	(63)
Total change	$24,619

Volumetric earnout

SG&A expense increased $20.3 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, as the Company recognized the reversal of $20.3 million of Volumetric earnout expense during the three months ended September 30, 2023, as compared to recognizing no Volumetric earnout expense during the three months ended September 30, 2024. Prior to the quarter ended September 30, 2023, the Company had been accruing for a $65 million earnout payment (compensation expense) because the Company had concluded that a non-financial, scientific milestone included in the acquisition agreement related to the Company's December 2021 acquisition of Volumetric was probable of achievement. However, during the three months ended September 30, 2023, the Company concluded that this non-financial, scientific milestone was no longer probable of achievement given a reduction in the budgeted funding for the related R&D efforts. Accordingly, the Company reversed all previously recognized earnout expense related to the non-financial, scientific milestone during the three months ended September 30, 2023, and has recognized no earnout expense related to this non-financial, scientific milestone in reporting periods occurring thereafter. Furthermore, as a result of events that have occurred during the nine months ended September 30, 2024, the Company has notified the sellers of Volumetric that they are no longer eligible to earn any of the milestone-based earnout payments contemplated in the Volumetric acquisition agreement. Refer to the discussions in Note 12 and Note 17 to the Financial Statements, for additional details regarding the Company's cancellations of the Volumetric sellers' rights to future earnout payments, as well as actions taken in response to these cancellations.

Amortization expense

Amortization expense increased by $4.9 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This increase in amortization expense was primarily due to a reduction in the estimated remaining useful lives of certain intangible assets, resulting in the recognition of higher amortization expense during the three months ended September 30, 2024. Partially offsetting the impact of the reduced useful lives for certain intangible assets is lower amortization expense resulting from impairment charges that reduced the carrying values of intangible assets included in both the Oqton MOS asset group (refer to Note 5) and the dp polar asset group to $0 during the three months ended September 30, 2023 and December 31, 2023, respectively. Refer to the discussion of "Other Strategic Business Decisions and Cost Saving Initiatives" within the "Recent Developments and Updates Regarding Strategic Initiatives" section of this MD&A for additional details regarding the Company's recent actions taken with respect Oqton.

Audit, legal and third-party consulting costs

Audit, legal and third-party consulting costs increased $0.7 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to the continued recognition of costs to complete our fiscal year 2023 audit, including costs paid to our former independent registered public accounting firm and third-party accounting and finance consulting support costs; whereas, our fiscal year 2022 audit was completed prior to the three months ended September 30, 2023. The increases in audit and third-party consulting costs were partially offset by lower acquisition-related legal costs as compared to the three months ended September 30, 2023 when the Company's was pursuing a large acquisition.

Compensation and benefits

Compensation and benefits expense decreased by $1.3 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This decrease was primarily driven by a $3.3 million decrease in stock-based compensation expense (excluding the impact of the reversal of the portion of the Volumetric earnout expense discussed above that was subject to settlement in shares of Common Stock) and a $0.7 million decrease in severance expense, partially offset by a $2.9 million increase in bonus compensation expense. The decrease in stock-based compensation expense for the three months ended September 30, 2024 is primarily due to (1) the reversal of $2.1 million of expense previously recognized under the Company's Systemic Bio Phantom Unit Plan, as compared to the recognition of $0.2 million of expense under this stock-based compensation plan during the three months ended September 30, 2023, and (2) the delayed grant of fiscal year 2024 annual share-based payment awards under the Company's 2015 Incentive Plan until September and October of 2024, as compared to fiscal year 2023 annual share-based payment award grants occurring in April of 2023. Refer to Note 12 to the Financial Statements for additional details regarding the reversal of stock-based compensation recognized under the Company's Systemic Bio Phantom Unit Plan.

Cash bonus expense for the three months ended September 30, 2024 and 2023 reflects the amount of cash bonus compensation required to be recognized to appropriately report the Company's bonus liability as of each respective balance sheet date. The liability reported as of each balance sheet date is based upon management's estimate of annualized bonus expense, after consideration of the Company's performance relative to annual performance targets established under the bonus plan. For the three months ended September 30, 2024, the Company recorded incremental bonus expense based upon management's estimate of the fiscal year 2024 annual bonus expense; whereas, the Company reversed substantially all of the previously accrued fiscal year 2023 bonus expense during the three months ended September 30, 2023.

The decrease in severance expense recognized for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, is due to the recognition of higher severance and termination benefit charges that were recorded to SG&A expense during the prior year period in connection with our 2023 Restructuring Plan. Under our 2023 Restructuring Plan, employee severance and termination benefit costs generally have been recognized when probable and estimable because they are typically being determined consistent with the Company’s past practices or statutory law. Furthermore, the classification of these severance and termination benefit costs in our statement of operations is based upon the classification of the ordinary compensation expense attributable to the impacted employees.

Consolidated research and development expense

R&D expense for the three months ended September 30, 2024 decreased $1.2 million, or 5.5%, to $20.8 million, as compared to $22.0 million for the three months ended September 30, 2023. Lower R&D expense was primarily driven by cost savings realized under the Company's 2023 Restructuring Plan, as well as a decrease in costs due to the sale of Oqton Dental. Refer to the discussion in the "Recent Developments and Updates Regarding Strategic Initiatives" section of this MD&A for additional details regarding these activities.

Asset impairment charges

During the three months ended September 30, 2024 and 2023, we recorded asset impairment charges of $143,733 and $13,597, respectively. The following table summarizes the nature of the assets for which impairment charges were recorded during the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in thousands)	2024	2023
Goodwill	$101,445	$—
Intangible assets	31,198	13,597
Property and equipment	5,911	—
Right-of-use assets	5,179	—
Total asset impairment charges	$143,733	$13,597

Impairments during the three months ended September 30, 2024

As a result of the significant decline in the trading price of our Common Stock and our market capitalization during the three months ended September 30, 2024, as well as reduced long-term cash flow forecasts prepared in connection with the Company's recently commenced long-range planning process, the Company concluded that the performance of an interim period goodwill impairment test was required as of September 30, 2024. For purposes of this goodwill impairment test, all of our goodwill was allocated to our Healthcare Solutions reportable segment, which also represents the reporting unit to which the goodwill is assigned for testing purposes. The performance of the interim period goodwill impairment test required the Company to compare the carrying value of the Healthcare Solutions reporting unit to its fair value estimated as of September 30, 2024. The carrying value of this reporting unit was estimated to exceed its fair value by $101.4 million, resulting in the recognition of a goodwill impairment charge equal to such amount for the three months ended September 30, 2024. Refer to Note 6 to the Financial Statements for additional details regarding the goodwill impairment charge.

During the three months ended September 30, 2024, the Company concluded that the reduced long-term cash flow forecasts prepared in connection with the Company's recently commenced long-range planning process, combined with the Company's reported losses and negative cash flows for both current and historical reporting periods, were indicators that the primary asset group underlying the Company's core operations should be tested for recoverability. As discussed in Note 1, Note 5 and Note 8 the Company determined that the carrying value of its primary asset group exceeded its fair value. This resulted in the recognition of impairment charges of $31.2 million, $5.9 million and $5.2 million related to intangible assets, property and equipment, and right-of-use assets, respectively, during the three months ended September 30, 2024.

Impairments during the three months ended September 30, 2023

During the quarter ended September 30, 2023, the Company concluded that it was more likely than not that it would sell or otherwise dispose of Oqton MOS, a business which the Company acquired in 2021. Based upon the Company's expectation to sell or otherwise dispose of Oqton MOS, the Company assessed the carrying value of Oqton MOS's long-lived assets, a discrete asset group consisting primarily of product technology and trade name intangible assets initially recorded when Oqton MOS was acquired, for both recoverability and impairment. The Company's assessment resulted in the recognition of impairment charges totaling $13.6 million related to the acquired technology and trade names included in the Oqton MOS asset group during the three months ended September 30, 2023. Refer to Note 5 to the Financial Statements for additional details.

Consolidated operating loss

Our operating loss for the three months ended September 30, 2024 was $180.8 million, as compared to a $13.6 million operating loss for the three months ended September 30, 2023. Our reported operating loss for the three months ended September 30, 2024 increased due to (1) the significant increase in the asset impairment charges recognized; (2) the significant increase in SG&A costs, which includes the impact of reversing the Volumetric earnout expense liability during the three months ended September 30, 2023, as there was not a comparable significant reversal of an expense or liability during the three months ended September 30, 2024; and (3) the decrease in our gross profit realized for the three months ended September 30, 2024 due to lower reported products and services revenues and lower realized products and services gross profit margins. Refer to the revenue, gross profit and cost discussions above for additional details.

Consolidated Operating Results for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The following table sets forth changes in our products and services revenue for the nine months ended September 30, 2024 and 2023.

(Dollars in thousands)	Products		Services		Total
Revenue — nine months ended September 30, 2023	$253,968	68.0%	$119,253	32.0%	$373,221	100.0%
Change in revenue:
Volume	(31,192)	(12.3)%	1,287	1.1%	(29,905)	(8.0)%
Price/mix	(13,726)	(5.4)%	1	—%	(13,725)	(3.7)%
Foreign currency translation	(298)	(0.1)%	(196)	(0.2)%	(494)	(0.1)%
Net change	(45,216)	(17.8)%	1,092	0.9%	(44,124)	(11.8)%
Revenue — nine months ended September 30, 2024	$208,752	63.4%	$120,345	36.6%	$329,097	100.0%

Products revenue

For the nine months ended September 30, 2024, products revenue decreased by $45.2 million, or 17.8%, as compared to the nine months ended September 30, 2023. This decrease is attributable to both a significant decline in sales volume and a significant unfavorable impact of price/mix. The $31.2 million, or 12.3%, decrease in products revenue due to lower sales volume reflects a $47.8 million decrease in revenue that is primarily attributable to a lower volume of printer and other products sales, partially offset by a $16.6 million increase in revenue attributable to a higher volume of materials sales. Printer sales volume decreased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to (1) a significant decline in printer sales to our key customer in the dental industry, to which we also expect limited printer sales for the remainder of 2024, and (2) the general impact of macroeconomic conditions on printer sales more broadly across our business due to the capital expenditure nature of such customer purchases. Due to the high price of certain 3D printers, our total products revenue can be materially impacted by period-over-period changes in the concentration of printer orders and shipments.

In addition, printer and products revenue decreased $6.4 million due to the loss of revenue attributable to our regenerative medicine kidney and liver R&D program, as well as lower revenue recognized related to our regenerative medicine lung R&D program due to less R&D activity performed during the nine months ended September 30, 2024. Refer to the discussion of "Investing in Regenerative Medicine" within the "Recent Developments and Updates Regarding Strategic Initiatives" section of this MD&A for additional details regarding the change to our organs R&D program that resulted in the loss of revenue attributable to kidney and liver research.

The decrease in products revenue attributable to the lower volume of printer sales and the decrease in R&D activity performed under our regenerative medicine organ program was partially offset by a $16.6 million increase in revenue attributable to a higher volume of materials sales. This increase in volume was primarily driven by increased materials sales to our key customer in the dental industry, which returned to normalized levels for the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we experienced significantly lower materials sales to this key customer due to the customer's higher inventory on hand during the period. The higher volume of materials sales to our key customer in the dental industry was partially offset by lower materials sales volume elsewhere in our business, largely driven by slower sell through of materials inventory at certain customers.

Products revenue for the nine months ended September 30, 2024 decreased $13.7 million due to changes in price/mix, which primarily reflects an unfavorable impact of the increased volume of materials sales to our key customer in the dental industry at lower pricing as compared to the nine months ended September 30, 2023. As materials sales volume decreased elsewhere in our business, materials sales to this key customer in the dental industry also represented a higher percentage of our total materials sales.

Services revenue

For the nine months ended September 30, 2024, services revenue increased by $1.1 million, or 0.9%, as compared to the nine months ended September 30, 2023. This increase was primarily driven by increases in personalized healthcare services revenue, an increase in parts and maintenance revenue related to the installed printer base at our key dental industry customer, and revenue generated from a significant Industrial Solutions services contract.

Total revenue

For the nine months ended September 30, 2024, revenue decreased by $44.1 million, or 11.8%, as compared to the nine months ended September 30, 2023. This decrease was primarily driven by the $45.2 million decrease in our products revenue, which was only partially offset by a $1.1 million increase in our services revenue. Refer to the discussions of products revenue and services revenue above for additional details.

Consolidated gross profit

	Nine Months Ended
	September 30, 2024		September 30, 2023		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$79,181	37.9%	100,526	39.6%	$(21,345)	(21.2)%	(1.7)	(4.3)%
Services	50,552	42.0%	51,938	43.6%	(1,386)	(2.7)%	(1.6)	(3.7)%
Total	$129,733	39.4%	$152,464	40.9%	$(22,731)	(14.9)%	(1.5)	(3.7)%

Consolidated gross profit and gross profit margin

Our consolidated gross profit for the nine months ended September 30, 2024 decreased $22.7 million, or 14.9%, to $129.7 million, as compared to $152.5 million for the nine months ended September 30, 2023. Our consolidated gross profit margin decreased to 39.4% for the nine months ended September 30, 2024, as compared to 40.9% for the nine months ended September 30, 2023.

Our consolidated gross profit was negatively impacted by the $44.1 million, or 11.8%, decrease in our consolidated revenue for the nine months ended September 30, 2024, as well as the lower gross profit margins realized on both products revenue and services revenue. Refer to the discussions below for additional details regarding the factors that have impacted products and services gross profit and products and services gross profit margins for the nine months ended September 30, 2024.

Products gross profit and gross profit margin

For the nine months ended September 30, 2024, gross profit from products sales decreased by $21.3 million, or 21.2%, as compared to the nine months ended September 30, 2023. This decrease in gross profit from products sales is primarily due to the $45.2 million, or 17.8%, decrease in products sales revenue. Further contributing to our lower gross profit, as well as our lower gross profit margin, on products sales for the nine months ended September 30, 2024 is a $4.3 million increase in the provision recorded for inventory obsolescence during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Services gross profit and gross profit margin

For the nine months ended September 30, 2024, gross profit from services sales decreased $1.4 million, or 2.7%, as compared to the nine months ended September 30, 2023. The decrease in services gross profit for the nine months ended September 30, 2024, despite the $1.1 million increase in our reported services revenue for the period, was primarily driven by $4.5 million of incremental variable consideration revenue recognized by the Company's Healthcare Solutions segment during the nine months ended September 30, 2023 upon concluding that additional milestone-based payments included in a collaboration and licensing revenue agreement were probable of being earned. As there were no direct costs (e.g., costs of goods sold) associated with this incremental collaboration and licensing revenue, the entire $4.5 million contributed to an increase in reported gross profit and gross profit margin realized on services revenue for the nine months ended September 30, 2023. The Company did not recognize a similar catch-up adjustment to services revenue during the nine months ended September 30, 2024.

Consolidated selling, general and administrative expense

SG&A expense for the nine months ended September 30, 2024 increased $16.1 million, or 10.7%, to $166.8 million, as compared to $150.6 million for the nine months ended September 30, 2023. The primary drivers of the $16.1 million increase in SG&A expense reported for the nine months ended September 30, 2024 are as follows:

Increase / (Decrease)
Volumetric earnout	$17,280
Audit, legal and third-party consulting costs	6,379
Amortization expense	2,821
Accrued contingency expense	1,750
Compensation and benefits	(9,007)
Other	(3,074)
Total change	$16,149

Volumetric earnout

SG&A expense increased $17.3 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, as the Company recognized the reversal of $17.3 million of Volumetric earnout expense during the nine months ended September 30, 2023, as compared to recognizing no Volumetric earnout expense during the nine months ended September 30, 2024. Prior to the quarter ended September 30, 2023, the Company had been accruing for a $65 million earnout payment (compensation expense) because the Company had concluded that a non-financial, scientific milestone included in the acquisition agreement related to the Company's December 2021 acquisition of Volumetric was probable of achievement. However, during the three months ended September 30, 2023, the Company concluded that this non-financial, scientific milestone was no longer probable of achievement given a reduction in the budgeted funding for the related R&D efforts. Accordingly, the Company reversed all previously recognized earnout expense related to the non-financial, scientific milestone during the three months ended September 30, 2023, and has recognized no earnout expense related to this non-financial, scientific milestone in reporting periods occurring thereafter. Furthermore, as a result of events that have occurred during the nine months ended September 30, 2024, the Company has notified the sellers of Volumetric that they are no longer eligible to earn any of the milestone-based earnout payments contemplated in the Volumetric acquisition agreement. Refer to the discussions in Note 12 and Note 17 to the Financial Statements, for additional details regarding the Company's cancellations of the Volumetric sellers' rights to future earnout payments, as well as actions taken in response to these cancellations.

Audit, legal and third-party consulting costs

Audit, legal and third-party consulting costs increased $6.4 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to significant increases in the cost to complete our fiscal year 2023 audit, including costs paid to our former independent registered public accounting firm and third-party accounting and finance consulting support costs. The increases in audit and third-party consulting costs were partially offset by lower acquisition-related legal costs as compared to the nine months ended September 30, 2023 when the Company was pursuing a large acquisition.

Amortization expense

Amortization expense increased by $2.8 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This increase in amortization expense was primarily due to a reduction in the estimated remaining useful lives of certain intangible assets, resulting in the recognition of higher amortization expense during the three months ended September 30, 2024. Partially offsetting the impact of the reduced useful lives for certain intangible assets is lower amortization expense resulting from impairment charges that reduced the carrying values of intangible assets included in both the Oqton MOS asset group (refer to Note 5) and the dp polar asset group to $0 during the three months ended September 30, 2023 and December 31, 2023, respectively. Refer to the discussion of "Other Strategic Business Decisions and Cost Saving Initiatives" within the "Recent Developments and Updates Regarding Strategic Initiatives" section of this MD&A for additional details regarding the Company's recent actions taken with respect Oqton.

Accrued contingency expense

Accrued contingency expense increased due to the accrual of $1.8 million relating to a proposed settlement with the former shareholders and key employees of Volumetric. Refer to Note 17 to the Financial Statements for additional details regarding the ongoing mediation with the former shareholders and key employees of Volumetric.

Compensation and benefits

Compensation and benefits expense decreased by $9.0 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This decrease was primarily driven by a $6.4 million decrease in stock-based compensation expense (excluding the impact of the reversal of the portion of the Volumetric earnout expense discussed above that was subject to settlement in shares of Common Stock) and a $3.4 million decrease in severance expense, partially offset by a $1.6 million increase in bonus expense. The decrease in stock-based compensation expense for the nine months ended September 30, 2024 is primarily due to (1) the reversal of previously recognized stock compensation expense due to forfeitures of a significant volume of unvested awards that were held by employees terminated under the Company's 2023 Restructuring Plan during the nine months ended September 30, 2024 and (2) the delayed grant of fiscal year 2024 annual share-based payment awards under the Company's 2015 Incentive Plan until September and October of 2024, as compared to fiscal year 2023 annual share-based payment award grants occurring in April of 2023. The decrease in stock-based compensation expense related to award forfeitures and delayed grants of new stock-based compensation awards during fiscal year 2024 was partially offset by higher share-based bonus expense and higher share-based dp polar earnout expense recognized during the nine months ended September 30, 2024.

Cash bonus expense for the nine months ended September 30, 2024 and September 30, 2023 reflects the amount of cash bonus compensation required to be recognized to appropriately report the Company's bonus liability as of each respective balance sheet date. The liability reported as of each balance sheet date is based upon management's estimate of annualized bonus expense, after consideration of the Company's performance relative to annual performance targets established under the bonus plan. Cash bonus expense recognized for the nine months ended September 30, 2024 increased, as compared to the nine months ended September 30, 2023, as the Company continued to accrue incremental bonus expense throughout the nine month period ended September 30, 2024, based upon management's estimate of the fiscal year 2024 annual bonus expense; whereas, the Company reversed substantially all of the previously accrued fiscal year 2023 bonus expense during the three months ended September 30, 2023.

The decrease in severance expense recognized for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, is due to the recognition of significantly higher severance and termination benefit charges that were recorded to SG&A expense during the prior year period in connection with our 2023 Restructuring Plan. Under our 2023 Restructuring Plan, employee severance and termination benefit costs generally have been recognized when probable and estimable because they are typically being determined consistent with the Company’s past practices or statutory law. Furthermore, the classification of these severance and termination benefit costs in our statement of operations is based upon the classification of the ordinary compensation expense attributable to the impacted employees.

Consolidated research and development expense

R&D expense for the nine months ended September 30, 2024 decreased $0.7 million, or 1.0%, to $66.3 million, as compared to $67.0 million for the nine months ended September 30, 2023. R&D expense decreased during the nine months ended September 30, 2024 due to cost savings realized under the Company's 2023 Restructuring Plan, as well as a decrease in costs due to the sale of Oqton Dental. Refer to the discussion in the "Recent Developments and Updates Regarding Strategic Initiatives" section of this MD&A for additional details regarding these activities.

The decrease in R&D expense due to cost savings realized under the Company's 2023 Restructuring Plan and the sale of Oqton Dental was substantially offset by increases to R&D expense due to (1) the year-over-year ramp up of activities performed by our wholly-owned bio-tech subsidiary, Systemic Bio, which is focused on the design and manufacture of 3D-printed vascularized “organs-on-chips” for use in drug development by pharmaceutical industry customers and (2) R&D expense that continued to be incurred related to the Company's discontinued kidney and liver regenerative medicine R&D program after the Company was no longer being reimbursed for such costs by its strategic partner, but prior to winding down the resources that had been committed to the kidney and liver program. Refer to the discussion in the "Investing in Regenerative Medicine" section of this MD&A for additional details regarding Systemic Bio and the discontinuance of the kidney and liver regenerative medicine R&D program. Further, for the nine months ended September 30, 2024, R&D cost savings attributable to the 2023 Restructuring Plan and the sale of Oqton Dental were partially offset by higher R&D costs incurred related to Wematter. Wematter was acquired by the Company on July 1, 2023 and, accordingly, was not included in the Company's reported results for the full nine months ended September 30, 2023.

Asset impairment charges

During the nine months ended September 30, 2024 and 2023, we recorded asset impairment charges of $143,733 and $13,597, respectively. The following table summarizes the nature of the assets for which impairment charges were recorded during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Goodwill	$101,445	$—
Intangible assets	31,198	13,597
Property and equipment	5,911	—
Right-of-use assets	5,179	—
Total	$143,733	$13,597

Impairments during the nine months ended September 30, 2024

As a result of the significant decline in the trading price of our Common Stock and our market capitalization during the three months ended September 30, 2024, as well as reduced long-term cash flow forecasts prepared in connection with the Company's recently commenced long-range planning process, the Company concluded that the performance of an interim period goodwill impairment test was required as of September 30, 2024. For purposes of this goodwill impairment test, all of our goodwill was allocated to our Healthcare Solutions reportable segment, which also represents the reporting unit to which the goodwill is assigned for testing purposes. The performance of the interim period goodwill impairment test required the Company to compare the carrying value of the Healthcare Solutions reporting unit to its fair value estimated as of September 30, 2024. The carrying value of this reporting unit was estimated to exceed its fair value by $101.4 million, resulting in the recognition of a goodwill impairment charge equal to such amount for the nine months ended September 30, 2024. Refer to Note 6 for additional details regarding the goodwill impairment charge.

During the three months ended September 30, 2024, the Company concluded that the reduced long-term cash flow forecasts prepared in connection with the Company's recently commenced long-range planning process, combined with the Company's reported losses and negative cash flows for both current and historical reporting periods, were indicators that the primary asset group underlying the Company's core operations should be tested for recoverability. As discussed in Note 1, Note 5 and Note 8 the Company determined that the carrying value of its primary asset group exceeded its fair value. This resulted in the recognition of impairment charges of $31.2 million, $5.9 million and $5.2 million related to intangible assets, property and equipment, and right-of-use assets, respectively during the nine months ended September 30, 2024.

Impairments during the nine months ended September 30, 2023

During the quarter ended September 30, 2023, the Company concluded that it was more likely than not that it would sell or otherwise dispose of Oqton MOS, a business which the Company had acquired in 2021. Based upon the Company's expectation to sell or otherwise dispose of Oqton MOS, the Company assessed the carrying value of Oqton MOS's long-lived assets, a discrete asset group consisting primarily of product technology and trade name intangible assets initially recorded when Oqton MOS was acquired, for both recoverability and impairment. The Company's assessment resulted in the recognition of impairment charges totaling $13.6 million related to the acquired technology and trade names included in the Oqton MOS asset group during the nine months ended September 30, 2023. Refer to Note 5 to the Financial Statements for additional details.

Consolidated operating loss

Our operating loss for the nine months ended September 30, 2024 was $247.0 million, as compared to a $78.7 million operating loss for the nine months ended September 30, 2023. Our reported operating loss for the nine months ended September 30, 2024 increased due to (1) the significant increase in the asset impairment charges recognized; (2) the significant increase in SG&A costs, which includes the impact of reversing the Volumetric earnout expense liability during the nine months ended September 30, 2023, as there was not a comparable significant reversal of an expense or liability during the nine months ended September 30, 2024; and (3) the decrease in our gross profit realized for the nine months ended September 30, 2024 due to lower reported revenue and lower realized gross profit margins. Refer to the revenue, gross profit and cost discussions above for additional details.

Non-Operating Income (Loss) for the Three and Nine Months Ended September 30, 2024 compared to the Three and Nine Months Ended September 30, 2023

Other (loss) income, net

The following table sets forth the components of non-operating income for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Non-operating income (expense):
Foreign exchange loss, net	$(1,960)	$(2,202)	$(774)	$(3,847)
Interest income	1,550	5,841	5,800	15,730
Interest expense	(606)	(932)	(1,944)	(2,612)
Other (loss) income, net	(51)	(105)	21,719	420
Total non-operating (loss) income	$(1,067)	$2,602	$24,801	$9,691

Interest income

For the three and nine months ended September 30, 2024, interest income decreased as compared to the three and nine months ended September 30, 2023 due to the Company's lower cash and cash equivalent balances during the three and nine months ended September 30, 2024.

Interest expense

For the three and nine months ended September 30, 2024, interest expense decreased as compared to the three and nine months ended September 30, 2023 due to the Company's repurchases of debt in December of 2023 and March of 2024. In connection with each of these repurchases of debt, the Company wrote off a portion of the unamortized debt issuance costs, which resulted in lower amortization of debt issuance costs and, accordingly, interest expense for the three and nine months ended September 30, 2024.

Other income, net

For the three months ended September 30, 2024, other income, net was relatively flat as compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, other income, net increased, as compared to the nine months ended September 30, 2023, primarily due to the recognition of a $21.5 million gain on the extinguishment of debt during the nine months ended September 30, 2024.

Net loss

The following table sets forth the net loss attributable to 3D Systems Corporation for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Loss before income taxes	$(181,825)	$(10,982)	$(222,231)	$(69.018)
Benefit (provision) for income taxes	4,343	(174)	2,496	(404)
Loss on equity method investment, net of income taxes	(1,254)	(605)	(2,403)	(747)
Net loss before redeemable non-controlling interest	(178,736)	(11,761)	(222,138)	(70,169)
Less: net loss attributable to redeemable non-controlling interest	(109)	(57)	(252)	(149)
Net loss attributable to 3D Systems Corporation	$(178,627)	$(11,704)	$(221,886)	$(70,020)

Net loss per common share:
Basic	$(1.35)	$(0.09)	$(1.69)	$(0.54)
Diluted	$(1.35)	$(0.09)	$(1.69)	$(0.54)

Provision for income taxes

We reported an income tax benefit of $4.3 million for the three months ended September 30, 2024, as compared to income tax expense of $0.2 million for the three months ended September 30, 2023. Tax amounts reported for the three months ended September 30, 2024 and September 30, 2023 differed significantly from amounts that would be reported based upon our U.S. and foreign jurisdictions' statutory tax rates due to the Company's reported losses and the recognition of full valuation allowances against the resulting deferred tax assets in most jurisdictions where the losses have occurred.

We reported an income tax benefit of $2.5 million for the nine months ended September 30, 2024, as compared to income tax expense of $0.4 million for the nine months ended September 30, 2023. Tax amounts reported for the nine months ended September 30, 2024 and September 30, 2023 differed significantly from amounts that would be reported based upon our U.S. and foreign jurisdictions' statutory tax rates due to the Company's reported losses and the recognition of full valuation allowances against the resulting deferred tax assets in most jurisdictions where the losses have occurred.

Loss on equity method investment, net of income taxes

We hold a 49% investment ownership interest in a joint venture, NAMI, that we account for under the equity method of accounting. (Refer to Note 7 to the Financial Statements for further details.) Under the equity method of accounting, we recognize our proportionate share of NAMI's reported net income or reported net losses ("equity method income" or "equity method losses", respectively) on a one quarter lag, and we defer the recognition of 49% of intra-entity profits related to products that the Company has sold to NAMI that continue to remain on NAMI's balance sheet. The increases in the reported losses on equity method of investment for both the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, primarily reflect increased losses reported by NAMI and our application of the equity method of accounting to this investment. In addition, our reported loss on equity method investment for the nine months ended September 30, 2024 reflects the recognition of equity method losses for a nine-month period; whereas, for the nine months ended September 30, 2023, we did not commence the recognition of equity method losses until April 1, 2023 due to the timing of our investment in this joint venture and our recognition of equity method losses on a one quarter lag.

Net loss attributable to 3D Systems Corporation

Our reported net loss attributable to 3D Systems Corporation increased $166.9 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Our loss from operations increased by $167.2 million for the three months ended September 30, 2024. In addition, the Company recognized a $3.7 million decrease in our non-operating income and a $0.6 million increase in our loss on equity method investment for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increases in our loss from operations and loss on equity investment, along with the decrease in non-operating income, were partially offset by the impact of recognizing a tax benefit of $4.3 million for the three months ended September 30, 2024, as compared to tax expense of $0.2 million for the three months ended September 30, 2023. Refer to the discussions above for additional details regarding the factors that contributed to our higher reported loss from operations, lower reported non-operating income, higher loss on equity method investment, and tax benefit for the three months ended September 30, 2024.

Our reported net loss attributable to 3D Systems Corporation increased $151.9 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This increase in our reported loss was primarily driven by a $168.3 million increase in our loss from operations for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Additionally, this increase in reported loss was driven by an increase in our loss on equity method investment of $1.7 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increases in our reported loss from operations and loss on equity method investment were partially offset by (1) a $15.1 million increase in our non-operating income for the nine months ended September 30, 2024, which is mainly attributable to the $21.5 million gain recognized on debt extinguishment during the period, and (2) and the recognition of a $2.5 million tax benefit for the nine months ended September 30, 2024, as compared to a $0.4 million tax expense for the nine months ended September 30, 2023. Refer to the discussions above for additional details regarding the factors that contributed to our higher reported loss from operations, higher loss on equity method investment, higher reported non-operating income, and tax benefit for the nine months ended September 30, 2024.

Non-GAAP Earnings

Adjusted EBITDA

Our Adjusted EBITDA decreased from positive $4.7 million for the three months ended September 30, 2023 to negative $14.3 million for the three months ended September 30, 2024. This decrease in our Adjusted EBITDA is the result of a $13.6 million decrease in our reported gross profit for the three months ended September 30, 2024 due to lower reported revenue and lower gross profit margins, accompanied by an increase in the core operating costs included in the determination of Adjusted EBITDA. The most significant contributors to the increase in our core operating costs were higher external audit and consulting fees and certain legal expenses. Our measurement of Adjusted EBITDA excludes certain non-cash expenses, certain operating expenses that we do not believe to be reflective of our core operations, and non-operating expenses. Refer to the reconciliation of our reported Net loss attributable to 3D Systems to Adjusted EBITDA below for details regarding the amounts incurred related to (1) non-cash and non-core operating expenses and (2) non-operating expenses that have been excluded from the measurement of Adjusted EBITDA for the three months ended September 30, 2024 and 2023.

Our Adjusted EBITDA decreased from negative $12.3 million for the nine months ended September 30, 2023 to negative $47.3 million for the nine months ended September 30, 2024. This decrease in our Adjusted EBITDA is the result of a $22.7 million decrease in our reported gross profit for the nine months ended September 30, 2024 due to lower reported revenue and lower gross profit margins, accompanied by an increase in the core operating costs included in the determination of Adjusted EBITDA. The most significant contributors to the increase in our core operating costs were higher external audit and consulting fees, higher regenerative medicine R&D costs related to the ramp up of activities performed by Systemic Bio and the discontinued kidney and liver R&D programs (as described above), and certain legal expenses. Partially offsetting those increases in our core operating costs were lower R&D costs resulting from the execution of our 2023 Restructuring Plan and the sale of Oqton Dental. Our measurement of Adjusted EBITDA excludes certain non-cash expenses, certain operating expenses that we do not believe to be reflective of our core operations, and non-operating expenses. Refer to the reconciliation of our reported Net loss attributable to 3D Systems Corporation to Adjusted EBITDA below for details regarding the amounts incurred related to the (1) non-cash and non-core operating expenses and (2) non-operating expenses that have been excluded from the measurement of Adjusted EBITDA for the nine months ended September 30, 2024 and 2023.

Reconciliation of Non-GAAP Measures

The table that follows provides a reconciliation of the Company's reported Net loss attributable to 3D Systems Corporation to Adjusted EBITDA. Refer to the discussion of "How We Assess the Performance of Our Business" for additional information regarding Adjusted EBITDA, and why management believes this measure provides useful information regarding the Company's results of operations.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net loss attributable to 3D Systems Corporation	$(178,627)	$(11,704)	$(221,886)	$(70,020)
Interest (income) expense, net	(944)	(4,909)	(3,856)	(13,118)
Provision (benefit) for income taxes	(4,343)	174	(2,496)	404
Depreciation expense	4,644	5,084	14,514	15,690
Amortization expense	8,357	3,179	13,260	9,676
Stock-based compensation expense	5,796	(3,142)	17,370	15,140
Acquisition and divestiture-related expense	577	(4,055)	815	134
Legal and other related costs	2,619	2,145	9,200	4,880
Restructuring expense	690	1,504	828	6,712
Redeemable non controlling interest	(109)	(57)	(252)	(149)
Loss on equity method investments, net of tax	1,254	605	2,403	747
Gain on repurchase of debt	—	—	(21,518)	—
Asset impairment charges	143,733	13,595	143,733	14,211
Other non-operating (income) expense, net	2,011	2,307	573	3,427
Adjusted EBITDA	$(14,342)	$4,726	$(47,312)	$(12,266)

Segment Financial Results for the Three Months Ended September 30, 2024 and September 30, 2023

The Company has two reportable segments: Healthcare Solutions and Industrial Solutions. Our reportable segments are based upon the industry verticals that they serve and reflect how we report our financial results to the Company's chief operating decision maker ("CODM").

Our CODM evaluates the performance of our reportable segments based upon Segment Revenue and Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes (1) expenses related to corporate functions such as human resources, finance, and legal – inclusive of salaries, benefits, and other related costs – and (2) the non-cash and non-core operating expenses and non-operating income and expenses that we exclude from our calculation of consolidated Adjusted EBITDA (as reflected in our reconciliation of our consolidated Net loss attributable to 3D Systems Corporation to Adjusted EBITDA above). Unallocated corporate expenses are not discussed separately because any variances that have had a significant impact on our operating results for the three months and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, are addressed in the discussions of our “Consolidated Operating Results for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023” and our “Consolidated Operating Results for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023”, respectively, as included above.

The following table presents revenue and Adjusted EBITDA for our Healthcare Solutions segment and our Industrial Solutions segment for the three months ended September 30, 2024 and 2023:

	Segment Revenue			Segment Adjusted EBITDA
	Three Months Ended			Three Months Ended
(in thousands)	September 30, 2024	September 30, 2023	Change	September 30, 2024	September 30, 2023	Change
Healthcare Solutions	$55,056	$52,429	$2,627	$12,032	$13,869	$(1,837)
Industrial Solutions	57,884	71,362	(13,478)	(2,617)	7,662	(10,279)
Total Segment Results	$112,940	$123,791	$(10,851)	$9,415	$21,531	$(12,116)

Healthcare Solutions

Revenue

For the three months ended September 30, 2024, Healthcare Solutions revenue increased $2.6 million, or 5.0%, as compared to the three months ended September 30, 2023. This increase in segment revenue was driven by a $4.5 million increase in products revenue, partially offset by a $1.9 million decrease in services revenue.

Products Revenue

For the three months ended September 30, 2024, the $4.5 million increase in Healthcare Solutions products revenue includes a $7.7 million increase in materials revenue, partially offset by a $3.1 million decrease in printers and products revenue. The $7.7 million increase in materials revenue includes a $13.4 million increase in materials revenue due to an increase in sales volume, partially offset by a $5.9 million decrease in materials revenue due to unfavorable price/mix. The increase in material sales volume for the three months ended September 30, 2024 is primarily attributable to a significant increase in the volume of materials sold to our key customer in the dental industry, to which materials sales returned to normalized levels for the three months ended September 30, 2024. During the three months ended September 30, 2023, we experienced a lower volume of materials sales to our key customer in the dental industry due to the customer's higher inventory on hand during the period.

The significant increase in the volume of materials sales to our key customer in the dental industry is also the primary driver of the $5.9 million decrease in materials revenue due to unfavorable mix, due to lower pricing of the materials sales as compared to the three months ended September 30, 2023. During the quarter ended June 30, 2024, the Company executed a new materials sales contract with this key dental industry customer, under which materials sales to this key dental industry customer are expected to continue to exceed prior year levels for the remainder of the current year, but the pricing of the materials sold to this key dental customer is expected to remain lower than prior year's pricing for the remainder of the current year, including due to volume pricing discounts. Accordingly, price/mix is expected to continue to have an unfavorable impact on our Health Solutions materials and total revenue for the remainder of the current year.

The $3.1 million decrease in printers and products revenue was primarily driven by a decrease in revenue attributable to our regenerative medicine collaborative arrangement with a key strategic partner. Lower revenue attributable to the collaborative arrangement with this key strategic partner is due to the loss of funding for kidney and liver R&D efforts under the contract with this key strategic partner, as well as a decrease in funded lung R&D activity performed under the arrangement during the three months ended September 30, 2024. Refer to the discussion of "Investing in Regenerative Medicine," within the "Recent Developments and Updates Regarding Strategic Initiatives" section of this MD&A, for details regarding the changes to this regenerative medicine program during the current fiscal year.

Services Revenue

The primary driver of the $1.9 million decrease in services revenue for the three months ended September 30, 2024 was $4.5 million of nonrecurring incremental variable consideration revenue recognized by the Healthcare Solutions segment during the three months ended September 30, 2023 upon concluding that additional milestone-based payments included in a collaboration and licensing revenue agreement were probable of being earned. The Company did not recognize a similar catch-up adjustment to services revenue during the three months ended September 30, 2024. Partially offsetting the $4.5 million decrease in services revenue due to the incremental milestone revenue recognized in the prior year was higher revenue attributable to personalized healthcare services and higher maintenance revenue related to the installed printer base at our key dental industry customer for the three months ended September 30, 2024.

Adjusted EBITDA

For the three months ended September 30, 2024, Adjusted EBITDA for our Healthcare Solutions segment decreased by $1.8 million, or 13.2%, as compared to the three months ended September 30, 2023. Adjusted EBITDA decreased $1.8 million despite a $2.6 million increase in revenue, primarily due to the $4.5 million of nonrecurring incremental variable consideration revenue recognized by the Healthcare Solutions segment during the three months ended September 30, 2023 (as discussed above). As there were no direct costs (e.g., costs of goods sold) associated with this incremental variable consideration revenue, the entire $4.5 million contributed to an increase in segment Adjusted EBITDA reported for the three months ended September 30, 2023.

Industrial Solutions

Revenue

For the three months ended September 30, 2024, Industrial Solutions revenue decreased $13.5 million, or 18.9%, as compared to the three months ended September 30, 2023. This decrease in segment revenue was driven by a $12.0 million decrease in products revenue and a $1.5 million decrease in services revenue.

Products Revenue

The $12.0 million decrease in products revenue for the three months ended September 30, 2024 reflects an $8.5 million decrease in printer revenue and a $3.5 million decrease in materials revenue. Lower sales volumes contributed to $9.0 million of the decrease in printer and materials revenue, as sales of each were impacted by general economic conditions. In addition, lower materials pricing contributed to the $3.5 million decrease in materials revenue.

Services Revenue

The primary drivers of the $1.5 million decrease in services revenue for the three months ended September 30, 2024 are a lower installed printer base, reflective of the lower printer sales volume experienced by the segment, and the impacts of general economic conditions.

Adjusted EBITDA

For the three months ended September 30, 2024, Adjusted EBITDA for our Industrial Solutions segment decreased by $10.3 million, or 134.2%, as compared to the three months ended September 30, 2023. The primary driver of the decrease in Adjusted EBITDA was the $13.5 million decrease in segment revenue and the corresponding $11.2 million decrease in gross profit. Partially offsetting the lower segment revenue and segment gross profit was a $0.9 million decrease in segment R&D expense, which was primarily attributable to cost savings realized as a result of the Company's 2023 Restructuring Plan and the sale of Oqton Dental.

Segment Financial Results for the Nine Months Ended September 30, 2024 and 2023

The following table presents revenue and Adjusted EBITDA for our Healthcare Solutions segment and our Industrial Solutions segment for the nine months ended September 30, 2024 and 2023:

	Segment Revenue			Segment Adjusted EBITDA
	Nine Months Ended			Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	Change	September 30, 2024	September 30, 2023	Change
Healthcare Solutions	$149,369	$162,028	$(12,659)	$24,524	$30,328	$(5,804)
Industrial Solutions	179,728	211,193	(31,465)	2,823	16,828	(14,005)
Total Segment Results	$329,097	$373,221	$(44,124)	$27,347	$47,156	$(19,809)

Healthcare Solutions

Revenue

For the nine months ended September 30, 2024, Healthcare Solutions revenue decreased $12.7 million, or 7.8%, as compared to the nine months ended September 30, 2023. This decrease in segment revenue was driven by a $12.1 million decrease in products revenue and a $0.5 million decrease in services revenue.

Products Revenue

For the nine months ended September 30, 2024, the $12.1 million decrease in Healthcare Solutions products revenue was primarily driven by a $14.9 million decrease in revenue due to the unfavorable impact of price/mix of product sales during the period, partially offset by a $2.6 million increase in revenue attributable to higher products sales volume. The $14.9 million decrease in revenue attributable to changes in the price/mix of products sales is primarily due to increased sales of materials to our key customer in the dental industry (see further discussion below) at lower pricing during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. During the quarter ended June 30, 2024, the Company executed a new materials sales contract with this key dental industry customer, under which materials sales to this key dental industry customer are expected to continue to exceed prior year levels for the remainder of the current year, but the pricing of the materials sold to this key dental customer is expected to remain lower than prior year's pricing for the remainder of the current year, including due to volume pricing discounts. Accordingly, price/mix is expected to continue to have an unfavorable impact on our Health Solutions materials and total revenue for the remainder of the current year.

The $2.6 million increase in revenue attributable to higher sales volume reflects a $33.4 million increase in materials revenue due to higher sales volume, partially offset by a $30.8 million decrease in printer and products revenue due to lower sales volume. For the nine months ended September 30, 2024, a significant increase in materials sales to our key customer in the dental industry was the largest contributor to the higher materials sales volume for the period. Sales of materials to this key customer returned to normalized levels; whereas, we experienced lower material sales to this key customer during the nine months ended September 30, 2023 due to the customer's higher inventory on hand during the prior year period. Partially offsetting the impact of the increase in materials sales to this key customer in the dental industry was a decrease in the volume of printers sold to this customer during the nine months ended September 30, 2024. We expect limited printer sales to this key customer in the dental industry for the remainder of 2024, as this customer significantly expanded its printer capacity between 2022 and the quarter ended September 30, 2023. Our Healthcare Solutions segment also experienced a decrease in the volume of printer sales in other areas of the business due to the general impact of macroeconomic conditions on printer sales given the capital expenditure nature of such customer purchases.

In addition, the $30.8 million decrease in printer and products revenue due to lower sales volume includes a $6.4 million decrease in revenue attributable to our regenerative medicine collaborative arrangement with a key strategic partner. Lower revenue attributable to this collaborative arrangement with our strategic partner is due to the loss of funding for kidney and liver R&D efforts under the contract, as well as a decrease in funded lung R&D activity performed under the collaborative arrangement during the nine months ended September 30, 2024. Refer to the discussion of "Investing in Regenerative Medicine", within the "Recent Developments and Updates Regarding Strategic Initiatives" section of this MD&A, for details regarding the changes to this regenerative medicine program during the current fiscal year.

Services Revenue

For the nine months ended September 30, 2024, services revenue for the Healthcare Solutions segment decreased $0.5 million. Contributing to this decrease in services revenue was (1) a $3.0 million decrease in parts manufacturing revenue and (2) $4.5 million of nonrecurring incremental variable consideration revenue recognized by the Healthcare Solutions segment during the nine months ended September 30, 2023 upon concluding that additional milestone-based payments included in a collaboration and licensing revenue agreement were probable of being earned; whereas, the Company did not recognize a similar catch-up adjustment to services revenue during the nine months ended September 30, 2024. Partially offsetting the $3.0 million decrease in parts manufacturing revenue and the $4.5 million decrease in services revenue due to the incremental milestone revenue recognized in the prior year was $4.8 million of higher revenue attributable to personalized healthcare services and higher maintenance revenue related to the installed printer base at our key dental industry customer.

Adjusted EBITDA

For the nine months ended September 30, 2024, Adjusted EBITDA for our Healthcare Solutions segment decreased $5.8 million, or 19.1%, as compared to the nine months ended September 30, 2023. This decrease in Adjusted EBITDA was partially driven by the $12.7 million decrease in segment revenue, which resulted in a $3.8 million decrease in gross profit. Contributing to the decrease in segment revenue and gross margin and, accordingly, segment Adjusted EBITDA is the $4.5 million of nonrecurring variable consideration revenue recognized by the Healthcare Solutions segment during the nine months ended September 30, 2023 (as discussed above), as there were no direct costs (e.g., costs of goods sold) associated with this incremental variable consideration revenue. Further contributing to the decrease in segment Adjusted EBITDA was $4.3 million of higher regenerative medicine R&D costs related to the ramp up of activities performed by Systemic Bio and the discontinued kidney and liver R&D programs, partially offset by $1.7 million in R&D and SG&A cost savings attributable to the Company's 2023 Restructuring Plan.

Industrial Solutions

Revenue

For the nine months ended September 30, 2024, Industrial Solutions revenue decreased $31.5 million, or 14.9%, as compared to the nine months ended September 30, 2023. This decrease in segment revenue was driven by a $33.1 million decrease in products revenue, partially offset by a $1.6 million increase in services revenue.

Products Revenue

For the nine months ended September 30, 2024, the primary driver of the $33.1 million decrease in products revenue was a $17.0 million decrease in printers revenue due to lower sales volume and a $16.8 million decrease in materials revenue due to lower sales volume. Lower printers and materials sales volume and revenue for the nine months ended September 30, 2024 was primarily driven by the general impact of macroeconomic conditions, as well as certain large discrete printer and materials revenue transactions that occurred during the nine months ended September 30, 2023, for which there have not been comparable large discrete printer and materials revenue transactions that have occurred during the nine months ended September 30, 2024.

Services Revenue

The $1.6 million increase in services revenue for the nine months ended September 30, 2024 primarily relates to increased parts manufacturing revenue, partially offset by lower hardware services revenue.

Adjusted EBITDA

For the nine months ended September 30, 2024, Adjusted EBITDA for our Industrial Solutions segment decreased $14.0 million, or 83.2%, as compared to the nine months ended September 30, 2023. The primary driver of the decrease in Adjusted EBITDA was the $31.5 million decrease in segment revenue and a corresponding $18.7 million decrease in gross profit. Partially offsetting lower segment revenue and segment gross profit was a $6.6 million decrease in segment R&D and SG&A cost savings resulting from the Company's 2023 Restructuring Plan and the sale of Oqton Dental.

Liquidity and Capital Resources

The following table sets forth the Company's operating working capital at September 30, 2024 and December 31, 2023.

			Change
(Dollars in thousands)	September 30, 2024	December 31, 2023	$	%
Cash and cash equivalents	$190,005	$331,525	$(141,520)	(42.7)%
Accounts receivable, net	99,224	101,497	(2,273)	(2.2)%
Inventories	134,926	152,188	(17,262)	(11.3)%
	424,155	585,210	(161,055)	(27.5)%
Less:
Current lease liabilities	9,628	9,924	(296)	(3.0)%
Accounts payable	42,414	49,757	(7,343)	(14.8)%
Accrued and other liabilities	44,882	49,460	(4,578)	(9.3)%
	96,924	109,141	(12,217)	(11.2)%
Operating working capital	$327,231	$476,069	$(148,838)	(31.3)%

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

At September 30, 2024, cash and cash equivalents totaled $190.0 million and decreased $141.5 million since December 31, 2023. This decrease resulted primarily from cash used in operations of $37.1 million, capital expenditures of $10.8 million, and repayment on borrowings of $87.2 million.

Cash held outside the U.S. at September 30, 2024 was $64.0 million, or 33.7% of total cash and cash equivalents, compared to $65.8 million, or 19.8% of total cash and cash equivalents, at December 31, 2023. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. (e.g., via dividends) would not incur significant federal and state taxes. However, these dividends would be subject to foreign withholding taxes that are estimated to result in the Company incurring tax costs in excess of the cost to obtain cash through other means. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash Flow” discussion below.

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

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	Dollar Change
Cash flow used in operating activities	$(37,109)	$(71,893)	$34,784
Cash flow (used in) provided by investing activities	(13,152)	130,689	(143,841)
Cash flow used in financing activities	(90,747)	(5,215)	(85,532)

Cash flow from operations

For the nine months ended September 30, 2024, cash used in operating activities was $37.1 million, and cash used in operating activities for the nine months ended September 30, 2023 was $71.9 million. The $34.8 million reduction in cash used in operating activities was due to a $66.8 million favorable impact of changes in working capital accounts for the nine months ended September 30, 2024, as compared to changes in the Company's working capital accounts for the nine months ended September 30, 2023. This $66.8 favorable impact attributable to working capital activity was partially offset by a $32.0 million increase in our net loss for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, after adjustment for the $130.1 million increase in non-cash asset impairment charges, the $21.5 million gain on the extinguishment of debt recognized during the nine months ended September 30, 2024 and the following additional non-cash items recognized in each reporting period: depreciation, amortization, and accretion expense; stock-based compensation expense; non-cash operating lease expense; inventory obsolescence, and other non-cash losses and provisions. The $66.8 million favorable working capital impact was primarily the result of (1) the Company's efforts to reduce its inventory during the nine months ended September 30, 2024, as compared to an increase in the Company's inventory on-hand during the nine months ended September 30, 2023, (2) a reduction in accounts receivables during the nine months ended September 30, 2024, as compared to a significant increase in receivable during the nine months ended September 30, 2023, and (3) a favorable impact of cash used for short-term liabilities.

Cash flow from investing activities

For the nine months ended September 30, 2024, cash used in investing activities was $13.2 million, which was primarily due to capital expenditures of $10.8 million and an incremental investment in NAMI of $2.5 million.

For the nine months ended September 30, 2023, cash provided by investing activities was $130.7 million, which included $180.9 million of proceeds from the sales and maturities of short-term investments, partially offset by capital expenditures of $21.0 million and cash used for investments in strategically-aligned businesses totaling $29.2 million.

Cash flow from financing activities

For the nine months ended September 30, 2024, the cash flow used in financing activities was $90.7 million, primarily due to the use of $87.2 million to repay borrowings and the use of $2.5 million to pay taxes related to the net-share settlement of equity awards.
For the nine months ended September 30, 2023, the cash flow used in financing activities was $5.2 million primarily due to taxes paid related to the net-share settlement of equity awards of $4.8 million.

Material Cash Requirements

The Company's material cash requirements consist of the following contractual and other obligations:

Indebtedness

At September 30, 2024, we had $214.4 million of outstanding 0% convertible notes which mature in November of 2026 (the "Notes"). Management may consider pursuing additional long-term financing if it is appropriate in light of cash requirements for operations or strategic opportunities, which could result in higher financing costs.

Purchase Commitments

We have purchase commitments under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. The Company has certain purchase commitments under agreements with remaining terms in excess of a year, which primarily relate to printer assemblies, inventory, capital expenditures, and software licenses. As of September 30, 2024, such purchase commitments totaled $18.6 million, with approximately $11.3 million, expected to be due within the next twelve months.

Leases

The Company had operating and financing lease obligations (inclusive of interest) of $97.1 million at September 30, 2024, primarily related to real estate and equipment leases, of which approximately $4.2 million in payments are expected over the remainder of 2024.

National Additive Manufacturing Innovation ("NAMI") Joint Venture

In March 2022, Dussur and 3D Systems signed an agreement to form a joint venture intended to expand the use of additive manufacturing within the Kingdom of Saudi Arabia and surrounding geographies, including the Middle East and North Africa. The joint venture is to enable the development of Saudi Arabia's domestic additive manufacturing production capabilities, consistent with the Kingdom’s ‘Vision 2030,’ which is focused on diversification of the economy and long-term sustainability. In February 2023, the Company became a shareholder in the joint venture and now owns 49% of its common stock. 3D Systems was committed to an initial investment of approximately $6.5 million of cash into the joint venture, all of which has been funded as of September 30, 2024. In May 2024, the Company made another investment in NAMI, as further discussed in Note 7 to the Financial Statements. Additional future investments in the joint venture are contingent upon agreement by the parties to the joint venture to invest additional capital. The future impact that participation in the joint venture will have on the Company’s financial position and cash flows is not expected to be material other than any potential cash outflow(s) that may be required to fund contingent investments.

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

There have been no changes to our critical accounting estimates described in our 2023 Form 10-K and our Form 10-Q for the quarterly period ended June 30, 2024. The following discussion supplements our Critical Accounting Estimates disclosure included in our 2023 Form 10-K for "Goodwill & other long-lived assets, including intangible assets" by providing a discussion of the key estimates and assumptions applied in connection with (1) testing goodwill and long-lived assets for impairment and (2) measuring the asset impairment charges recorded during the three and nine months ended September 30, 2024.

See Note 2 to the consolidated financial statements in our 2023 Form 10-K for a summary of our significant accounting policies.

Update Regarding Critical Accounting Estimates

As discussed in Note 6, as a result of the significant decline in the trading price of our common stock and our market capitalization during the three months ended September 30, 2024, the Company concluded that the performance of an interim period goodwill impairment test was required as of September 30, 2024. As discussed in Note 1, the Company further concluded that the significant decline in the Company's stock price during the period, reduced long-term cash flow forecasts prepared for purposes of the Company's interim period goodwill impairment test, and the Company's reported losses and negative cash flows for both current and historical reporting periods were indicators that the primary asset group underlying the Company's core operations should be tested for recoverability, which ultimately resulted in the Company testing this asset group for impairment as of September 30, 2024.

The performance of the long-lived asset recoverability test, the long-lived asset impairment test, and the goodwill impairment test as of September 30, 2024, as well as the measurement of impairment pursuant to these tests, required the Company to make significant estimates regarding the future cash flows expected to be generated by or associated with (1) the asset group that was tested for impairment, (2) the Company's Healthcare Solutions reporting unit to which all goodwill was assigned, and (3) the intangible assets and right-of-use assets included in the asset group that was tested for impairment. These estimates of future cash flows reflected forecasts of long-term revenue, profit margins, operating expenses, and capital expenditures, as applicable. Due to the extended period of time covered by the forecasts prepared for the Company's impairment testing, the estimates of future cash flows included the Company's recoverability test and impairment tests could change in the future – for example, based upon the Company's performance against its forecasts or changes in market conditions or other external factors that could impact the Company's operations.

In addition, the performance of the long-lived asset impairment test and goodwill impairment test required the Company to make judgments regarding appropriate discount rates, including risk premiums included in the determination of those discount rates; perpetual growth rates; and tax rates to be applied to the forecasted cash flows described above. Furthermore, the allocation of the impairment charge measured for the tested asset group required the Company to estimate the fair value of the plant, property, and equipment assets comprising the asset group, which estimates were made using a cost approach and required the application of significant assumptions, estimates, and judgments regarding the replacement costs, condition, and economic lives of the property, plant, and equipment. Due to the significant amount of judgment associated with these estimates and assumptions, these estimates and assumptions could change in the future.

As a result of the impairment testing performed, the Company recorded impairment charges of $101.4 million, $31.2 million, $5.9 million, and $5.2 million related to goodwill; intangible assets; plant, property, and equipment; and right-of-use assets, respectively. Refer to Note 1, Note 5, Note 6, and Note 8 for additional details regarding these impairment charges. If the Company was to conclude that significant changes are required in the future to the estimates, assumptions, or judgments that were included in the impairment tests performed as of September 30, 2024, further testing of impairment could be triggered.

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
•changes in, or interpretation of, tax rules and regulations; and
•the other factors discussed in the reports we file with or furnish to the SEC from time to time, including the risks and important factors set forth in additional detail in Item 1A. “Risk Factors” in the 2023 Form 10-K, the Form 10-Q for the quarterly period ended June 30, 2024 and this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of market risks at December 31, 2023, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2023 Form 10-K. During the three months ended September 30, 2024, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weaknesses discussed in our 2023 Form 10-K.

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal controls to remediate the material weaknesses described in our 2023 Form 10-K. Related to these efforts was the development of a remediation plan to specifically address processes and activities intended to rectify the issues identified as part of the material weaknesses. These plans include, but are not limited to, increased training, enhanced documentation associated with existing policies, and talent enhancements designed to specifically address the identified weaknesses. Additionally, the Company completed a comprehensive project designed to improve controls specifically related to revenue accounting during the 3rd quarter. Aside from these activities, the results of which continue to be evaluated, there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

The information relating to legal proceedings set forth under the header “Litigation” in Note 17 to the Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the risk factors set forth below and the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K and under Part II, Item 1A, "Risk Factors" in our Form 10-Q for the quarterly period ended June 30, 2024 ("Q2 2024 Form 10-Q"). These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Form 10-Q. Except as disclosed below, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” of our 2023 Form 10-K and in Part II, Item 1A, "Risk Factors" in our Q2 2024 Form 10-Q.

Changes in business conditions may cause our goodwill, intangible assets, long-lived tangible assets, and/or right-of-use assets to become impaired.

Goodwill is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Long-lived assets – consisting of tangible assets, intangible assets, and right-of-use assets – are assessed for recoverability and tested for impairment at the asset group level, and testing is required when circumstances indicate that the carrying value of an asset group is not recoverable. Circumstances that may require goodwill to be tested more frequently than the annual impairment test, or indicate that a long-lived asset group is not recoverable, include a significant adverse change in the business climate, current-period operating or cash flow losses combined with a history of operating or cash flow losses, projections or forecasts that demonstrate continuing losses, or a decision to dispose of a business or product line. We face some uncertainty in our business environment due to a variety of challenges, including changes in customer demand and a recent decline in our market capitalization as a result of a decrease in our stock price. While we recorded an impairment charges of $143.7 million related to goodwill, intangible assets, tangible assets, and right-of-use assets during the three and nine months ended September 30, 2024, we may experience additional unforeseen circumstances that adversely affect the value of our these assets and trigger an evaluation of their carrying amounts. Future impairments of goodwill, intangible assets, long-lived tangible assets, and/or right-of-use assets could materially adversely affect our results of operations and financial condition.

As a result of the delayed filing of our 2023 Form 10-K, our Form 10-Q for the quarter ended March 31, 2024, our Form 10-Q for the quarter ended June 30, 2024, and this Form 10-Q, the Company has experienced risks and costs and expects to experience additional risks and costs in the future, including with respect to the SEC's ongoing investigation.

As a result of the circumstances giving rise to the delayed filing of our 2023 Form 10-K, our Form 10-Q for the quarter ended March 31, 2024, our Form 10-Q for the quarter ended June 30, 2024, and this Form 10-Q, the Company experienced risks and costs and expects to experience additional risks and costs in the future. The audit of the financial statements included in our 2023 Form 10-K was time-consuming, required the Company to incur additional incremental expenses and affected management’s attention and resources. Further, the measures to strengthen internal controls being implemented continue to require and will likely require in the future greater management time and Company resources to implement and monitor. Although we have now filed our 2023 Form 10-K, our Form 10-Q for the quarter ended March 31, 2024, our Form 10-Q for the quarter ended June 30, 2024, and this Form 10-Q, our failure to make these filings in a timely manner has led to further investigation and scrutiny by the SEC, which has been conducting a formal investigation of the Company since April 2022 as a follow on to the previously disclosed SEC voluntary request for documents. Although the Company is currently cooperating with the SEC, the Company cannot predict the ultimate outcome of the SEC’s investigation. Any allegations or adverse findings by the SEC could harm our reputation, negatively impact our stock price and have a material adverse effect on our business, financial condition and results of operations. Moreover, the expense and distraction to management of cooperating with and responding to the SEC could have a material adverse effect on the Company even if the investigation is ultimately closed or resolved in a manner favorable to the Company. See also the risk factor below entitled “We are no longer eligible to use a Form S-3 registration statement, which could impair our capital-raising activities.”

We are no longer eligible to use a Form S-3 registration statement, which could impair our capital-raising activities.

As a result of our failure to timely file our 2023 Form 10-K, our Form 10-Q for the quarter ended March 31, 2024, our Form 10-Q for the quarter ended June 30, 2024, and this Form 10-Q with the SEC, we are no longer eligible to use a Form S-3 registration statement. Further, as a result of the late 2023 Form 10-K filing, the late Form 10-Q filing for the quarter ended March 31, 2024, the late Form 10-Q for the quarter ended June 30, 2024, and this late Form 10-Q filing, we are also no longer a “well-known seasoned issuer,” as such term is used in the SEC’s regulations, which otherwise would allow us to, among other things, file automatically effective Form S-3 registration statements. Our eligibility to use a Form S-3 registration statement may not be restored until December 1, 2025, and then only if we have not had any other filing delinquency that would preclude Form S-3 eligibility and satisfy all other requirements for Form S-3 eligibility. During any period when we are not eligible to use Form S-3 or qualify as a “well known seasoned issuer,” our capital-raising ability may be impaired. Under these circumstances, we would be required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities and Issuer Purchases of Equity Securities

Issuances of Unregistered Securities

None.

Issuer purchases of equity securities

We did not repurchase any of our equity securities in the open market during the three months ended September 30, 2024; however, shares of Common Stock were surrendered to us for payment of tax withholding obligations in connection with the vesting of restricted stock awards and units pursuant to our Amended and Restated 2015 Incentive Stock Plan.

	Total number of shares (or units) purchased		Average price paid per share (or unit)
July 1, 2024 - July 31, 2024	—		$—
August 1, 2024 - August 31, 2024	9,328		2.38
September 1, 2024 - September 30, 2024	—		—
Total	9,328	[a]	$2.38	[b]

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

Item 5. Other Information

Director and Officer Trading Arrangements

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

Item 6. Exhibits

(a)	Exhibits
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

10.1*
2015 Incentive Plan of 3D Systems Corporation, as amended and restated effective August 30, 2024. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on September 3, 2024.)

10.2†	Non-Employee Director Compensation Policy, dated October 1, 2024.

31.1†	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 26, 2024.

31.2†	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 26, 2024.

32.1†	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 26, 2024.

32.2†	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 26, 2024.

101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because the its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Scheme Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

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

Date: November 26, 2024