Form 10-Q
period 2025-03-31
3D SYSTEMS CORP
filed 2025-05-12
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Shares of Common Stock, par value $0.001 per share, outstanding as of May 2, 2025: 136,412,866.

3D SYSTEMS CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2025

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
3D SYSTEMS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par value)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$135,040	$171,324
Accounts receivable, net of reserves — $2,621 and $2,433	104,691	101,471
Inventories	120,045	118,530
Prepaid expenses and other current assets	39,172	34,329
Assets held for sale	2,936	3,176
Total current assets	401,884	428,830
Property and equipment, net	50,918	51,044
Intangible assets, net	17,874	18,020
Goodwill	15,102	14,879
Operating lease right-of-use assets	51,983	50,715
Finance lease right-of-use assets	8,504	8,726
Long-term deferred income tax assets	2,107	2,063
Other assets	34,983	34,569
Total assets	$583,355	$608,846
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities:
Current operating lease liabilities	$11,775	$9,514
Accounts payable	39,767	41,833
Accrued and other liabilities	44,310	45,488
Customer deposits	5,750	4,712
Deferred revenue	32,110	27,298
Liabilities held for sale	10,305	10,251
Total current liabilities	144,017	139,096
Long-term debt, net of deferred financing costs	212,310	211,995
Long-term operating lease liabilities	51,525	52,527
Long-term deferred income tax liabilities	2,001	2,076
Other liabilities	25,829	25,001
Total liabilities	435,682	430,695
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	2,034	1,958
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; shares issued 135,361 and 135,510 as of March 31, 2025 and December 31, 2024, respectively	135	136
Additional paid-in capital	1,596,747	1,593,366
Accumulated deficit	(1,399,229)	(1,362,243)
Accumulated other comprehensive loss	(52,014)	(55,066)
Total stockholders’ equity	145,639	176,193
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$583,355	$608,846

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2025	March 31, 2024
Revenue:
Products	$54,723	$64,051
Services	39,817	38,854
Total revenue	94,540	102,905
Cost of sales:
Products	37,365	39,587
Services	24,486	22,396
Total cost of sales	61,851	61,983
Gross profit	32,689	40,922
Operating expenses:
Selling, general and administrative	49,769	57,304
Research and development	19,683	23,480
Total operating expenses	69,452	80,784
Loss from operations	(36,763)	(39,862)
Non-operating income (loss):
Foreign exchange gain, net	1,139	1,909
Interest income	953	2,798
Interest expense	(581)	(714)
Other (loss) income, net	(160)	21,386
Total non-operating income	1,351	25,379
Loss before income taxes	(35,412)	(14,483)
Provision for income taxes	(671)	(1,371)
Loss on equity method investment, net of income taxes	(903)	(247)
Net loss before redeemable non-controlling interest	(36,986)	(16,101)
Less: net loss attributable to redeemable non-controlling interest	—	(100)
Net loss attributable to 3D Systems Corporation	$(36,986)	$(16,001)

Net loss per common share:
Basic	$(0.28)	$(0.12)
Diluted	$(0.28)	$(0.12)

Weighted average shares outstanding:
Basic	132,462	130,820
Diluted	132,462	130,820

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Month Ended
(in thousands)	March 31, 2025	March 31, 2024
Net loss before redeemable non-controlling interest	$(36,986)	$(16,101)
Other comprehensive income (loss), net of taxes:
Pension plan adjustments	6	(7)
Foreign currency translation	3,046	(7,186)
Total other comprehensive income (loss), net of taxes:	3,052	(7,193)
Total comprehensive loss, net of taxes	(33,934)	(23,294)
Less: comprehensive loss attributable to redeemable non-controlling interest	—	(100)
Comprehensive loss attributable to 3D Systems Corporation	$(33,934)	$(23,194)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
OPERATING ACTIVITIES
Net loss before redeemable non-controlling interest	$(36,986)	$(16,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,712	7,272
Accretion of debt discount	316	434
Stock-based compensation	4,168	8,252
Non-cash operating lease expense	2,371	2,728
Provision for inventory obsolescence	1,311	4,259
Provision for bad debts	325	(71)
Loss on the disposition of businesses, property, equipment and other assets	128	155
Gain on debt extinguishment	—	(21,518)
Provision for deferred income taxes and reserve adjustments	1,652	714
Loss on equity method investment, net of taxes	903	247
Changes in operating accounts:
Accounts receivable	(1,231)	(2,391)
Inventories	(1,870)	30
Prepaid expenses and other current assets	(4,078)	(3,277)
Accounts payable	(2,799)	(8,708)
Deferred revenue and customer deposits	5,745	7,854
Accrued and other liabilities	(4,144)	(1,017)
All other operating activities	(5,309)	(4,407)
Net cash used in operating activities	(33,786)	(25,545)
INVESTING ACTIVITIES
Purchases of property and equipment	(2,795)	(3,190)
Proceeds from sale of assets and businesses, net of cash sold	—	3
Acquisitions and other investments, net of cash acquired	(550)	—
Other investing activities	(67)	—
Net cash used in investing activities	(3,412)	(3,187)
FINANCING ACTIVITIES
Repayment of borrowings/long-term debt	—	(87,150)
Taxes paid related to net-share settlement of equity awards	(285)	(1,710)
Other financing activities	(364)	(327)
Net cash used in financing activities	(649)	(89,187)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,178	(1,579)
Net decrease in cash, cash equivalents and restricted cash	(36,669)	(119,498)
Cash, cash equivalents and restricted cash at the beginning of the year	172,883	333,111
Cash, cash equivalents and restricted cash at the end of the period	$136,214	$213,613

Balances per Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$135,040	$212,040
Restricted cash included in prepaid expenses and other current assets	124	120
Restricted cash included in other assets (a)	1,050	1,453
Total cash, cash equivalents and restricted cash	$136,214	$213,613

Continued on next page

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
Supplemental cash flow information	March 31, 2025	March 31, 2024
Lease assets obtained in exchange for new lease liabilities	$2,758	$688
Cash interest payments	242	258
Cash income tax payments, net	1,820	1,814
Transfer of equipment from inventory to property and equipment, net (b)	1,212	657
(a)Amounts included in restricted cash as of March 31, 2025 and March 31, 2024 primarily relate to guarantees in the form of a standby letter of credit as security for a long-term real estate lease. Refer to Note 12 for further information.
(b)     Inventory is transferred to property and equipment at cost when we require additional machines for training or demonstration or for placement into on demand manufacturing services locations.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands, except par value)	Shares	Amounts
December 31, 2024	135,510	$136	$1,593,366	$(1,362,243)	$(55,066)	$176,193
Shares issued, vested and canceled under equity incentive plans	(53)	(1)	—	—	—	(1)
Shares withheld related to net-share settlement of equity awards	(96)	—	(285)	—	—	(285)
Stock-based compensation expense	—	—	3,666	—	—	3,666
Net loss attributable to 3D Systems Corp.	—	—	—	(36,986)	—	(36,986)
Pension plan adjustment	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	3,046	3,046
March 31, 2025	135,361	$135	$1,596,747	$(1,399,229)	$(52,014)	$145,639

December 31, 2023	133,619	$134	$1,577,519	$(1,106,650)	$(44,250)	$426,753
Shares issued, vested and canceled under equity incentive plans	534	—	—	—	—	—
Shares withheld related to net-share settlement of equity awards	(350)	—	(1,710)	—	—	(1,710)
Stock-based compensation expense	—	—	6,591	—	—	6,591
Net loss attributable to 3D Systems Corp.	—	—	—	(16,001)	—	(16,001)
Pension plan adjustment	—	—	—	—	(7)	(7)
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(75)	—	—	(75)
Foreign currency translation adjustment	—	—	—	—	(7,186)	(7,186)
March 31, 2024	133,803	$134	$1,582,325	$(1,122,651)	$(51,443)	$408,365

See accompanying notes to condensed consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

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

Consolidated Entities

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority-owned and wholly-owned subsidiaries and entities in which a controlling interest is maintained. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 ( the “2024 Annual Report on Form 10-K”). The Company believes that the disclosures included in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.
Our annual reporting period is the calendar year. The Company's results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.

Summary of Significant Accounting Policies

There have been no significant changes to our accounting policies since those disclosed in the Company's 2024 Annual Report on Form 10-K.
Finance Leases

As of March 31, 2025 and December 31, 2024, short-term finance lease obligations of $1.5 million in both periods are included in Accrued and other liabilities and long-term finance lease obligations of $10.3 million and $10.5 million, respectively, are included in Other liabilities on our Condensed Consolidated Balance Sheets.

Amortization of Intangible Assets

Amortization expense related to our intangible assets with finite lives was $0.6 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively.

Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, while permitted to be adopted on a retrospective basis. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. Upon adoption, this ASU is expected to result in the inclusion of additional tax-related disclosures in the footnotes to our consolidated financial statements.
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
In November 2024, the FASB issued ASU No. 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments," related to induced conversions of convertible debt instruments. The amendments in this ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU permit an entity to apply the new guidance on either a prospective or retrospective basis. The Company is currently in the process of evaluating the effects of this ASU on our consolidated financial statements.

NOTE 2 - REVENUES

Contract Assets
In certain circumstances, contract assets are recorded to include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customers, and right to payment is subject to contractual performance obligations rather than subject only to the passage of time. Contract assets were $1.0 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively, and are included in Prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets.

Contract Liabilities
Our contract liabilities consist of deferred revenue generally related to maintenance and service contracts, post-sale support and extended warranty sales, where we generally receive up-front payment and recognize revenue over the service or support term. We classify deferred revenue as current or non-current based on the timing of when we expect to recognize revenue. The current portion of deferred revenue is recorded within Accrued and other liabilities and the non-current portion of deferred revenue is recorded within Other long-term liabilities on our Condensed Consolidated Balance Sheets.
Our contract liabilities consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Deferred revenue, current and customer deposits	$37,860	$32,010
Deferred revenue, noncurrent	3,006	2,259
Total contract liabilities	$40,866	$34,269
During the three months ended March 31, 2025, the Company recognized $14.0 million of revenue related to the Company's contract liabilities at December 31, 2024. The change in contract liabilities from December 31, 2024 to March 31, 2025 was primarily due to the timing of cash receipts and sales of extended service contracts.
Collaborative Arrangements
The Company enters into collaborative arrangements with customers that provide for cost reimbursement of certain expenses and potential milestone payments.

The Company recognized $2.8 million and $2.0 million of products revenue, and $2.5 million and $2.1 million in product cost of sales, related to collaborative arrangements during the three months ended March 31, 2025 and March 31, 2024, respectively.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied as of the end of the period. As of March 31, 2025, the Company had $5.8 million of remaining performance obligations, primarily related to maintenance and service contracts, post-sale support and extended warranties. We expect approximately 90% to be recognized as revenue within the next two years, and the remaining thereafter. We have excluded performance obligations with an original expected duration of one year or less.
Revenue Concentration
Revenue, by the geographic region in which a sale originated, was as follows:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Americas (a)	$51,935	$60,606
EMEA (b)	33,435	33,900
APAC	9,170	8,399
Total	$94,540	$102,905
(a) Includes total sales in the United States of $50.9 million and $59.9 million for the three months ended March 31, 2025 and 2024, respectively.
(b) Includes total sales in Germany of $17.0 million and $14.2 million for the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025 and 2024, one customer accounted for 12.0% and 16.3% of our consolidated revenue, respectively. We expect to maintain our relationship with this customer.

NOTE 3 - INVENTORIES

(in thousands)	March 31, 2025	December 31, 2024
Raw materials	$44,522	$43,138
Work in process	2,864	3,481
Finished goods and parts	72,659	71,911
Total inventories	$120,045	$118,530

NOTE 4 - ASSETS HELD FOR SALE

In December 2024, the Company entered into a definitive agreement with Hexagon AB for the sale of its Geomagic software business ("Geomagic"), which was included in our Industrial Solutions segment. On April 1, 2025, the Company completed the sale of Geomagic and received $119.4 million in cash, which reflected applicable purchase price adjustments under the Asset Purchase Agreement and Business Transfer Agreement. The Company estimates it will record a pre-tax gain of approximately $125 million from the sale of Geomagic in the second quarter of 2025.
No loss was recognized to measure the disposal group at the lower of its carrying value or fair value less costs to sell. The disposal group has not been presented as a discontinued operation in the accompanying condensed consolidated financial statements because the sale of Geomagic does not represent a strategic shift that will have a major effect on the Company’s operations.

The Company determined that the associated assets and liabilities met the held for sale criteria. The following table summarizes the assets and liabilities of Geomagic:

(in thousands)	March 31, 2025	December 31, 2024
Assets
Accounts receivable, net	$533	$765
Prepaid expenses and other current assets	43	47
Total current assets held for sale	576	812
Intangible assets, net	801	917
Other assets	1,559	1,447
Total assets held for sale	$2,936	$3,176
Liabilities
Accounts payable	468	491
Accrued and other liabilities	325	303
Deferred revenue	7,190	7,197
Total current liabilities held for sale	7,983	7,991
Other liabilities	2,322	2,260
Total liabilities held for sale	$10,305	$10,251

NOTE 5 - INVESTMENTS AND NOTE RECEIVABLE

The Company holds various investments in equity and note receivable that are reported in Other assets and Prepaid expenses and other assets on our Condensed Consolidated Balance Sheets. The following table summarizes our investment balances:

(in thousands)	March 31, 2025	December 31, 2024
Equity investments under the equity method of accounting	$4,698	$5,051
Equity investments without readily determinable fair values	20,696	20,696
Total equity investments	$25,394	$25,747

During the three months ended March 31, 2025, the Company purchased additional shares of an equity method investment in Enhatch Inc. ("Enhatch") for $0.6 million. As of March 31, 2025, the Company owns approximately 72% of Enhatch's outstanding common stock and approximately 41% of Enhatch's outstanding voting stock.

Note Receivable - Related Party

In February 2023, we became a shareholder in a joint venture, National Additive Manufacturing Innovation ("NAMI") Joint Venture, formed with the Saudi Arabian Industrial Investments Company ("Dussur") for purposes of expanding the use of additive manufacturing within the Kingdom of Saudi Arabia and surrounding geographies, including the Middle East and North Africa.
During December 2024, the Company entered into a short-term, non-interest bearing loan agreement with NAMI whereby NAMI borrowed $2.0 million to finance its working capital and capital expenditures requirements. The loan matures on June 30, 2025 and is being accounted for at cost, which approximates fair value as of March 31, 2025. The carrying value of the related party notes receivable was $2.0 million as of March 31, 2025 and December 31, 2024.
Additionally, during the three months ended March 31, 2025 and 2024, the Company entered into related party transactions for immaterial amounts with the companies that they also hold investments in. These transactions included immaterial purchases from and sales to these companies, which resulted in immaterial outstanding related party receivable and payable balances as of March 31, 2025 and 2024.

Other Asset

The Company provided financing of $1.0 million to Hull Legacy Media Corporation, a production company co-owned by Charles W. Hull, our EVP, Chief Technology officer of our Regenerative Medicine business and related party of the Company. The financing is recorded in Other assets on our Condensed Consolidated Balance Sheets as of March 31, 2025.

Variable Interest Entities ("VIEs")

The Company concluded that three of its investments are VIEs. These investments are not consolidated because we concluded that the Company is not the primary beneficiary. As of March 31, 2025, our maximum exposure to losses associated with the VIEs is limited to the $21.6 million carrying value of our investments in the VIEs, $3.0 million of which is included in Prepaid expenses and other current assets, with the remaining in Other assets on our Condensed Consolidated Balance Sheets. We have no other investments in unconsolidated entities that have been determined to be a VIE.
NOTE 6 - BORROWINGS

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

The related principal, unamortized deferred issuance costs and carrying values were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Principal (a)	$214,378	$214,378
Unamortized deferred issuance costs	(2,068)	(2,383)
Carrying value	$212,310	$211,995
(a) The Notes have an initial conversion rate of 27.8364 shares of Common Stock per $1 principal amount of Notes (which is subject to adjustment in certain circumstances). This is equivalent to an initial conversion price of approximately $35.92 per share. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the Indenture.

Prior to August 15, 2026, the Notes will only be convertible upon the occurrence of certain events and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
The Notes are redeemable, in whole or in part, for cash at the Company’s option at any time, and from time to time, on or after November 20, 2024 and before the 41st scheduled trading day immediately preceding the maturity date, but only if the last reported sale price per share of the Common Stock has been at least 130% of the conversion price then in effect for a specified period of time.
The Company incurred $0.3 million and $0.4 million of debt issuance cost accretion for the three months ended March 31, 2025 and 2024, respectively.
In addition, in connection with the repurchase of a portion of the Notes in March 2024 (as further discussed below), the Company wrote off $1.8 million of debt issuance costs during the three months ended March 31, 2024. Debt issuance cost accretion of $1.0 million and $1.1 million is expected to be incurred for the remaining nine months of 2025 and the year ended December 31, 2026, respectively.
As of March 31, 2025, the Company was in compliance with all of the covenants included in the Indenture.

Debt Extinguishment
In March 2024, the Company repurchased $110.5 million of the Notes for $87.2 million, including transaction expenses. The repurchased Notes were retired upon receipt, and the retirement of the debt obligations was accounted for as an extinguishment of debt. The repurchase of the Notes at a discount resulted in the recognition of a gain of $21.5 million, after transaction expenses and the write-off of related debt issuance costs, which is reported in Other (loss) income, net on the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2024.

NOTE 7 - STOCK-BASED COMPENSATION

2015 Incentive Plan
The Company is authorized to grant shares of restricted stock, restricted stock units (“RSU”), stock appreciation rights, cash incentive awards and options to purchase shares of Common Stock to employees and non-employee directors pursuant to its 2015 Incentive Plan (the “2015 Plan”). The 2015 Plan also designates measures that may be used for performance awards and market-based awards. The vesting period for awards granted under the 2015 Plan is generally determined by the Board of Directors at the date of the grant. Generally, the awards vest one third each year, over 3 years.
dp polar Earnout

On October 4, 2022 the Company acquired dp polar. The acquisition agreement included an earnout arrangement for $2.2 million incremental to the acquisition purchase price, which would be settled via the issuance of 250 thousand shares of the Company's Common Stock. The dp polar earnout was settled subsequent to March 31, 2025 through the issuance of 250 thousand shares of the Company's Common Stock in April 2025 pursuant to the earnout agreement.

Stock-Based Compensation Activity and Expense

The following table shows the stock-based compensation expense recognized:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Stock-based compensation expense	$4,168	$8,252

Included in stock-based compensation expense recognized for the three months ended March 31, 2025 and 2024 are $0.5 million and $1.6 million, respectively, of accrued expense pertaining to annual incentive compensation for which settlement would ultimately occur using shares of Common Stock. There was no stock-based compensation expense relating to the dp polar earnout arrangement for the three months ended March 31, 2025 and the three months ended March 31, 2024 included $0.2 million of related expense.
As of March 31, 2025, there was $14.9 million of unrecognized stock-based compensation expense related to all unvested share-based payment awards that the Company expects to recognize over a weighted-average period of 2 years.

NOTE 8 - INCOME TAXES

We maintain the exception under ASC 740-270-30-36(b), “Accounting for Income Taxes,” for jurisdictions that do not have reliable estimates of ordinary income. Accordingly, we have used a year-to-date methodology in determining the effective tax rate for the three months ended March 31, 2025 and 2024.
For the three months ended March 31, 2025 and 2024, the Company’s effective tax rate was (1.9)% and (9.5)%, respectively. The differences between the U.S. statutory tax rate and the effective tax rates for the three months ended March 31, 2025 and 2024 are primarily driven by the recognition of a full deferred tax asset valuation allowance in various jurisdictions.

NOTE 9 - NET LOSS PER SHARE

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

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2025	March 31, 2024
Numerator for basic and diluted net loss per share:
Net loss attributable to 3D Systems Corporation	$(36,986)	$(16,001)
Redeemable non-controlling interest redemption value in excess of carrying value	—	(75)
Net loss attributable to common stock shareholders	$(36,986)	$(16,076)
Denominator for net loss per share:
Weighted average shares outstanding – basic and diluted(a), (b)	132,462	130,820

Net loss per share – basic and diluted	$(0.28)	$(0.12)
(a) Equity awards are deemed anti-dilutive for the three months ended March 31, 2025 and 2024 because we reported a net loss for these periods.
(b) Includes 250 thousand shares of Common Stock related to the dp polar earnout arrangement issued in April 2025.

The following table presents the potentially dilutive shares that have been excluded from the computation of diluted net loss per share attributable to Common Stock stockholders because their effect is considered anti-dilutive.

(in thousands)	March 31, 2025	March 31, 2024
Restricted stock and restricted stock units	4,689	5,006
Stock options	160	420
Total	4,849	5,426

For the three months ended March 31, 2025, the table above excludes the following: (1) an estimate of 250 thousand shares that were contingently issuable under the dp polar earnout arrangement and were subsequently issued in April 2025 and (2) 146 thousand shares for the payment of accrued incentive compensation that is expected to be settled in shares. This share estimate is based on the liabilities recorded at March 31, 2025 for the fiscal year 2025 incentive compensation arrangement, divided by the Company's year-to date average share price of $3.42 per share.
For the three months ended March 31, 2024, the table above excludes the following: (1) an estimate of 166 thousand shares that are contingently issuable under the dp polar earnout arrangement and (2) an estimate of 324 thousand shares for the payment of accrued incentive compensation that is expected to be settled in shares. This share estimate is based on the liabilities recorded at March 31, 2024 for the fiscal year 2024 incentive compensation arrangement, divided by the Company's year-to-date average share price of $4.92 per share.
The Company previously issued 0% Convertible Senior Notes due November 15, 2026, as discussed in Note 6. The Notes’ impact to diluted weighted average shares outstanding is required to be calculated using the if-converted method as prescribed in ASC 260. The Notes will increase the diluted weighted average shares outstanding when the average share price over a quarterly or annual reporting period is greater than $35.92 per share, the conversion price of the Notes. For the three months ended March 31, 2025 and 2024, the Notes were anti-dilutive on a stand-alone basis because the average share price during these periods did not exceed the conversion price, and because we reported a net loss for each of the respective periods.

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in the balances of accumulated other comprehensive loss, net of tax, by component are as follows:

	Three Months Ended March 31, 2025
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance at December 31, 2024	$(55,217)	$151	$(55,066)
Other comprehensive income	3,046	6	3,052
Balance at March 31, 2025	$(52,171)	$157	$(52,014)

	Three Months Ended March 31, 2024
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance at December 31, 2023	$(44,564)	$314	$(44,250)
Other comprehensive loss	(7,186)	(7)	(7,193)
Balance at March 31, 2024	$(51,750)	$307	$(51,443)

NOTE 11 - SEGMENT INFORMATION

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
The CODM evaluates each segment’s performance based on gross profit, which is also utilized in the annual budgeting and forecasting processes, as well as in quarterly reviews of budget-to-actual results and period-over-period variances. All internal segment reporting and discussions with the CODM are now based on segment gross profit. Prior period segment results have been revised to conform with current period presentation.
The CODM does not review disaggregated asset information on the basis of the Company's segments; therefore, such information is not presented.

Revenue, cost of sales and gross profit for each of our reportable segments were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue:
Healthcare Solutions	$41,316	$45,413
Industrial Solutions	53,224	57,492
Total revenue	94,540	102,905
Cost of sales:
Healthcare Solutions	25,292	28,431
Industrial Solutions	36,559	33,552
Total cost of sales	61,851	61,983
Gross profit:
Healthcare Solutions	16,024	16,982
Industrial Solutions	16,665	23,940
Total gross profit	32,689	40,922
Selling, general and administrative	(49,769)	(57,304)
Research and development	(19,683)	(23,480)
Foreign exchange gain (loss), net	1,139	1,909
Interest income	953	2,798
Interest expense	(581)	(714)
Other income (loss), net	(160)	21,386
Loss before income taxes	$(35,412)	$(14,483)

Depreciation and amortization included in the measurement of gross profit by segment were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Depreciation and amortization:
Healthcare Solutions	$1,484	$1,355
Industrial Solutions	$622	$749

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has certain purchase commitments under agreements with remaining terms in excess of one year primarily related to printer assemblies, inventory, capital expenditures, and software licenses. As of March 31, 2025, such purchase commitments totaled $14.4 million, with $8.1 million of the purchase obligations expected to be due within the next twelve months.

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
During the three months ended March 31, 2025, we paid the final installment penalty of $3.0 million in accordance with the DDTC settlement agreement. The original $10.0 million suspended penalty has not been recognized as a liability, as it will be recognized as incurred for remedial compliance measures during the three-year term of the settlement agreement. The application of the Company’s spend on remedial compliance measures as a reduction to the original $10.0 million suspended penalty must be approved by DDTC, which approval will be sought on an annual basis in accordance with the terms of the settlement agreement. As of March 31, 2025, the approved suspended penalty balance remaining is $5.1 million. Any portion not expended for compliance measures at the end of the three-year term of the settlement agreement will be paid by the Company to DDTC.

Letter of Credit
On June 2, 2023, we issued $1.2 million of guarantees in the form of a standby letter of credit as security for a long-term real estate lease. The letter of credit has a maturity date of June 2025 and includes automatic one-year extensions, which are not to continue beyond July 1, 2033. The first automatic one-year extension occurred in June 2024, and the letter of credit now has a current maturity date of June 2025. As of March 31, 2025, the letter of credit was reduced to $0.8 million. We have not recorded any liability for this guarantee, as we believe that the likelihood of having to perform under the letter of credit is remote. In connection with this transaction, we pledged an equal amount of cash to the issuing bank of this letter of credit. The cash pledged is recorded as restricted cash and included in Other assets on our Condensed Consolidated Balance Sheets.

Litigation

SEC Investigation
On April 15, 2022, the Company was informed that the SEC is conducting a formal investigation of the Company related to, among other things, allegations that had been brought against the Company in a securities class action lawsuit that was brought against the Company in 2021 and settled in January 2024. The Company has subsequently received subpoenas from the SEC for the production of documents and information related to its investigation as a follow on to a previous voluntary request for documents. The most recent SEC subpoena was received by the Company in August 2024, and requested additional documents and information relating to its continuing investigation of the Company. The Company completed its submission of this additional information to the SEC by the end of November 2024. The Company is continuing to cooperate with the SEC in connection with its formal investigation.

Termination of Volumetric Milestones Related to Potential Earnout Payments
Following the acquisition of Volumetric in 2021, the Company could have been required to pay up to $355.0 million of acquisition-related earnout payments to the former owners of Volumetric if the Company were to achieve seven non-financial, science-based milestones prior to either December 31, 2030 or December 31, 2035. Due to the loss of funding from the Company's key strategic partner for kidney and liver research and development efforts, the Company notified the former owners of Volumetric on February 24, 2024 that it was terminating the four milestones that related to those kidney and liver research and development efforts, as achievement was no longer financially viable. As a result of the termination of the four milestones, the Company's maximum liability for acquisition-related earnout payments was reduced to $175.0 million, which would have been payable if each of the three remaining non-financial, science-based milestones was achieved within the timeframes set forth in the Volumetric acquisition agreement.
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
On August 21, 2024, the Company proposed a settlement of $1.8 million with the former shareholders and Volumetric Key Employees during mediation and this amount is recorded within Accrued and other liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2025. The former shareholders have not responded to the settlement offer. On December 13, 2024, the Company received a Notice of Claim for Indemnification from VBI Stockholders’ Representative, LLC., which claims to be the successor Stockholders’ Representative under the acquisition agreement. The Notice repeated the former shareholders’ and Volumetric Key Employees' claims of breach. On January 10, 2025, the Company served a Notice of Objection which denied all liability. The delivery of this Notice of Objection triggered a 45-day negotiation period under the terms of the acquisition agreement. As of May 12, 2025, the Company has not heard anything further from the former shareholders and Volumetric Key Employees regarding this matter.

Intrepid Automation

On May 19, 2021, 3D Systems, Inc. initiated a lawsuit in the Superior Court of the State of California for the County of San Diego against five former employees and Intrepid Automation, Inc. (collectively, the “Intrepid Parties”) alleging theft of trade secrets, unfair competition, breach of contract, and related claims (“2021 Lawsuit”). In June 2021, this lawsuit was removed to the United States District Court for the Southern District of California. In September 2022, the Intrepid Parties filed counterclaims against 3D Systems, Inc. In September 2022, the Company filed a motion to dismiss these counterclaims; this motion was granted in part in May 2023. The Intrepid Parties filed amended counterclaims in May 2023 alleging theft of trade secrets, fraudulent inducement, breach of contract, unfair competition, and related claims; this amended complaint sought damages in excess of $20 million as well as injunctive relief. These counterclaims were partially dismissed in March 2024 in response to a second motion to dismiss filed by the Company. The parties filed motions for summary judgment in April and May 2024. In March 2025, the Court granted the Intrepid Parties’ motion, dismissing the Company’s claims against the Intrepid Parties, but denied the Company’s motion for summary judgment with respect to the counterclaims brought by the Intrepid Parties in the 2021 Lawsuit. On April 17, 2025, the Company filed motions asking the Court to reconsider its dismissal of the Company's claims or granting a partial final judgment so that the Company may appeal the dismissal.
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

Contingencies

Warranty
Changes in accrued product warranty liability balance are summarized as follows:

(in thousands)	March 31, 2025	March 31, 2024
Balance at beginning of period	$2,650	$2,106
Settlements made	(793)	(1,353)
Accruals for warranties issued	1,180	465
Balance at the end of period	$3,037	$1,218

NOTE 13 - FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

		Fair Value Measurement Using (a)
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Money market funds	$68,564	$68,564	$—	$—

December 31, 2024
Money market funds	$98,212	$98,212	$—	$—
(a) There were no transfers among the levels within the fair value hierarchy during the three months ended March 31, 2025 or the year ended December 31, 2024.
Cash equivalents, including money market funds, are valued utilizing the market approach for measuring the fair value of financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value as of March 31, 2025 and December 31, 2024 because of the relatively short duration of these instruments.
Fair Value of Financial Instruments
The following table summarizes the carrying amount and fair value of our financial instruments:

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Convertible notes	$212,310	$195,592	$211,995	$189,409
The estimated fair value of the convertible notes was determined using the quoted market price in a market with limited activity, which is considered a Level 2 fair value measurement.

NOTE 14 - RESTRUCTURING AND EXIT ACTIVITIES COSTS

2025 Restructuring Plans
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
The Company expects to incur approximately $12 million to $20 million in pre-tax restructuring and other related costs, primarily for severance and other termination benefits and facility exit costs by the end of the second fiscal quarter of 2026. The charges under the 2025 Restructuring Plan are expected to be primarily cash charges.
Additionally, in May 2025, the Company announced an incremental cost reduction initiative focused on labor force reductions in response to the uncertain macroeconomic environment that is expected to deliver significant cost savings in the second half of the year.

Restructuring and other related charges were as follows:

	Three Months Ended
(in thousands)	March 31, 2025 (a)	March 31, 2024 (b)
Employee severance related	$997	$51
Total restructuring charges	$997	$51
(a) Primarily relates to the 2025 Restructuring Plan
(b) Primarily relates to the 2023 Restructuring Plan

The restructuring and other related charges were primarily cash charges. These charges are reflected in the following captions in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Cost of sales	$163	$33
Selling, general, and administrative expenses	558	18
Research and development	276	—
Total	$997	$51

Restructuring and other related charges recorded in cost of sales by reportable segment were as follows:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Healthcare Solutions	$54	$33
Industrial Solutions	109	—
Total	$163	$33

The activity in the restructuring accrual related to 2025 Restructuring Plan was as follows:

(in thousands)	Balance as of December 31, 2024	Costs Incurred	Paid / Settled	Balance as of March 31, 2025
Employee severance related	$—	$997	$(399)	$598
Total	$—	$997	$(399)	$598

2023 Restructuring Plan
In 2023, the Company initiated a restructuring plan aimed at improving operational efficiency and driving long-term value creation (the "2023 Restructuring Plan"). Key initiatives included in-sourcing certain European metal printer platforms to the Company’s Riom, France facility, co-locating engineering and manufacturing functions to accelerate the development-to-production cycle, reducing headcount across all areas of the organization, and exiting select leased facilities to streamline the Company’s geographic footprint. Substantially all restructuring activities related to 2023 Restructuring Plan were completed as of the year ended December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of management and is intended to help the reader understand the results of operations and financial condition of the Company. Our MD&A should be read in conjunction with our MD&A and Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Annual Report on Form 10-K") and our Consolidated Condensed Financial Statements as of and for the three months ended March 31, 2024 included in this Form 10-Q.

Information Relating to Forward-Looking Statements

Certain statements contained in this MD&A may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed, or implied by, such forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “believes,” “belief,” “expects,” “may,” “will,” “estimates,” “intends,” “anticipates,” or “plans” or the negative of these terms or other comparable terminology.
Forward-looking statements are based upon management’s beliefs, assumptions and current expectations concerning future events and trends, using information currently available, and are necessarily subject to uncertainties, many of which are outside our control. Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not, and should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. A number of important factors could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include without limitation:

•impact on our business as a result of macroeconomic events and other geopolitical risks, recession, supply chain disruptions, inflation, interest rates and foreign exchange volatility;
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
•our inability to use a Form S-3 Registration Statement; and
•the other factors discussed in the reports we file with or furnish to the SEC from time to time, including the risks and important factors set forth in additional detail in Item 1A. “Risk Factors” in the 2024 Annual Report on Form 10-K and this Form 10-Q.

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
The Company expects to incur approximately $12 million to $20 million in pre-tax restructuring and other related costs by the end of the second fiscal quarter of 2026. The charges under the 2025 Restructuring Plan are expected to be primarily cash charges.
Additionally, in May 2025, the Company announced an incremental cost reduction initiative focused on labor force reductions in response to the uncertain macroeconomic environment that is expected to deliver significant cost savings in the second half of the year.

Other Strategic Business Decisions and Cost Saving Initiatives

Geomagic Divestiture

In December 2024, the Company entered into a definitive agreement with Hexagon AB for the sale of its Geomagic software business ("Geomagic"), which was included in our Industrial Solutions segment. On April 1, 2025, the Company completed the sale of Geomagic and received $119.4 million in cash, which reflected applicable purchase price adjustments under the Asset Purchase Agreement and Business Transfer Agreement. The Company estimates it will record a pre-tax gain of $125.3 million from the sale of Geomagic in the second quarter of 2025.
No loss was recognized to measure the disposal group at the lower of its carrying value or fair value less costs to sell. The disposal group has not been presented as a discontinued operation in the accompanying condensed consolidated financial statements because the sale of Geomagic does not represent a strategic shift that will have a major effect on the Company’s operations.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024	Change
Revenue	$94,540	$102,905	$(8,365)
Cost of sales	61,851	61,983	(132)
Selling, general and administrative expenses ("SG&A")	49,769	57,304	(7,535)
Research and development expenses ("R&D")	19,683	23,480	(3,797)
Loss from operations	$(36,763)	$(39,862)	$3,099

Revenue

The following table sets forth changes in our revenue for the three months ended March 31, 2025.

(Dollars in thousands)	Products		Services		Total
Revenue - three months ended March 31, 2024	$64,051		$38,854		$102,905
Change in revenue:
Volume	(5,709)	(8.9)%	1,434	3.7%	(4,275)	(4.2)%
Price/mix	(2,884)	(4.5)%	—	—%	(2,884)	(2.8)%
Foreign currency translation	(735)	(1.1)%	(471)	(1.2)%	(1,206)	(1.2)%
Net change	(9,328)	(14.6)%	963	2.5%	(8,365)	(8.1)%
Revenue - three months ended March 31, 2025	$54,723		$39,817		$94,540

For the three months ended March 31, 2025, revenue decreased $8.4 million, or 8.1%, compared to the three months ended March 31, 2024. The decrease in revenue was primarily due to a decline in product revenue of $9.3 million driven by lower materials volume to customers in the dental, service bureaus, and jewelry markets and unfavorable price/mix which were partially offset by an increase in revenue from hardware systems. The decline in product revenue was partially offset by a $1.0 million increase in service revenue due to higher volume.

Cost of sales and gross profit
For the three months ended March 31, 2025, cost of sales remained relatively flat at $61.9 million compared to $62.0 million for the three months ended March 31, 2024. Declines related to lower sales volumes and a decrease in the provision for inventory obsolescence were mostly offset by unfavorable price/mix.
For the three months ended March 31, 2025, gross profit decreased $8.2 million, or 20.1%, compared to the three months ended March 31, 2024. The decrease in gross profit was primarily due to a combination of lower sales volumes and price/mix headwinds.

Selling, general and administrative expenses
For the three months ended March 31, 2025, selling, general and administrative expenses ("SG&A") decreased $7.5 million, or 13.1%, compared to the three months ended March 31, 2024. The year-over-year decline in SG&A was primarily due to:

•$5.7 million decrease in third-party service provider and consulting costs due to the increased cost to complete our fiscal 2023 audit during three three months ended March 31, 2024;

•$1.2 million decrease in amortization expense related to intangible assets due to lower intangible asset balances which were reduced by prior-year impairment charges; and

•$0.6 million decrease in compensation and benefits expense primarily related to lower stock-based compensation expense due to the timing of awards which was partially offset by increased incentive compensation.

Research and development expenses

For the three months ended March 31, 2025, research and development expenses ("R&D") decreased $3.8 million, or 16.2%, compared to the three months ended March 31, 2024. The year-over-year decline in R&D was primarily due to:

•$3.5 million decrease in compensation and benefits expense and other R&D expenses primarily due to improved operating efficiency and cost reductions realized from our restructuring activities.

Segment Results

	Segment Revenue			Segment Gross Profit
(in thousands)	March 31, 2025	March 31, 2024	Change	March 31, 2025	March 31, 2024	Change
Healthcare Solutions	$41,316	$45,413	$(4,097)	$16,024	$16,982	$(958)
Industrial Solutions	53,224	57,492	(4,268)	16,665	23,940	(7,275)
Total Company	$94,540	$102,905	$(8,365)	$32,689	$40,922	$(8,233)

Healthcare Solutions

Revenue
For the three months ended March 31, 2025, Healthcare Solutions revenue decreased $4.1 million, or 9.0%, compared to the three months ended March 31, 2024. The decrease in revenue was primarily due to a decline in product revenue of $6.1 million which was partially offset by an increase in service revenue of $2.0 million. The decline in product revenue was primarily due to lower sales in the dental market, including lower materials volume with a key customer. Service revenue increased due to growth in personalized healthcare solutions and parts manufacturing revenue.

Gross profit
For the three months ended March 31, 2025, Healthcare Solutions gross profit decreased $1.0 million, or 5.6%, compared to the three months ended March 31, 2024. The decrease in gross profit was primarily due to lower sales volumes.

Industrial Solutions

Revenue
For the three months ended March 31, 2025, Industrial Solutions revenue decreased $4.3 million, or 7.4%, compared to the three months ended March 31, 2024. The decrease in revenue related to lower product and service revenue of $3.3 million and $1.0 million, respectively. The decline in product revenue was driven by lower materials sales to customers in the service bureaus and jewelry markets. The decline in service revenue was primarily due to decreases in hardware services and parts manufacturing revenue.

Gross profit
For the three months ended March 31, 2025, Industrial Solutions gross profit decreased $7.3 million, or 30.4%, compared to the three months ended March 31, 2024. The decrease in gross profit was primarily due to unfavorable price and mix and lower sales volumes.

Non-operating income (expense)

The following table sets forth the components of non-operating income:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024	Change
Foreign exchange gain, net	$1,139	$1,909	$(770)
Interest income	953	2,798	(1,845)
Interest expense	(581)	(714)	133
Other (loss) income, net	(160)	21,386	(21,546)
Total non-operating income	$1,351	$25,379	$(24,028)

Foreign exchange gain, net
Foreign exchange gain, net decreased by $0.8 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to realized and unrealized gains related to our foreign operations.

Interest income
Interest income decreased $1.8 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, due to the Company's lower cash and cash equivalent balances.
Interest expense

Interest expense decreased $0.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, due to lower debt issuance cost amortization on lower debt balances resulting from the repurchase of debt in the prior year.

Other (loss) income, net
Other (loss) income, net, decreased $21.5 million for the three months March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a gain on the repurchase of debt in the three months ended March 31, 2024.

Income Taxes
For the three months ended March 31, 2025 and 2024, the Company’s effective tax rate was (1.9)% and (9.5)%, respectively. The differences between the U.S. statutory tax rate and the effective tax rates for the three months ended March 31, 2025 and 2024 were primarily driven by the recognition of a full deferred tax asset valuation allowance in various jurisdictions.

Liquidity and Capital Resources

The following table sets forth the Company's operating working capital at March 31, 2025 and December 31, 2024.

			Change
(in thousands)	March 31, 2025	December 31, 2024	$	%
Cash and cash equivalents	$135,040	$171,324	$(36,284)	(21.2)%
Accounts receivable, net	104,691	101,471	3,220	3.2%
Inventories	120,045	118,530	1,515	1.3%
	359,776	391,325	(31,549)	(8.1)%
Less:
Current operating lease liabilities	11,775	9,514	2,261	23.8%
Accounts payable	39,767	41,833	(2,066)	(4.9)%
Accrued and other liabilities	44,310	45,488	(1,178)	(2.6)%
	95,852	96,835	(983)	(1.0)%
Operating working capital	$263,924	$294,490	$(30,566)	(10.4)%

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
At March 31, 2025, cash and cash equivalents totaled $135.0 million and decreased $36.3 million since December 31, 2024. This decrease resulted primarily from cash used in operations of $33.8 million and capital expenditures of $2.8 million.

Cash held outside the U.S. at March 31, 2025 was $58.2 million, or 43.1% of total cash and cash equivalents, compared to $63.8 million, or 37.3% of total cash and cash equivalents, at December 31, 2024. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. (e.g., via dividends) would not incur significant federal and state taxes. However, these dividends would be subject to foreign withholding taxes that are estimated to result in the Company incurring tax costs in excess of the cost to obtain cash through other means. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash Flow” discussion below.

Cash Flow

The Company currently funds its operations, including working capital and capital expenditures, and acquisitions through cash on hand, cash equivalents, and financing activities as necessary. We expect that cash, cash equivalents, and other sources of liquidity, such as issuing equity, equity-linked, and/or debt securities, subject to market conditions, will be available and sufficient to meet our anticipated cash requirements. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024	Dollar Change
Cash flow used in operating activities	$(33,786)	$(25,545)	$(8,241)
Cash flow used in investing activities	(3,412)	(3,187)	(225)
Cash flow used in financing activities	(649)	(89,187)	88,538

Operating Activities
Cash flows used in operating activities were $33.8 million during the three months ended March 31, 2025, an increase of $8.2 million, as compared to the three months ended March 31, 2024. The year-over-year change in operating cash flows was primarily attributable to the following factors:

•Year-over-year decrease of $6.5 million in operating cash flows from net earnings, net of non-cash items.

•The aggregate changes in trade accounts receivable, inventory, and trade accounts payable used $5.9 million of cash during the three months ended March 31, 2025 as compared to using $11.1 million during the prior year comparable period. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.

•The aggregate change in prepaid expenses, other assets, accrued expenses, and other liabilities used $7.8 million in the three months ended March 31, 2025 as compared to using $0.9 million in the comparable period in the prior year comparable period. The year-over-year changes were driven by the timing of accruals and payments and tax-related amounts.

Investing Activities
Net cash used in investing activities was $3.4 million during the three months ended March 31, 2025, a decrease of $0.2 million, as compared to the three months ended March 31, 2024, driven primarily by a decrease in purchases of property and equipment of $0.4 million, which was partially offset by an increase in our Enhatch investment of $0.6 million.

Financing Activities
Net cash used in financing activities was $0.6 million during the three months ended March 31, 2025, a decrease of $88.5 million, as compared to the three months ended March 31, 2024, driven primarily by repayments of long-term debt of $87.2 million and a decrease in taxes paid related to net-share settlement of equity awards of $1.4 million in the prior year period.

Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:

Indebtedness

At March 31, 2025, we had $214.4 million of outstanding 0% convertible notes which mature in November of 2026. Management may consider pursuing additional long-term financing if it is appropriate in light of cash requirements for operations or strategic opportunities, which could result in higher financing costs.

Purchase Commitments

We have purchase commitments under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. The Company has certain purchase commitments under agreements with remaining terms in excess of a year, which primarily relate to printer assemblies, inventory, capital expenditures, and software licenses. As of March 31, 2025, such purchase commitments totaled $14.4 million, with approximately $8.1 million, expected to be due within the next twelve months.

Leases

The Company had operating and financing lease obligations (inclusive of interest) of $98.0 million at March 31, 2025, primarily related to real estate and equipment leases, of which approximately $18.2 million in payments are expected over the next twelve months.

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

Goodwill

Goodwill represents the amount by which the purchase price paid to consummate a business combination exceeds the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in the business combination. Goodwill is required to be assigned to a reporting unit for purposes of subsequent measurement and, as of March 31, 2025 and December 31, 2024, all of our reported goodwill was assigned to our Healthcare reporting unit.
We assess goodwill for impairment at least annually and, between annual impairment assessments, when circumstances indicate that there is a likelihood of greater than 50% that the carrying value of a reporting unit, inclusive of any assigned goodwill, exceeds the reporting unit’s fair value. On a forward-looking basis, such circumstances may include (1) a significant and sustained decrease in the trading price of our common stock that may suggest that the fair value of the Company and, accordingly, the fair value of our Healthcare reporting unit has declined, (2) a significant adverse change in the business climate for our Healthcare reporting unit, (3) a significant adverse change in the performance of our Healthcare reporting unit and/or (4) a decision to dispose of a significant portion of our Healthcare reporting unit.
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
The remaining goodwill assigned to our Healthcare reporting unit could become subject to impairment upon any decrease in the estimated fair value of the Healthcare reporting unit or any increase in the estimated carrying value of the Healthcare reporting unit. Accordingly, over time, the key estimates, assumptions, and judgments that were used to estimate the fair value of our Healthcare reporting unit may change due to factors such as changes in market conditions and/or the actual performance of our Healthcare reporting unit. Similarly, over time, the carrying value of our Healthcare reporting unit could increase due to factors such as capital expenditures and/or the composition of the assets and liabilities of the Company and the underlying process and estimates required to allocate assets and liabilities that are not directly attributable to a specific reporting unit between/amongst our reporting units. Any unfavorable changes to the key estimates, assumptions, judgments or inputs utilized in our most recent quantitative goodwill impairment test – either on an individual basis or in the aggregate – could result in the recognition of impairment charges in the future.
There have been no material changes to our critical accounting estimates described in our 2024 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of market risks at December 31, 2024, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2024 Annual Report on Form 10-K. During the three months ended March 31, 2025, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses discussed in our 2024 Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes to our internal controls to remediate the material weaknesses described in our 2024 Annual Report on Form 10-K. Related to these efforts was the development of a remediation plan to specifically address processes and activities intended to rectify the issues identified as part of the material weaknesses. These plans include, but are not limited to, increased training, enhanced documentation associated with existing policies, and talent enhancements designed to specifically address the identified weaknesses. Aside from these activities, the results of which continue to be evaluated, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

The information relating to legal proceedings set forth under the header “Litigation” in Note 12 to the condensed consolidated financial statements as of and for the three months ended March 31, 2025 included in this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Information regarding risk factors appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward Looking Statements," in Part I - Item 2 of this Form 10-Q and in "Risk Factors" in Part I - Item 1A of our 2024 Annual Report on Form 10-K. Except as set forth below, there were no material changes during the three months ended March 31, 2025 to the risk factors reported in our 2024 Annual Report on Form 10-K.

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.

The U.S. has instituted or proposed changes in trade policies that include the imposition of higher tariffs on imports into the U.S. affecting trade between the U.S. and other countries where we conduct our business, such as China and certain European countries. The new tariffs and other changes in U.S. trade policy have and could continue to trigger retaliatory actions by affected countries, and foreign governments have imposed or are considering imposing trade sanctions on certain U.S. goods. Such actions have the potential to adversely impact the U.S. economy, our industry and the global demand for certain products, and as a result, could have a negative impact on our business, financial condition and results of operations.

Additionally, if the U.S. continues to affect changes to U.S. trade policy and impose such tariffs, this may cause supply chain disruptions and could further increase our costs. We may increase our sales prices in order to pass these increased costs to our customers, and our customers may, in turn, reduce their orders from us, which could negatively affect our business, profitability and operating results. While we are closely monitoring these developments and evaluating strategies to mitigate potential impacts, we may not be able to successfully mitigate the adverse impacts of these actions on our business and results of operations on a timely basis or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities and Issuer Purchases of Equity Securities

Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities in the open market during the three months ended March 31, 2025; however, shares of Common Stock were surrendered to us for payment of tax withholding obligations in connection with the vesting of restricted stock awards and units pursuant to our 2015 Incentive Stock Plan.

	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)
January 1, 2025 - January 31, 2025	—	$—
February 1, 2025 - February 28, 2025	12,597	4.53
March 1, 2025 - March 31, 2025	83,165	2.74
Total	95,762	$2.98
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

Item 5. Other Information

Director and Officer Trading Arrangements

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

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

4.3	Form of 0% Convertible Notes due 2026 (included in Exhibit 4.3). (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on November 17, 2021.)
31.1†	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because the its XBRL tags are embedded within the Inline XBRL document
101.SCH†	Inline XBRL Taxonomy Extension Scheme Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
† Exhibits filed herein. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D SYSTEMS CORPORATION:

Date: May 12, 2025	By	/s/ Jeffrey D. Creech
Jeffrey D. Creech
Executive Vice President, Chief Financial Officer