Form 10-Q
period 2025-06-30
3D SYSTEMS CORP
filed 2025-08-11
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Shares of Common Stock, par value $0.001 per share, outstanding as of August 4, 2025: 128,252,556.

3D SYSTEMS CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
3D SYSTEMS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par value)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$116,358	$171,324
Accounts receivable, net of reserves — $3,723 and $2,433	97,113	101,471
Inventories	132,897	118,530
Prepaid expenses and other current assets	43,754	34,329
Assets held for sale	—	3,176
Total current assets	390,122	428,830
Property and equipment, net	51,279	51,044
Intangible assets, net	17,282	18,020
Goodwill	15,576	14,879
Operating lease right-of-use assets	50,257	50,715
Finance lease right-of-use assets	8,340	8,726
Long-term deferred income tax assets	3,319	2,063
Other assets	51,669	34,569
Total assets	$587,844	$608,846
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities:
Current operating lease liabilities	$11,909	$9,514
Accounts payable	36,362	41,833
Accrued and other liabilities	53,641	45,488
Customer deposits	4,315	4,712
Deferred revenue	35,079	27,298
Liabilities held for sale	—	10,251
Total current liabilities	141,306	139,096
Long-term debt, net of deferred financing costs	122,643	211,995
Long-term operating lease liabilities	49,823	52,527
Long-term deferred income tax liabilities	3,361	2,076
Other liabilities	27,272	25,001
Total liabilities	344,405	430,695
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	2,193	1,958
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; shares issued 127,987 and 135,510 as of June 30, 2025 and December 31, 2024, respectively	128	136
Additional paid-in capital	1,578,836	1,593,366
Accumulated deficit	(1,294,793)	(1,362,243)
Accumulated other comprehensive loss	(42,925)	(55,066)
Total stockholders’ equity	241,246	176,193
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$587,844	$608,846

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue:
Products	$53,801	$71,733	$108,524	$135,784
Services	41,037	41,519	80,854	80,373
Total revenue	94,838	113,252	189,378	216,157
Cost of sales:
Products	32,274	42,451	69,639	82,038
Services	26,414	23,703	50,900	46,099
Total cost of sales	58,688	66,154	120,539	128,137
Gross profit	36,150	47,098	68,839	88,020
Operating expenses:
Selling, general and administrative	34,139	51,494	83,908	108,798
Research and development	17,361	22,016	37,044	45,496
Total operating expenses	51,500	73,510	120,952	154,294
Loss from operations	(15,350)	(26,412)	(52,113)	(66,274)
Non-operating income (loss):
Foreign exchange gain (loss), net	(1,591)	(723)	(452)	1,186
Interest income	1,717	1,452	2,670	4,250
Interest expense	(697)	(624)	(1,278)	(1,338)
Gain on disposition	125,681	—	125,681	—
Other income, net	7,020	384	6,860	21,770
Total non-operating income	132,130	489	133,481	25,868
Net income (loss) before income taxes	116,780	(25,923)	81,368	(40,406)
Provision for income taxes	(11,018)	(476)	(11,689)	(1,847)
Loss on equity method investments, net of income taxes	(1,326)	(902)	(2,229)	(1,149)
Net income (loss) before redeemable non-controlling interest	104,436	(27,301)	67,450	(43,402)
Less: net loss attributable to redeemable non-controlling interest	—	(43)	—	(143)
Net income (loss) attributable to 3D Systems Corporation	$104,436	$(27,258)	$67,450	$(43,259)

Net income (loss) per common share:
Basic	$0.79	$(0.21)	$0.51	$(0.33)
Diluted	$0.57	$(0.21)	$0.37	$(0.33)

Weighted average shares outstanding:
Basic	132,280	131,802	132,370	131,311
Diluted	182,716	131,802	183,237	131,311

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Month Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss) before redeemable non-controlling interest	$104,436	$(27,301)	$67,450	$(43,402)
Other comprehensive income (loss), net of taxes:
Pension plan adjustments	14	(2)	20	(9)
Foreign currency translation	9,075	(1,196)	12,121	(8,382)
Total other comprehensive income (loss), net of taxes:	9,089	(1,198)	12,141	(8,391)
Total comprehensive income (loss), net of taxes	113,525	(28,499)	79,591	(51,793)
Less: comprehensive loss attributable to redeemable non-controlling interest	—	(43)	—	(143)
Comprehensive income (loss) attributable to 3D Systems Corporation	$113,525	$(28,456)	$79,591	$(51,650)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024
OPERATING ACTIVITIES
Net income (loss) before redeemable non-controlling interest	$67,450	$(43,402)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,907	14,772
Accretion of debt discount	652	749
Stock-based compensation	607	13,673
Non-cash operating lease expense	2,371	4,992
Provision for inventory obsolescence	2,130	6,165
Provision for bad debts	1,622	(25)
(Gain) loss on the disposition of businesses, property, equipment and other assets	(125,825)	643
Gain on debt extinguishment	(8,203)	(21,518)
Provision (benefit) for deferred income taxes and reserve adjustments	(3,124)	451
Loss on equity method investment, net of taxes	2,229	1,149
Changes in operating accounts:
Accounts receivable	9,394	2,438
Inventories	(11,137)	479
Prepaid expenses and other current assets	(6,362)	149
Accounts payable	(8,142)	(7,387)
Deferred revenue and customer deposits	7,094	3,943
Accrued and other liabilities	5,009	(7,325)
All other operating activities	(6,302)	(6,254)
Net cash used in operating activities	(59,630)	(36,308)
INVESTING ACTIVITIES
Purchases of property and equipment	(5,743)	(7,151)
Proceeds from sale of assets and businesses, net of cash sold	119,400	96
Acquisitions and other investments, net of cash acquired	(900)	(2,450)
Other investing activities	174	—
Net cash provided by (used in) investing activities	112,931	(9,505)
FINANCING ACTIVITIES
Proceeds from borrowings	92,030	—
Debt issuance costs	(3,425)	—
Repayment of borrowings and long-term debt	(169,987)	(87,218)
Stock repurchases	(14,960)	—
Taxes paid related to net-share settlement of equity awards	(605)	(2,503)
Other financing activities	(393)	(659)
Net cash used in financing activities	(97,340)	(90,380)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,104	(2,632)
Net decrease in cash, cash equivalents and restricted cash	(38,935)	(138,825)
Cash, cash equivalents and restricted cash at the beginning of the year	172,883	333,111
Cash, cash equivalents and restricted cash at the end of the period	$133,948	$194,286

Balances per Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$116,358	$192,732
Restricted cash included in prepaid expenses and other current assets	125	121
Restricted cash included in other assets (a)	17,465	1,433
Total cash, cash equivalents and restricted cash	$133,948	$194,286

Continued on next page
See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	Six Months Ended
Supplemental cash flow information	June 30, 2025	June 30, 2024
Lease assets obtained in exchange for new lease liabilities	$42	$997
Cash interest payments	239	512
Cash income tax payments, net	3,671	3,688
Transfer of equipment from inventory to property and equipment, net (b)	1,662	1,637
Exchange of assets for investment	1,016	—
(a)The balance in restricted cash as of June 30, 2025 includes (1) $16.8 million of restricted cash for the remaining balance of the 2026 Notes for debt holders who participated in the June 2025 repurchase transaction. Refer to Note 6 for further information. (2) The remaining balance primarily relates to guarantees in the form of a standby letter of credit as security for a long-term real estate lease. The balance in restricted cash as of June 30, 2024 primarily relates to guarantees in the form of a standby letter of credit as security for a long-term real estate lease. Refer to Note 12 for further information.
(b) Inventory is transferred to property and equipment at cost when we require additional machines for training or demonstration or for placement into on demand manufacturing services locations.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands, except par value)	Shares	Amounts
Balance, December 31, 2024	135,510	$136	$1,593,366	$(1,362,243)	$(55,066)	$176,193
Shares issued, vested and canceled under equity incentive plans	(53)	(1)	—	—	—	(1)
Shares withheld related to net-share settlement of equity awards	(96)	—	(285)	—	—	(285)
Stock-based compensation expense	—	—	3,666	—	—	3,666
Net loss attributable to 3D Systems Corp.	—	—	—	(36,986)	—	(36,986)
Pension plan adjustment	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	3,046	3,046
Balance, March 31, 2025	135,361	135	1,596,747	(1,399,229)	(52,014)	145,639
Shares issued, vested and canceled under equity incentive plans	784	1	—	—	—	1
Shares withheld related to net-share settlement of equity awards	(158)	—	(320)	—	—	(320)
Stock-based compensation expense	—	—	(2,507)	—	—	(2,507)
Net income attributable to 3D Systems Corp.	—	—	—	104,436	—	104,436
Pension plan adjustment	—	—	—	—	14	14
Repurchase and retirements of common stock	(8,000)	(8)	(14,952)			(14,960)
Foreign currency translation adjustment	—	—	(132)	—	9,075	8,943
Balance, June 30, 2025	127,987	$128	$1,578,836	$(1,294,793)	$(42,925)	$241,246

Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands, except par value)	Shares	Amounts
Balance, December 31, 2023	133,619	$134	$1,577,519	$(1,106,650)	$(44,250)	$426,753
Shares issued, vested and canceled under equity incentive plans	534	—	—	—	—	—
Shares withheld related to net-share settlement of equity awards	(350)	—	(1,710)	—	—	(1,710)
Stock-based compensation expense	—	—	6,591	—	—	6,591
Net loss attributable to 3D Systems Corp.	—	—	—	(16,001)	—	(16,001)
Pension plan adjustment	—	—	—	—	(7)	(7)
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(75)	—	—	(75)
Foreign currency translation adjustment	—	—	—	—	(7,186)	(7,186)
Balance, March 31, 2024	133,803	134	1,582,325	(1,122,651)	(51,443)	408,365
Shares issued, vested and canceled under equity incentive plans	8	—	—	—	—	—
Shares withheld related to net-share settlement of equity awards	(224)	—	(793)	—	—	(793)
Stock-based compensation expense	—	—	2,711	—	—	2,711
Net loss attributable to 3D Systems Corp.	—	—	—	(27,258)	—	(27,258)
Pension plan adjustment	—	—	—	—	(2)	(2)
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(98)	—	—	(98)
Foreign currency translation adjustment	—	—	—	—	(1,196)	(1,196)
Balance, June 30, 2024	133,587	$134	$1,584,145	$(1,149,909)	$(52,641)	$381,729

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
Our annual reporting period is the calendar year. The Company's results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.

Summary of Significant Accounting Policies
There have been no significant changes to our accounting policies since those disclosed in the Company's 2024 Annual Report on Form 10-K.
Finance Leases
As of June 30, 2025 and December 31, 2024, short-term finance lease obligations of $1.6 million and $1.5 million, respectively, are included in Accrued and other liabilities, and long-term finance lease obligations of $10.1 million and $10.5 million, respectively, are included in Other liabilities on our Condensed Consolidated Balance Sheets.

Amortization of Intangible Assets
Amortization expense related to our intangible assets with finite lives was $0.6 million and $1.2 million for the three and six months ended June 30, 2025, respectively, and $2.1 million and $4.1 million for the three and six months ended June 30, 2024, respectively.
Goodwill
Based primarily on macroeconomic uncertainties, our updated strategic plans and restructuring initiatives and the decline in our stock price during the second quarter of 2025, we concluded that changes to the timing and amount of expected future cash flows, among other factors, indicated a triggering event requiring an interim goodwill impairment assessment of our Healthcare reporting unit. As a result of the quantitative interim impairment test performed in the second quarter of 2025, we concluded that there was no impairment, as the estimated fair value of the Healthcare reporting unit exceeded the carrying value.

To determine the fair value of the reporting unit, we performed our impairment test using a combination of an income approach and a market approach to determine the fair value of the reporting unit. The income approach utilized estimated discounted cash flows, while the market approach utilized comparable company information. Significant assumptions used in the income approach included revenue growth expectations and a selected discount rate of 26.2%. The discount rate was based on the weighted average cost of capital, determined using market, and industry data, and related risk factors. The assessment is a level 3 measurement due to its reliance on certain unobservable inputs and significant management judgment.
While there was no impairment found during our interim goodwill impairment test in the second quarter of 2025, changes in our future operating results, cash flows, share price, market capitalization or discount rates used when conducting future goodwill impairments tests could affect the implied fair value of goodwill and may result in impairment charges in the future.
Recently Adopted Accounting Standards
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments," related to induced conversions of convertible debt instruments. The amendments in this ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. The Company early adopted this ASU as of April 1, 2025 and applied the guidance on a prospective basis. Adoption did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted
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

NOTE 2 - REVENUES

Contract Assets
In certain circumstances, contract assets are recorded to include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customers, and right to payment is subject to contractual performance obligations rather than subject only to the passage of time. Contract assets were $0.5 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively, and are included in Prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets.

Contract Liabilities
Our contract liabilities consist of deferred revenue generally related to maintenance and service contracts, post-sale support and extended warranty sales, where we generally receive up-front payment and recognize revenue over the service or support term. We classify deferred revenue as current or non-current based on the timing of when we expect to recognize revenue. The current portion of deferred revenue is recorded within Accrued and other liabilities and the non-current portion of deferred revenue is recorded within Other liabilities on our Condensed Consolidated Balance Sheets.

Our contract liabilities consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Deferred revenue, current and customer deposits	$39,394	$32,010
Deferred revenue, noncurrent	3,652	2,259
Total contract liabilities	$43,046	$34,269
During the three and six months ended June 30, 2025, the Company recognized $11.1 million and $25.1 million, respectively, of revenue related to the Company's contract liabilities at December 31, 2024. The change in contract liabilities from December 31, 2024 to June 30, 2025 was primarily due to the timing of cash receipts and sales of extended service contracts.
Collaborative Arrangements
The Company enters into collaborative arrangements with customers that provide for cost reimbursement of certain expenses and potential milestone payments.
The Company recognized $3.6 million and $6.4 million in product revenue, and $1.3 million and $3.8 million in product cost of sales, related to collaborative arrangements during the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, the Company recognized $1.8 million and $3.8 million in product revenue and $1.3 million and $3.4 million in product cost of sales, respectively, related to collaborative arrangements.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied as of the end of the period. As of June 30, 2025, the Company had $6.4 million of remaining performance obligations, primarily related to maintenance and service contracts, post-sale support and extended warranties. We expect approximately 90% to be recognized as revenue within the next two years, and the remaining thereafter. We have excluded performance obligations with an original expected duration of one year or less.
Revenue Concentration
Revenue, by the geographic region in which a sale originated, was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Americas	$55,317	$66,179	$107,252	$126,784
EMEA	33,140	37,537	66,575	71,437
APAC	6,381	9,536	15,551	17,936
Total	$94,838	$113,252	$189,378	$216,157

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
United States (included within Americas)	$54,632	$65,432	$105,531	$125,325
Germany (included within EMEA)	12,879	17,303	29,862	31,545

For the three and six months ended June 30, 2025 one customer accounted for 9.7% and 10.8% of our consolidated revenue, respectively. For the three and six months ended June 30, 2024, one customer accounted for 16.0% and 16.1% of our consolidated revenue, respectively. We expect to maintain our relationship with this customer.

NOTE 3 - INVENTORIES

(in thousands)	June 30, 2025	December 31, 2024
Raw materials	$46,659	$43,138
Work in process	2,954	3,481
Finished goods and parts	83,284	71,911
Total inventories	$132,897	$118,530

NOTE 4 - DIVESTITURE

In December 2024, the Company entered into a definitive agreement with Hexagon AB for the sale of its Geomagic software business ("Geomagic"), which was included in our Industrial Solutions segment. On April 1, 2025, the Company completed the sale of Geomagic and received $119.4 million in cash, which reflected applicable purchase price adjustments under the Asset Purchase Agreement and Business Transfer Agreement. The Company recorded a pre-tax gain of $125.7 million from the sale of Geomagic in the three and six months ended June 30, 2025.
No loss was recognized to measure the disposal group at the lower of its carrying value or fair value less costs to sell. The disposal group has not been presented as a discontinued operation in the accompanying condensed consolidated financial statements because the sale of Geomagic does not represent a strategic shift that will have a major effect on the Company’s operations.
The Company determined that the associated assets and liabilities met the held for sale criteria in December 2024. The following table summarizes the assets and liabilities of Geomagic:

(in thousands)	December 31, 2024
Assets
Accounts receivable, net	$765
Prepaid expenses and other current assets	47
Total current assets held for sale	812
Intangible assets, net	917
Other assets	1,447
Total assets held for sale	$3,176
Liabilities
Accounts payable	$491
Accrued and other liabilities	303
Deferred revenue	7,197
Total current liabilities held for sale	7,991
Other liabilities	2,260
Total liabilities held for sale	$10,251

NOTE 5 - INVESTMENTS AND NOTE RECEIVABLE

The Company holds various equity investments. The following table summarizes our investment balances:

(in thousands)	June 30, 2025	December 31, 2024
Equity investments under the equity method of accounting	$3,362	$5,051
Equity investments without readily determinable fair values	21,712	20,696
Total equity investments	$25,074	$25,747

During the three months ended June 30, 2025, the Company purchased additional shares of an equity method investment in Enhatch Inc. ("Enhatch") for $0.9 million. As of June 30, 2025, the Company owns approximately 79% of Enhatch's outstanding common stock and approximately 46% of Enhatch's outstanding voting stock.

During the three months ended June 30, 2025, the Company entered into an agreement with GenesisTissue Inc. ("GenesisTissue") to obtain shares of common stock in exchange for the sale of certain assets. As of June 30, 2025, the Company owns approximately 8% of GenesisTissue's outstanding common stock. The Company has accounted for its investment in GenesisTissue on a cost basis, subject to assessment for impairment, as (1) the fair value of GenesisTissue's equity is not readily determinable and (2) the investment is not subject to the equity method of accounting due to the Company's lack of significant influence. The carrying value of the equity investment without a readily determinable fair value is $1.0 million as of June 30, 2025. The investment is reported in Other assets on our Condensed Consolidated Balance Sheets.

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
During December 2024, the Company entered into a short-term, non-interest bearing loan agreement with NAMI whereby NAMI borrowed $2.0 million to finance its working capital and capital expenditures requirements. The loan matured on June 30, 2025 and the parties are in the process of extending the maturity date. It is being accounted for at cost, which approximates fair value as of June 30, 2025. The carrying value of the related party note receivable was $2.0 million as of June 30, 2025 and December 31, 2024. The note receivable is reported in Prepaid expenses and other current assets, on our Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.
Additionally, during the three and six months ended June 30, 2025 and 2024, the Company entered into related party transactions with certain of our equity investments, including purchases and sales, but the transactions and related balances payable or receivable were not significant for the three and six months ended June 30, 2025 and 2024 and as of June 30, 2025 and December 31, 2024.

Other Asset
In February 2025, the Company provided financing of $1.0 million to Hull Legacy Media Corporation, a production company co-owned by Charles W. Hull, our EVP, Chief Technology Officer of our Regenerative Medicine business and a related party of the Company. The financing is recorded in Other assets on our Condensed Consolidated Balance Sheets as of June 30, 2025.

Variable Interest Entities ("VIEs")
The Company concluded that three of its investments are VIEs. These investments are not consolidated because we concluded that the Company is not the primary beneficiary. As of June 30, 2025, our maximum exposure to losses associated with the VIEs is limited to the $20.2 million carrying value of our investments in the VIEs, $2.0 million of which is included in Prepaid expenses and other current assets, with the remaining in Other assets on our Condensed Consolidated Balance Sheets. We have no other investments in unconsolidated entities that have been determined to be a VIE.

NOTE 6 - BORROWINGS

Convertible Senior Notes
Convertible senior secured notes due 2030
Pursuant to an indenture dated June 23, 2025 (the "2030 Indenture"), the Company issued $92.0 million aggregate principal amount of 5.875% convertible senior secured notes due 2030 (the "2030 Notes") in a private placement to a limited number of qualified institutional buyers. The net proceeds from the 2030 Notes, along with $78.0 million of cash on hand, were used to repurchase an aggregate principal amount of $179.7 million of the Company's outstanding 0% convertible senior notes due 2026 (the “2026 Notes”). The Company believes this refinancing to be a timely and proactive step in addressing the 2026 Notes maturity in light of continuing macroeconomic challenges impacting the Company’s financial performance.
The 2030 Notes are senior secured obligations, guaranteed by certain U.S. subsidiaries of the Company (the "Note Parties"), and bear interest semiannually at a rate of 5.875%, payable on June 15 and December 15 of each year, beginning December 15, 2025. The 2030 Notes are secured on a first-priority basis by substantially all assets of Note Parties, subject to certain exceptions (including with respect to the intellectual property of Note Parties; provided that, certain breaches by the Company or any of its subsidiaries of the limitation on liens covenant in the 2030 Indenture with respect to liens on its intellectual property will cause the 2030 Notes to automatically become secured by a prior security interest in all the intellectual property of the Note Parties). The 2030 Indenture also includes certain financial covenants, including a requirement for the Note Parties to maintain certain minimum cash, accounts receivable and inventory balances each quarter. As of the last day of each fiscal quarter, the Note Parties must maintain at least $40.0 million in qualified cash; maintain a combined minimum of $75.0 million in accounts receivable and inventory; and maintain at least $16.8 million in restricted cash until the remaining 2026 Notes are settled.
The initial conversion rate was 445.6328 shares per $1,000 principal amount, equivalent to a conversion price of approximately $2.24 per share, which reflected a 20% premium over the $1.87 closing price of the Company’s common stock on June 17, 2025. The 2030 Notes are set to mature on June 15, 2030, unless earlier converted, redeemed, or repurchased. The 2030 Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the election of the Company.
Holders of the 2030 Notes have a one-time put right on June 23, 2028, to require the Company to repurchase all or a portion of their 2030 Notes for cash at 100% of the principal amount, plus accrued and unpaid interest. Additionally, upon a fundamental change (as defined in the 2030 Indenture), holders may require repurchase on the same terms. The Company is required to increase the conversion rate for holders who convert in connection with certain fundamental changes or in connection with a redemption.
On or after June 23, 2028 and prior to the 41st scheduled trading day immediately preceding the maturity date, the 2030 Notes will be redeemable, in whole or in part, at the Company's option, for cash, provided that the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for a specified period, as described in the 2030 Indenture.
Convertible senior notes due 2026
The 2026 Notes were issued pursuant to an indenture dated November 16, 2021 (the “2026 Indenture”) between the Company and The Bank of New York Mellon, N.A., as trustee (the “Trustee”), in an initial aggregate principal amount of $460.0 million. Although the 2026 Notes do not bear regular interest and their principal does not accrete, they have an annual effective interest rate of 0.594%, reflecting original issue discounts, commissions, and offering expenses. The 2026 Notes had an initial conversion rate of 27.8364 shares of common stock per $1 principal amount of Notes (which is subject to adjustment in certain circumstances). This is equivalent to an initial conversion price of approximately $35.92 per share. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the Indenture. The 2026 Notes are scheduled to mature on November 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with their terms.
Prior to August 15, 2026, the 2026 Notes will only be convertible upon the occurrence of certain events and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
The 2026 Notes are redeemable, in whole or in part, for cash at the Company’s option at any time, and from time to time, on or after November 20, 2024 and before the 41st scheduled trading day immediately preceding the maturity date, but only if the last reported sale price per share of the Company's common stock has been at least 130% of the conversion price then in effect for a specified period of time.
The Company incurred $0.3 million and $0.6 million of debt issuance cost accretion related to the 2026 Notes for the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2024, respectively.

The following tables summarize the detail of the Company's convertible senior notes:

(in thousands)	Outstanding Principal	Unamortized Deferred Issuance Costs	Carrying Value
June 30, 2025
0% Convertible senior notes due 2026	$34,717	(283)	$34,434
5.875% Convertible senior notes due 2030	92,030	(3,821)	88,209
Outstanding convertible notes	$126,747	$(4,104)	$122,643

(in thousands)	Outstanding Principal	Unamortized Deferred Issuance Costs	Carrying Value
December 31, 2024
0% Convertible senior notes due 2026	$214,378	(2,383)	$211,995
Outstanding convertible notes	$214,378	$(2,383)	$211,995

As of June 30, 2025, the Company was in compliance with all of the covenants included in the 2026 Indenture and 2030 Indenture.

Debt Extinguishment
In June 2025, the Company used the proceeds of $92.0 million from the issuance of the 2030 Notes, along with $78.0 million of cash on hand, to repurchase an aggregate principal amount of $179.7 million of its outstanding 2026 Notes, which were retired upon receipt, and the retirement of the debt obligations was accounted for as an extinguishment of debt. The repurchase of the 2026 Notes at a discount resulted in the recognition of a gain of $8.2 million, after transaction expenses and the write-off of $1.5 million in related debt issuance costs. The gain is reported in Other income, net on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025.
In March 2024, the Company repurchased $110.5 million of the 2026 Notes for $87.2 million, including transaction expenses. The repurchased 2026 Notes were retired upon receipt, and the retirement of the debt obligations was accounted for as an extinguishment of debt. The repurchase of the 2026 Notes at a discount resulted in the recognition of a gain of $21.5 million, after transaction expenses and the write-off of $1.8 million in related debt issuance costs. The gain is reported in Other income, net on the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2024.

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
During the three months ended June 30, 2025, the Company granted 810 thousand performance-based RSUs to employees with a weighted-average grant date fair value of $0.47 per share. The restricted stock awards vest one third each year, over 3 years. The awards include a market condition that is met based on annualized stock price growth goals. During the three months ended June 30, 2025, the Company granted 1,014 thousand shares of restricted stock to employees with a weighted-average grant date fair value of $2.02 per share. The restricted stock awards generally vest ratably over 3 years.

Stock-Based Compensation Activity and Expense
The following table shows the stock-based compensation expense recognized:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stock-based compensation (benefit) expense	$(3,561)	$5,421	$607	$13,673

During the three months ended June 30, 2025, the Company recognized a reversal of $6.6 million in previously recognized compensations expense, primarily due to the forfeiture of awards that did not meet performance conditions and the cancellation of annual incentive compensation.
Stock-based compensation expense recognized for the three and six months ended June 30, 2024 includes $0.7 million and $2.3 million, respectively, of accrued expense pertaining to annual incentive compensation expected to be settled in shares of common stock.
As of June 30, 2025, there was $12.9 million of unrecognized stock-based compensation expense related to all unvested share-based payment awards that the Company expects to recognize over a weighted-average period of 2 years.
dp polar Earnout
On October 4, 2022 the Company acquired dp polar. The acquisition agreement included an earnout arrangement for $2.2 million incremental to the acquisition purchase price, which would be settled via the issuance of 250 thousand shares of the Company's common stock. During the three months ended June 30, 2025, the dp polar earnout was settled through the issuance of 250 thousand shares of the Company's common stock. There was no stock-based compensation expense related to the dp polar earnout arrangement for the three and six months ended June 30, 2025, respectively, and $0.7 million and $1.0 million, for the three and six months ended June 30, 2024, respectively.

NOTE 8 - INCOME TAXES

We maintain the exception under ASC 740-270-30-36(b), “Accounting for Income Taxes,” for jurisdictions that do not have reliable estimates of ordinary income. Accordingly, we have used a year-to-date methodology in determining the effective tax rate for the three and six months ended June 30, 2025 and 2024.
For the three and six months ended June 30, 2025, the Company's effective tax rate was 9.4% and 14.4%, respectively. For the three and six months ended June 30, 2024 the Company’s effective tax rate was (1.8)% and (4.6)%, respectively. The differences between the U.S. statutory tax rate and the effective tax rates for the three and six months ended June 30, 2025 and 2024 were primarily driven by the recognition of a full deferred tax asset valuation allowance in various jurisdictions in both years. Additionally, the three and six months ended June 30, 2025 were impacted by the gain recognized in connection with the divestiture of Geomagic.
On July 4, 2025, the U.S. enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (OBBBA). The Company is continuing to evaluate the impacts of the new legislation on the Consolidated Financial Statements.

NOTE 9 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to 3D Systems’ common stock by the weighted average number of shares of common stock outstanding during the applicable period. Diluted net income (loss) per common share incorporates the additional shares issuable upon the assumed exercise of stock options, the vesting of restricted stock and RSUs, and the assumed conversion of debt, except in such case when (1) the inclusion of such shares or potential shares would be anti-dilutive or (2) when the vesting of restricted stock or RSUs is contingent upon one or more performance conditions that have not been met as of the balance sheet date.

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator (basic):
Net income (loss) attributable to 3D Systems Corporation	$104,436	$(27,258)	$67,450	$(43,259)
Redeemable non-controlling interest redemption value in excess of carrying value	—	(98)	—	(173)
Net income (loss) attributable to 3D Systems' common stock shareholders	$104,436	$(27,356)	$67,450	$(43,432)
Numerator (diluted):
Net income (loss) attributable to 3D Systems' common stock shareholders	$104,436	$(27,356)	$67,450	$(43,432)
Add back: Interest on 2030 Notes	104	—	104	—
Net income (loss) attributable to 3D Systems' common stock shareholders plus assumed conversions	$104,540	$(27,356)	$67,554	$(43,432)

Denominator:
Basic weighted average common shares outstanding(a)	132,280	131,802	132,370	131,311
Effect of Dilutive securities:
Restricted stock and RSUs	1,222	—	1,653	—
Conversion of 2030 Notes	49,214	—	49,214	—
Diluted weighted average common shares outstanding	182,716	131,802	183,237	131,311

Net income (loss) per common share:
Basic	$0.79	$(0.21)	$0.51	$(0.33)
Diluted	$0.57	$(0.21)	$0.37	$(0.33)

Anti-dilutive shares	4,075	3,553	2,929	4,489
(a) For the three and six months ended June 30, 2025, includes 250 thousand shares of common stock issued in April 2025 in connection with the dp polar earnout arrangement.

In the three and six months ended June 30, 2025 approximately 0 and 146 thousand shares, respectively, related to the payment of accrued incentive compensation that was settled in shares, were included in diluted shares. In the three and six months ended June 30, 2024, approximately 0 shares and 531 thousand shares, respectively, related to the payment of accrued incentive compensation that was settled in shares, were included in diluted shares. These estimates are based on the liabilities recorded as of June 30, 2025 and June 30, 2024, under the fiscal year 2025 and 2024 incentive compensation arrangements, respectively, divided by the Company’s year-to-date average share price of $2.60 for 2025 and $4.28 for 2024.
Diluted income per common share was computed using the treasury stock method for restricted shares and RSUs and the if-converted method for convertible debt.
Share Repurchases
On June 23, 2025, 3D Systems repurchased 8.0 million shares of its outstanding common stock at a price of $1.87 per share, which was equal to the closing price of the common stock on the New York Stock Exchange on June 17, 2025. The share repurchase was executed concurrently with the issuance of $92 million of new 5.875% Convertible Senior Secured Notes due 2030 (refer to Note 6).
The share repurchase was approved by the Company’s Board of Directors in connection with the broader refinancing transaction. It was structured to mitigate potential dilution associated with the issuance of the new convertible notes and was funded as part of the same transaction that retired a significant portion of the Company’s 2026 Notes at a discount to par. The Company retired its common stock upon repurchase.

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the balances of accumulated other comprehensive loss, net of tax, by component are as follows:

	Three Months Ended June 30, 2025
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance, March 31, 2025	$(52,171)	$157	$(52,014)
Other comprehensive income	9,075	14	9,089
Balance, June 30, 2025	$(43,096)	$171	$(42,925)

	Three Months Ended June 30, 2024
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance, March 31, 2024	$(51,750)	$307	$(51,443)
Other comprehensive loss	(1,196)	(2)	(1,198)
Balance, June 30, 2024	$(52,946)	$305	$(52,641)

	Six Months Ended June 30, 2025
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance, December 31, 2024	$(55,217)	$151	$(55,066)
Other comprehensive income	12,121	20	12,141
Balance, June 30, 2025	$(43,096)	$171	$(42,925)

	Six Months Ended June 30, 2024
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance, December 31, 2023	$(44,564)	$314	$(44,250)
Other comprehensive loss	(8,382)	(9)	(8,391)
Balance, June 30, 2024	$(52,946)	$305	$(52,641)

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
The CODM does not review disaggregated asset information on the basis of the Company's segments; therefore, such information is not presented.

Revenue, cost of sales and gross profit for each of our reportable segments were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue:
Healthcare Solutions	$45,020	$48,900	$86,336	$94,313
Industrial Solutions	49,818	64,352	103,042	121,844
Total revenue	94,838	113,252	189,378	216,157
Cost of sales:
Healthcare Solutions	24,638	26,465	49,930	54,896
Industrial Solutions	34,050	39,689	70,609	73,241
Total cost of sales	58,688	66,154	120,539	128,137
Gross profit:
Healthcare Solutions	20,382	22,435	36,406	39,417
Industrial Solutions	15,768	24,663	32,433	48,603
Total gross profit	36,150	47,098	68,839	88,020
Selling, general and administrative	34,139	51,494	83,908	108,798
Research and development	17,361	22,016	37,044	45,496
Foreign exchange gain (loss), net	(1,591)	(723)	(452)	1,186
Interest income	1,717	1,452	2,670	4,250
Interest expense	(697)	(624)	(1,278)	(1,338)
Gain on disposition	125,681	—	125,681	—
Other income, net	7,020	384	6,860	21,770
Net income (loss) before income taxes	$116,780	$(25,923)	$81,368	$(40,406)

Depreciation and amortization included in the measurement of gross profit by segment were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Depreciation and amortization:
Healthcare Solutions	$1,201	$1,365	$2,685	$2,720
Industrial Solutions	$671	$782	$1,293	$1,531

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has certain purchase commitments under agreements with remaining terms in excess of one year primarily related to printer assemblies, inventory, capital expenditures, and software licenses. As of June 30, 2025, such purchase commitments totaled $19.8 million, with $10.3 million of the purchase obligations expected to be due within the next twelve months.

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
During the three months ended March 31, 2025, we paid the final installment penalty of $3.0 million in accordance with the DDTC settlement agreement. The original $10.0 million suspended penalty has not been recognized as a liability, as it will be recognized as incurred for remedial compliance measures during the three-year term of the settlement agreement. The application of the Company’s spend on remedial compliance measures as a reduction to the original $10.0 million suspended penalty must be approved by DDTC, which approval will be sought on an annual basis in accordance with the terms of the settlement agreement. As of June 30, 2025, the approved suspended penalty balance remaining is $5.1 million. Any portion not expended for compliance measures at the end of the three-year term of the settlement agreement will be paid by the Company to DDTC.

Letter of Credit
On June 2, 2023, we issued $1.2 million of guarantees in the form of a standby letter of credit as security for a long-term real estate lease. The letter of credit has a maturity date in June 2026 and includes automatic one-year extensions, which are not to continue beyond July 1, 2033. As of June 30, 2025, the letter of credit has been reduced to $0.8 million. We have not recorded any liability for this guarantee, as we believe that the likelihood of having to perform under the letter of credit is remote. In connection with this transaction, we pledged an equal amount of cash to the issuing bank of this letter of credit. The cash pledged is recorded as restricted cash and included in Other assets on our Condensed Consolidated Balance Sheets.

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
On August 21, 2024, the Company proposed a settlement of $1.8 million with the former shareholders and Volumetric Key Employees during mediation and this amount is recorded within Accrued and other liabilities on our Condensed Consolidated Balance Sheets as of June 30, 2025. The former shareholders have not responded to the settlement offer. On December 13, 2024, the Company received a Notice of Claim for Indemnification from VBI Stockholders’ Representative, LLC., which claims to be the successor Stockholders’ Representative under the acquisition agreement. The Notice repeated the former shareholders’ and Volumetric Key Employees' claims of breach. On January 10, 2025, the Company served a Notice of Objection which denied all liability. The delivery of this Notice of Objection triggered a 45-day negotiation period under the terms of the acquisition agreement. As of August 11, 2025, the Company has not heard anything further from the former shareholders and Volumetric Key Employees regarding this matter.

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
On December 4, 2024, Intrepid Automation, Inc. (“Intrepid”) filed a lawsuit in the United States District Court for the Southern District of California against 3D Systems Corporation and 3D Systems, Inc. alleging infringement of U.S. patents 11,014,301 and 11,338,511 (“2024 Lawsuit”); this complaint seeks unspecified damages and injunctive relief. In July 2025, the Company filed inter partes review (“IPR”) petitions against the asserted patents, and on July 16, 2025, the Company filed a motion to stay the 2024 Lawsuit pending resolution of the IPRs.

The Company intends to defend itself vigorously against the 2024 Lawsuit and the counterclaims in the 2021 Lawsuit.

Securities Class Action
The Company and certain of its executive offers were named as defendants in a putative securities class action filed on June 13, 2025 in the U.S. District Court for the District of Delaware. The action is styled Marcel F.M. Herbermann v. 3D Systems Corporation, et al., No. 1:25-cv-00734-GBW (D. Del.) (the “Securities Class Action”). The complaint in the Securities Class Action alleges defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. It was filed on behalf of stockholders who purchased the Company’s common stock from August 13, 2024 and May 12, 2025, and seeks monetary damages on behalf of the purported class. Defendants’ deadline to answer, move to dismiss, or otherwise respond to the complaint in the Securities Class Action is September 22, 2025. The Company intends to defend itself and its executive officers vigorously.

Derivative Actions
The Company was named as a nominal defendant and certain of its officers and directors were named as defendants in derivative lawsuits pending in the U.S. District Court for the District of South Carolina and the South Carolina Court of Common Pleas for the 16th Circuit, York County (the “Derivative Actions”). The action styled Fernicola v. Graves, et al., No. 2025CP4602544 (S.C., Ct. of Common Pleas for the 16th Judicial Cir., Cty. of York) (the “Fernicola Action”) was filed June 27, 2025, and asserts claims for breach of fiduciary duties, gross mismanagement, waste of corporate assets, and unjust enrichment. The action styled Scanlon v. Graves, et al., No. 0:25-cv-07627-MGL (D.S.C.) (the “Scanlon Action”) was filed July 17, 2025, and asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breach of fiduciary duties, and unjust enrichment. Defendants’ deadline to answer, move to dismiss, or otherwise respond to the complaint in the Fernicola Action is August 29, 2025 and Defendants’ deadline to answer, move to dismiss, or otherwise respond to the complaint in the Scanlon Action is September 22, 2025. The Company intends to defend itself as well as its officers and directors vigorously.
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

Contingencies
Warranty
Changes in accrued product warranty liability balance are summarized as follows:

(in thousands)	June 30, 2025	June 30, 2024
Balance at beginning of period	$2,650	$2,106
Settlements made	(1,548)	(1,770)
Accruals for warranties issued	2,350	858
Balance at the end of period	$3,452	$1,194

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

Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

(in thousands)		Fair Value Measurement Using (a)
June 30, 2025	Total Fair Value	Level 1	Level 2	Level 3
Money market funds	$54,562	$54,562	$—	$—

December 31, 2024
Money market funds	$98,212	$98,212	$—	$—
(a) There were no transfers among the levels within the fair value hierarchy during the six months ended June 30, 2025 or the year ended December 31, 2024.
Cash equivalents, including money market funds, are valued utilizing the market approach for measuring the fair value of financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value as of June 30, 2025 and December 31, 2024 because of the relatively short duration of these instruments.
Fair Value of Financial Instruments
The following table summarizes the carrying amount and fair value of our financial instruments:

	June 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
0% Convertible senior notes due 2026	$34,434	$30,443	$211,995	$189,409
5.875% Convertible senior secured notes due 2030	$88,209	$92,030	$—	$—
The estimated fair value of the 2026 Notes was determined using quoted market price in a market with limited activity, and is therefore classified as Level 2 in the fair value hierarchy. The estimated fair value of the 2030 Notes was based on par value, as there has been no market activity since issuance. As a result, the fair value of the 2030 Notes is classified as Level 3.

NOTE 14 - RESTRUCTURING AND EXIT ACTIVITIES COSTS

The Company incurs restructuring charges in connection with strategic initiatives and cost-reduction efforts aimed at optimizing business operations. A description of significant restructuring plans and other restructuring charges is provided below.

2025 Restructuring
In 2025, in response to continuing macroeconomic challenges impacting the Company’s financial performance, the Company implemented a series of cost savings and restructuring initiatives ( the "2025 Restructuring Plan") as part of its ongoing multi-
faceted transformation strategy. In March 2025, the Company authorized and began executing the next phase of its cost savings and restructuring initiative which includes initiatives to deliver sustainable growth and profitability, enabled by a streamlining of both infrastructure and business processes, while consistently investing in core research and development activities to support long-term growth opportunities. In May 2025, the Company announced and began executing an incremental cost reduction initiative focused on labor force reductions in response to continued uncertainty in the economy and our industry and the related potential negative impact on our financial performance. These initiatives are expected to deliver cost savings and improve cash flows in the second half of fiscal 2025.
The Company expects to incur approximately $11 million to $20 million in pre-tax restructuring charges, primarily related to employee severance and other one-time employee benefit costs. These charges are anticipated to consist largely of cash expenditures and are expected to be recognized primarily in 2025 and through the second fiscal quarter of 2026.
Restructuring and other related charges were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025 (a)	June 30, 2024 (b)	June 30, 2025 (a)	June 30, 2024 (b)
Employee severance related	$5,145	$(402)	$6,142	$(351)
Facility exit and other related	—	489	—	489
Total	$5,145	$87	$6,142	$138
(a) Includes expenses related to the 2025 Restructuring Plan
(b) Includes expenses related to the 2023 Restructuring Plan

The restructuring and other related charges were primarily cash charges. These charges are reflected in the following captions in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cost of sales	$838	$(1,025)	$1,001	$(992)
Selling, general, and administrative expenses	3,622	873	4,180	891
Research and development	685	239	961	239
Total	$5,145	$87	$6,142	$138

Restructuring and other related charges recorded in cost of sales by reportable segment were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Healthcare Solutions	$458	$(1,025)	$512	$(992)
Industrial Solutions	380	—	489	—
Total	$838	$(1,025)	$1,001	$(992)

The activity in the restructuring accrual related to the 2025 Restructuring Plan was as follows:

(in thousands)	Balance as of December 31, 2024	Costs Incurred	Paid/Settled	Balance as of June 30, 2025
Employee severance related	$—	$6,142	$(1,962)	$4,180
Total	$—	$6,142	$(1,962)	$4,180

2023 Restructuring Plan
In 2023, the Company initiated a restructuring plan aimed at improving operational efficiency and driving long-term value creation (the "2023 Restructuring Plan"). Key initiatives included in-sourcing certain European metal printer platforms to the Company’s Riom, France facility, co-locating engineering and manufacturing functions to accelerate the development-to-production cycle, reducing headcount across all areas of the organization, and exiting select leased facilities to streamline the Company’s geographic footprint. Substantially all restructuring activities related to the 2023 Restructuring Plan were completed as of the year ended December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of management and is intended to help the reader understand the results of operations and financial condition of the Company. Our MD&A should be read in conjunction with our MD&A and Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Annual Report on Form 10-K") and our Condensed Consolidated Financial Statements as of and for the three months ended June 30, 2025 included in this Form 10-Q.

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
•our ability to service our debt and ability to raise funds necessary to settle conversions of the 2030 Notes or 2026 Notes in cash, repay the 2030 Notes or 2026 Notes at maturity, repurchase the 2030 Notes upon the exercise of the holders’ one-time put right or repurchase the 2030 Notes or the 2026 Notes in the case of a fundamental change;
•our ability to comply with the covenants contained in our 2030 Indenture, 2026 Indenture and other current or future debt agreements, including the limitations, restrictions and prohibitions such covenants may impose on the way we conduct our business, including certain financial covenants, prohibitions on incurring additional debt if certain covenants are not met and restrictions on our ability to make certain investments and restricted payments;
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
•our inability to use a Form S-3 Registration Statement; and
•the other factors discussed in the reports we file with or furnish to the SEC from time to time, including the risks and important factors set forth in additional detail in Item 1A. “Risk Factors” in the 2024 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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
The Company expects to incur approximately $11 million to $20 million in pre-tax restructuring and other related costs by the end of the second fiscal quarter of 2026. The charges under the 2025 Restructuring Plan are expected to be primarily cash charges.

Geomagic Divestiture
In December 2024, the Company entered into a definitive agreement with Hexagon AB for the sale of its Geomagic software business ("Geomagic"), which was included in our Industrial Solutions segment. On April 1, 2025, the Company completed the sale of Geomagic and received $119.4 million in cash, which reflected applicable purchase price adjustments under the Asset Purchase Agreement and Business Transfer Agreement. The Company recorded a pre-tax gain of $125.7 million from the sale of Geomagic in the three months ended June 30, 2025.
No loss was recognized to measure the disposal group at the lower of its carrying value or fair value less costs to sell. The disposal group has not been presented as a discontinued operation in the accompanying condensed consolidated financial statements because the sale of Geomagic does not represent a strategic shift that will have a major effect on the Company’s operations.

Goodwill
Based primarily on macroeconomic uncertainties, our updated strategic plans and restructuring initiatives and the decline in our stock price during the second quarter of 2025, we concluded that changes to the timing and amount of expected future cash flows, among other factors, indicated a triggering event requiring an interim goodwill impairment assessment on our Healthcare reporting unit. As a result of the quantitative interim impairment test performed in the second quarter of 2025, we concluded that there was no impairment, as the estimated fair value of the Healthcare reporting unit exceeded the carrying value.
While there was no impairment found during our interim goodwill impairment test in the second quarter of 2025, changes in our future operating results, cash flows, share price, market capitalization or discount rates used when conducting future goodwill impairments tests could affect the implied fair value of goodwill and may result in additional impairment charges in the future.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	Change	June 30, 2025	June 30, 2024	Change
Revenue	$94,838	$113,252	$(18,414)	$189,378	$216,157	$(26,779)
Cost of sales	58,688	66,154	(7,466)	120,539	128,137	(7,598)
Selling, general and administrative expenses ("SG&A")	34,139	51,494	(17,355)	83,908	108,798	(24,890)
Research and development expenses ("R&D")	17,361	22,016	(4,655)	37,044	45,496	(8,452)
Loss from operations	$(15,350)	$(26,412)	$11,062	$(52,113)	$(66,274)	$14,161

Revenue

The following tables sets forth changes in our revenue for the three and six months ended June 30, 2025.

(Dollars in thousands)	Products		Services		Total
Revenue - three months ended June 30, 2024	$71,733		$41,519		$113,252
Change in revenue:
Volume	(17,803)	(24.8)%	(1,169)	(2.8)%	(18,972)	(16.8)%
Price/mix	(1,289)	(1.8)%	—	—%	(1,289)	(1.1)%
Foreign currency translation	1,160	1.6%	687	1.7%	1,847	1.6%
Net change	(17,932)	(25.0)%	(482)	(1.1)%	(18,414)	(16.3)%
Revenue - three months ended June 30, 2025	$53,801		$41,037		$94,838

(Dollars in thousands)	Products		Services		Total
Revenue - six months ended June 30, 2024	$135,784		$80,373		$216,157
Change in revenue:
Volume	(23,512)	(17.3)%	265	0.3%	(23,247)	(10.8)%
Price/mix	(4,173)	(3.1)%	—	—%	(4,173)	(1.9)%
Foreign currency translation	425	0.3%	216	0.3%	641	0.3%
Net change	(27,260)	(20.1)%	481	0.6%	(26,779)	(12.4)%
Revenue - six months ended June 30, 2025	$108,524		$80,854		$189,378

For the three months ended June 30, 2025, revenue decreased $18.4 million, or 16.3%, compared to the three months ended June 30, 2024. The decrease in revenue was primarily due to a decline in product revenue of $17.9 million driven by lower materials volume to customers in the dental, service bureaus, and jewelry markets, unfavorable price/mix, and the impact of the Geomagic divestiture. Service revenue decreased $0.5 million as volume increases were more than offset be the impact of the Geomagic divestiture and lower sales to a key customer in the dental market.
For the six months ended June 30, 2025, revenue decreased $26.8 million, or 12.4%, compared to the six months ended June 30, 2024. The decrease in revenue was primarily due to a decline in product revenue of $27.3 million driven by lower materials volume to customers in the dental, service bureaus, and jewelry markets, unfavorable price/mix, and the impact of the Geomagic divestiture. The decline in product revenue was partially offset by a $0.5 million increase in service revenue due to higher volume which was mostly offset by the Geomagic divestiture.

Cost of sales and gross profit
For the three months ended June 30, 2025, cost of sales decreased to $58.7 million compared to $66.2 million for the three months ended June 30, 2024. Declines primarily related to lower sales volumes in printers and materials which were partially offset by unfavorable price/mix.
For the three months ended June 30, 2025, gross profit decreased $10.9 million, or 23.2%, compared to the three months ended June 30, 2024. The decrease in gross profit was primarily due to a combination of lower sales volumes, the impact of the Geomagic divestiture and unfavorable price/mix.
For the six months ended June 30, 2025, cost of sales decreased to $120.5 million compared to $128.1 million for the six months ended June 30, 2024. This decline is primarily attributable to a lower volume of product sales from period to period.
For the six months ended June 30, 2025, gross profit decreased $19.2 million, or 21.8%, compared to the six months ended June 30, 2024. The decrease in gross profit was primarily due to a combination of lower sales volumes, the impact of the Geomagic divestiture and unfavorable price/mix.

Selling, general and administrative expenses
For the three months ended June 30, 2025, selling, general and administrative expenses ("SG&A") decreased $17.4 million, or 33.7%, compared to the three months ended June 30, 2024. The year-over-year decline in SG&A was primarily due to:

•$16.3 million decrease in compensation and benefits expense primarily related to lower compensation expense due to the impact of our restructuring actions and lower stock-based compensation expense due to the timing of awards and lower incentive compensation;

•$3.2 million decrease in third-party service provider and consulting costs due to the increased cost to complete our fiscal 2023 audit during the three months ended June 30, 2024; and

•$1.6 million decrease in amortization expense related to intangible assets due to lower intangible asset balances which were reduced by prior-year impairment charges; which were partially offset by

•$2.7 million increase due to costs associated with our restructuring actions which were primarily related to severance.
For the six months ended June 30, 2025, SG&A decreased $24.9 million, or 22.9%, compared to the six months ended June 30, 2024. The year-over-year decline in SG&A was primarily due to:

•$17.3 million decrease in compensation and benefits expense primarily related to lower compensation expense due to the impact of our restructuring actions and lower stock-based compensation expense due to the timing of awards;

•$8.9 million decrease in third-party service provider and consulting costs due to the increased cost to complete our fiscal 2023 audit during the three months ended June 30, 2024; and

•$2.8 million decrease in amortization expense related to intangible assets due to lower intangible asset balances which were reduced by prior-year impairment charges; which were partially offset by

•$3.3 million increase due to costs associated with our restructuring actions which were primarily related to severance.

Research and development expenses

For the three months ended June 30, 2025, research and development expenses ("R&D") decreased $4.7 million, or 21.1%, compared to the three months ended June 30, 2024. The year-over-year decline in R&D was primarily due to:

•$3.5 million decrease in compensation and benefits expense and other R&D expenses primarily due to improved operating efficiency and cost reductions realized from our restructuring activities.

For the six months ended June 30, 2025, R&D decreased $8.5 million, or 18.6%, compared to the six months ended June 30, 2024. The year-over-year decline in R&D was primarily due to:

•$6.8 million decrease in compensation and benefits expense and other R&D expenses primarily due to improved operating efficiency and cost reductions realized from our restructuring activities.

Segment Results

	Segment Revenue			Segment Gross Profit
	Three Months Ended			Three Months Ended
(in thousands)	June 30, 2025	June 30, 2024	Change	June 30, 2025	June 30, 2024	Change
Healthcare Solutions	$45,020	$48,900	$(3,880)	$20,382	$22,435	$(2,053)
Industrial Solutions	49,818	64,352	(14,534)	15,768	24,663	(8,895)
Total Company	$94,838	$113,252	$(18,414)	$36,150	$47,098	$(10,948)

	Segment Revenue			Segment Gross Profit
	Six Months Ended			Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	Change	June 30, 2025	June 30, 2024	Change
Healthcare Solutions	$86,336	$94,313	$(7,977)	$36,406	$39,417	$(3,011)
Industrial Solutions	103,042	121,844	(18,802)	32,433	48,603	(16,170)
Total Company	$189,378	$216,157	$(26,779)	$68,839	$88,020	$(19,181)

Healthcare Solutions

Revenue
For the three months ended June 30, 2025, Healthcare Solutions revenue decreased $3.9 million, or 7.9%, compared to the three months ended June 30, 2024. The decrease in revenue was primarily due to a decline in materials revenue of $6.9 million which was partially offset by an increase in service revenue of $2.2 million. The decline in materials revenue was primarily due to lower sales in the dental market, including lower materials volume with a key customer. Service revenue increased due to growth in personalized healthcare solutions and parts manufacturing revenue.
For the six months ended June 30, 2025, Healthcare Solutions revenue decreased $8.0 million, or 8.5%, compared to the six months ended June 30, 2024. The decrease in revenue was primarily due to a decline in materials revenue of $13.7 million which was partially offset by an increase in service revenue of $4.2 million. The decline in materials revenue was primarily due to lower sales in the dental market, including lower materials volume with a key customer. Service revenue increased due to growth in personalized healthcare solutions and parts manufacturing revenue.

Gross profit
For the three months ended June 30, 2025, Healthcare Solutions gross profit decreased $2.1 million, or 9.2%, compared to the three months ended June 30, 2024. The decrease in gross profit was primarily due to lower sales volumes.
For the six months ended June 30, 2025, Healthcare Solutions gross profit decreased $3.0 million, or 7.6%, compared to the six months ended June 30, 2024. The decrease in gross profit was primarily due to lower sales volumes.

Industrial Solutions

Revenue
For the three months ended June 30, 2025, Industrial Solutions revenue decreased $14.5 million, or 22.6%, compared to the three months ended June 30, 2024. The decrease in revenue related to lower product, materials, and service revenue of $9.6 million, $2.2 million, and $2.7 million, respectively. The decline in product revenue was driven by lower materials sales to customers in the service bureaus and jewelry markets and the impact of the Geomagic divestiture which was partially offset by increased sales in the aerospace and defense market. The decline in service revenue was primarily due to the impact of the Geomagic divestiture.
For the six months ended June 30, 2025, Industrial Solutions revenue decreased $18.8 million, or 15.4%, compared to the six months ended June 30, 2024. The decrease in revenue related to lower product, materials and service revenue of $9.5 million, $5.5 million, and $ 3.8 million, respectively. The decline in product revenue was driven by lower materials sales to customers in the service bureaus and jewelry markets and the impact of the Geomagic divestiture which was partially offset by increased sales in the aerospace and defense market. The decline in service revenue was primarily due to the impact of the Geomagic divestiture.

Gross profit
For the three months ended June 30, 2025, Industrial Solutions gross profit decreased $8.9 million, or 36.1%, compared to the three months ended June 30, 2024. The decrease in gross profit was primarily due to the impact of the Geomagic divestiture, unfavorable price and mix, and lower sales volumes.
For the six months ended June 30, 2025, Industrial Solutions gross profit decreased $16.2 million, or 33.3%, compared to the six months ended June 30, 2024. The decrease in gross profit was primarily due to unfavorable price and mix, the impact of the Geomagic divestiture, and lower sales volumes.

Non-operating income (expense)
The following table sets forth the components of non-operating income:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	Change	June 30, 2025	June 30, 2024	Change
Foreign exchange gain (loss), net	$(1,591)	$(723)	$(868)	$(452)	$1,186	$(1,638)
Interest income	1,717	1,452	265	2,670	4,250	(1,580)
Interest expense	(697)	(624)	(73)	(1,278)	(1,338)	60
Gain on disposition	125,681	—	125,681	125,681	—	125,681
Other income, net	7,020	384	6,636	6,860	21,770	(14,910)
Total non-operating income	$132,130	$489	$131,641	$133,481	$25,868	$107,613

Foreign exchange gain, net
Foreign exchange gain, net decreased by $0.9 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to realized and unrealized gains related to our foreign operations.
Foreign exchange gain, net decreased by $1.6 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to realized and unrealized gains related to our foreign operations.

Interest income
Interest income increased $0.3 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, due to the Company's higher average cash and cash equivalent balances in the quarter due to the proceeds received from the Geomagic divestiture on April 1, 2025.
Interest income decreased $1.6 million for the six months ended June 30, 2025 as compared to the three months ended June 30, 2024, due to the Company's lower cash and cash equivalent balances.
Interest expense

Interest expense increased $0.1 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, due to interest expense related to the 2030 Notes.
Interest expense decreased $0.1 million for the six months ended June 30, 2025 as compared to the three months ended June 30, 2024, due to lower debt issuance cost amortization on lower debt balances resulting from the repurchase of debt in the prior year.
Gain on disposition
Gain on disposition, increased $125.7 million for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, due the sale of Geomagic.

Other income, net
Other income, net, increased $6.6 million for the three months June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a gain on the repurchase of debt in the three months ended June 30, 2025.
Other income, net, decreased $14.9 million for the six months June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a higher gain on the repurchase of debt in the six months ended June 30, 2024.

Income Taxes
For the three and six months ended June 30, 2025, the Company’s effective tax rate was 9.4% and 14.4%, respectively. The differences between the U.S. statutory tax rate and the effective tax rates for the three and six months ended June 30, 2025 were primarily driven by the recognition of a full deferred tax asset valuation allowance in various jurisdictions and a gain recognized in connection with the divestiture of Geomagic.
For the three and six months ended June 30, 2024, the Company’s effective tax rate was (1.8)% and (4.6)%, respectively. The differences between the U.S. statutory tax rate and the effective tax rates for the three and six months ended June 20, 2024 were primarily driven by the recognition of a full deferred tax asset valuation allowance in various jurisdictions.

Liquidity and Capital Resources

The following table sets forth the Company's operating working capital at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024	Change
(in thousands)			$	%
Cash and cash equivalents	$116,358	$171,324	$(54,966)	(32.1)%
Accounts receivable, net	97,113	101,471	(4,358)	(4.3)%
Inventories	132,897	118,530	14,367	12.1%
	346,368	391,325	(44,957)	(11.5)%
Less:
Current operating lease liabilities	11,909	9,514	2,395	25.2%
Accounts payable	36,362	41,833	(5,471)	(13.1)%
Accrued and other liabilities	53,641	45,488	8,153	17.9%
	101,912	96,835	5,077	5.2%
Operating working capital	$244,456	$294,490	$(50,034)	(17.0)%

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
At June 30, 2025, cash and cash equivalents totaled $116.4 million and decreased $55.0 million since December 31, 2024. This decrease resulted primarily from cash used in operations of $59.6 million, capital expenditures of $5.7 million, and cash used in financing activities of $97.3 million which was partially offset by proceeds from the sale of Geomagic of $119.4 million.
Cash held outside the U.S. at June 30, 2025 was $56.9 million, or 48.9% of total cash and cash equivalents, compared to $63.8 million, or 37.3% of total cash and cash equivalents, at December 31, 2024. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. (e.g., via dividends) would not incur significant federal and state taxes. However, these dividends would be subject to foreign withholding taxes that are estimated to result in the Company incurring tax costs in excess of the cost to obtain cash through other means. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash Flow” discussion below.

Cash Flow

The Company currently funds its operations, including working capital and capital expenditures, and acquisitions through cash on hand, cash equivalents, and financing activities as necessary. While challenging macroeconomic conditions, both in general and specific to the 3D printing industry, have had an impact on our financial performance and cash flows, we expect that cash, cash equivalents, and other sources of liquidity, such as issuing equity, equity-linked, and/or debt securities, subject to market conditions, will be available and sufficient to meet our anticipated cash requirements. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	Dollar Change
Cash flow used in operating activities	$(59,630)	$(36,308)	$(23,322)
Cash flow provided by (used in) investing activities	112,931	(9,505)	122,436
Cash flow used in financing activities	(97,340)	(90,380)	(6,960)

Operating Activities
Cash flows used in operating activities were $59.6 million during the six months ended June 30, 2025, an increase of $23.3 million, as compared to the six months ended June 30, 2024. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Year-over-year decrease of $49.2 million in operating cash flows from net earnings, net of non-cash items due to unfavorable business performance and restructuring actions.

•The aggregate changes in trade accounts receivable, inventory, and trade accounts payable used $9.9 million of cash during the six months ended June 30, 2025 as compared to using $4.5 million during the prior year comparable period. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.

•The aggregate change in prepaid expenses, other assets, accrued expenses, and other liabilities used $0.6 million in the six months ended June 30, 2025 as compared to using $9.5 million in the prior year comparable period. The year-over-year changes were driven by the timing of accruals and payments and tax-related amounts.

Investing Activities
Net cash provided by investing activities was $112.9 million during the six months ended June 30, 2025, an increase of $122.4 million, as compared to the six months ended June 30, 2024, driven primarily by proceeds from the sale of the Geomagic business.

Financing Activities
Net cash used in financing activities was $97.3 million during the six months ended June 30, 2025, an increase of $7.0 million, as compared to the six months ended June 30, 2024, driven primarily by net repayments of long-term debt of $81.4 million and stock repurchases of $15.0 million.

Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:

Indebtedness
Convertible senior secured notes due 2030
Pursuant to an indenture dated June 23, 2025 (the "2030 Indenture"), the Company issued $92.0 million aggregate principal amount of 5.875% convertible senior secured notes due 2030 (the "2030 Notes") in a private placement to a limited number of qualified institutional buyers. The net proceeds from the 2030 Notes, along with $78.0 million of cash on hand, were used to repurchase an aggregate principal amount of $179.7 million of the Company's outstanding 0% convertible senior notes due 2026 (the “2026 Notes”).

The 2030 Notes are senior secured obligations, guaranteed by certain U.S. subsidiaries of the Company (the "Note Parties"), and bear interest semiannually at a rate of 5.875%, payable on June 15 and December 15 of each year, beginning December 15, 2025. The 2030 Notes are secured on a first-priority basis by substantially all assets of Note Parties, subject to certain exceptions (including with respect to the intellectual property of Note Parties; provided that, certain breaches by the Company or any of its subsidiaries of the limitation on liens covenant in the 2030 Indenture with respect to liens on its intellectual property will cause the 2030 Notes to automatically become secured by a prior security interest in all the intellectual property of the Note Parties). The 2030 Indenture also includes certain financial covenants, including a requirement for the Note Parties to maintain certain minimum cash, accounts receivable and inventory balances each quarter. As of the last day of each fiscal quarter, the Note Parties must maintain at least $40.0 million in qualified cash; maintain a combined minimum of $75.0 million in accounts receivable and inventory; and maintain at least $16.8 million in restricted cash until the remaining balance are paid.
The initial conversion rate was 445.6328 shares per $1,000 principal amount, equivalent to a conversion price of approximately $2.24 per share, which reflected a 20% premium over the $1.87 closing price of the Company’s common stock on June 17, 2025. The 2030 Notes are set to mature on June 15, 2030, unless earlier converted, redeemed, or repurchased. The 2030 Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the election of the Company.
Holders of the 2030 Notes have a one-time put right on June 23, 2028, to require the Company to repurchase all or a portion of their 2030 Notes for cash at 100% of the principal amount, plus accrued and unpaid interest. Additionally, upon a fundamental change (as defined in the 2030 Indenture), holders may require repurchase on the same terms. The Company is required to increase the conversion rate for holders who convert in connection with certain fundamental changes or in connection with a redemption.
On or after June 23, 2028 and prior to the 41st scheduled trading day immediately preceding the maturity date, the 2030 Notes will be redeemable, in whole or in part, at the Company's option, for cash, provided that the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for a specified period, as described in the 2030 Indenture.
Convertible senior notes due 2026
The 2026 Notes were issued pursuant to an indenture dated November 16, 2021 (the “2026 Indenture”) between the Company and The Bank of New York Mellon, N.A., as trustee (the “Trustee”), in an initial aggregate principal amount of $460.0 million. Although the 2026 Notes do not bear regular interest and their principal does not accrete, they have an annual effective interest rate of 0.594%, reflecting original issue discounts, commissions, and offering expenses. The 2026 Notes had an initial conversion rate of 27.8364 shares of common stock per $1 principal amount of Notes (which is subject to adjustment in certain circumstances). This is equivalent to an initial conversion price of approximately $35.92 per share. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the Indenture. The 2026 Notes are scheduled to mature on November 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with their terms.
Prior to August 15, 2026, the 2026 Notes will only be convertible upon the occurrence of certain events and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
The 2026 Notes are redeemable, in whole or in part, for cash at the Company’s option at any time, and from time to time, on or after November 20, 2024 and before the 41st scheduled trading day immediately preceding the maturity date, but only if the last reported sale price per share of the Company's common stock has been at least 130% of the conversion price then in effect for a specified period of time.
At June 30, 2025, we had $126.7 million of outstanding long-term debt, comprising $34.7 million of 2026 Notes and $92.0 million of 2030 Notes. . Management may consider pursuing additional long-term financing if it is appropriate in light of cash requirements for operations or strategic opportunities, which could result in higher financing costs.

Purchase Commitments
We have purchase commitments under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. The Company has certain purchase commitments under agreements with remaining terms in excess of a year, which primarily relate to printer assemblies, inventory, capital expenditures, and software licenses. As of June 30, 2025, such purchase commitments totaled $19.8 million, with approximately $10.3 million, expected to be due within the next twelve months.

Leases
The Company had operating and financing lease obligations (inclusive of interest) of $95.2 million at June 30, 2025, primarily related to real estate and equipment leases, of which, approximately $18.3 million in payments are expected over the next twelve months.

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

Goodwill

Goodwill represents the amount by which the purchase price paid to consummate a business combination exceeds the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in the business combination. Goodwill is required to be assigned to a reporting unit for purposes of subsequent measurement and, as of June 30, 2025 and December 31, 2024, all of our reported goodwill was assigned to our Healthcare reporting unit.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of market risks at December 31, 2024, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2024 Annual Report on Form 10-K. During the six months ended June 30, 2025, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to the material weaknesses discussed in our 2024 Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
We are in the process of implementing certain changes to our internal controls to remediate the material weaknesses described in our 2024 Annual Report on Form 10-K. Related to these efforts was the development of a remediation plan to specifically address processes and activities intended to rectify the issues identified as part of the material weaknesses. These plans include, but are not limited to, increased training, enhanced documentation associated with existing policies, and talent enhancements designed to specifically address the identified weaknesses. Aside from these activities, the results of which continue to be evaluated, there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

The information relating to legal proceedings set forth under the header “Litigation” in Note 12 to the condensed consolidated financial statements as of and for the three months ended June 30, 2025 included in this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Information regarding risk factors appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward Looking Statements," in Part I - Item 2 of this Form 10-Q in "Risk Factors" in Part I - Item 1A of our 2024 Annual Report on Form 10-K and “Risk Factors” in Part II – Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. There were no material changes during the three months ended June 30, 2025 to the risk factors reported in our 2024 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities and Issuer Purchases of Equity Securities

Issuances of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended June 30, 2025:

	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)
April 1, 2025 - April 30, 2025	154,194	$2.03
May 1, 2025 - May 31, 2025	2,387	1.69
June 1, 2025 - June 30, 2025 (c)	8,001,631	1.87
Total	8,158,212	$1.87
a.Represents shares of common stock surrendered to us for payment of tax withholding obligations in connection with the vesting of restricted stock awards and units.
b.The average price paid reflects the average market value of shares withheld for tax purposes.
c.On June 24, 2025, 3D Systems completed a series of strategic transactions that included the repurchase of 8.0 million shares of its common stock in a series of privately negotiated transaction with purchasers of the 2026 Notes, at a price of $1.87 per share.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

Item 5(a) Other Information

Rejection of Contingent Resignation Tendered by Independent Director and Audit Committee Chair
As reported in the Company’s Current Report on Form 8-K, dated May 20, 2025, Ms. Drayton’s nomination for re-election to our Board of Directors received less than a majority of the votes cast at our 2025 annual meeting of stockholders held on May 16, 2025. As contemplated by our Corporate Governance Guidelines, our Compliance, Corporate Governance, and Sustainability Committee (“CCGS Committee”) considered the contingent resignation tendered by Ms. Drayton and recommended to the Board that it reject Ms. Drayton’s resignation. Based upon the recommendation of our CCGS Committee and its independent review, our Board determined that the acceptance of Ms. Drayton’s resignation would not be in the best interests of the Company and its stockholders due to Ms. Drayton’s ongoing leadership in key strategic initiatives, including as Audit Committee chair overseeing the Corporation’s ongoing remediation plans to remediate the material weaknesses in the Corporation’s internal control over financial reporting. Our Board further determined that: (i) the “against” vote was not related to her personal actions or lack thereof, but instead due to her position as Audit chair; (ii) ISS and Glass Lewis recommended against Ms. Drayton because of 3D Systems’ material weaknesses and ineffective ICFR since 2020; and (iii) Ms. Drayton only became Audit chair in 2024. In making this determination, our Board also considered Ms. Drayton’s extensive qualifications and financial expertise, her independence, and her past contributions to the Board and its Committees. Accordingly, our Board rejected the resignation tendered by Ms. Drayton. She will continue to serve as a member of our Board of Directors until her successor is duly elected and qualified or until her earlier resignation or removal.

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

4.3	Form of 0% Convertible Notes due 2026 (included in Exhibit 4.2). (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on November 17, 2021.)
4.4
Indenture, dated June 23, 2025, among 3D Systems Corporation, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 24, 2025.)

4.5	Form of 5.875% Convertible Senior Note due 2030 (included in Exhibit 4.4). (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 24, 2025.)
31.1†	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because the its XBRL tags are embedded within the Inline XBRL document
101.SCH†	Inline XBRL Taxonomy Extension Scheme Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
† Exhibits filed herein. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D SYSTEMS CORPORATION:

Date: August 11, 2025	By	/s/ Jeffrey D. Creech
Jeffrey D. Creech
Executive Vice President, Chief Financial Officer