Form 10-Q
period 2025-09-30
3D SYSTEMS CORP
filed 2025-11-04
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Shares of Common Stock, par value $0.001 per share, outstanding as of October 29, 2025: 128,738,014.

3D SYSTEMS CORPORATION

Table of Content

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
3D SYSTEMS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par value)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$95,542	$171,324
Accounts receivable, net of reserves — $3,072 and $2,433	88,074	101,471
Inventories	132,469	118,530
Prepaid expenses and other current assets	43,582	34,329
Assets held for sale	1,561	3,176
Total current assets	361,228	428,830
Property and equipment, net	52,168	51,044
Intangible assets, net	16,673	18,020
Goodwill	15,573	14,879
Operating lease right-of-use assets	47,798	50,715
Finance lease right-of-use assets	8,119	8,726
Long-term deferred income tax assets	3,217	2,063
Other assets	49,773	34,569
Total assets	$554,549	$608,846
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities:
Current operating lease liabilities	$11,789	$9,514
Accounts payable	39,182	41,833
Accrued and other liabilities	48,521	45,488
Customer deposits	2,241	4,712
Deferred revenue	25,540	27,298
Liabilities held for sale	5,077	10,251
Total current liabilities	132,350	139,096
Long-term debt, net of deferred financing costs	122,600	211,995
Long-term operating lease liabilities	47,428	52,527
Long-term deferred income tax liabilities	3,280	2,076
Other liabilities	25,599	25,001
Total liabilities	331,257	430,695
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	2,192	1,958
Stockholders’ equity:
Common stock, $0.001 par value, authorized 220,000 shares; shares issued 128,245 and 135,510 as of September 30, 2025 and December 31, 2024, respectively	128	136
Additional paid-in capital	1,579,809	1,593,366
Accumulated deficit	(1,312,846)	(1,362,243)
Accumulated other comprehensive loss	(45,991)	(55,066)
Total stockholders’ equity	221,100	176,193
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$554,549	$608,846

See accompanying notes to condensed consolidated financial statements.

Table of Content
3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue:
Products	$52,311	$72,968	$160,835	$208,752
Services	38,938	39,972	119,792	120,345
Total revenue	91,249	112,940	280,627	329,097
Cost of sales:
Products	36,109	47,533	105,748	129,571
Services	25,709	23,694	76,609	69,793
Total cost of sales	61,818	71,227	182,357	199,364
Gross profit	29,431	41,713	98,270	129,733
Operating expenses:
Selling, general and administrative	34,716	57,974	118,624	166,772
Research and development	16,025	20,764	53,069	66,260
Asset impairment charges	—	143,733	—	143,733
Total operating expenses	50,741	222,471	171,693	376,765
Loss from operations	(21,310)	(180,758)	(73,423)	(247,032)
Non-operating income (loss):
Foreign exchange gain (loss), net	2,623	(1,960)	2,171	(774)
Interest income	784	1,550	3,454	5,800
Interest expense	(1,924)	(606)	(3,202)	(1,944)
Gain on disposition	—	—	125,681	—
Other income (loss), net	475	(51)	7,335	21,719
Total non-operating income (loss)	1,958	(1,067)	135,439	24,801
Net (loss) income before income taxes	(19,352)	(181,825)	62,016	(222,231)
Benefit (provision) for income taxes	2,630	4,343	(9,059)	2,496
Loss on equity method investments, net of income taxes	(1,331)	(1,254)	(3,560)	(2,403)
Net (loss) income before redeemable non-controlling interest	(18,053)	(178,736)	49,397	(222,138)
Less: net loss attributable to redeemable non-controlling interest	—	(109)	—	(252)
Net (loss) income attributable to 3D Systems Corporation	$(18,053)	$(178,627)	$49,397	$(221,886)

Net (loss) income per common share:
Basic	$(0.14)	$(1.35)	$0.38	$(1.69)
Diluted	$(0.14)	$(1.35)	$0.29	$(1.69)

Weighted average shares outstanding:
Basic	125,273	132,235	129,979	131,621
Diluted	125,273	132,235	178,397	131,621

See accompanying notes to condensed consolidated financial statements.

Table of Content
3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Month Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net (loss) income before redeemable non-controlling interest	$(18,053)	$(178,736)	$49,397	$(222,138)
Other comprehensive income (loss), net of taxes:
Pension plan adjustments	—	13	20	4
Foreign currency translation	(3,066)	10,150	9,055	1,768
Total other comprehensive (loss) income, net of taxes:	(3,066)	10,163	9,075	1,772
Total comprehensive (loss) income, net of taxes	(21,119)	(168,573)	58,472	(220,366)
Less: comprehensive loss attributable to redeemable non-controlling interest	—	(109)	—	(252)
Comprehensive (loss) income attributable to 3D Systems Corporation	$(21,119)	$(168,464)	$58,472	$(220,114)

See accompanying notes to condensed consolidated financial statements.

Table of Content
3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024
OPERATING ACTIVITIES
Net income (loss) before redeemable non-controlling interest	$49,397	$(222,138)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	16,280	27,774
Accretion of debt discount	993	1,063
Stock-based compensation	1,805	17,339
Non-cash operating lease expense	7,382	7,370
Provision for inventory obsolescence	5,158	10,332
Provision for bad debts	1,458	148
(Gain) loss on the disposition of businesses, property, equipment and other assets	(126,251)	1,649
Gain on debt extinguishment	(8,203)	(21,518)
Provision (benefit) for deferred income taxes and reserve adjustments	(1,154)	451
Loss on equity method investment, net of taxes	3,560	2,403
Asset impairment charges	—	143,733
Changes in operating accounts:
Accounts receivable	18,288	2,594
Inventories	(15,474)	5,972
Prepaid expenses and other current assets	(6,422)	6,831
Accounts payable	(4,844)	(7,201)
Deferred revenue and customer deposits	(809)	4,533
Accrued and other liabilities	(2,645)	(9,843)
All other operating activities	(11,650)	(8,601)
Net cash used in operating activities	(73,131)	(37,109)
INVESTING ACTIVITIES
Purchases of property and equipment	(7,995)	(10,798)
Proceeds from sale of assets and businesses, net of cash sold	119,400	96
Acquisitions and other investments, net of cash acquired	(3,400)	(2,450)
Other investing activities	271	—
Net cash provided by (used in) investing activities	108,276	(13,152)
FINANCING ACTIVITIES
Proceeds from borrowings	92,030	—
Debt issuance costs	(3,425)	—
Repayment of borrowings and long-term debt	(169,987)	(87,218)
Stock repurchases	(14,960)	—
Taxes paid related to net-share settlement of equity awards	(830)	(2,526)
Other financing activities	(1,168)	(1,003)
Net cash used in financing activities	(98,340)	(90,747)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,553	(530)
Net decrease in cash, cash equivalents and restricted cash	(58,642)	(141,538)
Cash, cash equivalents and restricted cash at the beginning of the year	172,881	333,111
Cash, cash equivalents and restricted cash at the end of the period	$114,239	$191,573

Balances per Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$95,542	$190,005
Restricted cash included in prepaid expenses and other current assets	126	122
Restricted cash included in other assets (a)	18,571	1,446
Total cash, cash equivalents and restricted cash	$114,239	$191,573
Continued on next page

See accompanying notes to condensed consolidated financial statements.

Table of Content
3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	Nine Months Ended
Supplemental cash flow information	September 30, 2025	September 30, 2024
Lease assets obtained in exchange for new lease liabilities	$3,155	$1,955
Cash interest payments	715	766
Cash income tax payments, net	3,820	4,580
Transfer of equipment from inventory to property and equipment, net (b)	3,199	1,655
Exchange of assets for investment	1,016	—
(a)The balance in restricted cash as of September 30, 2025 includes (1) $16.8 million of restricted cash as required by the indenture for the Convertible senior secured notes due 2030 and (2) guarantees in the form of a standby letter of credit as security for a long-term real estate lease. The balance in restricted cash as of September 30, 2024 primarily relates to guarantees in the form of a standby letter of credit as security for a long-term real estate lease. Refer to Note 6 and Note 12 for further information.
(b) Inventory is transferred to property and equipment at cost when we require additional machines for training or demonstration or for placement into on demand manufacturing services locations.

See accompanying notes to condensed consolidated financial statements.

Table of Content
3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance, December 31, 2024	135,510	$136	$1,593,366	$(1,362,243)	$(55,066)	$176,193
Shares issued, vested and canceled under equity incentive plans	(53)	(1)	—	—	—	(1)
Shares withheld related to net-share settlement of equity awards	(96)	—	(285)	—	—	(285)
Stock-based compensation expense	—	—	3,666	—	—	3,666
Net loss attributable to 3D Systems Corp.	—	—	—	(36,986)	—	(36,986)
Pension plan adjustment	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	3,046	3,046
Balance, March 31, 2025	135,361	135	1,596,747	(1,399,229)	(52,014)	145,639
Shares issued, vested and canceled under equity incentive plans	784	1	—	—	—	1
Shares withheld related to net-share settlement of equity awards	(158)	—	(320)	—	—	(320)
Stock-based compensation expense	—	—	(2,507)	—	—	(2,507)
Net income attributable to 3D Systems Corp.	—	—	—	104,436	—	104,436
Pension plan adjustment	—	—	—	—	14	14
Repurchase and retirements of common stock	(8,000)	(8)	(14,952)			(14,960)
Foreign currency translation adjustment	—	—	(132)	—	9,075	8,943
Balance, June 30, 2025	127,987	128	1,578,836	(1,294,793)	(42,925)	241,246
Shares issued, vested and canceled under equity incentive plans	365	—	—	—	—	—
Shares withheld related to net-share settlement of equity awards	(107)	—	(225)	—	—	(225)
Stock-based compensation expense	—	—	1,198	—	—	1,198
Net loss attributable to 3D Systems Corp.	—	—	—	(18,053)	—	(18,053)
Foreign currency translation adjustment	—	—	—	—	(3,066)	(3,066)
Balance, September 30, 2025	128,245	$128	$1,579,809	$(1,312,846)	$(45,991)	$221,100

See accompanying notes to condensed consolidated financial statements.
3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Stockholders' Equity (continued)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance, December 31, 2023	133,619	$134	$1,577,519	$(1,106,650)	$(44,250)	$426,753
Shares issued, vested and canceled under equity incentive plans	534	—	—	—	—	—
Shares withheld related to net-share settlement of equity awards	(350)	—	(1,710)	—	—	(1,710)
Stock-based compensation expense	—	—	6,591	—	—	6,591
Net loss attributable to 3D Systems Corp.	—	—	—	(16,001)	—	(16,001)
Pension plan adjustment	—	—	—	—	(7)	(7)
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(75)	—	—	(75)
Foreign currency translation adjustment	—	—	—	—	(7,186)	(7,186)
Balance, March 31, 2024	133,803	134	1,582,325	(1,122,651)	(51,443)	408,365
Shares issued, vested and canceled under equity incentive plans	8	—	—	—	—	—
Shares withheld related to net-share settlement of equity awards	(224)	—	(793)	—	—	(793)
Stock-based compensation expense	—	—	2,711	—	—	2,711
Net loss attributable to 3D Systems Corp.	—	—	—	(27,258)	—	(27,258)
Pension plan adjustment	—	—	—	—	(2)	(2)
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(98)	—	—	(98)
Foreign currency translation adjustment	—	—	—	—	(1,196)	(1,196)
Balance, June 30, 2024	133,587	134	1,584,145	(1,149,909)	(52,641)	381,729
Shares issued, vested and canceled under equity incentive plans	1,248	1	—	—	—	1
Shares withheld related to net-share settlement of equity awards	(9)	—	(23)	—	—	(23)
Stock-based compensation expense	—	—	4,952	—	—	4,952
Net loss attributable to 3D Systems Corp.	—	—	—	(178,627)	—	(178,627)
Pension plan adjustment	—	—	—	—	13	13
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(163)	—	—	(163)
Foreign currency translation adjustment	—	—	—	—	10,150	10,150
Balance, September 30, 2024	134,826	$135	$1,588,911	$(1,328,536)	$(42,478)	$218,032

See accompanying notes to condensed consolidated financial statements.

Table of Content
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
Our annual reporting period is the calendar year. The Company's results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year.

Summary of Significant Accounting Policies
There have been no significant changes to our accounting policies since those disclosed in the Company's 2024 Annual Report on Form 10-K.
Finance Leases
As of September 30, 2025 and December 31, 2024, short-term finance lease obligations of $1.6 million and $1.5 million, respectively, are included in Accrued and other liabilities, and long-term finance lease obligations of $9.8 million and $10.5 million, respectively, are included in Other liabilities on our Condensed Consolidated Balance Sheets.

Amortization of Intangible Assets
Amortization expense related to our intangible assets with finite lives was $0.5 million and $1.7 million for the three and nine months ended September 30, 2025, respectively, and $7.9 million and $12.1 million for the three and nine months ended September 30, 2024, respectively.
Goodwill
For the three and nine months ended September 30, 2025, there were no impairment charges related to goodwill.
During the second quarter of 2025, management identified a triggering event for the Healthcare reporting unit resulting from macroeconomic uncertainties, updates to strategic plans and restructuring initiatives, and a decline in the Company’s stock price. Accordingly, an interim goodwill impairment assessment was performed. Based on the results of the quantitative test, no impairment was identified, as the estimated fair value of the reporting unit exceeded its carrying value.

Table of Content
The fair value of the reporting unit was determined using a combination of income and market approaches. The income approach was based on discounted cash flow projections, while the market approach utilized information from comparable companies. Significant assumptions included projected revenue growth rates and a discount rate of 26.2%, derived from the Company’s weighted average cost of capital, reflecting market, industry, and risk factors. This assessment represents a Level 3 measurement due to the use of unobservable inputs and significant management judgment.

Although no impairment was identified during the interim test, future changes in operating results, cash flows, share price, market capitalization, or discount rates could adversely affect the implied fair value of goodwill and may result in future impairment charges.

For the three and nine months ended September 30, 2024, the Company recognized a goodwill impairment charge of $101.4 million related to the Healthcare Solutions reporting unit. This charge resulted from an interim impairment test, which indicated the reporting unit's carrying value exceeded its fair value due to revised long-range cash flow forecasts prepared during the Company’s annual planning process. The impairment is included in “Asset impairment charges” in the Condensed Consolidated Statements of Operations.
Long-Lived Asset Impairments
For the three and nine months ended September 30, 2025, there were no impairment charges related to long-lived assets.
For the three and nine ended September 30, 2024, the Company recorded an aggregate impairment charge of $42.3 million, within "Asset impairment charges" on our Condensed Consolidated Statements of Operations, as a result of concluding that the carrying value of the primary asset group underlying the Company's core operations exceeded the fair value of the asset group as of September 30, 2024. Of this amount, $31.2 million was allocated to intangible assets, resulting in reductions to the carrying values of customer relationships of $0.3 million, acquired technology of $23.2 million, and trade names of $7.7 million. An additional $5.9 million of the impairment charge related to property and equipment. The remaining $5.2 million impairment charge was allocated to right-of-use assets and reduced the carrying values of our operating lease right-of-use assets by $2.7 million and finance lease right-of-use assets by $2.5 million. The Company estimated the fair values of the intangible assets and right-of-use assets included in the asset group using the income approach and estimated the fair value of the property and equipment included in the asset group using the cost approach. The estimation of the fair values of all classes of long-lived assets to which the impairment charge has been allocated required the application of Level 3 valuation inputs (as defined in Note 13).

Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, while permitted to be adopted on a retrospective basis. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. Upon adoption, this ASU is expected to result in the inclusion of additional tax-related disclosures in the footnotes to our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The amendments in this ASU require public entities to provide disaggregated disclosure of expenses included within relevant income statement expense captions, as well as additional disclosures about selling expenses. This update is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently in the process of evaluating the effects of this ASU on our consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." The ASU introduces a practical expedient that allows entities to assume that current conditions as of the balance sheet date will remain unchanged over the remaining life of eligible accounts receivable and contract assets. Under this expedient, entities are not required to forecast future changes in conditions for these assets; however, they must continue to consider customer-specific information and any known or expected deviations from current conditions. This update is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the effects of this ASU on our consolidated financial statements.

Table of Content
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." The ASU revises the accounting and disclosure requirements for internally developed software, including moving website development guidance from ASC 350-50 to ASC 350-40, eliminating the use of development stages, and introducing new capitalization criteria based on (1) management’s authorization and funding commitment, and (2) the probability of project completion and intended functionality. It also includes guidance for assessing significant development uncertainty. This update is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effects of this ASU on our consolidated financial statements.

NOTE 2 - REVENUES
Contract Assets
In certain circumstances, contract assets are recorded to include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customers, and right to payment is subject to contractual performance obligations rather than subject only to the passage of time. Contract assets were $0.2 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively, and are included in Accounts receivable, net on the accompanying Condensed Consolidated Balance Sheets.
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
Our contract liabilities consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Deferred revenue, current and customer deposits	$27,781	$32,010
Deferred revenue, noncurrent	3,989	2,259
Total contract liabilities	$31,770	$34,269
During the three and nine months ended September 30, 2025, the Company recognized $5.1 million and $30.2 million, respectively, of revenue related to the Company's contract liabilities at December 31, 2024. The change in contract liabilities from December 31, 2024 to September 30, 2025 was primarily due to the timing of cash receipts and sales of extended service contracts.
Collaborative Arrangements
The Company enters into collaborative arrangements with customers that provide for cost reimbursement of certain expenses and potential milestone payments.
The Company recognized $0.8 million and $7.2 million in product revenue, and $2.3 million and $6.1 million in product cost of sales, related to collaborative arrangements during the three and nine months ended September 30, 2025, respectively. For the three months ended September 30, 2025, product revenue was lower than the associated cost of sales due to a revision of the transaction price for a specific collaborative agreement, which negatively impacted contract profitability.
For the three and nine months ended September 30, 2024, the Company recognized $2.0 million and $5.8 million in product revenue and $1.4 million and $4.8 million in product cost of sales, respectively, related to collaborative arrangements.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied as of the end of the period. As of September 30, 2025, the Company had $6.7 million of remaining performance obligations, primarily related to maintenance and service contracts, post-sale support and extended warranties. We expect approximately 96% to be recognized as revenue within the next two years, and the remaining thereafter. We have excluded performance obligations with an original expected duration of one year or less.

Table of Content
Revenue Concentration
Revenue, disaggregated by the geographic region in which a sale originated, was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Americas	$52,239	$66,500	$159,491	$193,285
EMEA	32,592	36,864	99,167	108,300
APAC	6,418	9,576	21,969	27,512
Total	$91,249	$112,940	$280,627	$329,097

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
United States (included within Americas)	$51,855	$65,471	$157,386	$190,796
Germany (included within EMEA)	13,377	17,808	43,239	49,353

For the three and nine months ended September 30, 2025, one customer accounted for 11.2% and 10.9% of our consolidated revenue, respectively. For the three and nine months ended September 30, 2024, one customer accounted for 19.9% and 17.4% of our consolidated revenue, respectively. We expect to maintain our relationship with this customer.

NOTE 3 - INVENTORIES

(in thousands)	September 30, 2025	December 31, 2024
Raw materials	$47,793	$43,138
Work in process	1,772	3,481
Finished goods and parts	82,904	71,911
Total inventories	$132,469	$118,530

NOTE 4 - DIVESTITURES

In September 2025, the Company entered into a definitive agreement for the sale of its 3DXpert and Oqton businesses to Hubb Global Holdings, LLC for $3.5 million plus a revenue-based royalty of up to $12.9 million. 3DXpert and Oqton are included in our Industrial Solutions segment.
On October 31, 2025, the Company completed the sale of the 3DXpert and Oqton businesses, subject to customary adjustments.
The Company determined that the associated assets and liabilities met the held for sale criteria during September 2025, with approval by the Company's Board of Directors and the signing of the purchase agreement. Accordingly, the Company classified $1.6 million of assets and $5.1 million of liabilities as held for sale in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2025. No loss was recognized to measure the disposal group at the lower of its carrying value or fair value less costs to sell. The disposal group has not been classified as a discontinued operation in the accompanying condensed consolidated financial statements, as the sale of 3DXpert and Oqton does not constitute a strategic shift that would have a major effect on the Company’s operations.

Table of Content
The following table summarizes the assets and liabilities of 3DXpert and Oqton that have been classified as held for sale at September 30, 2025:

(in thousands)	September 30, 2025
Assets
Prepaid expenses and other current assets	$294
Total current assets held for sale	294
Property and equipment, net	77
Intangible assets, net	3
Other assets	1,187
Total assets held for sale	$1,561
Liabilities
Accounts payable	$149
Accrued and other liabilities	529
Customer deposits	50
Deferred revenue	2,941
Total current liabilities held for sale	3,669
Other liabilities	1,408
Total liabilities held for sale	$5,077

In December 2024, the Company entered into a definitive agreement with Hexagon AB for the sale of its Geomagic software business ("Geomagic"), which was included in our Industrial Solutions segment. On April 1, 2025, the Company completed the sale of Geomagic and received $119.4 million in cash, which reflected applicable purchase price adjustments under the Asset Purchase Agreement and Business Transfer Agreement. The Company recorded a pre-tax gain of $125.7 million from the sale of Geomagic in the nine months ended September 30, 2025.
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

Table of Content
NOTE 5 - INVESTMENTS AND NOTE RECEIVABLE

The Company holds various equity investments, which are recorded in Other assets on our Condensed Consolidated Balance Sheets. The following table summarizes our investment balances:

(in thousands)	September 30, 2025	December 31, 2024
Equity investments under the equity method of accounting	$2,031	$5,051
Equity investments without readily determinable fair values	21,712	20,696
Total equity investments	$23,743	$25,747

During the second quarter of 2025, the Company purchased additional shares of an equity method investment in Enhatch Inc. ("Enhatch") for $0.9 million. As of September 30, 2025, the Company owns approximately 79% of Enhatch's outstanding common stock and approximately 46% of Enhatch's outstanding voting stock.

During the second quarter of 2025, the Company entered into an agreement with GenesisTissue Inc. ("GenesisTissue") to obtain shares of common stock in exchange for the sale of certain assets. As of September 30, 2025, the Company owns approximately 8% of GenesisTissue's outstanding common stock. The Company has accounted for its investment in GenesisTissue on a cost basis, subject to assessment for impairment, as (1) the fair value of GenesisTissue's equity is not readily determinable and (2) the investment is not subject to the equity method of accounting due to the Company's lack of significant influence. The carrying value of the equity investment without a readily determinable fair value is $1.0 million as of September 30, 2025.
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
In December 2024, the Company entered into a short-term, non-interest bearing loan agreement with NAMI whereby NAMI borrowed $2.0 million to finance its working capital and capital expenditures requirements. The loan originally matured on June 30, 2025. During the quarter ended September 30, 2025, the parties amended the loan agreement to extend the maturity date to June 30, 2026, and increase the total related party note receivable to $4.4 million.
The loan is recorded at cost, which approximates fair value as of September 30, 2025. The carrying value of the related party note receivable was $4.4 million and $2.0 million as of September 30, 2025 and December 31, 2024, respectively. The note receivable is reported in Prepaid expenses and other current assets, on our Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.
Additionally, during the three and nine months ended September 30, 2025 and 2024, the Company entered into related party transactions with certain of our equity investments in the ordinary course of business. These transactions, and the related payable and receivable balances, were not material.
Other Asset
In February 2025, the Company provided financing of $1.0 million to Hull Legacy Media Corporation, a production company co-owned by Charles W. Hull, EVP, Chief Technology Officer for the Company's Regenerative Medicine business and a related party of the Company. The financing is recorded in Other assets on our Condensed Consolidated Balance Sheets as of September 30, 2025.
Variable Interest Entities ("VIEs")
The Company concluded that three of its investments are VIEs. These investments are not consolidated as we concluded that the Company is not the primary beneficiary. As of September 30, 2025, our maximum exposure to losses associated with the VIEs is limited to the $21.4 million carrying value of our investments in the VIEs, $4.4 million of which is included in Prepaid expenses and other current assets, with the remaining in Other assets on our Condensed Consolidated Balance Sheets. We have no other investments in unconsolidated entities that have been determined to be a VIE.

Table of Content

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
The 2030 Notes are senior secured obligations, guaranteed by certain U.S. subsidiaries of the Company (the "Note Parties"), and bear interest semiannually at a rate of 5.875%, payable on June 15 and December 15 of each year, beginning December 15, 2025. The 2030 Notes are secured on a first-priority basis by substantially all assets of the Note Parties, subject to certain exceptions (including with respect to the intellectual property of the Note Parties; provided that, certain breaches by the Company or any of its subsidiaries of the limitation on liens covenant in the 2030 Indenture with respect to liens on its intellectual property will cause the 2030 Notes to automatically become secured by a prior security interest in all the intellectual property of the Note Parties). The 2030 Indenture also includes certain financial covenants, including a requirement for the Note Parties to maintain certain minimum cash, accounts receivable and inventory balances each quarter. As of the last day of each fiscal quarter, the Note Parties must maintain at least $40.0 million in qualified cash; maintain a combined minimum of $75.0 million in accounts receivable and inventory; and maintain at least $16.8 million in restricted cash until the remaining 2026 Notes is paid.
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
Convertible senior notes due 2026
The 2026 Notes were issued pursuant to an indenture dated November 16, 2021 (the “2026 Indenture”) between the Company and The Bank of New York Mellon, N.A., as trustee (the “Trustee”), in an initial aggregate principal amount of $460.0 million. Although the 2026 Notes do not bear regular interest and their principal does not accrete, they have an annual effective interest rate of 0.594%, reflecting original issue discounts, commissions, and offering expenses. The 2026 Notes had an initial conversion rate of 27.8364 shares of common stock per $1 principal amount of Notes (which is subject to adjustment in certain circumstances). This is equivalent to an initial conversion price of approximately $35.92 per share. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the 2026 Indenture. The 2026 Notes are scheduled to mature on November 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with their terms.
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

Table of Content
The Company incurred debt issuance cost accretion related to the 2026 Notes and the 2030 Notes of $0.3 million and $1.0 million for the three and nine months ended September 30, 2025, respectively. The Company incurred debt issuance cost accretion relating to the 2026 Notes of $0.3 million and $1.1 million for the three and nine months ended September 30, 2024, respectively.

The following tables summarize the detail of the Company's convertible senior notes:

(in thousands)	Outstanding Principal	Unamortized Deferred Issuance Costs	Carrying Value
September 30, 2025
0% Convertible senior notes due 2026	$34,717	$(232)	$34,485
5.875% Convertible senior notes due 2030	92,030	(3,915)	88,115
Outstanding convertible notes	$126,747	$(4,147)	$122,600

(in thousands)	Outstanding Principal	Unamortized Deferred Issuance Costs	Carrying Value
December 31, 2024
0% Convertible senior notes due 2026	$214,378	$(2,383)	$211,995
Outstanding convertible notes	$214,378	$(2,383)	$211,995

As of September 30, 2025, the Company was in compliance with all of the covenants included in the 2026 Indenture and 2030 Indenture.
Debt Extinguishment
In June 2025, the Company used the proceeds of $92.0 million from the issuance of the 2030 Notes, along with $78.0 million of cash on hand, to repurchase an aggregate principal amount of $179.7 million of its outstanding 2026 Notes, which were retired upon receipt, and the retirement of the debt obligations was accounted for as an extinguishment of debt. The repurchase of the 2026 Notes at a discount resulted in the recognition of a gain of $8.2 million, after transaction expenses and the write-off of $1.5 million in related debt issuance costs. The gain is reported in Other income (loss), net on the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025.
In March 2024, the Company repurchased $110.5 million of the 2026 Notes for $87.2 million, including transaction expenses. The repurchased 2026 Notes were retired upon receipt, and the retirement of the debt obligations was accounted for as an extinguishment of debt. The repurchase of the 2026 Notes at a discount resulted in the recognition of a gain of $21.5 million, after transaction expenses and the write-off of $1.8 million in related debt issuance costs. The gain is reported in Other income (loss), net on the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024.

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
During the nine months ended September 30, 2025, the Company granted 810 thousand performance-based RSUs ("PSUs") to employees with a weighted-average grant date fair value of $0.47 per share. The PSUs are subject to three-year cliff vesting. Vesting is contingent upon the continued service and market conditions that are met based on annualized stock price growth goals. During the nine months ended September 30, 2025, the Company granted 2,103 thousand shares of restricted stock to employees with a weighted-average grant date fair value of $2.38 per share. The restricted stock awards are subject to time-based vesting conditions and generally vest ratably over 3 years.

Table of Content
Stock-Based Compensation Activity and Expense
The following table shows the stock-based compensation expense recognized:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stock-based compensation expense	$1,198	$3,666	$1,805	$17,339

During the nine months ended September 30, 2025, the Company recognized a one-time reversal of $6.6 million in previously recognized compensations expense, primarily due to the forfeiture of PSUs that did not meet performance conditions and the cancellation of 2025 annual incentive compensation.
Stock-based compensation expense recognized for the three and nine months ended September 30, 2024 includes $0.8 million and $3.1 million, respectively, of accrued expense pertaining to annual incentive compensation expected to be settled in shares of common stock.
As of September 30, 2025, there was $11.2 million of unrecognized stock-based compensation expense related to all unvested share-based payment awards that the Company expects to recognize over a weighted-average period of 2 years.
dp polar Earnout
On October 4, 2022 the Company acquired dp polar. The acquisition agreement included an earnout arrangement for $2.2 million incremental to the acquisition purchase price, which would be settled via the issuance of 250 thousand shares of the Company's common stock. During the second quarter of 2025, the dp polar earnout was settled through the issuance of 250 thousand shares of the Company's common stock. There was no stock-based compensation expense related to the dp polar earnout arrangement for the three and nine months ended September 30, 2025. There was no stock-based compensation expense related to the dp polar earnout arrangement for the three months ended September 30, 2024. For the nine months ended September 30, 2024, the expense was $1.0 million.

NOTE 8 - INCOME TAXES

We maintain the exception under ASC 740-270-30-36(b), “Accounting for Income Taxes,” for jurisdictions that do not have reliable estimates of ordinary income. Accordingly, we have used a year-to-date methodology in determining the effective tax rate for the three and nine months ended September 30, 2025 and 2024.
For the three and nine months ended September 30, 2025, the Company's effective tax rate was 13.6% and 14.6%, respectively. For the three and nine months ended September 30, 2024 the Company’s effective tax rate was 2.4% and 1.1%, respectively. The differences between the U.S. statutory tax rate and the effective tax rates for the three and nine months ended September 30, 2025 and 2024 were primarily driven by the recognition of a full deferred tax asset valuation allowance in various jurisdictions in both years. Additionally, the nine months ended September 30, 2025, were impacted by a gain recognized in connection with the divestiture of Geomagic and some foreign return to provision adjustments recorded in the quarter.
On July 4, 2025, the U.S. enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (OBBBA). The Company has evaluated the impacts of the new legislation and there is no material impact on the condensed consolidated financial statements.

NOTE 9 - NET (LOSS) INCOME PER SHARE

Basic net (loss) income per common share is calculated by dividing net (loss) income attributable to 3D Systems’ common stock by the weighted average number of shares of common stock outstanding during the applicable period. Diluted net (loss) income per common share incorporates the additional shares issuable upon the assumed exercise of stock options, the vesting of restricted stock and RSUs, and the assumed conversion of debt, except in such case when (1) the inclusion of such shares or potential shares would be anti-dilutive or (2) when the vesting of restricted stock or RSUs is contingent upon one or more performance conditions that have not been met as of the balance sheet date.

Table of Content

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator (basic):
Net (loss) income attributable to 3D Systems Corporation	$(18,053)	$(178,627)	$49,397	$(221,886)
Redeemable non-controlling interest redemption value in excess of carrying value	—	(163)	—	(336)
Net (loss) income attributable to 3D Systems' common stock shareholders	$(18,053)	$(178,790)	$49,397	$(222,222)
Numerator (diluted):
Net (loss) income attributable to 3D Systems' common stock shareholders	$(18,053)	$(178,790)	$49,397	$(222,222)
Add back: Interest on 2030 Notes	—	—	1,455	—
Net (loss) income attributable to 3D Systems' common stock shareholders plus assumed conversions	$(18,053)	$(178,790)	$50,852	$(222,222)

Denominator:
Basic weighted average common shares outstanding(a)	125,273	132,235	129,979	131,621
Effect of Dilutive securities:
Restricted stock and RSUs	—	—	1,480	—
Conversion of 2030 Notes	—	—	46,938	—
Diluted weighted average common shares outstanding	125,273	132,235	178,397	131,621

Net (loss) income per common share:
Basic	$(0.14)	$(1.35)	$0.38	$(1.69)
Diluted	$(0.14)	$(1.35)	$0.29	$(1.69)

Anti-dilutive shares	5,532	4,856	2,992	4,612
(a) For the three and nine months ended September 30, 2025, includes 250 thousand shares of common stock issued in April 2025 in connection with the dp polar earnout arrangement.
The anti-dilution table above excludes shares issued in connection with the settlement of accrued incentive compensation. In the three and nine months ended September 30, 2025 and the three months ended September 30, 2024, there were no shares related to the payment of accrued incentive compensation. In the nine months ended September 30, 2024 there were 826 thousand shares related to the payment of accrued incentive compensation. These estimates are based on the liabilities recorded as of September 30, 2025 and September 30, 2024, under the fiscal year 2025 and 2024 incentive compensation arrangements, respectively, divided by the Company’s year-to-date average share price of $2.41 for 2025 and $3.77 for 2024.
Diluted income per common share was computed using the treasury stock method for restricted shares and RSUs and the if-converted method for convertible debt.
Share Repurchases
On June 23, 2025, 3D Systems repurchased 8.0 million shares of its outstanding common stock at a price of $1.87 per share, which was equal to the closing price of the common stock on the New York Stock Exchange on June 17, 2025. The share repurchase was executed concurrently with the issuance of the 2030 Notes (refer to Note 6).
The share repurchase was approved by the Company’s Board of Directors in connection with the broader refinancing transaction. It was structured to mitigate potential dilution associated with the issuance of the 2030 Notes and was funded as part of the same transaction that retired a significant portion of the Company’s 2026 Notes at a discount to par. The Company retired its common stock upon repurchase.

Table of Content
NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the balances of accumulated other comprehensive loss, net of tax, by component are as follows:

	Three Months Ended September 30, 2025
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance, June 30, 2025	$(43,096)	$171	$(42,925)
Other comprehensive loss	(3,066)	—	(3,066)
Balance, September 30, 2025	$(46,162)	$171	$(45,991)

	Three Months Ended September 30, 2024
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance, June 30, 2024	$(52,946)	$305	$(52,641)
Other comprehensive income	10,150	13	10,163
Balance, September 30, 2024	$(42,796)	$318	$(42,478)

	Nine Months Ended September 30, 2025
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance, December 31, 2024	$(55,217)	$151	$(55,066)
Other comprehensive income	9,055	20	9,075
Balance, September 30, 2025	$(46,162)	$171	$(45,991)

	Nine Months Ended September 30, 2024
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance, December 31, 2023	$(44,564)	$314	$(44,250)
Other comprehensive income	1,768	4	1,772
Balance, September 30, 2024	$(42,796)	$318	$(42,478)

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
The CODM evaluates each segment’s performance based on gross profit, which is also utilized in the annual budgeting and forecasting processes, as well as in quarterly reviews of budget-to-actual results and period-over-period variances. Beginning during the quarter ended December 31, 2024, all internal segment reporting and discussions with the CODM have been based on segment gross profit. Prior period segment results have been revised to conform with current period presentation.
The CODM does not review disaggregated asset information on the basis of the Company's segments; therefore, such information is not presented.

Table of Content
Revenue, cost of sales and gross profit for each of our reportable segments were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue:
Healthcare Solutions	$42,787	$55,056	$129,123	$149,369
Industrial Solutions	48,462	57,884	151,504	179,728
Total revenue	91,249	112,940	280,627	329,097
Cost of sales:
Healthcare Solutions	26,367	31,734	76,297	86,630
Industrial Solutions	35,451	39,493	106,060	112,734
Total cost of sales	61,818	71,227	182,357	199,364
Gross profit:
Healthcare Solutions	16,420	23,322	52,826	62,739
Industrial Solutions	13,011	18,391	45,444	66,994
Total gross profit	29,431	41,713	98,270	129,733
Selling, general and administrative	34,716	57,974	118,624	166,772
Research and development	16,025	20,764	53,069	66,260
Asset impairment charges	—	143,733	—	143,733
Foreign exchange gain (loss), net	2,623	(1,960)	2,171	(774)
Interest income	784	1,550	3,454	5,800
Interest expense	(1,924)	(606)	(3,202)	(1,944)
Gain on disposition	—	—	125,681	—
Other income (loss), net	475	(51)	7,335	21,719
Net (loss) income before income taxes	$(19,352)	$(181,825)	$62,016	$(222,231)

Depreciation and amortization included in the measurement of gross profit by segment were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Depreciation and amortization:
Healthcare Solutions	$1,385	$1,289	$4,070	$4,009
Industrial Solutions	$493	$726	$1,786	$2,257

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has certain purchase commitments under agreements with remaining terms in excess of one year primarily related to printer assemblies, inventory, capital expenditures, and software licenses. As of September 30, 2025, such purchase commitments totaled $17.4 million, with $9.0 million of the purchase obligations expected to be due within the next twelve months.
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

Table of Content
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
During the three months ended March 31, 2025, we paid the final installment penalty of $3.0 million in accordance with the DDTC settlement agreement. The original $10.0 million suspended penalty has not been recognized as a liability, as it will be recognized as incurred for remedial compliance measures during the three-year term of the settlement agreement. The application of the Company’s spend on remedial compliance measures as a reduction to the original $10.0 million suspended penalty must be approved by DDTC, which approval will be sought on an annual basis in accordance with the terms of the settlement agreement. As of September 30, 2025, the approved suspended penalty balance remaining is $5.1 million. Any portion not expended for compliance measures at the end of the three-year term of the settlement agreement will be paid by the Company to DDTC.
Letter of Credit
On June 2, 2023, we issued $1.2 million of guarantees in the form of a standby letter of credit as security for a long-term real estate lease. The letter of credit has a maturity date in June 2026 and includes automatic one-year extensions, which are not to continue beyond July 1, 2033. As of September 30, 2025, the letter of credit has been reduced to $0.8 million. We have not recorded any liability for this guarantee, as we believe that the likelihood of having to perform under the letter of credit is remote. In connection with this transaction, we pledged an equal amount of cash to the issuing bank of this letter of credit. The cash pledged is recorded as restricted cash and included in Other assets on our Condensed Consolidated Balance Sheets.
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

Termination of Volumetric Milestones Related to Potential Earnout Payments
Following the acquisition of Volumetric in 2021, the Company could have been required to pay up to $355.0 million of acquisition-related earnout payments to the former owners of Volumetric if the Company was to achieve seven non-financial, science-based milestones prior to either December 31, 2030 or December 31, 2035. Due to the loss of funding from the Company's key strategic partner for kidney and liver research and development efforts, the Company notified the former owners of Volumetric on February 24, 2024 that it was terminating the four milestones that related to those kidney and liver research and development efforts, as achievement was no longer financially viable. As a result of the termination of the four milestones, the Company's maximum liability for acquisition-related earnout payments was reduced to $175.0 million, which would have been payable if each of the three remaining non-financial, science-based milestones was achieved within the timeframes set forth in the Volumetric acquisition agreement.
On March 29, 2024, the former owners of Volumetric notified the Company that they were initiating dispute resolution under the provisions of the acquisition agreement in an effort to recover the $355.0 million. The parties did not reach a resolution during the 30-day negotiation period following this notice and entered into non-binding mediation in accordance with the terms of the acquisition agreement.

Table of Content
On April 29, 2024, two key employees from Volumetric ("Volumetric Key Employees"), who were required to be employed at the time of achievement of each non-financial, science-based milestone outlined in the Volumetric acquisition agreement for each related acquisition earnout payment to become payable, resigned from their positions with the Company. As a result of the resignation of the Volumetric Key Employees, all parties to which the remaining three milestone-based earnout payments totaling $175.0 million were potentially payable were notified that such amount was no longer eligible to be earned. While the Volumetric Key Employees claim that their terminations were for good reason, which would preserve the rights to milestone-based earnout payments under the Volumetric acquisition agreement, the Company vigorously denies this claim. Presently, no lawsuit has been filed by the former owners of Volumetric to which milestone-based earnout payments were potentially payable, and there is no reasonable estimate or range of estimates of potential financial liability associated with this matter. On August 21, 2024, the Company proposed a settlement of $1.8 million with the former Volumetric shareholders and Volumetric Key Employees during mediation and this amount is recorded within Accrued and other liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2025. The former Volumetric shareholders have not responded to the settlement offer. On December 13, 2024, the Company received a Notice of Claim for Indemnification from VBI Stockholders’ Representative, LLC., which claims to be the successor Stockholders’ Representative under the acquisition agreement. The Notice repeated the former Volumetric shareholders’ and Volumetric Key Employees' claims of breach. On January 10, 2025, the Company served a Notice of Objection which denied all liability. The delivery of this Notice of Objection triggered a 45-day negotiation period under the terms of the acquisition agreement. As of the date of this filing, there have been no further developments regarding this matter.

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

Securities Class Action
The Company and certain of its executive offers were named as defendants in a putative securities class action filed on June 13, 2025 in the U.S. District Court for the District of Delaware. The action is styled Marcel F.M. Herbermann v. 3D Systems Corporation, et al., No. 1:25-cv-00734-GBW (D. Del.) (the “Securities Class Action”). The complaint in the Securities Class Action alleges defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. It was filed on behalf of stockholders who purchased the Company’s common stock from August 13, 2024 and May 12, 2025, and seeks monetary damages on behalf of the purported class. Within fourteen days of the entry of an Order appointing Lead Plaintiff and Lead Counsel, the Parties will submit a proposed scheduling Order for the filing of an amended complaint and Defendants’ responses thereto. The Company intends to defend itself and its executive officers vigorously.

Table of Content
Derivative Actions

The Company was named as a nominal defendant and certain of its officers and directors were named as defendants in derivative lawsuits pending in the U.S. District Court for the District of South Carolina. The action styled Scanlon v. Graves, et al., No. 0:25-cv-07627-MGL (D.S.C.) (the “Scanlon Action”) was filed July 17, 2025, and asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breach of fiduciary duties, and unjust enrichment. The action styled Milligan v. Graves, et al., No. 0:25-cv-11177-MGL (D.S.C.) (the “Milligan Action”), was filed August 18, 2025, and asserts claims for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder, breach of fiduciary duties, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for contribution under Section 10(b) and 21D of the Securities Exchange Act of 1934. The action styled Stoopler v. Graves, et al., No. 0:25-cv-12637-MGL, was filed on September 20, 2025, and asserts claims for breach of fiduciary duties, unjust enrichment, and contribution and indemnification under Sections 10(b) and 21D of the Exchange Act. The Milligan and Scanlon Actions were consolidated on September 16, 2025.
The Company was also named as a nominal defendant and certain of its officers and directors were named as defendants in derivative lawsuits pending in the South Carolina Court of Common Pleas for the 16th Circuit, York County. The action styled Fernicola v. Graves, et al., No. 2025CP4602544 (S.C.), Ct. of Common Pleas for the 16th Judicial Cir., Cty. of York) (the “Fernicola Action”) was filed June 27, 2025, and asserts claims for breach of fiduciary duties, gross mismanagement, waste of corporate assets, and unjust enrichment. The action styled Geza Bohus v. Graves, et al., No. 2025CP4603762 (S.C.), Ct. of Common Pleas for the 16th Judicial Cir., Cty. of York) (the “Bohus Action”) was filed on September 26, 2025, and asserts claims for breach of fiduciary duty and unjust enrichment.
The Company was also named as a nominal defendant and certain of its officers and directors were named as defendants in derivative lawsuits pending in the U.S. District Court for the District of Delaware. The action styled Ataii v. Graves, et al., No. 1:25-cv-01087-GBW (D. Del.) (the “Ataii Action”) was filed on August 29, 2025 and asserts claims for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder, breach of fiduciary duties, unjust enrichment. The action styled Carter v. Graves, et al., No. 1:25-cv-01103-GBW (D. Del.) (the “Carter Action”), was filed on September 3, 2025, and asserts claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and violation of Section 14(a) of the Exchange Act. The action styled Michaels v. Graves, et al., No. 1:25-cv-01176-GBW (D. Del.) (the “Michaels Action”) was filed on September 22, 2025, and asserts claims for violations of Section 14(a) of the Exchange Act, violations of Section 20(a) of the Exchange Act, breach of fiduciary duties, and unjust enrichment. The Company intends to defend itself as well as its officers and directors vigorously.
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
Contingencies
Warranty
Changes in accrued product warranty liability balance are summarized as follows:

(in thousands)	September 30, 2025	September 30, 2024
Balance at beginning of period	$2,650	$2,106
Settlements made	(2,268)	(2,384)
Accruals for warranties issued	2,431	2,567
Balance at the end of period	$2,813	$2,289

Table of Content
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
Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

(in thousands)		Fair Value Measurement Using (a)
September 30, 2025	Total Fair Value	Level 1	Level 2	Level 3
Money market funds	$49,276	$49,276	$—	$—

December 31, 2024
Money market funds	$98,212	$98,212	$—	$—
(a) There were no transfers among the levels within the fair value hierarchy during the nine months ended September 30, 2025 or the year ended December 31, 2024.
Cash equivalents, including money market funds, are valued utilizing the market approach for measuring the fair value of financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value as of September 30, 2025 and December 31, 2024 because of the relatively short duration of these instruments.
Fair Value of Financial Instruments
The following table summarizes the carrying amount and fair value of our financial instruments:

	September 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
0% Convertible senior notes due 2026	$34,485	$30,759	$211,995	$189,409
5.875% Convertible senior secured notes due 2030	$88,115	$92,030	$—	$—
The estimated fair value of the 2026 Notes was determined using quoted market price in a market with limited activity, and is therefore classified as Level 2 in the fair value hierarchy. The estimated fair value of the 2030 Notes was based on par value, as there has been no market activity since issuance. As a result, the fair value of the 2030 Notes is classified as Level 3.
Nonrecurring Fair Value Measurements
During the three and nine months ended September 30, 2024, the Company recorded asset impairment charges related to property, plant, and equipment; intangible assets, goodwill, and right-of-use assets. The recognition of these impairment charges required the Company to measure the fair value of the reporting unit to which goodwill is assigned, the fair value of asset groups, and the fair values of the long-lived assets comprising the impaired asset groups using Level 3 inputs. Refer to Note 1 for additional details regarding the impairment charges recognized during the three and nine months ended September 30, 2024.

Table of Content
NOTE 14 - RESTRUCTURING AND EXIT ACTIVITIES COSTS

The Company incurs restructuring charges in connection with strategic initiatives and cost-reduction efforts aimed at optimizing business operations. A description of significant restructuring plans and other restructuring charges is provided below.
2025 Restructuring
In 2025, in response to continuing macroeconomic challenges impacting the Company’s financial performance, the Company implemented a series of cost savings and restructuring initiatives (the "2025 Restructuring Plan") as part of its ongoing multi-faceted transformation strategy. In March 2025, the Company authorized and began executing the next phase of its cost savings and restructuring initiative which includes initiatives to deliver sustainable growth and profitability, enabled by a streamlining of both infrastructure and business processes, while consistently investing in core research and development activities to support long-term growth opportunities. In May 2025, the Company announced and began executing an incremental cost reduction initiative focused on labor force reductions in response to continued uncertainty in the economy and our industry and the related potential negative impact on our financial performance. These initiatives are expected to continue to deliver cost savings and improve cash flows in the second half of fiscal 2025.
The Company expects to incur approximately $8.5 million to $14.5 million in pre-tax restructuring charges, primarily related to employee severance and other one-time employee benefit costs. These charges are anticipated to consist largely of cash expenditures and are expected to be recognized primarily in 2025 and through the second fiscal quarter of 2026.
Restructuring and other related charges were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025(a)	September 30, 2024(b)	September 30, 2025(a)	September 30, 2024(b)
Employee severance related	$1,859	$669	$8,001	$318
Facility exit and other related	—	—	—	489
Total	$1,859	$669	$8,001	$807
(a) Includes expenses related to the 2025 Restructuring Plan
(b) Includes expenses related to the 2023 Restructuring Plan (discussed below)

The restructuring and other related charges were primarily cash charges. These charges are reflected in the following captions in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cost of sales	$23	$469	$1,024	$(523)
Selling, general, and administrative expenses	1,409	8	5,589	899
Research and development	427	192	1,388	431
Total	$1,859	$669	$8,001	$807

Restructuring and other related charges recorded in cost of sales by reportable segment were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Healthcare Solutions	$23	$469	$535	$(523)
Industrial Solutions	—	—	489	—
Total	$23	$469	$1,024	$(523)

The activity in the restructuring accrual related to the 2025 Restructuring Plan was as follows:

(in thousands)	Balance, December 31, 2024	Costs Incurred	Paid/Settled	Balance, September 30, 2025
Employee severance related	$—	$8,001	$(5,085)	$2,916
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

Table of Content
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of management and is intended to help the reader understand the results of operations and financial condition of the Company. Our MD&A should be read in conjunction with our MD&A and Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Annual Report on Form 10-K") and our Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2025 included in this Form 10-Q.
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

Table of Content
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
Recent Developments and Updates Regarding Strategic Initiatives

2025 Restructuring Plan
In March 2025, the Company authorized the next phase of its multi-faceted cost savings and restructuring initiative (the “2025 Restructuring Plan”). The 2025 Restructuring Plan includes initiatives to deliver sustainable growth and profitability, enabled by a streamlining of both infrastructure and business processes, while consistently investing in core research and development activities to support long-term growth opportunities. Additionally, in May 2025, in response to the uncertain macroeconomic environment, the Company announced an incremental cost reduction initiative focused on labor force reductions that is expected to deliver significant cost savings in the second half of the year.
The Company expects to incur approximately $8.5 million to $14.5 million in pre-tax restructuring and other related costs by the end of the second fiscal quarter of 2026. The charges under the 2025 Restructuring Plan are expected to be primarily cash charges.

Table of Content
Divestitures

In December 2024, the Company entered into a definitive agreement with Hexagon AB for the sale of its Geomagic software business ("Geomagic"), which was included in our Industrial Solutions segment. On April 1, 2025, the Company completed the sale of Geomagic and received $119.4 million in cash, which reflected applicable purchase price adjustments under the Asset Purchase Agreement and Business Transfer Agreement. The Company recorded a pre-tax gain of $125.7 million from the sale of Geomagic in the nine months ended September 30, 2025.
No loss was recognized to measure the disposal group at the lower of its carrying value or fair value less costs to sell. The disposal group has not been presented as a discontinued operation in the accompanying condensed consolidated financial statements because the sale of Geomagic does not represent a strategic shift that will have a major effect on the Company’s operations.
In September 2025, the Company entered into a definitive agreement for the sale of its 3DXpert and Oqton businesses to Hubb Global Holdings, LLC for $3.5 million plus a revenue-based royalty of up to $12.9 million. 3DXpert and Oqton are included in our Industrial Solutions segment.
On October 31, 2025, the Company completed the sale of the 3DXpert and Oqton businesses, subject to customary adjustments.
The Company determined that the associated assets and liabilities met the held for sale criteria during September 2025, with approval by the Company's Board of Directors and the signing of the purchase agreement. Accordingly, the Company classified $1.6 million of assets and $5.1 million of liabilities as held for sale in the Company’s Consolidated Balance Sheet as of September 30, 2025. No loss was recognized to measure the disposal group at the lower of its carrying value or fair value less costs to sell. The disposal group has not been classified as a discontinued operation in the accompanying condensed consolidated financial statements, as the sale of 3DXpert and Oqton does not constitute a strategic shift that would have a major effect on the Company’s operations.
Goodwill

In the second quarter of 2025, based primarily on macroeconomic uncertainties, our updated strategic plans and restructuring initiatives and the decline in our stock price, we concluded that changes to the timing and amount of expected future cash flows, among other factors, indicated a triggering event requiring an interim goodwill impairment assessment on our Healthcare reporting unit. As a result of the quantitative interim impairment test performed in the second quarter of 2025, we concluded that there was no impairment, as the estimated fair value of the Healthcare reporting unit exceeded the carrying value.
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

Table of Content
RESULTS OF OPERATIONS
Comparison of Results of Operations

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	Change	September 30, 2025	September 30, 2024	Change
Revenue	$91,249	$112,940	$(21,691)	$280,627	$329,097	$(48,470)
Cost of sales	61,818	71,227	(9,409)	182,357	199,364	(17,007)
Selling, general and administrative expenses ("SG&A")	34,716	57,974	(23,258)	118,624	166,772	(48,148)
Research and development expenses ("R&D")	16,025	20,764	(4,739)	53,069	66,260	(13,191)
Asset impairment charges	—	143,733	(143,733)	—	143,733	(143,733)
Loss from operations	$(21,310)	$(180,758)	$159,448	$(73,423)	$(247,032)	$173,609
Revenue
The following tables sets forth changes in our revenue for the three and nine months ended September 30, 2025.

(Dollars in thousands)	Products		Services		Total
Revenue - three months ended September 30, 2024	$72,968		$39,972		$112,940
Change in revenue:
Volume	(21,689)	(29.7)%	(1,761)	(4.4)%	(23,450)	(20.8)%
Price/mix	(85)	(0.1)%	—	—%	(85)	(0.1)%
Foreign currency translation	1,117	1.5%	727	1.8%	1,844	1.6%
Net change	(20,657)	(28.3)%	(1,034)	(2.6)%	(21,691)	(19.2)%
Revenue - three months ended September 30, 2025	$52,311		$38,938		$91,249

(Dollars in thousands)	Products		Services		Total
Revenue - nine months ended September 30, 2024	$208,752		$120,345		$329,097
Change in revenue:
Volume	(45,201)	(21.7)%	(1,496)	(1.2)%	(46,697)	(14.2)%
Price/mix	(4,258)	(2.0)%	—	—%	(4,258)	(1.3)%
Foreign currency translation	1,542	0.7%	943	0.8%	2,485	0.8%
Net change	(47,917)	(23.0)%	(553)	(0.4)%	(48,470)	(14.7)%
Revenue - nine months ended September 30, 2025	$160,835		$119,792		$280,627

For the three months ended September 30, 2025, revenue decreased $21.7 million, or 19.2%, compared to the three months ended September 30, 2024. The decrease in revenue was primarily due to a decline in product revenue of $20.7 million driven by lower materials volume to customers in the dental, service bureaus, and jewelry markets, unfavorable price/mix, and the impact of the Geomagic divestiture. Service revenue decreased $1.0 million due to the impact of decreased volumes because of the Geomagic divestiture. Excluding the impact of the Geomagic divestiture, service revenue increased due to increased volumes.
For the nine months ended September 30, 2025, revenue decreased $48.5 million, or 14.7%, compared to the nine months ended September 30, 2024. The decrease in revenue was primarily due to a decline in product revenue of $47.9 million driven by lower materials volume to customers in the dental, service bureaus, and jewelry markets, and the impact of the Geomagic divestiture. Service revenue decreased $0.6 million due to the impact of decreased volumes because of the Geomagic divestiture. Excluding the impact of the Geomagic divestiture, service revenue increased due to increased volumes although we saw decreased sales to a certain key customer in the dental market

Table of Content
Cost of sales and gross profit

For the three months ended September 30, 2025, cost of sales decreased to $61.8 million compared to $71.2 million for the three months ended September 30, 2024. Declines primarily related to lower sales volumes in printers and materials which were partially offset an increase in service volume.
For the three months ended September 30, 2025, gross profit decreased $12.3 million, or 29.4%, compared to the three months ended September 30, 2024. The decrease in gross profit was primarily due to a combination of lower sales volumes and the impact of the Geomagic divestiture. Gross profit margin decreased to 32.3% compared to 36.9% in the prior year period, primarily due to the Geomagic divestiture and lower sales volumes.
For the nine months ended September 30, 2025, cost of sales decreased to $182.4 million compared to $199.4 million for the nine months ended September 30, 2024. This decline was primarily attributable to a lower volume of printer and material sales.
For the nine months ended September 30, 2025, gross profit decreased $31.5 million, or 24.3%, compared to the nine months ended September 30, 2024. The decrease in gross profit was primarily due to a combination of lower sales volumes and the impact of the Geomagic divestiture. Gross profit margin decreased to 35.0% compared to 39.4% in the prior year period, primarily due to the Geomagic divestiture and lower sales volumes.
Selling, general and administrative expenses

For the three months ended September 30, 2025, selling, general and administrative expenses ("SG&A") decreased $23.3 million, or 40.1%, compared to the three months ended September 30, 2024. The year-over-year decline in SG&A was primarily due to:

•$7.6 million decrease in third-party service provider and consulting costs due to the increased cost to complete our fiscal 2023 audit during the three months ended September 30, 2024 and decreased legal fees;

•$7.5 million decrease in compensation and benefits expense primarily related to lower compensation expense due to the impact of our restructuring actions and lower stock-based compensation expense due to the timing of awards and lower annual incentive compensation; and

•$7.3 million decrease in amortization expense related to intangible assets due to lower intangible asset balances which were reduced by prior-year impairment charges; which were partially offset by

•$1.4 million increase due to costs associated with our restructuring actions which were primarily related to severance.
For the nine months ended September 30, 2025, SG&A decreased $48.1 million, or 28.9%, compared to the nine months ended September 30, 2024. The year-over-year decline in SG&A was primarily due to:

•$24.8 million decrease in compensation and benefits expense primarily related to lower compensation expense due to the impact of our restructuring actions and lower stock-based compensation expense due to the timing of awards;

•$16.5 million decrease in third-party service provider and consulting costs due to the increased cost to complete our fiscal 2023 audit during the nine months ended September 30, 2024; and decreased legal fees; and

•$10.1 million decrease in amortization expense related to intangible assets due to lower intangible asset balances which were reduced by prior-year impairment charges; which were partially offset by

•$4.7 million increase due to costs associated with our restructuring actions which were primarily related to severance.
Research and development expenses

For the three months ended September 30, 2025, research and development expenses ("R&D") decreased $4.7 million, or 22.8%, compared to the three months ended September 30, 2024. The year-over-year decline in R&D was primarily due to:

•$2.3 million decrease in compensation and benefits expense and other R&D expenses primarily due to improved operating efficiency and cost reductions realized from our restructuring activities.

For the nine months ended September 30, 2025, R&D decreased $13.2 million, or 19.9%, compared to the nine months ended September 30, 2024. The year-over-year decline in R&D was primarily due to:

Table of Content
•$9.1 million decrease in compensation and benefits expense and other R&D expenses primarily due to improved operating efficiency and cost reductions realized from our restructuring activities.
Segment Results

	Segment Revenue			Segment Gross Profit
	Three Months Ended			Three Months Ended
(in thousands)	September 30, 2025	September 30, 2024	Change	September 30, 2025	September 30, 2024	Change
Healthcare Solutions	$42,787	$55,056	$(12,269)	$16,420	$23,322	$(6,902)
Industrial Solutions	48,462	57,884	(9,422)	13,011	18,391	(5,380)
Total Company	$91,249	$112,940	$(21,691)	$29,431	$41,713	$(12,282)

	Segment Revenue			Segment Gross Profit
	Nine Months Ended			Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	Change	September 30, 2025	September 30, 2024	Change
Healthcare Solutions	$129,123	$149,369	$(20,246)	$52,826	$62,739	$(9,913)
Industrial Solutions	151,504	179,728	(28,224)	45,444	66,994	(21,550)
Total Company	$280,627	$329,097	$(48,470)	$98,270	$129,733	$(31,463)

Healthcare Solutions
Revenue
For the three months ended September 30, 2025, Healthcare Solutions revenue decreased $12.3 million, or 22.3%, compared to the three months ended September 30, 2024. The decrease in revenue was primarily due to a decline in materials revenue of $11.6 million. The decline in materials revenue was primarily due to lower sales in the dental market, including lower materials volume with a key customer.
For the nine months ended September 30, 2025, Healthcare Solutions revenue decreased $20.2 million, or 13.6%, compared to the nine months ended September 30, 2024. The decrease in revenue was primarily due to a decline in materials revenue of $25.3 million which was partially offset by an increase in service revenue of $4.5 million. The decline in materials revenue was primarily due to lower sales in the dental market, including lower materials volume with a key customer. Service revenue increased due to growth in parts manufacturing and personalized healthcare solutions revenue.
Gross profit
For the three months ended September 30, 2025, Healthcare Solutions gross profit decreased $6.9 million, or 29.6%, compared to the three months ended September 30, 2024. The decrease in gross profit was primarily due to lower sales volumes.
For the nine months ended September 30, 2025, Healthcare Solutions gross profit decreased $9.9 million, or 15.8%, compared to the nine months ended September 30, 2024. The decrease in gross profit was primarily due to lower sales volumes and unfavorable price/mix.
Industrial Solutions
Revenue
For the three months ended September 30, 2025, Industrial Solutions revenue decreased $9.4 million, or 16.3%, compared to the three months ended September 30, 2024. The decrease in revenue related to lower product, materials, and service revenue of $6.2 million, $1.9 million, and $1.3 million, respectively. The decline in product revenue was driven by the impact of the Geomagic divestiture and lower materials and printer sales to customers in the service bureaus and jewelry markets which was partially offset by increased sales in the aerospace and defense market. The decline in service revenue was primarily due to the impact of the Geomagic divestiture.

Table of Content
For the nine months ended September 30, 2025, Industrial Solutions revenue decreased $28.2 million, or 15.7%, compared to the nine months ended September 30, 2024. The decrease in revenue related to lower product, materials and service revenue of $15.7 million, $7.4 million, and $5.0 million, respectively. The decline in product revenue was driven by lower printer and materials sales to customers in the service bureaus and jewelry markets and the impact of the Geomagic divestiture which was partially offset by increased sales in the aerospace and defense market. The decline in service revenue was primarily due to the impact of the Geomagic divestiture.
Gross profit
For the three and nine months ended September 30, 2025, Industrial Solutions gross profit decreased $5.4 million, or 29.3%, and $21.6 million, or 32.2%, respectively, compared to the prior periods. The decrease in gross profit was primarily due to the impact of the Geomagic divestiture, unfavorable price and mix, and lower sales volumes.
Non-operating income (expense)
The following table sets forth the components of non-operating income:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	Change	September 30, 2025	September 30, 2024	Change
Foreign exchange gain (loss), net	$2,623	$(1,960)	$4,583	$2,171	$(774)	$2,945
Interest income	784	1,550	(766)	3,454	5,800	(2,346)
Interest expense	(1,924)	(606)	(1,318)	(3,202)	(1,944)	(1,258)
Gain on disposition	—	—	—	125,681	—	125,681
Other income (loss), net	475	(51)	526	7,335	21,719	(14,384)
Total non-operating income (loss)	$1,958	$(1,067)	$3,025	$135,439	$24,801	$110,638
Foreign exchange gain, net
Foreign exchange gain, net increased by $4.6 million and $2.9 million for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods, primarily due to realized and unrealized gains related to our foreign operations.
Interest income
Interest income decreased $0.8 million and $2.3 million for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods, due to the Company's lower average cash and cash equivalent balances.
Interest expense
Interest expense increased by $1.3 million for both the three and nine months ended September 30, 2025, compared to the prior year periods, primarily due to interest expense related to the 2030 Notes.
Gain on disposition
The gain on disposition of $125.7 million for the nine months ended September 30, 2025 was due to the sale of Geomagic business on April 1, 2025.
Other income, net
Other income, net, increased $0.5 million for the three months September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a gain on the repurchase of debt in the three months ended September 30, 2025.
Other income, net, decreased $14.4 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a higher gain on the repurchase of debt in the nine months ended September 30, 2024.

Income Taxes

For the three and nine months ended September 30, 2025, the Company’s effective tax rate was 13.6% and 14.6%, respectively. For the three and nine months ended September 30, 2024, the Company’s effective tax rate was 2.4% and 1.1%, respectively. The differences between the U.S. statutory tax rate and the effective tax rates for the three and nine months ended September 30, 2025 and 2024 were primarily driven by the recognition of a full deferred tax asset valuation allowance in various

Table of Content
jurisdictions in both years. Additionally, the nine months ended September 30, 2025, were impacted by a gain recognized in connection with the divestiture of Geomagic and some foreign return to provision adjustments recorded in the period.
Liquidity and Capital Resources
The following table sets forth the Company's operating working capital at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024	Change
(in thousands)			$	%
Cash and cash equivalents	$95,542	$171,324	$(75,782)	(44.2)%
Accounts receivable, net	88,074	101,471	(13,397)	(13.2)%
Inventories	132,469	118,530	13,939	11.8%
	316,085	391,325	(75,240)	(19.2)%
Less:
Current operating lease liabilities	11,789	9,514	2,275	23.9%
Accounts payable	39,182	41,833	(2,651)	(6.3)%
Accrued and other liabilities	48,521	45,488	3,033	6.7%
	99,492	96,835	2,657	2.7%
Operating working capital	$216,593	$294,490	$(77,897)	(26.5)%

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
At September 30, 2025, cash, cash equivalents and restricted cash totaled $114.2 million. Cash and cash equivalents totaled $95.5 million and decreased $75.8 million since December 31, 2024. This decrease resulted primarily from cash used in operations of $73.1 million, capital expenditures of $8.0 million, and cash used in financing activities of $98.3 million which was partially offset by proceeds from the sale of Geomagic of $119.4 million. Restricted cash totaled $18.7 million and is primarily related to the requirements of our 2030 Notes and reflected in other assets.
Cash held outside the U.S. at September 30, 2025 was $40.5 million, or 42.4% of total cash and cash equivalents, compared to $63.8 million, or 37.7% of total cash and cash equivalents, at December 31, 2024. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. (e.g., via dividends) would not incur significant federal and state taxes. However, these dividends would be subject to foreign withholding taxes that are estimated to result in the Company incurring tax costs in excess of the cost to obtain cash through other means. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash Flow” discussion below.

Table of Content
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

	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	Change
Cash flow used in operating activities	$(73,131)	$(37,109)	$(36,022)
Cash flow provided by (used in) investing activities	108,276	(13,152)	121,428
Cash flow used in financing activities	(98,340)	(90,747)	(7,593)
Operating Activities
Cash flows used in operating activities were $73.1 million during the nine months ended September 30, 2025, an increase of $36.0 million, as compared to the nine months ended September 30, 2024. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Year-over-year decrease of $49.6 million in operating cash flows from net earnings, net of non-cash items due to unfavorable business performance and restructuring actions.

•The aggregate changes in trade accounts receivable, inventory, and trade accounts payable used $2.0 million of cash during the nine months ended September 30, 2025 as compared to using $1.4 million during the prior year comparable period. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.

•The aggregate change in prepaid expenses, other assets, accrued expenses, and other liabilities used $21.5 million in the nine months ended September 30, 2025 as compared to using $7.1 million in the prior year comparable period. The year-over-year changes were driven by the timing of accruals and payments and tax-related amounts.
Investing Activities
Net cash provided by investing activities was $108.3 million during the nine months ended September 30, 2025, an increase of $121.4 million, as compared to the nine months ended September 30, 2024, driven primarily by proceeds from the sale of the Geomagic business.
Financing Activities
Net cash used in financing activities was $98.3 million during the nine months ended September 30, 2025, an increase of $7.6 million, as compared to the nine months ended September 30, 2024, driven primarily by net repayments of long-term debt of $81.4 million and stock repurchases of $15.0 million.
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

Table of Content
The 2030 Notes are senior secured obligations, guaranteed by certain U.S. subsidiaries of the Company (the "Note Parties"), and bear interest semiannually at a rate of 5.875%, payable on June 15 and December 15 of each year, beginning December 15, 2025. The 2030 Notes are secured on a first-priority basis by substantially all assets of the Note Parties, subject to certain exceptions (including with respect to the intellectual property of the Note Parties; provided that, certain breaches by the Company or any of its subsidiaries of the limitation on liens covenant in the 2030 Indenture with respect to liens on its intellectual property will cause the 2030 Notes to automatically become secured by a prior security interest in all the intellectual property of the Note Parties). The 2030 Indenture also includes certain financial covenants, including a requirement for the Note Parties to maintain certain minimum cash, accounts receivable and inventory balances each quarter. As of the last day of each fiscal quarter, the Note Parties must maintain at least $40.0 million in qualified cash; maintain a combined minimum of $75.0 million in accounts receivable and inventory; and maintain at least $16.8 million in restricted cash until the remaining balance on the 2026 Notes is paid.
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
At September 30, 2025, we had $126.7 million of outstanding long-term debt, comprising $34.7 million of 2026 Notes and $92.0 million of 2030 Notes. Management may consider pursuing additional long-term financing if it is appropriate in light of cash requirements for operations or strategic opportunities, which could result in higher financing costs.
Purchase Commitments
We have purchase commitments under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. The Company has certain purchase commitments under agreements with remaining terms in excess of a year, which primarily relate to software licenses, printer assemblies, inventory and capital expenditures. As of September 30, 2025, such purchase commitments totaled $17.4 million, with approximately $9.0 million, expected to be due within the next twelve months.

Table of Content
Leases
The Company had operating and financing lease obligations (inclusive of interest) of $91.2 million at September 30, 2025, primarily related to real estate and equipment leases, of which, approximately $18.0 million in payments are expected over the next twelve months.
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
Goodwill

Goodwill represents the amount by which the purchase price paid to consummate a business combination exceeds the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in the business combination. Goodwill is required to be assigned to a reporting unit for purposes of subsequent measurement and, as of September 30, 2025 and December 31, 2024, all of our reported goodwill was assigned to our Healthcare reporting unit.
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

Table of Content
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of market risks at December 31, 2024, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2024 Annual Report on Form 10-K. During the nine months ended September 30, 2025, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2024.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to the material weaknesses discussed in our 2024 Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
We are in the process of implementing certain changes to our internal controls to remediate the material weaknesses described in our 2024 Annual Report on Form 10-K. Related to these efforts was the development of a remediation plan to specifically address processes and activities intended to rectify the issues identified as part of the material weaknesses. These plans include, but are not limited to, increased training, enhanced documentation associated with existing policies, and talent enhancements designed to specifically address the identified weaknesses. Aside from these activities, the results of which continue to be evaluated, there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Content
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information relating to legal proceedings set forth under the header “Litigation” in Note 12 to the condensed consolidated financial statements as of and for the three months ended September 30, 2025 included in this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors
Information regarding risk factors appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward Looking Statements," in Part I - Item 2 of this Form 10-Q in "Risk Factors" in Part I - Item 1A of our 2024 Annual Report on Form 10-K and “Risk Factors” in Part II – Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. There were no material changes during the three months ended September 30, 2025 to the risk factors reported in our 2024 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuance of Unregistered Securities and Issuer Purchases of Equity Securities
Issuances of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended September 30, 2025:

	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)
July 1, 2025 - July 30, 2025	—	$—
August 1, 2025 - August 31, 2025	3,105	2.05
September 1, 2025 - September 30, 2025	103,472	2.12
Total	106,577	$2.12
a.Represents shares of common stock surrendered to us for payment of tax withholding obligations in connection with the vesting of restricted stock awards and units.
b.The average price paid reflects the average market value of shares withheld for tax purposes.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Director and Officer Trading Arrangements

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

Table of Content
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

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D SYSTEMS CORPORATION:

Date: November 4, 2025	By	/s/ Phyllis Nordstrom
Phyllis Nordstrom
Interim Chief Financial Officer and Chief Administrative Officer