Form 10-K
period 2025-12-31
3D SYSTEMS CORP
filed 2026-03-09
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2025 was $189,570,915. For purposes of this computation, it has been assumed that the shares beneficially held by directors and executive officers of the registrant were "held by affiliates." This assumption is not to be deemed an admission by these persons that they are affiliates of the registrant.

The number of shares of the registrant's Common Stock outstanding as of March 2, 2026: 146,066,333.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. In many cases, you can identify forward-looking statements by terms such as "believes," "belief," "expects," "may," "will," "estimates," "intends," "anticipates," or "plans" or the negative of these terms or other comparable terminology. Forward-looking statements are based upon management’s beliefs, assumptions and current expectations concerning future events and trends, using information currently available, and are necessarily subject to uncertainties, many of which are outside our control. Although we believe that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are not, and should not be relied upon as a guarantee of future performance or results, nor will they necessarily prove to be accurate indications of the times at or by which any such performance or results will be achieved. A number of important factors could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors." All subsequent written and oral forward-looking statements attributable to the Company or to individuals acting on our behalf are expressly qualified in their entirety by this discussion. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1. Business

General
3D Systems Corporation ("3D Systems" or the "Company" or "we," "our" or "us") markets our products and services through subsidiaries in North America and South America ("Americas"), Europe and the Middle East ("EMEA") and Asia Pacific and Oceania ("APAC"). We provide comprehensive 3D printing and digital manufacturing solutions, including 3D printers for plastics and metals, materials, software, and services, including maintenance, advanced manufacturing and applications engineering. Our solutions support advanced applications in two key industry verticals: Healthcare Solutions (which includes dental, medical devices, personalized health services and regenerative medicine) and Industrial Solutions (which includes aerospace, defense, transportation and general manufacturing). We have more than 35 years of experience and expertise, which have proven vital to our development of an ecosystem and end-to-end digital workflow solutions that enable customers to optimize product designs, transform workflows, bring innovative products to market and drive new business models.

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
Using a strong application focus in our Industrial and Healthcare verticals, our Applications Innovation Group integrates our printer hardware, materials, software, and professional and technical services in unique combinations to solve customers' product needs. Once complete, we can scale the process for the customer to a certain production level through our Advanced Manufacturing solutions, and, with increasing demand, we can enable a customer to continue scaling to high volumes within their own production facilities. This transfer of the workflow involves providing the printing systems, materials and software, along with the process definition and other technical expertise, that enables a seamless transfer of capability to the manufacturer. We expect the result of this approach to drive recurring revenue streams as customers adopt additive manufacturing solutions and consume materials to produce parts, utilize software to manage the print process and manufacturing operations, and make use of our service offerings for application development, maintenance and upgrades. Our proficiency in providing industry focused application and solution development for customers includes a number of internal assets and capabilities, including:

a.A full range of additive manufacturing hardware technologies and materials to address needs in metals and plastics (including biocompatible materials for medical use), wax and bioprinting.

b.Software that enables optimal use of the printing system to improve output and automation; intelligence that manages fleets of machines to enhance efficiency and productivity; and advanced capabilities for workflow optimization, complex geometries, application performance, and machine optimization.
c.An Application Innovation Group that includes industry and technology application experts, customer innovation and advanced manufacturing centers and post-sale service and support.
d.Scale that includes significant and diverse experience in production parts and applications combined with a global reach to service our customers worldwide.

Healthcare Solutions
Leveraging decades of experience, we provide industry-leading surgical planning, implants, instrumentation, and medical education solutions to help medical device manufacturers and healthcare providers accelerate innovation, and ultimately, transform healthcare. Core areas of our Healthcare business include Medical Technology, Dental and Regenerative Medicine.
We are accelerating innovation across the Medical Technology industry and transforming personalized care by enabling patient-specific implants, surgical guides and anatomical models that improve precision in both planned procedures and trauma cases. These advancements will lead the way to enhancing surgical outcomes, reducing recovery times, and redefining how complex bone structures are designed, replaced, and restored.
In the Dental vertical, we are building on our reputation as a longtime leader in the clear aligner technology used to straighten teeth to address the full continuum of oral care. This includes protecting (nightguards), repairing (crowns and bridges) and replacing (multi-material monolithic jetted dentures) teeth. By leveraging our experience in straightening to these other critical areas we expect to play an important role in shaping the future of orthodontic and dental innovation.
Within Healthcare, a portion of our business focuses on opportunities for additive manufacturing to be applied to Regenerative Medicine. To date, our efforts in the area of Regenerative Medicine have consisted primarily of pre-commercial bio-technology research and development ("R&D") in the areas described below.
Each year, end-stage organ failure kills millions of people, and the supply of donated organs is insufficient to meet the needs of patients seeking transplantation. Accordingly, our first area of focus is the use of additive manufacturing for human organ transplantation. In 2017, we entered into an arrangement that combined our 3D printing expertise and capabilities in human tissue engineering with the regenerative medicine and biotechnology expertise of a key strategic partner, with a long-term goal of developing the capability to 3D print lungs. These 3D printed lungs will allow patients with end-stage lung disease to receive transplants that will enable them to enjoy long and active lives. Our current development efforts are focused on scaling and optimizing the printing and subsequent processes to human scale tissues. The scale-up research builds on the successful work completed at a smaller scale.
Industrial Solutions
We have a diverse set of solutions within our Industrial business with a focus on two core areas. The first is high-volume production applications in markets such as automotive and consumer, including jewelry, where additive manufacturing is being adopted to enable scalable, digitally driven manufacturing. In these markets, 3D printing accelerates product development and supports mass customization, helping customers bring differentiated products to market faster.

The second is specialized, mission-critical components for high-reliability industries such as aerospace & defense, semiconductors, and oil & gas, where performance, precision, and material capability are essential to producing low-volume, high-value parts. These markets benefit from our combination of application teams, hardware, and material solutions, combined with the ability to support the initial manufacturing during the design and validation phase.

Products
We offer the broadest range of printer technology in the industry and provide the largest suite of proprietary materials to bring applications to life.

3D Printers and Materials
Our 3D printers transform digital data input generated by 3D design software, Computer Aided Design ("CAD") software or other 3D design tools, into printed parts using several unique print engines that employ proprietary, additive layer by layer building processes with a variety of materials. As part of our solutions-oriented strategy, we offer a broad range of 3D printing technologies including Stereolithography ("SLA"), Selective Laser Sintering, Direct Metal Printing, MultiJet Printing, polymer extrusion, and extrusion and SLA based bioprinting. Our printers utilize a wide range of materials, the majority of which are proprietary materials that we develop, blend, and market. Our comprehensive range of materials includes plastic, nylon, metal, composite, elastomeric, wax, polymeric dental materials, and biocompatible materials. We augment and complement our portfolio of engineered materials with materials that we purchase or develop with third parties under private label and distribution arrangements.
We work closely with our customers to optimize the performance of our materials in their applications. Our expertise in materials science and formulation, combined with our processes, software and equipment, enables us to provide unique solutions and help our customers select the material that best meets their needs with optimal cost and performance results.
As part of our solutions approach, many of our printers feature built-in intelligence and high-productivity, user-friendly systems designed to simplify and scale production. For these integrated printers, we furnish materials specifically designed for use in those printers, which are packaged in smart cartridges and utilize material delivery systems. These integrated materials are designed to enhance system functionality, productivity, reliability, and the shelf life of materials, in addition to providing our customers with a built-in quality management system and a fully integrated workflow solution.

Software and Related Products
Software remains an important part of our offering. We have built unique expertise in polymer printing based on our investment in 3D Sprint where customers’ 3D content is optimized for additive manufacturing. 3D Sprint uses artificial intelligence and machine learning, user-friendly interfaces, and automated setup processes. This proprietary software prepares and optimizes 3D content data and manages the additive manufacturing process for our polymer 3D printing technologies. The 3D Sprint software solution is specifically designed to support customer workflows in the same software environment with an easy-to-use interface that maximizes efficiency and eliminates costly translation errors – saving our customers both time and money.
For metal additive manufacturing systems, we offer leading solutions for product design, simulation, mold and die design, 3D scan-to-print, reverse engineering, production machining, metrology, inspection, and manufacturing workflows. Although we divested of the 3DXpert business in 2025, we continue to sell and support 3DXpert to existing and future customers for their use with our metal printing systems through our relationship with Hubb Ventures.
Services
Our service offering is built around two core elements: supporting our printers and supplying specialized components.
Maintenance and Training Services
We provide a variety of customer services, local application support and field support on a worldwide basis for our products, including installation of new printers at customers’ sites, maintenance agreements, periodic hardware upgrades and software updates. We also provide services to assist our customers and partners in developing new applications for our technologies to facilitate the use of our technology for specific applications, to train customers on the use of our printers and to maintain our printers at customer sites. We provide these services, spare parts and field support either directly or through a network of reseller partners. We employ customer-support sales engineers to support our worldwide customer base, and we seek to continue to strengthen and enhance our partner network and service offerings.
Our 3D printers are sold with a warranty period ranging from 90 days to one year. After the warranty period, we offer service contracts that enable our customers to continue service and maintenance coverage. These service contracts are offered with various levels of support and options, and are priced accordingly. One entitlement of our service contracts is that our service engineers provide regularly scheduled preventive maintenance visits to customer sites. Additionally, we provide training for our partners to enable them to also perform these services. Another contract entitlement on select printer models is proactive remote troubleshooting capability through our 3DConnect Service IoT platform.

Advanced Manufacturing Services
As part of our strategy to help customers adopt additive manufacturing, we offer advanced manufacturing services through facilities in the Americas and EMEA regions. These facilities supplement customer manufacturing environments by allowing them to test and ramp production using our solutions before transitioning production to their environments and providing them with flexible manufacturing capacity on an as-needed basis. This allows us to provide application and production expertise and refine the production process as part of our solutions approach. As the process is validated and volumes ramp up, customers may choose to move production to their facilities using equipment, materials, software, and services that they purchase from us. For our customers that operate in highly regulated industries or that are beginning to adopt additive manufacturing, we supply mission-critical components.
Global Operations
We operate in the Americas, EMEA, and APAC regions. Product design and application development are based in the United States ("U.S.") and Europe, where we also maintain major manufacturing centers. Our globally distributed sales and service team supports our customers worldwide.
In maintaining operations outside the U.S., we expose our business to risks inherent in such operations, including currency exchange rate fluctuations. Information on foreign exchange risk appears in Part I, Item 1A, "Risk Factors," Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" and Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
Marketing and Customers
Our go-to-market strategy focuses on an integrated approach that is directed at providing comprehensive design to manufacturing solutions meeting the broad spectrum of our customer needs. We utilize a wide range of marketing tools to generate demand and create awareness for our products and services worldwide. Our marketing and communications teams support our demand generation activities by providing marketing campaigns, digital presence and outreach, events and tradeshows, and targeted vertical seminar engagements.
We promote and sell our solutions globally through a direct sales force, channel partners and, in certain geographies, appointed distributors. Our customer success organization includes sales professionals, application engineers, vertical specialists, service engineers, and other support teams throughout the Americas, EMEA and APAC regions. These teams are responsible for providing complete service to our customers and channel partners from a technical consultation to the sale of our software, printers, and services products.
Our application engineers collaborate closely with our customers to solve complex design and additive manufacturing challenges, leveraging our technology, software, materials and services to develop advanced applications across our Healthcare Solutions and Industrial Solutions segments. Additionally, our Customer Innovation Centers and Advanced Manufacturing provide access to the resources necessary to develop, validate, and commercialize customer applications.
Our customers include major companies as well as small and mid-size businesses in a broad range of industries, including medical, dental, automotive, aerospace, durable goods, government, defense, energy, technology, jewelry, service bureaus, electronics, education, consumer goods, semiconductors, biotechnology, and others. For the year ended December 31, 2025, two customers within our Healthcare Segment represented 12.2% and 11.4% of our revenue, respectively. For the years ended December 31, 2024 and 2023, one of those customers also represented 16.0% and 15.0% of our revenue, respectively. We expect to maintain our relationship with these customers.
Seasonality
Historically, our results of operations have been subject to seasonal factors. Stronger demand for our products has historically occurred in our fourth quarter primarily due to our customers’ capital expenditure budget cycles. Our first and third quarters have historically been our weakest quarters for overall unit demand. The first quarter has typically been a slow quarter for capital expenditures in general.
Production and Suppliers
We produce and refurbish our 3D printer hardware at our production facilities in Rock Hill, South Carolina and Colorado Springs, Colorado in the U.S., as well as in Riom, France. Over the past several years we have worked to in-source the manufacturing of our printing platforms from contract manufacturing partners in order to realize improvements in production quality, cost efficiency, and inventory management.

We produce materials at our facilities in Rock Hill, South Carolina, in the U.S., Marly, Switzerland and Soesterberg, Netherlands. We also have arrangements with third parties who blend certain materials according to our specifications that we sell under our own brand names, and we purchase certain complementary materials from third parties for resale to our customers.

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

Research and Development

3D printing is a highly disruptive manufacturing technology that hinges on aggressive R&D activities. Consequently, we have ongoing R&D programs to develop new products and to enhance our portfolio of products and services, as well as to improve and expand the capabilities of our solutions. Our R&D efforts include internally funded R&D, externally funded R&D, and partner- or co-funded R&D. Our externally or co-funded R&D programs are often augmented by development arrangements with research institutions, including universities, customers, suppliers, assembly and design firms, engineering companies, materials companies, governments, and other partners.
We are also engaged in various R&D efforts related to regenerative medicine. These efforts include the application of 3D printing technologies to the development of transplantable organs and non-organ human applications. These efforts are expected to result in new products that we will market directly or in conjunction with development or channel partners.
In addition to our internally developed technology platforms, we have acquired products and technologies developed by others by acquiring business entities that hold ownership rights to such products and technologies. In other instances, we have licensed or purchased the intellectual property rights of technologies developed by third parties through agreements that may obligate us to pay a license fee or royalty, typically based upon a dollar amount per unit or a percentage of the revenue generated by such products.

Intellectual Property

We regard our technology platforms and materials as proprietary and seek to protect them through copyrights, patents, trademarks and trade secrets. At December 31, 2025 and 2024, we held 854 and 1,247 patents worldwide, respectively. At December 31, 2025 and 2024, we had 258 and 300 pending patent applications worldwide, respectively. The principal issued patents covering aspects of our various technologies will expire at varying times through the year 2034.
In addition, we are a party to various licenses that have had the effect of broadening the range of the patents, patent applications and other intellectual property available to us.
We have also entered into licensing or cross-licensing arrangements with various companies in the U.S. and other countries that enable those companies to utilize our technologies in their products or that enable us to use their technologies in our products. Under certain of these licenses, we are entitled to receive, or we are obligated to pay, royalties for the sale of licensed products in the U.S. or in other countries. The amount of such royalties was not material to our annual results of operations or financial position for the three-year period ended December 31, 2025.

We believe that, while our patents and licenses provide us with a competitive advantage, our success also depends on our marketing, business development, applications know-how and ongoing R&D efforts. Accordingly, we believe the expiration of any of the patents, patent applications, or licenses discussed above would not be material to our business or financial position.

Competition

Our competitive edge is built on innovation, uncompromising quality, and exceptional customer service. We aim to outpace our competitors through the breadth of our portfolio, the strength of our engineering teams, our deep application expertise, robust supply chain, and our uncompromising global services team.

We differentiate ourselves through a fully integrated ecosystem of hardware, materials, software, and application engineering, supported by advanced manufacturing operations. This allows customers to co-develop, validate, and industrialize complex applications, significantly reducing development cycles and de-risking the path to scaled production.

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
We believe that our future success depends on our ability to provide high-quality solutions, introduce new products and services to meet evolving customer needs and market opportunities, and to extend our technologies to new applications. Accordingly, our ongoing R&D programs are intended to enable us to continue technological advancements and develop innovative new solutions for the marketplace.

Sustainability

Our mission is to transform manufacturing for a better future by delivering additive manufacturing solutions through innovative 3D printing technologies. Innovation is core to who we are and how we work. Our solutions enable customers to meet key product needs and advance their business models.
Guided by our mission, we address risks and consider our impact on climate change, the circular economy, and social, economic and health challenges globally as we design and execute our sustainability strategy. Our sustainability strategy is organized into four pillars: Empowering Innovation Through Our People, Evolving the Future of Manufacturing, Advancing Customer Solutions, and Upholding Responsible Business Practices.

Empowering Innovation Through Our People

We are focused on empowering innovation through our people to drive industry-leading solutions and maintain a competitive position in additive manufacturing. We leverage core talent strategies to develop our workforce, attract and retain global talent to advance technological innovation, and support engagement of our employees worldwide. These strategies include investing in programs that provide opportunities for professional development, growth, and collaboration, while fostering a work environment that emphasizes engagement, belonging, and safety.

Evolving the Future of Manufacturing

We are evolving the future of manufacturing by enabling more efficient, circular, and responsible production, while prioritizing product quality and safety in every stage of design and manufacturing. Our additive manufacturing technologies help streamline innovation, manage waste, shorten lead times, and support resilient supply chains. By enabling on-demand and localized production, material reuse, and process efficiency, customers can optimize resource use without compromising performance or reliability. Our capabilities allow customers to design, test, and iterate more quickly, accelerating time-to-market while managing resource consumption and environmental impact.

Advancing Customer Solutions

We provide solutions to empower customers to address their evolving sustainability priorities. Our unique offerings of hardware, software, materials, and services deliver application-specific solutions supported by our global team of application engineers. In healthcare, our solutions support improved patient outcomes through efficient, personalized, and resource-conscious care. Across industrial markets, we deliver solutions that support design optimization, improve manufacturing efficiency from prototyping through full-scale production, and create capabilities for decarbonization-related applications, helping customers achieve more sustainable, resilient, and innovative production.

Upholding Responsible Business Practices

We hold ourselves accountable to operate in a responsible and ethical manner, comply with applicable laws and regulations, and adhere to corporate governance standards to sustain the long-term value of our Company. Our corporate governance framework provides oversight of our sustainability program and related initiatives. We promote a strong culture of integrity and maintain compliance programs addressing global trade, cybersecurity, privacy, and other key risk areas. We also seek to be responsible stewards of the environment by collecting and measuring environmental data to better understand and manage our carbon footprint.

Human Capital

In support of our Company's mission, we remain dedicated to empowering innovation through our people. Our human capital priorities include sourcing and retaining top talent across our teams, with an emphasis on leading edge engineering and technology expertise, advancing talent strategies to drive employee development and career progression, and upholding a safe and healthy work environment at our sites.

As of December 31, 2025, we had 1,418 full-time and part-time employees, compared to 1,833 full-time and part-time employees as of December 31, 2024. We continually evaluate our workforce needs to deliver on our Company's strategic priorities while balancing the cost structure of our business. Refer to the discussion of "2025 Restructuring Plan" in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," as well as Note 22 to our consolidated financial statements, for details regarding our restructuring plans, which included headcount reductions.

Our U.S. employees are not covered by collective bargaining agreements; however, some employees outside the U.S. are subject to local statutory employment and labor arrangements. We have not experienced any material work stoppages and believe that our relations with our employees are satisfactory.

Talent Development

Our Company is advancing additive manufacturing through ongoing product innovation, and as such we recognize the importance of the retention, growth, and development of our employees – employees are necessary to achieving our long-term success. Our goal is to foster a workplace culture and employee experience that drives innovation with purpose, profitable growth, and delivers ‘extraordinary’ to our customers. To do so, we have established programs that provide employees with opportunities to develop, thrive, and connect. We engage directly with employees to provide updates on our strategic priorities and Company progress, as well as solicit feedback through regular communications, global all-hands meetings, and business town hall updates. To address the evolving needs of our business, we perform strategic workforce and succession planning as well as ongoing evaluation of our organizational design, culture, and values.

Engagement and Belonging

Employees span the Americas (60%), EMEA (34%), and APAC (6%) with approximately 40% of our employees located outside the U.S. This global representation promotes broad perspectives, experiences, culture, and backgrounds that enhances our ability to deliver innovative solutions to our customers, in support of our company value to ‘build great teams.’ We execute talent programs throughout the year in support of our commitment to maintain and engage our global workforce.
Throughout an employee’s career with 3D Systems, we are focused on fostering an engaged and purpose-driven culture through various company-wide programs. We are committed to fostering an environment where a sense of belonging is central to how we work across our global teams and support employees with opportunities to grow, contribute, develop, and thrive. Additionally, we engage with our local communities and strive to make a positive impact by supporting them through our 3D Gives Back volunteer program.

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

Operational Health & Safety

We are committed to creating a safe, secure, healthy, and injury-free work environment for our employees, customers, partners, and visitors. Our focus is on reducing significant safety risks and driving a strong safety culture through communication, awareness, and visible leadership. To assist in achieving this commitment, we provide substantial safety trainings and necessary equipment at all facilities, educating and encouraging our employees to proactively identify and eliminate unsafe actions and conditions. We have specific safety programs in place for those working in potentially high-hazard environments. We monitor injury and illness health and safety metrics across our organization to continually evaluate how our safety programs are meeting the needs of our teams.

Available Information

Refer to our website to learn more about our company culture, code of conduct, values, and sustainability initiatives. Our website address is www.3DSystems.com. The information contained on our website is neither a part of, nor incorporated by reference into, this Form 10-K or any other document that we file with or furnish to the Securities and Exchange Commission ("SEC"). We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and other documents that we file with the SEC, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.
Many of our corporate governance materials, including our Code of Conduct, Code of Ethics for Senior Financial Executives and Directors, Corporate Governance Guidelines, current charters of each of the standing committees of the Board of Directors and our corporate charter documents and by-laws are available on our website.

Information about our Executive Officers

The information appearing in the table below sets forth the position or positions held by each of our executive officers and his or her age as of March 9, 2026. All of our executive officers serve at the discretion of the Board of Directors. There are no family relationships among any of our executive officers or directors.

Name and Current Position	Age as of March 9, 2026
Jeffrey A. Graves	64
President and Chief Executive Officer
Phyllis Nordstrom	47
Executive Vice President, Interim Chief Financial Officer and Chief Administrative Officer
Charles W. Hull	86
Executive Vice President and Chief Technology Officer
Reji Puthenveetil	57
Executive Vice President, Additive Solutions and Chief Commercial Officer
Joseph Zuiker	61
Executive Vice President, Engineering and Operations
Andrew W. B. Wright	56
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

Phyllis Nordstrom, Executive Vice President, Interim Chief Financial Officer and Chief Administrative Officer. Ms. Nordstrom has served as Executive Vice President, Chief People Officer and Chief Administrative Officer since August 2021. Effective September 2025, she was appointed as the Company’s Interim Chief Financial Officer. Prior to joining 3D Systems, from May 2016 to July 2021, Ms. Nordstrom was Senior Vice President and Chief Risk & Compliance Officer at MTS Systems Corporation where she was the leader of business ethics, corporate compliance, corporate sustainability, and internal audit and risk management. Over her 25-year career, Ms. Nordstrom has also held leadership roles at PricewaterhouseCoopers, Target, and US Bank.

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

Reji Puthenveetil, Executive Vice President, Additive Solutions and Chief Commercial Officer. Mr. Puthenveetil has served as Executive Vice President, Additive Solutions and Chief Commercial Officer since January 2024. He previously served as Executive Vice President, Industrial Solutions from July 2020 to January 2024. Prior to joining the Company, Mr. Puthenveetil spent 25 years as a management consultant for Group Newhouse helping companies, such as Lockheed Martin, Xcel Energy, Kia Motors, and Thales Group.

Joseph Zuiker, Executive Vice President, Engineering and Operations. Dr. Zuiker has served as Executive Vice President of Engineering and Operations since December 2022. Prior to joining 3D Systems, Dr. Zuiker served as Vice President of Engineering, Operations, and Order Fulfillment for MTS Systems Corporation where he worked from July 2017 until December 2022. Prior to joining MTS Systems, he was Senior Director of Technology for Halliburton Corporation’s Sperry Drilling from September 2011 to July 2016. Dr. Zuiker also worked for General Electric from December 1995 to August 2011 in various roles of increasing responsibility, including General Manager of GE Gasification Technology, and General Manager of GE Hydro Technology. Dr Zuiker is also a Six Sigma Master Black Belt.

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

Certain global macro-economic trends have been adversely impacting the global economic environment and have contributed towards inflationary pressures on many goods, commodities and services. Although inflation has slowed in several major markets, it remains uneven across regions, and the trajectory of slowing inflation remains uncertain. While some central banks, particularly in emerging markets, have begun lowering interest rates, interest rates remain moderately elevated by historical standards. If interest rates remain elevated for an extended period or if combined with adverse economic or geopolitical developments, such conditions could increase recessionary risks in individual countries or regions, or globally. These macro-economic trends have been impacting our target markets, our strategic planning, and our results of operations. For example, elevated interest rates and evolving credit conditions continue to tighten financing availability for certain customers which may adversely affect their ability to purchase our products.
While we believe that we are able to withstand the current adverse macro-economic trends, we continue to monitor the situation, assessing further implications for our operations, supply chain, liquidity, cash flow and customer orders, in an effort to mitigate potential new adverse consequences should they arise. However, there is no assurance that we will succeed at doing so.

Current or future downturns could also have a material adverse impact on our business partners’ stability and financial strength. Given uncertainties associated with these trends in the current macro-economic environment, it is difficult to fully assess the magnitude of their effects on our, and our business partners’, business, financial condition and results of operations. The trends associated with the current economic environment may also have the effect of amplifying many of the other risks described herein.

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

The loss of, continued reduction to, or substantial decline in revenue from larger clients could have a material adverse effect on our revenues, profitability and liquidity.

For the year ended December 31, 2025, two customers within our Healthcare Solutions segment represented 12.2% and 11.4% of our revenue, respectively. For the years ended December 31, 2024 and 2023, one of those customers also represented 16.0% and 15.0% of our revenue, respectively. The further loss of revenue from, deterioration of the financial condition of, or a significant change to the business of these customers could have a material adverse effect on our business, financial condition, and results of operations. Additionally, this exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from two large customers. If we are unable to collect our receivables, or are required to take additional reserves, our results of operations and cash flow from operations will be adversely affected.

Changes in business conditions may cause our goodwill, intangible assets, long-lived tangible assets, or right-of-use assets to become impaired.

Goodwill is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Long-lived assets – consisting of tangible assets, intangible assets, and right-of-use assets – are assessed for recoverability and tested for impairment at the asset group level, and testing is required when circumstances indicate that the carrying value of an asset group is not recoverable. Circumstances that may require goodwill to be tested more frequently than the annual impairment test, or indicate that a long-lived asset group is not recoverable, include a significant adverse change in the business climate, current-period operating or cash flow losses combined with a history of operating or cash flow losses, projections or forecasts that demonstrate continuing losses, or a decision to dispose of a business or product line. We face some uncertainty in our business environment due to a variety of challenges, including changes in customer demand and a recent decline in the trading price of our common stock and market capitalization. While we recorded impairment charges of $145.0 million related to goodwill, intangible assets, tangible assets, and right-of-use assets during 2024 and an impairment charge of $302.8 million related to our goodwill during 2023, we may experience additional unforeseen circumstances that adversely affect the value of these assets and trigger an evaluation of their carrying amounts. Future impairments of goodwill, intangible assets, long-lived tangible assets, or right-of-use assets could materially adversely affect our results of operations and financial condition.

Our quarterly results may fluctuate due to the visibility in our sales cycle, which makes planning and inventory management difficult and future financial results less predictable. Our involvement in collaborative arrangements and the related estimates involved in our revenue recognition also may cause fluctuations in our quarterly results.

Our quarterly sales often have reflected a pattern in which a disproportionate percentage of each quarter’s total sales occur towards the end of the quarter, in particular for sales of hardware products. This uneven sales pattern makes predicting net revenue, earnings, cash flow from operations and working capital for each financial period difficult, increases the risk of unanticipated variations in our quarterly results and financial condition, and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there may be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in each quarter and such orders may be canceled. Furthermore, depending on when they occur in a quarter, developments such as an information systems failure, component pricing movements, component shortages or global logistics disruptions could adversely impact our inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.

In addition, we earn certain of our revenue through collaborative arrangements. We recognize this revenue over time using a cost-to-cost percentage of completion model to measure the progress of the transfer of control. We make estimates impacting the timing of revenue recognition for these projects such as the budget to complete the project and if and when it is appropriate to include milestone payments, which represent variable consideration, in the contract's transaction price. From time to time, the assessment around milestone payments requires management to conclude that it is probable that a significant reversal of the amount of cumulative revenue recognized with respect to a collaborative agreement will not occur as a result of including one or more milestone payments in the arrangement's transaction price. We had a change in estimate for the year ended December 31, 2024, resulting in the reversal of $8.7 million of revenue. Due to the significant judgment involved, our estimates may change again in the future, which could result in additional revenue recognized related to milestone payments to be reversed.

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

We sell complex hardware and software products, materials and services that can contain undetected design and manufacturing defects or errors when first introduced or as enhancements are released that, despite testing, are not discovered until after the product has been installed and used by customers. Sophisticated software and applications, such as those sold by us, may contain "bugs" that can unexpectedly interfere with the software’s intended operation. Defects may also occur in components and products we purchase from third parties. There can be no assurance we will be able to detect and fix all defects in the hardware, software, materials and services we sell. Failure to do so could result in lost revenue, product returns, product liability, delayed market acceptance of those products and services, customer dissatisfaction, claims from distributors, end-users or others, increased end-user service and support costs, and significant warranty claims and other expenses to correct the defects. Additionally, such quality problems may result in a diversion of management time and attention and harm to our reputation.

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

While we believe that, if necessary, we can obtain all the components necessary for our spare parts and materials from other manufacturers, we require any new supplier to become "qualified" pursuant to our internal procedures, which could involve evaluation processes of varying durations. Our spare parts and raw chemicals used in our materials production are subject to various lead times. In addition, at any time, certain suppliers may decide to discontinue production of a part or raw material that we use, or may not have supplies available due to supplier business disruption. Any unanticipated change in the sources of our supplies, or unanticipated supply limitations, could increase production or related costs and consequently reduce margins.

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

Climate-related physical and market risks may disrupt our operations and supply chain, increase our costs, and adversely affect our results of operations and financial condition.

Climate change may increase the frequency and severity of extreme weather events, contribute to higher average temperatures and result in a greater number of extreme heat days. These conditions may disrupt our operations or those of our third-party suppliers, including by damaging or impairing manufacturing facilities, transportation networks, utilities or other infrastructure on which we or our suppliers rely. Such disruptions could interfere with production schedules, delay shipments, limit the availability of key inputs or otherwise adversely affect our ability to operate efficiently.

Sustained higher average temperatures and related chronic climate conditions also may affect the quality of our products during manufacturing, storage or shipment. Despite efforts to monitor and control production and logistics conditions, we may be unable to prevent adverse effects on product quality associated with rising average temperatures or extreme heat. Such impacts could result in increased costs, reduced efficiency, production delays, customer dissatisfaction or other operational challenges.

Rising average temperatures may also increase demand for energy required to heat or cool our manufacturing facilities and those of our suppliers. Increased energy usage or higher energy prices could raise our operating and production costs and affect supply chain efficiency. In addition, climate-related impacts on the cost and availability of raw materials and rare minerals used in our products may require design changes, sourcing adjustments or other operational modifications. These changes could increase costs, extend production timelines, or otherwise adversely affect our business.

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

We are furthermore subject to extensive environmental, health and safety laws, regulations and permitting requirements in multiple jurisdictions due to our use of chemicals and production of waste materials as part of our operations and in connection with the operation of our systems by our customers. In certain cases, the required compliance with health or safety regulations is imposed by our customers themselves. These laws, regulations and requirements (which include the Directive on Waste Electrical and Electronic Equipment of the European Union (EU) and the EU Directive on Restriction of Use of Certain Hazardous Substances) govern, among other things, the generation, use, storage, registration, handling and disposal of chemicals and waste materials, the presence of specified substances in electrical products, the emission and discharge of hazardous materials into the ground, air or water, the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials and the health and safety of our employees. Under these laws, regulations and requirements, we could also be subject to liability for improper disposal of chemicals and waste materials, including those resulting from the use of our systems and accompanying materials by end-users. These or future laws and regulations could potentially require the expenditure of significant amounts for compliance and/or remediation. Materials may face stricter regulations in end markets on end-of-life treatment, which could increase costs, require product redesign, and, if not managed effectively, negatively impact our brand reputation with customers and investors. If our operations fail to comply with such laws or regulations, we may be subject to fines and other civil, administrative or criminal sanctions, including the revocation of permits and licenses necessary to continue our business activities. In addition, we may be required to pay damages or civil judgments in respect of third-party claims, including those relating to personal injury (including exposure to hazardous substances that we generate, use, store, handle, transport, manufacture or dispose of), property damage or contribution claims. Some environmental laws allow for strict, joint and several liabilities for remediation costs, regardless of fault. We may be identified as a potentially responsible party under such laws. If we fail to comply with any such regulations or are subject to related liability, such developments could have a material adverse effect on our business, financial condition and results of operations.

If we do not generate net cash flow from operations and if we are unable to raise additional capital, our financial condition could be adversely affected and we may be unable to execute our business strategy.

The Company believes it has the financial resources needed to meet its anticipated cash requirements during the next twelve months. Cash requirements for periods beyond the next twelve months will depend on, among other things, the Company's profitability, and its ability to manage working capital requirements, and, if needed, its ability to identify and secure other potential sources to fund future working capital needs and meet capital expenditure requirements.

If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, divesting businesses, delaying capital expenditures, reducing the scope of our R&D programs, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive or could include restrictive covenants. Our ability to refinance or otherwise repay our indebtedness may depend on the capital markets and our financial condition at such time, as well as whether we have a sufficient number of shares of authorized common stock available for issuance. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, certain of our current debt agreements do, and any of our future debt agreements may, contain restrictive covenants that may prohibit us from adopting any of these alternatives or which may be violated if any such alternatives prove to be unsuccessful.

The indenture agreement governing our 5.875% convertible senior secured notes due 2030 (the "2030 Notes") includes certain financial covenants, including a requirement to maintain at least $20.0 million in qualified cash. As of December 31, 2025, we were in compliance with all of the covenants included in the 2030 Notes’ indenture agreement. However, if we are unable to generate sufficient cash flow in the future, we may be non-compliant which could result in an event of default, making the 2030 Notes, with an outstanding principal balance of $92.0 million as of December 31, 2025, due immediately. See “—Servicing or refinancing our debt may require a significant amount of cash, and we may not have sufficient cash or the ability to raise the funds necessary to settle conversions of the 5.875% convertible senior secured notes due 2030 (the "2030 Notes") and the 0% convertible senior notes due 2026 (the "2026 Notes") (collectively the "Notes") in cash, repay the Notes at maturity, or repurchase the Notes as required following a fundamental change” below.

The lack of additional capital resulting from any inability to generate cash flow from operations or to raise equity or debt financing could force us to substantially curtail or cease operations and would, therefore, have an adverse effect on our business and financial condition. Furthermore, we cannot provide assurance that any necessary funds, if available, would be available on attractive terms or that they would not have a significantly dilutive effect on our existing stockholders. If our financial condition were to worsen and we become unable to attract additional equity or debt financing or enter into other strategic transactions, we would not be able to execute our business strategy and we could default on our debt obligations, become insolvent or be forced to declare bankruptcy.

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

Servicing or refinancing our debt may require a significant amount of cash, and we may not have sufficient cash or the ability to raise the funds necessary to settle conversions of the 5.875% convertible senior secured notes due 2030 ("the 2030 Notes") and the 0% convertible senior notes due 2026 ("the 2026 Notes") (collectively "the Notes") in cash, repay the Notes at maturity, or repurchase the Notes as required following a fundamental change.

As of December 31, 2025, we had approximately $92.0 million and $3.9 million of outstanding principal of the 2030 Notes and 2026 Notes, respectively. Our ability to service or refinance our remaining indebtedness, including the Notes, or to make cash payments in connection with any conversions of the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, divesting businesses, delaying capital expenditures, reducing the scope of our R&D programs, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive or could include restrictive covenants. Our ability to refinance or otherwise repay our indebtedness may depend on the capital markets and our financial condition at such time, as well as whether we have a sufficient number of shares of authorized common stock available for issuance. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, certain of our current debt agreements do, and any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives or which may be violated if any such alternatives prove to be unsuccessful.

The indenture agreements for the Notes contains covenants, events of default and certain other restrictive provisions. In the past, the Company was non-compliant with certain terms of the 2026 Notes’ indenture agreement because it failed to file its Form 10-K for the fiscal year ended December 31, 2023 ("2023 Form 10-K") and its Form 10-Q for the three months ended March 31, 2024 on time. These defaults did not become an event of default under the terms of the 2026 Notes' indenture agreement given that the Company subsequently filed its 2023 Form 10-K and its Form 10-Q for the three months ended March 31, 2024 in August 2024. The Company did not incur any special interest as a result of the defaults, nor did the 2026 Notes become subject to any other actions by the Trustee or the holders. The 2030 Notes' indenture agreement includes certain financial covenants, including a requirement to maintain at least $20.0 million in qualified cash and a minimum of $75.0 million in accounts receivable and inventory, and we may be required to obtain additional sources of liquidity to comply with such covenants. As of December 31, 2025, we were in compliance with all of the covenants included in the Notes’ indenture agreements. However, we can make no such assurance that we will be able to comply with these or other restrictive covenants in the future. Noncompliance with such covenants could result in an event of default and make the 2030 Notes, with an outstanding principal balance of $92.0 million as of December 31, 2025, due immediately, unless we could obtain an amendment or waiver, which may not be available on commercially reasonable terms or otherwise. If this debt were accelerated, we would not have sufficient funds to repay our debt absent a refinancing, and we cannot provide assurance that we would be able to obtain such a refinancing on commercially reasonable terms or at all.

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

In addition, holders of the Notes have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the applicable indenture governing the respective Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased. Holders of the 2030 Notes also have a one-time put right on June 23, 2028, to require us to repurchase all or a portion of their 2030 Notes for cash at 100% of the principal amount, plus accrued and unpaid interest. If the Notes have not previously been converted or repurchased, we will be required to repay such Notes in cash at maturity.

Our ability to make required cash payments in connection with conversions of the Notes, repurchase the Notes in the event of a fundamental change, or in connection with the holders' put right, or to repay or refinance the Notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. As a result, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase or repay the Notes or pay cash with respect to Notes being converted.

Our operations and business performance could suffer if we are unable to attract and retain senior management or other key employees.

Our success depends largely on our ability to attract, hire, develop, and retain senior management and key employees, such as engineers, scientists, and other key skilled employees supporting our products and services. The engagement and retention of our global teams is dependent on maintaining a culture where our people feel valued, respected, and have equal opportunities for growth and development.

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

While we aim to design, provide, and administer competitive compensation packages to attract and retain top senior management and key talent and engage in regular succession planning for these positions, larger competitors with more resources available to them can make it difficult for us to successfully compete for key talent. If we cannot attract and retain sufficiently qualified talent, such as engineers, scientists, and other technically skilled employees, or have an adequate succession plan in place, we may be unable to develop, commercialize, and sell new or existing products and services.

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

Historically, we have grown both organically and from acquisitions, and we intend to continue to grow in such manner. Our infrastructure will require, among other things, continued development of our financial and management controls and management information systems, management of our sales channel, continued capital expenditures, the ability to attract and retain qualified management personnel and the training of new personnel. We cannot be sure that our infrastructure, systems, procedures, business processes and managerial controls will be scalable to support the growth in our operations. Any delays in, or problems associated with, implementing, or transitioning to, new or enhanced systems, procedures, or controls to support the requirements of our business and operations and to effectively and efficiently integrate acquired operations may adversely affect our ability to meet customer requirements, manage our product inventory, and record and report financial and management information on a timely and accurate basis. These potential negative effects could prevent us from realizing the benefits of an acquisition transaction or other growth opportunity.

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

Our business may be affected by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new standards and practices, any of which could render our existing products and proprietary technology obsolete. Accordingly, our ongoing R&D programs are intended to enable us to maintain technological leadership. We believe, to remain competitive, we must continually identify product needs in the market, effectively define product specifications and performance to satisfy market needs, timely launch new products to market, and effectively execute our sales strategy and go-to-market approach. However, there is a risk that we may not be able to:

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
•Recruit or retain key technology employees, or
•Execute sales strategy to effectively meet customer needs.

If we are unable to meet changing technology and customer needs, our competitive position, revenue, results of operations and financial condition could be adversely affected.

The success of our regenerative medicine efforts depends on developing and commercializing products, either ourselves or in conjunction with development partners, that are subject to technical and market risks.

Our regenerative medicine business requires us to develop products that enable the application of additive manufacturing to human organ transplantation and organ models used for drug discovery and development. These initiatives may require significant investment and the technical achievement of viable product candidates may not be achieved. Despite significant investment requirements, our regenerative medicine efforts may result in only nominal revenue with no guarantee of future revenue growth. Our development efforts remain subject to risks including, but not limited to, ongoing funding commitments from our development partners and unanticipated technical or other hurdles to commercialization. Any products developed through our research efforts are subject to safety, regulatory and efficacy risks that may result in delays to commercialization, cause us to incur additional expenses or fail to achieve commercialization. In addition, any products that achieve commercialization and regulatory approval are subject to market risks including reimbursement from third-party payers and competition from existing or new products that aim to address similar indications. In addition, difficulties in our research efforts may lead to disputes with our strategic partners and other third parties, such as the dispute with former shareholders of Volumetric described under the heading "Termination of Volumetric Milestones Related to Potential Earnout Payments" in Note 22 to the consolidated financial statements.

Regulatory, Legislative and Legal Risk Factors

We are subject to U.S. and other anti-corruption laws, trade controls, economic sanctions, privacy regulations, and other similar laws and regulations. Our failure to comply with these laws and regulations could subject us to civil, criminal and administrative penalties and harm our reputation. Changes in U.S. federal administration priorities, policies or interpretations of these laws may increase compliance costs, create uncertainty, or heighten enforcement risk.

Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and various other foreign jurisdictions. These laws and regulations place restrictions on our operations, trade practices, partners and investments. U.S. federal trade, sanctions, export control and regulatory policies have been subject to increased change and unpredictability in recent years, including the imposition, modification or expansion of tariffs, sanctions, export controls and regulatory requirements, which could adversely affect our business, supply chain, customers and partners.

In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the Foreign Corrupt Practices Act ("FCPA") and United Kingdom Bribery Act (the "Bribery Act"), export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control

("OFAC"), the State Department's Directorate of Defense Trade Controls ("DDTC") and the Bureau of Industry and Security ("BIS") of the Department of Commerce. U.S. enforcement agencies may increase or shift enforcement priorities, investigative activity, penalties or interpretive guidance. As a result of doing business in foreign countries and with foreign customers, we are exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations.

As part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA’s prohibition on providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. In addition, the provisions of the Bribery Act extend beyond bribery of foreign public officials and also apply to transactions with individuals that a government does not employ. Some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. Our presence outside the U.S., including in Brazil, China, India and developing countries, and our development of new partnerships worldwide, could increase the risk of FCPA, OFAC or Bribery Act violations in the future.

As an exporter, we must comply with various laws and regulations relating to the export of products and technology from the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws include the International Traffic in Arms Regulations ("ITAR") administered by the DDTC, the Export Administration Regulations ("EAR") administered by the BIS and trade sanctions against embargoed countries and destinations administered by OFAC. Recent and potential future changes in U.S. export control classifications, licensing requirements, country restrictions, and end-use or end-user rules may limit our ability to sell products, delay shipments, increase compliance costs or require changes to our business practices. The EAR governs products, parts, technology and software which present military or weapons proliferation concerns, so-called "dual use" items, and ITAR governs military items listed on the United States Munitions List. Any failures to comply with these laws and regulations could result in fines, adverse publicity and restrictions on our ability to export our products, and repeat failures could carry more significant penalties.

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

The costs and burdens of compliance with laws and regulations has been and can, in the future, be significant, and we may face investigations and proceedings from governmental entities or third parties in the future.

In October 2017, we received an administrative subpoena from the BIS requesting the production of records in connection with possible violations of U.S. export control laws, including with regard to our former Quickparts.com, Inc. subsidiary. In addition, while collecting information responsive to the above-referenced subpoena, our internal investigation identified potential violations of the ITAR administered by the DDTC and potential violations of the EAR administered by the BIS. On June 8, 2018 and thereafter, we submitted voluntary disclosures to BIS and DDTC identifying potentially unauthorized exports between 2012 and 2017, including to China, of controlled items including technical data. In February 2023, the Company settled these matters with all three agencies. In February 2026, DTCC approved the Company’s spend of the remaining suspended penalty balance, resulting in no further suspended penalty due. On February 20, 2026, the DTCC notified the Company that it has closed the settlement agreement based upon the Company’s completion of all required terms. See Note 20,"Commitments and Contingencies," to our consolidated financial statements.

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

As a result of the circumstances giving rise to the delayed filing of our 2023 Form 10-K, our Form 10-Q for the quarter ended March 31, 2024, our Form 10-Q for the quarter ended June 30, 2024, and the Form 10-Q for the quarter ended September 30, 2024, the Company experienced risks and costs and expects to experience additional risks and costs in the future. The audit of the financial statements included in our 2023 Form 10-K was time-consuming, required the Company to incur additional incremental expenses and affected management’s attention and resources. Further, the measures to strengthen internal controls being implemented continue to require and will likely require in the future greater management time and Company resources to implement and monitor. Although we have now filed our 2023 Form 10-K, our Form 10-Q for the quarter ended March 31, 2024, our Form 10-Q for the quarter ended June 30, 2024, and our Form 10-Q for the quarter ended September 30, 2024, our failure to make these filings in a timely manner has led to further investigation and scrutiny by the SEC, which has been conducting a formal investigation of the Company since April 2022 as a follow on to the previously disclosed SEC voluntary request for documents. Although the Company is currently cooperating with the SEC, the Company cannot predict the ultimate outcome of the SEC’s investigation. Any allegations or adverse findings by the SEC could harm our reputation, negatively impact our stock price and have a material adverse effect on our business, financial condition and results of operations. Moreover, the expense and distraction to management of cooperating with and responding to the SEC could have a material adverse effect on the Company even if the investigation is ultimately closed or resolved in a manner favorable to the Company.

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

Although we defend our intellectual property rights and endeavor to combat unlicensed copying and use of our digital content and intellectual property rights through a variety of techniques, preventing unauthorized use or infringement of our rights ("piracy attacks") is inherently difficult. If our intellectual property becomes subject to piracy attacks, our business may be harmed.

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

Management, including our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Based on its assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025, due to the following material weaknesses.

We did not design and maintain adequate controls within the revenue process to address the determination of standalone selling price (“SSP”) and allocation of the transaction price to separate performance obligations for revenue accounting. Additionally, we did not design and maintain adequate controls over the accounting treatment for market-based stock compensation awards. The above control deficiencies constitute material weaknesses, either individually or in the aggregate.

As further described in Item 9A, Management's Report on Internal Control over Financial Reporting, remediation actions are underway and are scheduled to be complete within fiscal year 2026. Specifically, we will finalize implementation of our automation tool by documenting control processes and conducting training for our professionals to accurately execute the determination of SSP and allocation of the transaction price. Additionally, we will enhance our controls to support accurate accounting treatment for market-based stock compensation plans.

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

Management

At the management level, our CIO and Chief Information Security Officer (CISO), have extensive cybersecurity knowledge and skills gained from work experience at the Company and other publicly traded companies. Our CIO has worked in the IT industry for numerous private and publicly traded companies for more than 35 years. During this time, he has led both the IT and Cybersecurity efforts. He holds both a bachelor’s degree and an MBA, and has obtained numerous certifications throughout his career, including a Project Management Professional (PMP) and Cisco certified Network Professional (CCNP). Our Head of Cybersecurity has worked in the Cybersecurity industry for more than 22 years. He has also worked in leadership roles at numerous private and public companies, and holds a bachelor’s degree and a Master’s Degree in Cybersecurity. He has obtained numerous certifications, including a Certified Ethical Hacker (CEH), Computer Hacking Forensic Investigator (CHFI), and is a Certified Chief Information Security Officer (C|CISO). He is a founding member of the Carolina CISO leadership network. Together, they have also had extensive training and hands-on experience with quality management, process efficiency, auditing, and security incident management and response. They lead the team responsible for implementing, monitoring, and maintaining cybersecurity, including data protection practices across our business. The CISO receives reports on cybersecurity threats from both our internal and external partners on a regular basis. The Chief Administrative Officer and Chief Executive Officer receive regular reports from the CISO and the CIO on the cyber program and measures implemented by the Company to identify and mitigate cybersecurity risks. Our CIO and CISO work closely with our Company’s Legal and Compliance teams to oversee compliance with legal, regulatory, and contractual security requirements, and also attend meetings with the Audit Committee and the Board that include cybersecurity updates.

Internal Cybersecurity Team

Our internal Cybersecurity Team, led by the CISO, is responsible for the implementation, monitoring, and maintenance of our cybersecurity program, including the Company’s data protection practices. Reporting to our CISO are a number of experienced and trained information security professionals who have previous work experience and educational backgrounds in information technology and security, and who also have industry recognized cybersecurity certifications. In addition to our internal cybersecurity capabilities, we also utilize a number of third-party experts to assist with assessing, identifying, and managing our cybersecurity risks.

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

We have adopted a Cybersecurity Incident Response Plan (the "IRP") to provide a standardized framework for responding to and escalating security incidents. The IRP sets out a coordinated approach to investigating, containing, documenting, and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as needed.

Material Cybersecurity Risks, Threats & Incidents

To date, risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition, but we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to have such an affect. Additional information on cybersecurity risks we face can be found in Part I, Item 1A "Risk Factors" of this Report under the heading "Our business could be adversely impacted in the event of a failure of our information technology infrastructure or a successful cybersecurity incident," which should be read in conjunction with the foregoing information.
Item 2. Properties

Our headquarters are located in Rock Hill, South Carolina. As of December 31, 2025, we own minimal facilities, and we lease facilities in the Americas, EMEA, and APAC. Our leased facilities support our Healthcare Solutions segment, Industrial Solutions segment, and Corporate functions and consist of office space, manufacturing facilities, and warehouse or storage space that supports the distribution of our products.

Item 3. Legal Proceedings

Information relating to legal proceedings is included under the header "Other Commitments - Government Settlement" and "Litigation" in Note 20 to the consolidated financial statements in Item 8 of this Form 10-K, which is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "DDD."

As of March 2, 2026, our outstanding common stock was held by approximately 1,111 stockholders of record. This figure does not reflect the beneficial ownership of shares held in a nominee's name.

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
The indenture governing our 2030 Notes currently restricts our ability to declare and pay dividends on our common stock, and our ability to do so may be further restricted by the provisions of credit agreements or other financing documents that we may enter into in the future or the terms of securities that we may issue from time to time.

Issuer Purchases of Equity Securities

During the year ended December 31, 2025, we did not sell or issue any unregistered equity securities except those already reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities in the open market during 2025; however, shares of common stock were surrendered to us for payment of tax withholding obligations in connection with the vesting of restricted stock awards and units pursuant to our Amended and Restated 2015 Incentive Stock Plan. Additionally, in June 2025, we completed a series of strategic transactions that included the repurchase of 8.0 million shares of our common stock in a series of privately negotiated transactions with purchasers of the 2026 Notes, at a price of $1.87 per share. For information regarding the securities authorized for issuance under our equity compensation plans, see "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters–Equity Compensation Plans" in Item 12 of this Form 10-K. Also, see Note 15 to the consolidated financial statements in Item 8 of this Form 10-K.

Issuer purchases of equity securities

	Total number of shares (or units) purchased		Average price paid per share (or unit)
October 1, 2025 - October 31, 2025	60,990		$2.86
November 1, 2025 - November 30, 2025	2,117		2.08
December 1, 2025 - December 31, 2025	8,352		1.95
Total	71,459	[a]	$2.73	[b]
a.Represents shares of common stock surrendered to us for payment of tax withholding obligations in connection with the vesting of restricted stock awards and units.
b.The average price paid reflects the average market value of shares withheld for tax purposes.

Stock Performance Graph

The graph below shows, for the five years ended December 31, 2025, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2020 in our common stock. For purposes of the graph, cumulative total return assumes the reinvestment of all dividends. The graph compares such return with those of comparable investments assumed to have been made on the same date in (a) the NYSE Composite Index, and (b) the S&P Small-Cap 600 Information Technology Index, which are published market indices with which we are sometimes compared.

Although total return for the assumed investment assumes the reinvestment of all dividends on December 31 of the year in which such dividends were paid, we paid no cash dividends on our common stock during the periods presented.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

3D Systems Corporation
NYSE Composite Index
S&P Small-Cap 600 Information Technology Index
DOLLARS
250
200
150
100
50
—
12/20
12/21
12/22
12/23
12/24
12/25

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
3D Systems Corporation	$100	$206	$71	$61	$31	$17
NYSE Composite Index	100	121	109	124	144	170
S&P Small-Cap 600 Information Technology Index	100	127	98	119	118	141

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our consolidated financial statements, and notes thereto, included in Item 8 of this Form 10-K. Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. See "Risk Factors" in Part I, Item 1A and "Forward-Looking Statements." All amounts are in thousands, except share and per share amounts, or as otherwise indicated.

For discussion related to our results of operations and changes in financial condition for fiscal 2024 compared to fiscal 2023, refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") in our fiscal 2024 Form 10-K. Our fiscal 2024 Form 10-K was filed with the SEC on March 27, 2025.

Business Overview

3D Systems Corporation ("3D Systems" or the "Company" or "we," "our" or "us") markets our products and services through subsidiaries in North America and South America ("Americas"), Europe and the Middle East ("EMEA") and Asia Pacific and Oceania ("APAC"). We provide comprehensive 3D printing and digital manufacturing solutions, including 3D printers for plastics and metals, materials, software, and services, including maintenance, advanced manufacturing and applications engineering.

Our solutions support advanced applications in two key industry verticals which are our reportable segments: Healthcare Solutions (which includes dental, medical devices, personalized health services and regenerative medicine) and Industrial Solutions (which includes aerospace, defense, transportation and general manufacturing). We have more than 35 years of experience and expertise, which have proven vital to our development of an ecosystem and end-to-end digital workflow solutions that enable customers to optimize product designs, transform workflows, bring innovative products to market and drive new business models.

Recent Developments

2025 Restructuring Plan
In March 2025, the Company authorized the next phase of its multi-faceted cost savings and restructuring initiative (the "2025 Restructuring Plan"). The 2025 Restructuring Plan includes initiatives to deliver sustainable growth and profitability, enabled by a streamlining of both infrastructure and business processes, while consistently investing in core research and development ("R&D") activities to support long-term growth opportunities. Additionally, in May 2025, in response to the uncertain macroeconomic environment, the Company announced an incremental cost reduction initiative focused on labor force reductions to deliver incremental cost savings.
We incurred $8.5 million in severance and termination benefit costs related to headcount reductions during the year ended December 31, 2025. These costs were primarily cash charges and were generally recognized when probable and estimable consistent with the Company’s past practices or statutory law. The Company does not expect to incur significant additional restructuring charges in 2026 related to the 2025 Restructuring Plan.

Divestitures

In December 2024, the Company entered into a definitive agreement with Hexagon AB for the sale of its Geomagic software business ("Geomagic"), which was included in our Industrial Solutions segment. On April 1, 2025, the Company completed the sale of Geomagic and received $119.4 million in cash, which reflected applicable purchase price adjustments. The Company recorded a pre-tax gain of $125.7 million from the sale of Geomagic in the year ended December 31, 2025.

In September 2025, the Company entered into a definitive agreement for the sale of its 3DXpert and Oqton businesses to Hubb Global Holdings, LLC. On October 31, 2025, the Company completed the sale of the 3DXpert and Oqton businesses for $3.3 million in cash, which reflected applicable purchase price adjustments, plus a revenue-based royalty receivable which had a present value of $7.1 million.

Neither of these divestitures is presented as discontinued operations in the consolidated financial statements because they do not represent a strategic shift that will have a major impact on the Company's operations.

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
RESULTS OF OPERATIONS
Comparison of Results of Operations

	Year Ended December 31,
(in thousands)	2025	2024	Change
Revenue	$386,902	$440,121	$(53,219)
Cost of sales	255,857	275,943	(20,086)
Selling, general and administrative expenses ("SG&A")	161,331	210,132	(48,801)
Research and development expenses ("R&D")	65,037	86,479	(21,442)
Asset impairment charges	760	144,967	(144,207)
Loss from operations	$(96,083)	$(277,400)	$181,317

Revenue

The following table sets forth changes in our revenue for the year ended December 31, 2025.

(Dollars in thousands)	Products		Services		Total
Revenue — year ended December 31, 2024	$279,178		$160,943		$440,121
Change in revenue:
Volume	(56,138)	(20.1)%	439	0.3%	(55,699)	(12.7)%
Price/mix	(3,025)	(1.1)%	—	—%	(3,025)	(0.7)%
Foreign currency translation	3,390	1.2%	2,115	1.3%	5,505	1.3%
Net change	(55,773)	(20.0)%	2,554	1.6%	(53,219)	(12.1)%
Revenue — year ended December 31, 2025	$223,405		$163,497		$386,902

For the year ended December 31, 2025, revenue decreased $53.2 million, or 12.1%, compared to the year ended December 31, 2024. The decrease in revenue was primarily due to a decline in product revenue of $55.8 million driven by lower materials volume to customers in the dental, service bureaus, and jewelry markets, and the impact of divestitures. Service revenue increased $2.6 million due to increased volume and the impact of foreign currency translation which was partially offset by the impact of the divestitures. Service revenue for the year ended December 31, 2024 was also impacted by an $8.7 million reversal of revenue due to a cumulative catch-up adjustment under a collaboration arrangement as the Company determined that incremental revenue attributable to milestone payments that are contingent upon the achievement of contractual development criteria are no longer probable of being earned.

Cost of sales and gross profit

	Year Ended December 31,
	2025		2024		Change in Gross Profit		Change in Gross Profit Margin
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	$	%	Percentage Points	%
Products	$72,260	32.3%	$103,319	37.0%	$(31,059)	(30.1)%	(4.7)	(12.7)%
Services	58,785	36.0%	60,859	37.8%	(2,074)	(3.4)%	(1.8)	(4.8)
Total	$131,045	33.9%	$164,178	37.3%	$(33,133)	(20.2)%	(3.4)	(9.1)%

For the year ended December 31, 2025, cost of sales decreased to $255.9 million compared to $275.9 million for the year ended December 31, 2024. This decline was primarily attributable to a lower volume of printer and material sales. Gross profit for the year ended December 31, 2025 decreased $33.1 million, or 20.2%, compared to the year ended December 31, 2024. The decrease in gross profit was primarily due to a combination of lower materials sales volumes and the impact of the divestitures. Gross profit margin decreased to 33.9% for the year ended December 31, 2025 compared to 37.3% for the year ended December 31, 2024, primarily due to the divestitures and lower sales volumes.

Selling, general and administrative expenses

For the year ended December 31, 2025, SG&A decreased $48.8 million, or 23.2%, compared to the year ended December 31, 2024. The year-over-year decline in SG&A was primarily due to:

•$21.3 million decrease in compensation and benefits expense primarily related to lower compensation expense due to the impact of our restructuring actions and lower stock-based compensation expense;

•$19.0 million decrease in third-party service provider and consulting costs due to the increased cost to complete our fiscal 2023 audit during the year ended December 31, 2024, and decreased legal fees; and

•$10.2 million decrease in intangible asset amortization expense due to lower intangible asset balances in 2025 because of the impairment charges assessed during the quarter ended September 30, 2024, as described further below;

•partially offset by a $4.7 million increase due to severance costs associated with our restructuring actions.

Research and development expenses

For the year ended December 31, 2025, R&D decreased $21.4 million, or 24.8%, compared to year ended December 31, 2024. The year-over-year decline in R&D was primarily due to:

•$15.8 million decrease in compensation and benefits expense and other R&D expenses primarily due to improved operating efficiency and cost reductions realized from our restructuring activities.

Asset impairment charges

During the year ended December 31, 2025, the Company recognized a $0.6 million impairment of a right of use asset related to a lease of a facility that was exited as part of its 2025 Restructuring Plan and could not be subleased. The impairment is included within Asset impairment charges in our consolidated statements of operations.

During the year ended December 31, 2024, the Company recognized a goodwill impairment charge of $101.4 million related to the Healthcare Solutions reporting unit. This charge resulted from an interim impairment test performed during the three months ended September 30, 2024, which indicated the reporting unit's carrying value exceeded its fair value due to revised long-range cash flow forecasts prepared during the Company’s annual planning process. The impairment is included within Asset impairment charges in our Consolidated Statements of Operations.

In addition, during the year ended December 31, 2024, the Company recorded an aggregate impairment charge of $42.3 million, within Asset impairment charges in our Consolidated Statements of Operations, as a result of concluding that the carrying value of the primary asset group underlying the Company's core operations exceeded the fair value of the asset group as of September 30, 2024. Of this amount, $31.2 million was allocated to intangible assets, $5.9 million to property and equipment and $5.2 million to right-of-use assets.

Non-operating income

The following table sets forth the components of non-operating income:

	Year Ended December 31,
(in thousands)	2025	2024	Change
Foreign exchange gain, net	$3,637	$2,452	$1,185
Interest income	3,956	7,302	(3,346)
Interest expense	(5,162)	(2,564)	(2,598)
Gain on disposition	139,590	—	139,590
Other income, net	3,654	20,214	(16,560)
Total non-operating income	$145,675	$27,404	$118,271

Foreign exchange gain, net

Foreign exchange gain, net increased by $1.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to realized and unrealized gains resulting from the settlement of receivables and payables in a currency other than the subsidiaries functional currency.

Interest income

Interest income decreased $3.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 due to the Company's lower cash and cash equivalent balances.

Interest expense

Interest expense increased by $2.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to interest expense related to the 5.875% convertible senior secured notes due 2030 (the "2030 Notes") entered into in the second quarter of 2025.

Gain on disposition

The gain on disposition of $139.6 million for the year ended December 31, 2025 was due to the sale of the Geomagic business on April 1, 2025 ($125.7 million) and the 3DXpert and Oqton businesses on October 31, 2025 ($13.9 million).

Other income, net

Other income, net, decreased $16.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a higher gain on the repurchase of debt in the year ended December 31, 2024.

Income Taxes

For the years ended December 31, 2025 and 2024, we reported income tax expense of $14.9 million and $2.2 million, respectively. The Company's effective tax rates for both years were significantly below blended U.S. and foreign jurisdictions' statutory tax rates primarily due to the Company's reported losses and the recognition of a full deferred tax asset valuation allowance in various jurisdictions in both years. Additionally, the year ended December 31, 2025 was impacted by a gain recognized in connection with the divestiture of Geomagic and some foreign return to provision adjustments recorded in the period.

Segment Results

The following table presents the revenue and gross profit amounts reported by each of our segments for the years ended December 31, 2025 and 2024:

	Segment Revenue			Segment Gross Profit
	Year Ended			Year Ended
(in thousands)	December 31, 2025	December 31, 2024	Change	December 31, 2025	December 31, 2024	Change
Healthcare Solutions	$179,589	$189,736	$(10,147)	$71,806	$73,499	$(1,693)
Industrial Solutions	207,313	250,385	(43,072)	59,239	90,679	(31,440)
Total Company	$386,902	$440,121	$(53,219)	$131,045	$164,178	$(33,133)

Healthcare Solutions

Revenue

For the year ended December 31, 2025, Healthcare Solutions revenue decreased $10.1 million, or 5.3%, compared to the year ended December 31, 2024. This decrease in segment revenue was primarily due to a decline in product revenue of $22.4 million. The decline in product revenue was primarily due to lower material sales in the dental market, driven by lower volumes with a key customer. The decline in product revenue was partially offset by a $12.3 million increase in services revenue driven by higher personalized healthcare solutions revenue and parts manufacturing which was partially offset by a decline in printer services. Service revenue for the year ended December 31, 2024 was impacted primarily by an $8.7 million reversal of revenue due to a cumulative catch-up adjustment under a collaboration arrangement as the Company determined that incremental revenue attributable to milestone payments that are contingent upon the achievement of contractual development criteria are no longer probable of being earned.

Gross Profit

For the year ended December 31, 2025, Healthcare Solutions gross profit decreased $1.7 million, or 2.3%, compared to the year ended December 31, 2024. The decrease in segment gross profit was primarily due to lower sales volumes which was partially offset by favorable price/mix.

Industrial Solutions

Revenue

For the year ended December 31, 2025, Industrial Solutions revenue decreased $43.1 million, or 17.2%, compared to the year ended December 31, 2024. The decrease in revenue was related to a decrease in printer and materials revenue of $33.3 million primarily related to reduced volumes in the service bureaus and jewelry markets and the impact of divestitures, partially offset by increased sales in the aerospace and defense market. Service revenue decreased by $9.8 million primarily due to the impact of divestitures in the year ended December 31, 2025.

Gross Profit

For the year ended December 31, 2025, Industrial Solutions gross profit decreased $31.4 million, or 34.7%, compared to the year ended December 31, 2024. The decrease in segment gross profit was primarily due to the impact of the divestitures, unfavorable price/mix and lower sales volumes.

Liquidity and Capital Resources

The following table sets forth the Company's operating working capital at December 31, 2025, and 2024.

			Change
(Dollars in thousands)	December 31, 2025	December 31, 2024	$	%
Cash and cash equivalents	$95,635	$171,324	$(75,689)	(44.2)%
Accounts receivable, net	83,806	101,471	(17,665)	(17.4)%
Inventories	127,496	118,530	8,966	7.6%
	306,937	391,325	(84,388)	(21.6)%
Less:
Current operating lease liabilities	11,583	9,514	2,069	21.7%
Accounts payable	41,017	41,833	(816)	(2.0)%
Accrued and other liabilities	46,656	45,488	1,168	2.6%
	99,256	96,835	2,421	2.5%
Operating working capital	$207,681	$294,490	$(86,809)	(29.5)%

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

At December 31, 2025, cash and cash equivalents totaled $95.6 million and decreased $75.7 million since December 31, 2024. This decrease resulted primarily from the repayment of long-term debt of $170.0 million, cash used in operations of $87.8 million, share repurchases of $15.0 million and capital expenditures of $9.9 million, which were partially offset by proceeds from sales of assets and businesses of $122.7 million and proceeds from borrowings of $92.0 million.

In order to reduce our current debt obligations, in December 2025, the Company entered into separate, privately negotiated agreements with a limited number of existing holders (the "Transaction Participants") of the Company’s 2026 Notes to exchange $30.8 million aggregate principal amount of 2026 Notes held by the Transaction Participants for an aggregate of 16,625 thousand shares of the Company’s common stock, par value $0.001 per share ("the Exchange"). Immediately following the Exchange, $3.9 million in aggregate principal amount of the 2026 Notes remained outstanding. The Exchange was primarily a non-cash transaction.

Cash held outside the U.S. at December 31, 2025 was $33.0 million, or 34.5% of total cash and cash equivalents, compared to $63.8 million, or 37.3% of total cash and cash equivalents at December 31, 2024. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant federal and state taxes. However, these dividends are subject to foreign withholding taxes that are estimated to result in the Company incurring tax costs in excess of the cost to obtain cash through other means. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See "Cash flow" discussion below.

Cash flow

The Company currently funds its operations, including working capital requirements, capital expenditures and investments by using cash; cash equivalents; cash flow from operations, which can vary widely from quarter to quarter; and financing activities, as necessary. We expect that cash flow from operations, cash and cash equivalents, and other sources of liquidity, such as issuing equity or debt securities, subject to market conditions, will be available and sufficient to meet all our cash requirements over the next twelve months. Cash requirements for periods beyond the next twelve months will depend on, among other things, the Company's profitability and its ability to manage working capital requirements and, if needed, its ability to identify and secure other potential sources to fund future working capital needs and meet capital expenditure requirements. See "Risk Factors—Operational & Financial Risk Factors—If we do not generate net cash flow from operations and if we are unable to raise additional capital, our financial condition could be adversely affected and we may be unable to execute our business strategy."

We are subject to a financial covenant under the 2030 Indenture (as defined below) requiring us to maintain at least $20.0 million in qualified cash. As of December 31, 2025, we were in compliance with the covenants included in the 2030 Indenture. However, if we are unable to generate sufficient cash flow in the future, we may be non-compliant which could result in an event of default making the 2030 Notes, with an outstanding principal balance of $92.0 million as of December 31, 2025, due immediately. See "Risk Factors—Operational & Financial Risk Factors—Servicing or refinancing our debt may require a significant amount of cash, and we may not have sufficient cash or the ability to raise the funds necessary to settle conversions of the 5.875% convertible senior secured notes due 2030 (the "2030 Notes") and the 0% convertible senior notes due 2026 (the "2026 Notes") (collectively the "Notes") in cash, repay the Notes at maturity, or repurchase the Notes as required following a fundamental change."

The following is a summary of the changes in the Company’s cash flows, followed by a brief discussion of these changes:

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024	Change
Net cash used in operating activities	$(87,828)	$(44,887)	$(42,941)
Net cash provided by (used in) investing activities	108,990	(19,025)	128,015
Net cash used in financing activities	(101,667)	(91,265)	(10,402)

Operating Activities

Cash flows used in operating activities were $87.8 million during the year ended December 31, 2025, an increase of $42.9 million, as compared to the year ended December 31, 2024. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Year-over-year decrease of $56.8 million in operating cash flows from net earnings, net of non-cash items due to unfavorable business performance and restructuring actions.

•The aggregate changes in trade accounts receivable, inventory, and trade accounts payable provided $0.5 million of cash during the year ended December 31, 2025 as compared to providing $3.6 million during the prior year comparable period. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.

•The aggregate change in prepaid expenses, other assets, accrued expenses, and other liabilities used $31.6 million in the year ended December 31, 2025 as compared to providing $2.6 million in the prior year comparable period. The year-over-year changes were driven by the timing of accruals and payments and tax-related amounts.

Investing Activities

Net cash provided by investing activities was $109.0 million during the year ended December 31, 2025, an increase of $128.0 million, as compared to the year ended December 31, 2024, driven primarily by proceeds from the sale of the Geomagic business.

Financing Activities
Net cash used in financing activities was $101.7 million during the year ended December 31, 2025, an increase of $10.4 million, as compared to the year ended December 31, 2024, driven primarily by net repayments of long-term debt of $84.1 million and stock repurchases of $15.0 million in the year ended December 31, 2025 as compared to net repayments of long-term debt of $87.2 million in the year ended December 31, 2024. There were no stock repurchases during the year ended December 31, 2024.

Material Cash Requirements

The Company's material cash requirements consist of the following contractual commitments and other obligations:

Indebtedness

Convertible senior secured notes due 2030

Pursuant to an indenture dated June 23, 2025 (the "2030 Indenture"), the Company issued $92.0 million aggregate principal amount of 5.875% convertible senior secured notes due 2030 (the "2030 Notes") in a private placement to a limited number of qualified institutional buyers. The net proceeds from the 2030 Notes, along with $78.0 million of cash on hand, were used to repurchase an aggregate principal amount of $179.7 million of the Company's outstanding 0% convertible senior notes due 2026 (the "2026 Notes").

The 2030 Notes are senior secured obligations, guaranteed by certain U.S. subsidiaries of the Company (the "Note Parties"), and bear interest semiannually at a rate of 5.875%, payable on June 15 and December 15 of each year, beginning December 15, 2025. The 2030 Notes are secured on a first-priority basis by substantially all assets of the Note Parties, subject to certain exceptions (including with respect to the intellectual property of the Note Parties; provided that, certain breaches by the Company or any of its subsidiaries of the limitation on liens covenant in the 2030 Indenture with respect to liens on its intellectual property will cause the 2030 Notes to automatically become secured by a prior security interest in all the intellectual property of the Note Parties). The 2030 Indenture also includes certain financial covenants, including a requirement for the Note Parties to maintain certain minimum cash, accounts receivable and inventory balances each quarter. Under the original 2030 Indenture, as of the last day of each fiscal quarter, the Note Parties were required to maintain at least $40.0 million in qualified cash and a minimum of $75.0 million in accounts receivable and inventory, and the Company was required to maintain at least $16.8 million in restricted cash until certain conditions were satisfied.

In December 2025, the Company entered into a second supplemental indenture (the "Second Supplemental Indenture") to the 2030 Indenture, where certain restrictions were amended in exchange for cash payments in an aggregate amount of approximately $1.8 million paid to the holders of the 2030 Notes. The Second Supplemental Indenture amended the minimum cash requirement to require the Note Parties to maintain at least $20.0 million in qualified cash as of the last day of each fiscal quarter, removed the restricted cash account covenant and released the related lien on the restricted cash amount.

The initial conversion rate was 445.6328 shares per $1,000 principal amount, equivalent to a conversion price of approximately $2.24 per share, which reflected a 20% premium over the $1.87 closing price of the Company’s common stock on June 17, 2025. The 2030 Notes are set to mature on June 15, 2030, unless earlier redeemed, repurchased, or converted in accordance with their terms.

Prior to March 15, 2030, the 2030 Notes are only convertible upon the occurrence of certain events and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
The 2030 Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the election of the Company.

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

The effective interest rate on the 2030 Notes is 8.6%, inclusive of original issue discounts, commissions, and offering expenses.

Convertible senior notes due 2026

The 2026 Notes were issued pursuant to an indenture dated November 16, 2021 (the "2026 Indenture") between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the "Trustee"), in an initial aggregate principal amount of $460.0 million. Although the 2026 Notes do not bear regular interest and their principal does not accrete, they have an annual effective interest rate of 0.594%, reflecting original issue discounts, commissions, and offering expenses. The 2026 Notes had an initial conversion rate of 27.8364 shares of common stock per $1 principal amount of Notes (which is subject to adjustment in certain circumstances). This is equivalent to an initial conversion price of approximately $35.92 per share. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the 2026 Indenture. The 2026 Notes are scheduled to mature on November 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with their terms.

Prior to August 15, 2026, the 2026 Notes are only convertible upon the occurrence of certain events and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will pay cash for the principal portion of the 2026 Notes being converted and may elect to settle the remainder of its conversion obligation, if any, in excess of the principal amount in cash, shares of the Company’s common stock or a combination of cash and shares of common stock.

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

At December 31, 2025, we had $96.0 million of outstanding principal, comprised of $3.9 million of 2026 Notes classified as a current liability and $92.0 million of the 2030 Notes classified as long-term debt. Management may consider pursuing additional long-term financing if it is appropriate in light of cash requirements for operations or strategic opportunities, which could result in higher financing costs.

Purchase Commitments

We have purchase commitments under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. The Company has purchase commitments in excess of a year primarily related to printer assemblies, inventory, capital expenditures, and software licenses. As of December 31, 2025, such purchase commitments totaled $15.9 million, with $8.1 million expected to be purchased within the next twelve months.

Leases

The Company had operating and financing lease obligations (inclusive of interest) of $87.5 million at December 31, 2025, primarily related to real estate and equipment leases, of which approximately $17.6 million in payments are expected over the next twelve months. For more information on the Company's leases, refer to the consolidated financial statements in Item 8 of this Form 10-K.

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

Sources of Funding to Satisfy Material Cash Requirements

The Company believes it has the financial resources needed to meet its anticipated cash requirements during the next twelve months. Cash requirements for periods beyond the next twelve months will depend on, among other things, the Company's profitability and its ability to manage working capital requirements, and if needed, its ability to identify and secure other potential sources to fund future working capital needs and meet capital expenditure requirements.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). In doing so, we make estimates and assumptions that affect the amounts we reported as assets, liabilities, revenues, expenses, gains and losses, as well as related disclosures of contingent assets and liabilities. In some cases, we reasonably could have applied different estimates and/or assumptions and changes in our accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between our estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting estimates, which we discuss further below. We have reviewed our critical accounting estimates with the Audit Committee of our Board of Directors.

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

We enter into contracts that include various combinations of products and services that are generally capable of being distinct and are accounted for as separate performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price ("SSP"). Judgment is required to determine the SSP for each distinct performance obligation in a contract. For the majority of items, we estimate SSP using historical transaction data. We use a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount to be allocated based on the relative SSP of the various products and services. In instances where SSP is not directly observable, such as when the product or service is not sold separately, we determine the SSP using information that may include market conditions and other observable inputs.

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

We enter into collaborative arrangements that we may be required to account for in accordance with Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers," because our collaboration partner meets the definition of a customer. When these arrangements provide an opportunity for the Company to earn milestone payments based upon the achievement of agreed-upon contract objectives, we must assess if and when it is appropriate to include those milestone payments, which represent variable consideration, in the contract's transaction price. This assessment, which impacts the timing and the amount of revenue recognized under a collaborative arrangement accounted for in accordance with ASC 606, requires management to conclude that it is probable that a significant reversal of the amount of cumulative revenue recognized with respect to a collaborative agreement will not occur as a result of including one or more milestone payments in the arrangement's transaction price, including when any uncertainty associated with the achievement of such milestones is ultimately resolved. The evaluation of when it is appropriate to include amounts earned upon the achievement of milestones in a contract's transaction price requires the application of significant assumptions and judgments, which management reassesses at the end of each reporting period.

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

The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service ("IRS") and other tax authorities which may assert assessments against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of our provision for income taxes.

See Note 2 and Note 17 to the consolidated financial statements in Item 8 of this Form 10-K for further discussion.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost being determined using standard costing, which approximates the first-in, first-out method.

We maintain reserves to reduce the value of inventory based on the lower of cost or net realizable value, including allowances for excess and obsolete inventory. These reserves are based on management’s assumptions about and analysis of relevant factors including current levels of orders and backlog, historical and forecasted demand, market conditions and new products or innovations that diminish the value of existing inventories. If actual market conditions deteriorate from those anticipated by management, additional allowances for excess and obsolete inventory could be required and may be material to our results of operations.

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

See Note 2, Note 6, Note 7, and Note 10 to the consolidated financial statements in Item 8 of this Form 10-K for discussion of the long-lived asset impairment charges recognized during the years ended December 31, 2024 and 2023.

Goodwill

Goodwill represents the amount by which the purchase price paid to consummate a business combination exceeds the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in the business combination. Goodwill is required to be assigned to a reporting unit for purposes of subsequent measurement and, as of December 31, 2025 and 2024, all of our reported goodwill was assigned to our Healthcare reporting unit.

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

See Note 2 and Note 8 to the consolidated financial statements in Item 8 of this Form 10-K for discussion of the goodwill impairment charges recognized during the years ended December 31, 2024 and 2023. Our annual goodwill impairment test performed for the year ended December 31, 2025 did not result in the recognition of a goodwill impairment charge.

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

Foreign exchange rates

Because we conduct our operations in many areas of the world and our transactions are denominated in a variety of currencies, our results of operations, as reported in U.S. dollars, may be significantly affected by fluctuations in rates of exchange between currencies. These fluctuations could be significant. In 2025, approximately 43% of our net sales and a significant portion of our costs are attributable to entities with functional currencies other than the U.S. dollar. We generally are unable to adjust our non-dollar local currency sales prices to reflect changes in exchange rates between the dollar and the relevant local currency. As a result, changes in exchange rates between the U.S. dollar and the Euro, Japanese Yen, British Pound, South Korean Won or other currencies in which we receive sale proceeds have a direct impact on our reported operating results. These impacts are partially offset by expenses incurred in the same currency as the sales. There is normally a time lag between our sales and collection of the related sales proceeds, exposing us to additional currency exchange rate risk.
For the year ended December 31, 2025, a hypothetical change of 10% in foreign currency exchange rates would have caused changes in revenue of $16.5 million, cost of goods sold of $12.3 million, and total operating expenses of $5.8 million, assuming all other variables remained constant.

Commodity prices

We are exposed to price volatility related to raw materials and energy products used in conjunction with our printer assembly and print materials blending processes. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. For the year ended December 31, 2025, a hypothetical 10% change in commodity prices for raw materials would have caused a change to cost of sales of approximately $11.6 million.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025, which is the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses described below.

Notwithstanding the existence of the material weaknesses described below, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with generally accepted accounting principles.

Previously Disclosed Material Weaknesses

We previously identified material weaknesses related to the valuation of long-lived assets for measuring impairments; our financial reporting and close process; and the accounting treatment for certain technical matters. During the fiscal year ended December 31, 2025 we implemented a comprehensive program to remediate the material weaknesses which included expanding resources, enhancing our control activities for business processes, and providing comprehensive training. While we have remediated certain previously reported material weaknesses, we did not fully maintain components of the COSO framework.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025.

Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 Framework"). Based on this assessment, management has concluded we did not maintain effective internal control over financial reporting due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified the following material weaknesses which exist as of December 31, 2025:

We did not design and maintain adequate controls within the revenue process to address the determination of standalone selling price (“SSP”) and allocation of the transaction price to separate performance obligations for revenue accounting. Additionally, we did not design and maintain adequate controls over the accounting treatment for market-based stock compensation awards.
The above control deficiencies constitute material weaknesses, either individually or in the aggregate.

Our independent registered public accounting firm, Deloitte & Touche LLP, who audited the Consolidated Financial Statements included in this Annual Report on Form 10-K issued an adverse opinion on the effectiveness of our internal control over financial reporting. Deloitte & Touche LLP's report is included herein.

Changes in Internal Control Over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Plan for Remediation

We are committed to maintaining strong internal controls over financial reporting. Management, with the oversight of the Audit Committee of the Board of Directors, is taking actions to remediate the material weaknesses described above.

Remediation actions are underway and are scheduled to be complete within fiscal year 2026. Specifically, we will finalize implementation of our automation tool by documenting control processes and conducting training for our professionals to accurately execute the determination of SSP and allocation of the transaction price. Additionally, we will enhance our controls to support accurate accounting treatment for market-based stock compensation plans.

The material weaknesses will not be considered remediated until the new and redesigned controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe the above measures will remediate the control deficiencies identified and strengthen our internal control over financial reporting. As we continue to work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal controls over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

All numbers presented in Part III are presented in dollars, except per share amounts, or as otherwise indicated.

Item 10. Directors, Executive Officers and Corporate Governance

The information required in response to this Item will be set forth in our Proxy Statement for our 2025 Annual Meeting of Stockholders ("Proxy Statement") under the captions "Proposal One: Election of Directors," "Corporate Governance at 3D Systems," "Delinquent Section 16(a) Reports," "Corporate Governance at 3D Systems—Code of Conduct and Code of Ethics," and "Corporate Governance at 3D Systems—Audit Committee."

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report. In addition, with regard to the Company's trading in its own securities, it is our policy to comply with federal securities laws and applicable listing standards.

Item 11. Executive Compensation

The information in response to this Item will be set forth in our Proxy Statement under the captions "Director Compensation," "Executive Compensation Matters," "Corporate Governance at 3D Systems—Compensation Committee," and "Executive Compensation Matters—Compensation Committee Report."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required in response to this Item will be set forth in our Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

Equity Compensation Plans

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2025. For a description of these plans, see Note 15 to the consolidated financial statements in Item 8 of this Form 10-K.

(in thousands, except exercise price)	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights [a]	Number of securities remaining available for future issuance under equity compensation plans [b]
Equity compensation plans approved by stockholders:
Stock options	160	$13.26
Restricted stock units	2,145
Total	2,305		3,959
a.The weighted-average exercise price is only applicable to stock options.
b.The number of securities remaining available for future issuance for stock options, restricted stock units, and stock awards for non-employee directors is approved in total and not individually with respect to these items.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required in response to this Item will be set forth in our Proxy Statement under the captions "Corporate Governance at 3D Systems—Director Independence" and "Corporate Governance at 3D Systems—Related Party Transaction Policy and Procedures."

Item 14. Principal Accounting Fees and Services

The information in response to this Item will be set forth in our Proxy Statement under the caption "Proposal Four: Ratification of the Appointment of Independent Registered Public Accounting Firm —Fees of Independent Registered Public Accounting Firm."

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

2.3	Agreement and Plan of Merger, dated October 27, 2021, by and among 3D Systems Corporation, Volumetric Biotechnologies, Inc., Texans Merger Sub I, Inc., Texans Merger Sub II, Inc., and Fortis Advisors LLC, solely in its capacity as the Stockholders' Representative. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, filed on October 28, 2021.)

2.4
Asset Purchase Agreement, dated December 12, 2024, by and among 3D Systems Corporation, 3D Systems, Inc. and Hexagon Manufacturing Intelligence, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, filed on December 12, 2024.)

2.5
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

4.5
Indenture, dated June 23, 2025, among 3D Systems Corporation, the guarantors party thereto and Wilmington Savings Fund Society, FSB, as trustee and collateral agent. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 24, 2025.)

4.6†	First Supplemental Indenture, dated as of October 1, 2025, between 3D Systems Corporation and Wilmington Savings Fund Society, FSB, as trustee and collateral agent.

4.7	Second Supplemental Indenture, dated as of December 22, 2025, between 3D Systems Corporation and Wilmington Savings Fund Society, FSB, as trustee and collateral agent. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 22, 2025.)
\
4.8	Form of 5.875% Convertible Senior Note due 2030 (included in Exhibit 4.5). (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 24, 2025.)

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

10.23*	3D Systems Corporation Change of Control Severance Policy. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed February 23, 2018.)

10.24*	Employment Agreement, dated May 11, 2020, between 3D Systems Corporation and Dr. Jeffrey A. Graves. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed May 14, 2020.)

10.25*
Employment Agreement, dated October 1, 2020, between 3D Systems Corporation and Reji Puthenveetil. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 5, 2020.)

10.26*
Amendment No. 1 to the Employment Agreement, dated February 22, 2021, between 3D Systems Corporation and Reji Puthenveetil. (Incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 5, 2021.)

10.27*
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

10.29*	Executive Employment Agreement dated December 7, 2022, by and between 3D Systems Corporation and Joseph Zuiker. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on December 9, 2022.)

10.30*
3D Systems Corporation Non-Employee Director Deferred Compensation Plan, dated December 14, 2022. (Incorporated by reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 16, 2023).

10.31*
Executive Employment Agreement dated December 12, 2023, by and between 3D Systems Corporation and Jeffrey Creech. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on December 14, 2023.)

10.32*
Separation Agreement, dated January 11, 2024, by and between 3D Systems Corporation and Andrew M. Johnson. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on January 11, 2024.)

10.33*
Consulting Agreement, dated May 1, 2024, by and between 3D Systems Corporation and Andrew M. Johnson. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed on May 1, 2024.)

10.34*
Consulting Agreement, dated May 1, 2024, by and between 3D Systems Corporation and The Kaminda Group. (Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed on May 1, 2024.)

10.35*	Non-employee Director Compensation Policy, dated October 1, 2024. (Incorporated by reference to Exhibit 10.2 of the Registrants Quarterly Report on Form 10 Q, filed on November 26, 2024.)

10.36*	Form of Exchange and Consent Agreement. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on December 9, 2025.)

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

19
3D Systems Policy Statement Governing Insider Trading (Incorporated by reference to Exhibit 19.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 27, 2025).

21.1†	Subsidiaries of Registrant.

23.1†	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

23.2†	Consent of Independent Registered Public Accounting Firm (BDO USA, P.C.).

31.1†	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 9, 2026.

31.2†	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 9, 2026.

32.1†	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 9, 2026.

32.2†	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 9, 2026.

97.1	3D Systems Corporation Clawback Policy (Incorporated by reference to Exhibit 97.1 of the Registrant’s Form 10-K for the year ended December 31, 2023, filed on August 13, 2024.)

101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because the its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	Inline XBRL Taxonomy Extension Scheme Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

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

3D Systems Corporation
By:	/s/ DR. JEFFREY A. GRAVES
Dr. Jeffrey A. Graves
President, Chief Executive Officer and Director
Date:	March 9, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DR. JEFFREY A. GRAVES	Chief Executive Officer, President and Director	March 9, 2026
Dr. Jeffrey A. Graves	(principal executive officer)

/s/ PHYLLIS NORDSTROM	Interim Chief Financial Officer and Chief Administrative Officer	March 9, 2026
Phyllis Nordstrom	(principal financial and accounting officer)

/s/ CHARLES G. MCCLURE, JR	Chairman of the Board of Directors	March 9, 2026
Charles G. McClure, Jr.

/s/ MALISSIA R. CLINTON	Director	March 9, 2026
Malissia R. Clinton

/s/ CLAUDIA N. DRAYTON	Director	March 9, 2026
Claudia N. Drayton

/s/ THOMAS W. ERICKSON	Director	March 9, 2026
Thomas W. Erickson

/s/ JIM D. KEVER	Director	March 9, 2026
Jim D. Kever

/s/ KEVIN S. MOORE	Director	March 9, 2026
Kevin S. Moore

/s/ DR. VASANT PADMANABHAN	Director	March 9, 2026
Dr. Vasant Padmanabhan

/s/ JOHN J. TRACY	Director	March 9, 2026
Dr. John J. Tracy

3D Systems Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of 3D Systems Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 3D Systems Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholder's equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2026, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue - Stand-Alone Selling Price Determination — Refer to Note 2 and 4 to the financial statements

Critical Audit Matter Description

The Company enters into contracts that include various combinations of products and services that are accounted for as separate performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative stand-alone selling price (“SSP”). Judgment is required to determine the SSP for each distinct performance obligation in a contract. When each of the products and services are sold separately, the Company uses a range of amounts to estimate SSP using observable historical transaction prices and allocates any discount based on the relative SSP of those products and services. In instances where the SSP is not directly observable, such as when the product or service is not sold separately, the SSP is determined using information that may include market conditions, expected cost plus margin, and other observable inputs.

We identified the Company's judgments to determine the SSP for each distinct performance obligation in a contract as a critical audit matter. The determination of SSPs is complex, and performing audit procedures to evaluate SSPs required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to stand-alone selling prices included the following, among others:

•We evaluated the reasonableness of management’s methodology for determining observable and unobservable SSPs.
•We tested the completeness and accuracy of data used in the SSP calculations and the mathematical accuracy of the SSP calculations.
•We tested a sample of the Company’s standalone selling prices and evaluated the reasonableness of the Company’s estimates based on the Company’s available pricing and discounting information.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 9, 2026

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of 3D Systems Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of 3D Systems Corporation and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 9, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

•Management did not design and implement adequate controls within the revenue process to address the determination of standalone selling prices and allocation of the transaction price to separate performance obligations to support revenue accounting.

•Management did not design and maintain adequate controls over the accounting treatment for market-based stock compensation awards.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2025, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 9, 2026

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
3D Systems Corporation
Rock Hill, South Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows of 3D Systems Corporation (the “Company”) for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Charlotte, North Carolina

August 13, 2024, except for Note 19, as to which the date is March 26, 2025.

3D SYSTEMS CORPORATION
Consolidated Balance Sheets

(in thousands, except par value)	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$95,635	$171,324
Accounts receivable, net of reserves — $3,608 and $2,433	83,806	101,471
Inventories	127,496	118,530
Prepaid expenses and other current assets	39,770	34,329
Assets held for sale	—	3,176
Total current assets	346,707	428,830
Property and equipment, net	49,249	51,044
Intangible assets, net	16,614	18,020
Goodwill	15,575	14,879
Operating lease right-of-use assets	45,364	50,715
Finance lease right-of-use assets	7,774	8,726
Long-term deferred income tax assets	2,787	2,063
Other assets	37,658	34,569
Total assets	$521,728	$608,846
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities:
Current portion of long-term debt, net of deferred financing costs	$3,944	—
Current operating lease liabilities	11,583	9,514
Accounts payable	41,017	41,833
Accrued and other liabilities	46,656	45,488
Customer deposits and deferred revenue	17,423	32,010
Liabilities held for sale	—	10,251
Total current liabilities	120,623	139,096
Long-term debt, net of deferred financing costs	86,394	211,995
Long-term operating lease liabilities	45,420	52,527
Long-term deferred income tax liabilities	2,740	2,076
Other liabilities	24,000	25,001
Total liabilities	279,177	430,695
Commitments and contingencies (Note 20)
Redeemable non-controlling interest	2,193	1,958
Stockholders’ equity:
Preferred stock, 5,000 shares authorized; no par value; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value, authorized 220,000 shares; shares issued 145,581 and 135,510 as of December 31, 2025 and 2024, respectively	146	136
Additional paid-in capital	1,620,399	1,593,366
Accumulated deficit	(1,332,360)	(1,362,243)
Accumulated other comprehensive loss	(47,827)	(55,066)
Total stockholders’ equity	240,358	176,193
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$521,728	$608,846

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Revenue:
Products	$223,405	$279,178	$328,731
Services	163,497	160,943	159,338
Total revenue	386,902	440,121	488,069
Cost of sales:
Products	151,145	175,859	203,258
Services	104,712	100,084	88,390
Total cost of sales	255,857	275,943	291,648
Gross profit	131,045	164,178	196,421
Operating expenses:
Selling, general and administrative	161,331	210,132	210,172
Research and development	65,037	86,479	89,466
Asset impairment charges	760	144,967	302,787
Total operating expenses	227,128	441,578	602,425
Loss from operations	(96,083)	(277,400)	(406,004)
Non-operating income (loss):
Foreign exchange gain (loss), net	3,637	2,452	(4,825)
Interest income	3,956	7,302	19,511
Interest expense	(5,162)	(2,564)	(3,301)
Gain on disposition	139,590	—	—
Other income, net	3,654	20,214	32,307
Total non-operating income	145,675	27,404	43,692
Net income (loss) before income taxes	49,592	(249,996)	(362,312)
(Provision) benefit for income taxes	(14,871)	(2,193)	641
Loss on equity method investment, net of income taxes	(4,838)	(3,404)	(1,282)
Net income (loss) before redeemable non-controlling interest	29,883	(255,593)	(362,953)
Less: net loss attributable to redeemable non-controlling interest	—	—	(265)
Net income (loss) attributable to 3D Systems Corporation	$29,883	$(255,593)	$(362,688)

Net income (loss) per common share:
Basic	$0.23	$(1.94)	$(2.79)
Diluted	$0.19	$(1.94)	$(2.79)

Weighted average shares outstanding:
Basic	129,159	131,861	129,944
Diluted	175,514	131,861	129,944

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income (loss) before redeemable non-controlling interest	$29,883	$(255,593)	$(362,953)
Other comprehensive income (loss), net of taxes:
Pension plan adjustment	20	(163)	(386)
Foreign currency translation	7,219	(10,653)	9,630
Unrealized gain on short-term investments	—	—	108
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	220
Total other comprehensive income (loss), net of taxes:	7,239	(10,816)	9,572
Total comprehensive income (loss), net of taxes	37,122	(266,409)	(353,381)
Less: comprehensive loss attributable to redeemable non-controlling interest	—	—	(265)
Comprehensive income (loss) attributable to 3D Systems Corporation	$37,122	$(266,409)	$(353,116)

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024	2023
OPERATING ACTIVITIES
Net income (loss) before redeemable non-controlling interest	$29,883	$(255,593)	$(362,953)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Depreciation and amortization	21,511	33,310	33,413
Accretion of debt discount	1,463	1,378	2,640
Stock-based compensation	9,525	18,457	23,504
Loss on short-term investments	—	—	6
Non-cash operating lease expense	9,974	9,871	9,267
Provision for inventory obsolescence and revaluation	8,201	12,360	6,350
Provision for bad debts	1,810	506	595
(Gain) loss on the disposition of businesses, property, equipment and other assets	(138,569)	2,795	6
Gain on debt extinguishment	(5,484)	(21,518)	(32,181)
Benefit for deferred income taxes and reserve adjustments	(685)	(952)	(2,412)
Loss on equity method investment	4,838	3,404	1,282
Asset impairment charges	760	144,967	304,698
Changes in operating accounts:
Accounts receivable	18,423	(6,376)	(6,186)
Inventories	(14,440)	15,766	(20,555)
Prepaid expenses and other current assets	698	7,049	(7,961)
Accounts payable	(3,472)	(5,812)	(5,526)
Deferred revenue and customer deposits	(8,421)	3,602	1,245
Accrued and other liabilities	(4,518)	(6,187)	(12,933)
All other operating activities	(19,325)	(1,914)	(12,994)
Net cash used in operating activities	(87,828)	(44,887)	(80,695)
INVESTING ACTIVITIES
Purchases of property and equipment	(9,944)	(16,121)	(27,183)
Sales and maturities of short-term investments	—	—	180,925
Proceeds from sale of assets and businesses, net of cash sold	122,681	96	194
Acquisitions and other investments, net of cash acquired	(3,933)	(3,000)	(29,152)
Other investing activities	186	—	—
Net cash provided by (used in) investing activities	108,990	(19,025)	124,784
FINANCING ACTIVITIES
Proceeds from borrowings	92,030	—	—
Debt issuance and amendment costs	(6,132)	—	—
Repayment of borrowings and long-term debt	(169,987)	(87,218)	(100,614)
Stock repurchases	(14,960)	—	—
Taxes paid related to net-share settlement of equity awards	(1,025)	(2,662)	(5,211)
Other financing activities	(1,593)	(1,385)	(644)
Net cash used in financing activities	(101,667)	(91,265)	(106,469)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,724	(5,053)	3,516
Net decrease in cash, cash equivalents and restricted cash	(75,781)	(160,230)	(58,864)
Cash, cash equivalents and restricted cash at the beginning of the year	172,881	333,111	391,975
Cash, cash equivalents and restricted cash at the end of the year	$97,100	$172,881	$333,111

Balances per Consolidated Balance Sheets:
Cash and cash equivalents	$95,635	$171,324	$331,525
Restricted cash included in prepaid expenses and other current assets	126	123	119
Restricted cash included in other assets (a)	1,339	1,434	1,467
Total cash, cash equivalents and restricted cash	$97,100	$172,881	$333,111

Continued on next page

Supplemental cash flow information
Lease assets obtained in exchange for new lease liabilities	$3,483	$6,678	$38,037
Cash interest payments	3,538	1,017	478
Cash income tax payments, net	9,633	5,540	3,898
Transfer of equipment from inventory to property and equipment, net (b)	4,032	1,992	2,098
Exchange of NAMI trade receivables for loan receivable (c)	—	1,960	—
Exchange of assets for investment	1,016	—	—
Conversion of debt to equity	30,773	—	—
Shares issued as debt issuance costs	1,328	—	—

(a)Amounts included in restricted cash as of December 31, 2025, December 31, 2024 and December 31, 2023 includes guarantees in the form of a standby letter of credit as security for a long-term real estate lease.
(b)Inventory is transferred to property and equipment at cost when we require additional machines for training or demonstration or for placement into on demand manufacturing services locations.
(c)During the year ended December 31, 2024, the Company provided $2.0 million to the NAMI joint venture as a short-term loan to finance its working capital and capital expenditures requirements, which was used by the joint venture to pay outstanding trade receivables due to the Company. Refer to Note 9 for further information.

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION
Consolidated statement of Stockholder's Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in thousands, except par value)	Shares	Par Value 0.001
Balance, December 31, 2022	131,207	$131	$1,547,597	$(743,962)	$(53,822)	$749,944
Shares issued, vested & expired under equity incentive plans	3,033	3	—	—	—	3
Shares withheld related to net-share settlement of equity awards	(621)	—	(5,211)	—	—	(5,211)
Stock-based compensation expense	—	—	35,612	—	—	35,612
Net loss attributable to 3D Systems Corp.	—	—	—	(362,688)	—	(362,688)
Pension plan adjustment	—	—	—	—	(386)	(386)
Unrealized loss on short-term investments	—	—	—	—	328	328
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	(479)	—	—	(479)
Foreign currency translation adjustment	—	—	—	—	9,630	9,630
Balance, December 31, 2023	133,619	134	1,577,519	(1,106,650)	(44,250)	426,753
Shares issued, vested & expired under equity incentive plans	2,511	2	—	—	—	2
Shares withheld related to net-share settlement of equity awards	(620)	—	(2,662)	—	—	(2,662)
Stock-based compensation expense	—	—	18,448	—	—	18,448
Net loss attributable to 3D Systems Corp.	—	—	—	(255,593)	—	(255,593)
Pension plan adjustment	—	—	—	—	(163)	(163)
Redeemable non-controlling interest redemption value in excess of carrying value	—	—	61	—	—	61
Foreign currency translation adjustment	—	—	—	—	(10,653)	(10,653)
Balance, December 31, 2024	135,510	136	1,593,366	(1,362,243)	(55,066)	176,193
Shares issued, vested & expired under equity incentive plans	1,184	—	—	—	—	—
Shares withheld related to net-share settlement of equity awards	(434)	—	(1,025)	—	—	(1,025)
Stock-based compensation expense	—	—	10,078	—	—	10,078
Net income attributable to 3D Systems Corp.	—	—	—	29,883	—	29,883
Pension plan adjustment	—	—	—	—	20	20
Foreign currency translation adjustment	—	—	(132)	—	7,219	7,087
Retirement of Treasury Shares	(8,000)	(8)	(14,952)	—	—	(14,960)
Shares Issued for Convertible Debt	17,321	18	33,064	—	—	33,082
Balance, December 31, 2025	145,581	$146	$1,620,399	$(1,332,360)	$(47,827)	$240,358

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION
Notes to the Consolidated Financial Statements

NOTE 1 - OVERVIEW AND BASIS OF PRESENTATION

Nature of Business
3D Systems Corporation ("3D Systems" or the "Company" or "we," "our" or "us") markets our products and services through subsidiaries in North America and South America ("Americas"), Europe and the Middle East ("EMEA") and Asia Pacific and Oceania ("APAC"). We provide comprehensive 3D printing and digital manufacturing solutions, including 3D printers for plastics and metals, materials, software, and services, including maintenance, advanced manufacturing and applications engineering. Our solutions support advanced applications in two key industry verticals: Healthcare Solutions (which includes dental, medical devices, personalized health services and regenerative medicine) and Industrial Solutions (which includes aerospace, defense, transportation and general manufacturing). We have over 35 years of experience and expertise, which have proven vital to our development of an ecosystem and end-to-end digital workflow solutions that enable customers to optimize product designs, transform workflows, bring innovative products to market and drive new business models.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated financial statements include the accounts of the Company, including all majority and wholly-owned subsidiaries and entities in which a controlling interest is maintained. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.
A non-controlling interest in a subsidiary reflects an ownership interest in a majority-owned subsidiary that is not attributable to the Company. For the periods presented, the Company's financial statements include a redeemable non-controlling interest ("RNCI"), which has been reported in temporary equity in the consolidated balance sheets. The net loss attributable to the RNCI is presented as an adjustment to the Company's consolidated net income (loss) to arrive at net income (loss) attributable to 3D Systems Corporation in the consolidated statements of operations and consolidated statements of comprehensive loss. Furthermore, adjustments to record the RNCI at its redemption value are recorded to additional paid-in capital, and the excess redemption value is recognized as an increase or decrease to net income (loss) attributable to 3D Systems’ shareholders for purposes of reporting income (loss) per share. See Note 14 for a summary of the activity related to the reported RNCI balance during the periods presented.
Our annual reporting period is the calendar year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition
We account for revenue in accordance with Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers," ("ASC 606"). Collaborative arrangement contracts, for which the collaboration partner meets the definition of a customer, are recorded in accordance with ASC 606; otherwise, the collaborative arrangements are recorded in accordance with ASC Topic 808, "Collaborative Arrangements." See Note 4 for further discussion.
Revenue recognition for arrangements within the scope of ASC 606 includes the following five steps: (i) identifying the contract(s) with a customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract; and (v) recognizing revenue when (or as) a performance obligation is satisfied.

Revenue is recognized when control of the promised products or services is transferred to customers and in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and, accordingly, are accounted for as separate performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based upon its relative stand-alone selling price ("SSP"). Revenue is recognized net of allowances for returns and any taxes collected from customers that are subsequently remitted to governmental authorities.

A majority of our revenue is recognized at the point in time when products are shipped to or services are performed for customers. However, the Company also enters into service contracts and collaboration agreements with customers, for which the Company is typically required to recognize revenue over time.

Hardware and Materials

Revenue from hardware and material sales is recognized when control has been transferred to the customer, which generally occurs when the goods have been shipped or delivered to the customer, risk of loss has transferred to the customer, and the Company has a present right to payment. In limited circumstances, when printer or other hardware sales include substantive customer acceptance provisions, revenue is recognized either when customer acceptance has been obtained, customer acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in the customer acceptance provisions have been satisfied.

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

Services

The Company offers training, installation and non-contract maintenance services for our products. Additionally, the Company offers maintenance contracts customers can purchase at their option. For maintenance contracts, revenue is deferred at the time of sale based on the stand-alone selling prices of these services. Deferred revenue is recognized ratably over the term of the maintenance period on a straight-line basis and costs are expensed as incurred. Revenue from training, installation and non-contract maintenance services is recognized at the time of performance of the service. The Company also sells software as a service, whereby the customer has the right to access the software. Revenue is recognized ratably over the related subscription period, as our performance obligation to provide access to the software is progressively fulfilled over the stated term of the contract. Healthcare Solutions service sales are included within services revenue, and revenue is recognized upon shipment or delivery of the parts or performance of the service, based on the terms of the arrangement.

Collaboration Agreements

The nature of the activities to be performed and the consideration exchanged under collaboration arrangements varies on a contract-by-contract basis. We evaluate collaboration arrangements to determine whether they meet the definition of a customer relationship for which revenue should be recorded and recognized. These contracts may contain multiple performance obligations and may contain fees for licensing, research and development services, contingent milestone payments upon the achievement of contractual developmental criteria and/or royalty fees based on the licensees’ product revenue. We determine the revenue to be recognized under these arrangements based upon an evaluation of the distinct performance obligations; the identification and evaluation of material rights; the estimation of the amount of variable consideration to be included in transaction price, as well as the timing for inclusion of such variable consideration; and the amount of transaction price assigned to and the pattern of transfer of control for each distinct performance obligation. This typically results in the recognition of revenue over time using a cost-to-cost percentage of completion model to measure the progress of the transfer of control.
We review and update our estimate of variable consideration on a regular basis. Any adjustments to estimated revenue are recognized under the cumulative catch-up method.
Currently, all of our collaboration arrangement revenue and related costs relate to R&D being performed under a single regenerative medicine contract.
Terms of Sale

Shipping and handling activities are treated as fulfillment costs rather than as an additional promised service. The Company accrues the costs of shipping and handling when the related revenue is recognized. The Company’s incurred costs associated with shipping and handling are included in product cost of sales. Creditworthiness is determined, and credit is extended, based upon an evaluation of each customer’s financial condition. New customers are generally required to complete a credit application and provide references and bank information to facilitate an analysis of creditworthiness. The Company’s terms of sale generally provide payment terms that are customary in the countries where the Company transacts business. To reduce credit risk in connection with certain sales, the Company may, depending upon the circumstances, require significant deposits or payment in full prior to shipment. For maintenance services, the Company either bills customers on a time-and-materials basis or sell maintenance contracts that provide for payment in advance on either an annual or other periodic basis.

Significant Judgments

Allocation of Transaction Price

The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. For such arrangements, the Company allocates revenue to each performance obligation based on its relative SSP. Judgment is required to determine the SSP for each distinct performance obligation in a contract. The Company estimates SSP using historical transaction data of observable prices. The Company uses a range of amounts to estimate SSP when the Company sells each of the products and services separately and needs to determine whether there is a discount to be allocated based on the relative SSP of the various products and services. In other instances where SSP is not directly observable, such as when the product or service is not sold separately, the Company determines the SSP using information that may include market conditions, expected cost plus margin, and other observable inputs.

In some circumstances, the Company has more than one SSP for individual products and services due to the stratification of those products and services by customers, geographic region or other factors. In these instances, the Company may use information such as the size of the customer and geographic region in determining the SSP.

Variable Consideration

The Company must assess if and when it is appropriate to include variable consideration when determining transaction price. This assessment, which impacts the timing and the amount of revenue recognized under contracts accounted for in accordance with ASC 606, requires management to conclude that it is probable that a significant reversal of the amount of cumulative revenue recognized with respect to a contract will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The Company’s collaboration agreements include the Company’s most significant variable consideration and require judgment in the estimation of the amount of variable consideration to be included in the transaction price, as well as the timing for inclusion of such variable consideration. In addition, the nature of the Company’s sales may lead to consideration that is variable in the form of discounts based on volumes purchased, trade in allowances, rebates or other discounts; however, these have historically not been material. The Company estimates variable consideration based on the expected value approach, which requires judgment in the identification of possible outcomes and in assessing the probability of those outcomes, or the most likely amount approach, which requires judgment to identify the most likely amount in a range of amounts. After estimating the amount of variable consideration, the Company includes the estimated variable consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company assesses both the likelihood of a future reversal of revenue and how significant the reversal is relative to the total consideration. The Company’s estimates are based on historical experience, contract terms and other factors. Ongoing assessments are performed to determine if updates are needed to the original estimates.

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

Held for Sale
The Company classifies assets and liabilities to be sold ("disposal group") as held for sale in the period when all of the applicable criteria are met, including: (i) management, having the authority to approve the action, commits to a plan to sell, (ii) the disposal group is available to sell in its present condition, (iii) there is an active program to locate a buyer, (iv) the disposal group is being actively marketed at a reasonable price in relation to its fair value, (v) significant changes to the plan to sell are unlikely, and (vi) the sale of the disposal group is generally probable of being completed within one year. Management performs an assessment at least quarterly, or when events or changes in business circumstances indicate that a change in classification may be necessary. Assets and liabilities identified as held for sale are presented separately within the consolidated balance sheets, with adjustments made, if necessary, to measure the disposal group at the lower of its carrying value or fair value less costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Gains on the sale of a disposal group are not recognized until the date of sale. Depreciation of property, plant and equipment and amortization of intangible and right-of-use assets are not recorded while these assets are classified as held for sale. For each period that a disposal group remains classified as held for sale, its recoverability is reassessed and any necessary adjustments are made to its carrying value. Gains or losses recognized upon the sale of a disposal group that does not qualify as a discontinued operation are included in loss from operations in the consolidated statements of operations. Refer to Note 3 for further discussion.

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

Investments and Note Receivable

Investments in Equity Securities with a Readily Determinable Fair Value

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

Refer to Note 9 for additional details regarding the carrying value of the Company's investments in equity securities without a readily determinable fair value as of each balance sheet date.

Equity Method of Accounting

The Company accounts for its investments in the common stock of NAMI and Enhatch using the equity method of accounting because it does not have a controlling interest and is not the primary beneficiary of these VIEs; however, the Company has the ability to exert significant influence. The Company's investments in NAMI's common stock were initially recorded at cost; whereas, the Company's investment in Enhatch's common stock, which reflects the partial exercise of a warrant, was recorded at the fair value of the common stock that was received upon exercise of the warrant. Each of these investments is subsequently adjusted for the Company’s proportionate share of the net earnings or losses and the other comprehensive income or loss of the investee. Intra-entity profits or losses associated with each equity method investment are eliminated until realized by the investee or the Company in transactions with third parties. Income or loss from these equity method investments is recorded as a separate line item in the consolidated statements of operations on a three-month lag. We evaluate material events occurring during the three-month lag period to determine whether the effects of such events should be disclosed in our financial statements. The Company evaluates each investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. Refer to Note 9 for additional details regarding the Company's investments accounted for in accordance with the equity method of accounting.

Notes Receivable

Refer to Note 9 for additional details regarding the carrying value of the Company’s outstanding note receivable balance as of each balance sheet date.

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. In evaluating the collectability of accounts receivable, we assess a number of factors, including specific customers’ ability to meet their financial obligations to us, the length of time receivables are past due, historical collection experience, current economic conditions, and reasonable and supportable forecasts. Based on these assessments, we record and adjust reserves for accounts receivable balances due from specific customers, as well as establish an allowance for expected credit losses related to our accounts receivable as a whole. If circumstances related to specific customers change or economic conditions deteriorate such that our past collection experience is no longer relevant, our estimate of the recoverability of accounts receivable could be further reduced from the levels provided for in the consolidated financial statements. As of December 31, 2025 and December 31, 2024, no single customer represented more than 10% of our consolidated accounts receivable balance.

The following presents the changes in the balance of our allowance for credit losses:

Year	Item	Balance at beginning of year	Additions charged to expense	Other (a)	Balance at end of year
2025	Allowance for credit losses	$2,433	$1,810	$(635)	3,608
2024	Allowance for credit losses	3,389	506	(1,462)	2,433
2023	Allowance for credit losses	3,114	595	(320)	3,389
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
Depreciation expense has been computed principally by the straight-line method based on the estimated useful lives of the depreciable assets which are generally as follows:

Category	Useful Life (in years)
Machinery and equipment	2-5
Capitalized software	3-5
Office furniture and equipment	1-5
Leasehold improvements	Life of lease [a]
Construction in progress	N/A
a. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful life or (ii) the estimated or contractual life of the related lease.

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
Acquired IPR&D represents the fair value assigned to those research and development ("R&D") projects that were acquired in a business combination for which the related products have not received regulatory approval or commercial viability and have no alternative future use. If the project is not completed or is terminated or abandoned, the Company may have to recognize an impairment related to the IPR&D, which is charged to expense. Refer to Note 7 for further discussion of intangible asset impairment charges for the years ended December 31, 2024 and 2023.

Goodwill

Goodwill is the excess of the cost of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually on November 1st, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting unit level, with all goodwill assigned to a reporting unit.
The testing of goodwill for impairment requires the Company to make several estimates related to projected future cash flows to determine the fair value of the reporting units to which goodwill has been assigned. The Company determines whether each reporting unit's fair value exceeds its carrying amount, including goodwill, based upon projections of future revenues, expenses, and cash flows discounted to their present value, as well as the application of a market approach. Internal operational budgets and long-range strategic plans are used as a basis for the cash flow analysis. The Company also utilizes assumptions related to working capital, capital expenditures, and terminal growth rates. The discount rate applied to the cash flow analysis is based on the weighted average cost of capital ("WACC") for each reporting unit. These valuation approaches require the application of Level 3 valuation inputs (as defined in Note 23). An impairment is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Refer to Note 8 for further discussions regarding goodwill impairment tests and charges for the years ended December 31, 2025, 2024 and 2023.

Long Lived Assets Impairment

We review long-lived assets, including property and equipment, right of use assets and intangible assets, ("asset groups") that are held and used for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. The carrying value of an asset group that is held and used is not recoverable if it exceeds the sum of the undiscounted cash flows that are expected to result from the asset group's use and eventual disposition. If we determine that an asset group's carrying value is not recoverable, we must then compare the asset group's carrying value to its estimated fair value and record any excess carrying value over fair value as an impairment loss. Any impairment loss that is recognized is required to be allocated to the long-lived assets of an asset group on a pro rata basis, using the relative carrying amounts of the long-lived assets comprising the asset group, except that the loss allocated to an individual long-lived asset shall not reduce its carrying amount below its fair value whenever that fair value is determinable without undue cost and effort. Refer to Notes 6, 7, and 10 for further discussions regarding long-lived asset impairments for the years ended December 31, 2025, 2024, and 2023.

Common Stock

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
The payment of dividends on our common stock may be restricted by the provisions of credit agreements or other financing documents that we may enter into or the terms of securities that we may issue from time to time. Under the 2030 Notes indenture agreement, the Company may not declare and pay a cash dividend.

Contingencies

We follow the provisions of ASC 450, "Contingencies," which requires that an estimated loss from a loss contingency be accrued by a charge to income if (1) it is probable that an asset has been impaired or that a liability has been incurred and (2) the amount of the loss can be reasonably estimated. Legal costs related to the defense or settlement of a loss contingency are expensed when such costs are incurred and, accordingly, future legal costs expected to be incurred are not accrued as part of the liability recorded when a loss contingency has been deemed probable and estimable.

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

Research and Development Costs

Research and development costs relate to the development of new products and services and consist primarily of employee compensation, operating supplies, facility costs and depreciation. These costs are expensed as incurred.

Earnings Per Share and Net Loss Per Share

Basic net income (loss) per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share is calculated based upon the inclusion of additional dilutive and potentially dilutive shares, which include shares issuable upon exercise of outstanding stock options, upon vesting of employee restricted stock-based awards, upon the accrual of incentive compensation to be paid in shares (if any performance-based conditions have been satisfied as of the end of the reporting period), and to settle the portion of the convertible notes that may be settled in shares (where the conversion of such instruments would be dilutive). Refer to Note 17.

Advertising Costs

Advertising costs are expensed as incurred and recorded in selling, general and administrative expense. Advertising costs, including trade shows, were $4.0 million, $5.1 million and $7.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Pension Costs

We sponsor a retirement benefit for one of our non-U.S. subsidiaries in the form of a defined benefit pension plan. Accounting standards require the cost of providing this pension benefit be measured on an actuarial basis. Actuarial gains and losses resulting from both normal year-to-year changes in valuation assumptions and differences between assumptions and actual experience are deferred and amortized. The application of these accounting standards require us to make assumptions and judgments that can significantly affect these measurements. Our critical assumptions in performing these actuarial valuations include the selection of the discount rate to determine the present value of the pension obligations, which affects the amount of pension expense recorded in any given period. Changes in the discount rate could have a material effect on our reported pension obligations and related pension expense. Refer to Note 13.

Equity Compensation Plans

We recognize compensation expense for our stock-based compensation programs, which provide for the issuance of stock options, restricted stock, and restricted stock units ("RSU") that can have service-based conditions and market-based conditions.

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
We establish a valuation allowance for those jurisdictions in which the expiration date of tax benefit carryforwards or projected taxable earnings leads us to conclude that it is "more likely than not" that a deferred tax asset will not be realized. This evaluation process includes the consideration of all available evidence regarding historical results and future projections, including the estimated timing of reversals of existing taxable temporary differences and potential tax planning strategies. Once a valuation allowance is established, it is maintained until a change in factual circumstances gives rise to sufficient income of the appropriate character and timing that will allow a partial or full utilization of the deferred tax asset.

In accordance with ASC 740, "Income Taxes," the impact of an uncertain tax position on our income tax returns is recognized at the largest amount that is more likely than not to be required to be recognized upon audit by the relevant taxing authority.
We include interest and penalties accrued in the consolidated financial statements as a component of income tax expense. For the year ended December 31, 2024, interest and penalties reported in income tax expense totaled $1.0 million. These amounts were immaterial for the years ended December 31, 2025 and December 31, 2023.
Refer to Note 16 for further discussion.
Operating and Finance Leases

We determine if an arrangement contains a lease at inception. We record both operating leases and finance leases on our balance sheet and do not separate non-lease components from our real estate leases. We exclude leases with a term of one year or less from our consolidated balance sheets.
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
Certain of our leases include variable costs. Variable costs include non-lease components that are incurred based upon actual terms, rather than contractually fixed amounts. In addition, variable costs are incurred for lease payments that are indexed to a change in rate or index. Because the right-of-use ("ROU") assets recorded on the balance sheet are determined based upon factors considered at the lease commencement date, subsequent changes in the rate or index that were not contemplated in the ROU asset balances at lease commencement result in variable expenses being recorded when these expenses are incurred during the lease term. Refer to Note 10.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted
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

In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." The ASU introduces a practical expedient that allows entities to assume that current conditions as of the balance sheet date will remain unchanged over the remaining life of eligible accounts receivable and contract assets. Under this expedient, entities are not required to forecast future changes in conditions for these assets; however, they must continue to consider customer-specific information and any known or expected deviations from current conditions. This update is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on our Consolidated Financial Statements.

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

Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. We adopted this ASU prospectively for the year ended December 31, 2025, and we have included the required disclosures in Note 16.
In November 2024, the FASB issued ASU No. 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments," related to induced conversions of convertible debt instruments. The amendments in this ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. The Company early adopted this ASU as of April 1, 2025 and applied the guidance on a prospective basis. Adoption did not have a material impact on our consolidated financial statements.

NOTE 3 - DIVESTITURES

Oqton and 3DXpert

In September 2025, the Company entered into a definitive agreement for the sale of its 3DXpert and Oqton businesses to Hubb Global Holdings, LLC. On October 31, 2025, the Company completed the sale of the 3DXpert and Oqton businesses for $3.3 million in cash, which reflected applicable purchase price adjustments, plus a revenue-based royalty receivable which had a present value of $7.1 million as of the divestiture date. The revenue-based royalty receivable, net is included within Other assets on the consolidated balance sheet and payment is expected to be received in installments between 2027 and 2031, with payment amounts varying based on revenue earned. The annual effective interest rate used to calculate the present value of the guaranteed royalty consideration is 6.0%. The gross and net carrying values of the revenue-based royalty receivable are summarized below.

(in thousands)	December 31, 2025
Revenue-based royalty receivable, gross	$9,900
Discount on revenue-based royalty receivable	(2,850)
Revenue-based royalty receivable, net	$7,050

3DXpert and Oqton are included in our Industrial Solutions segment. The Company recorded a pre-tax gain of $13.9 million from the sale of 3DXpert and Oqton in the year ended December 31, 2025.

No loss was recognized to measure the disposal group at the lower of its carrying value or fair value less costs to sell. The disposal group has not been classified as a discontinued operation in the accompanying consolidated financial statements, as the sale of 3DXpert and Oqton does not constitute a strategic shift that would have a major effect on the Company’s operations.
Geomagic

In December 2024, the Company entered into a definitive agreement with Hexagon AB for the sale of its Geomagic software business ("Geomagic"), which was included in our Industrial Solutions segment. On April 1, 2025, the Company completed the sale of Geomagic and received $119.4 million in cash, which reflected applicable purchase price adjustments. The Company recorded a pre-tax gain of $125.7 million from the sale of Geomagic in the year ended December 31, 2025.
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
Current operating lease liabilities
Accounts payable	$491
Accrued and other liabilities	303
Deferred revenue	7,197
Total current liabilities held for sale	7,991
Other liabilities	2,260
Total liabilities held for sale	$10,251

NOTE 4 - REVENUES

Remaining Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account as defined in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.
Remaining performance obligations represent the transaction price allocated to performance obligations which are unsatisfied as of the end of the period. The Company has excluded performance obligations with an original expected duration of one year or less. Remaining performance obligations as of December 31, 2025 were $6.5 million. We expect to recognize approximately 90% of the $6.5 million of remaining performance obligations as revenue within the next 2.0 years, and the remaining balance thereafter.

Contract Assets
In certain circumstances, contract assets are recorded to include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customers, and right to payment is subject to contractual performance obligations rather than subject only to the passage of time. Contract assets were $1.6 million and $0.3 million as of December 31, 2025 and 2024, respectively. Contract assets are included in Prepaid expenses and other current assets on the accompanying consolidated balance sheets.
Contract Liabilities
Our contract liabilities consist of deferred revenue generally related to maintenance and service contracts, post-sale support and extended warranty sales, where we generally receive up-front payment and recognize revenue over the service or support term. We classify deferred revenue as current or non-current based on the timing of when we expect to recognize revenue. The non-current portion of deferred revenue is recorded within Other liabilities on our consolidated balance sheets.

During the year ended December 31, 2025, we recognized revenue of $32.6 million related to our contract liabilities at December 31, 2024. During the year ended December 31, 2024, we recognized revenue of $32.0 million related to our contract liabilities at December 31, 2023. The change in contract liabilities from December 31, 2025 to December 31, 2024 was primarily due to the timing of cash receipts and sales of extended service contracts.

Our contract liabilities consisted of the following:

	December 31,
(in thousands)	2025	2024
Deferred revenue, current and customer deposits	17,423	32,010
Deferred revenue, noncurrent	2,794	2,259
Total contract liabilities	$20,217	$34,269

Disaggregated Revenue and Concentrations
Revenue by geographic region for the years ended December 31, 2025, 2024, and 2023, which is determined based upon the geographic region in which a sale originates, was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Americas	$224,452	$253,468	$282,742
EMEA	135,825	149,734	164,673
APAC	26,625	36,919	40,654
Total	$386,902	$440,121	$488,069

	Year Ended December 31,
(in thousands)	2025	2024	2023
United States (included within Americas)	$221,045	$248,346	$278,268
Germany (included within EMEA)	59,347	69,101	76,995

For the year ended December 31, 2025, two customers within our Healthcare Solutions segment represented 12.2% and 11.4% of our revenue, respectively. For the years ended December 31, 2024 and 2023, one of those customers represented 16.0% and 15.0% of our revenue, respectively. We expect to maintain our relationship with these customers.

Collaboration Arrangements

We review and update our estimate of variable consideration on a regular basis. Any adjustments to estimated revenue is recognized under the cumulative catch-up method.
For the year ended December 31, 2025, the Company recognized $8.7 million in product revenue and recognized $8.1 million, in product cost of sales, related to collaborative arrangements. We review and update our estimate of variable consideration on a regular basis. Any adjustments to estimated revenue is recognized under the cumulative catch-up method.

During the year ended December 31, 2024, the Company did not record any product revenue due to a cumulative catch-up adjustment which reduced revenue by $8.7 million. The decrease in estimated recognizable variable consideration was due to the Company's determination that incremental revenue attributable to milestone payments that are contingent upon the achievement of contractual developmental criteria are no longer probable of being earned. The Company recorded $7.1 million in product cost of sales related to collaborative arrangements during the year ended December 31, 2024.

During the year ended December 31, 2023, the Company recognized $17.0 million in product revenue which included a cumulative catch-up adjustment to record incremental services revenue of $4.5 million. The increase in estimated recognizable variable consideration was due to the execution of a modification to the related customer contract and the Company's determination that incremental revenue attributable to milestone payments that are contingent upon the achievement of contractual developmental criteria would be earned under the modified contract. The Company recorded $14.1 million in product cost of sales related to collaborative arrangements during the year ended December 31, 2023.

NOTE 5 - INVENTORIES

Components of inventories at December 31, 2025 and 2024 are summarized as follows:

(in thousands)	2025	2024
Raw materials	$45,350	$43,138
Work in process	2,137	3,481
Finished goods and parts	80,009	71,911
Total inventories	$127,496	$118,530

The inventory reserve was $26.5 million and $21.9 million as of December 31, 2025 and 2024, respectively.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2025 and 2024 are summarized as follows:

(in thousands)	2025	2024
Machinery and equipment	$129,493	$134,111
Capitalized software	25,811	25,888
Office furniture and equipment	5,238	5,454
Leasehold improvements	40,765	37,794
Construction in progress	9,652	4,831
Total property and equipment [a]	210,959	208,078
Less: Accumulated depreciation and amortization [a]	(161,710)	(157,034)
Total property and equipment, net	$49,249	$51,044
a. The impairment charges subsequently discussed resulted in the establishment of a new cost basis for certain assets reflected in the table. Gross asset carrying values and accumulated depreciation and amortization have been adjusted to reflect the new cost basis of assets for which the carrying value was reduced due to impairment.

We include all depreciation related to assets attributable to the generation of revenue in cost of sales on the consolidated statements of operations. Depreciation related to assets that are not attributable to the generation of revenue is included in Research and development and Selling, general and administrative expenses on the consolidated statements of operations. Depreciation expense on property and equipment for the years ended December 31, 2025, 2024 and 2023 was $17.4 million, $19.0 million and $21.3 million, respectively.

In 2024, the Company concluded that there were indicators that the primary asset group underlying the Company's core operations should be tested for recoverability based upon the reporting of losses and negative cash flows as well as the significant decline in the Company's stock price. As a result of this assessment, the Company recognized a $5.9 million impairment charge related to property and equipment, net within Asset impairment charges on our consolidated statement of operations for the year ended December 31, 2024. For the year ended December 31, 2023, we recognized impairment charges of $1.4 million related to property and equipment, net in Selling, general and administrative expense on the consolidated statement of operations.

NOTE 7 - INTANGIBLES ASSETS

At December 31, 2025 and 2024, the Company's intangible assets with finite lives were as follows:

	2025			2024
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$53,119	$(53,099)	$20	$47,051	$(47,023)	$28
Acquired technology	14,203	(7,024)	7,179	13,768	(6,149)	7,619
Trade names	10,413	(8,616)	1,797	11,973	(9,998)	1,975
Patent costs	14,716	(7,550)	7,166	14,915	(6,950)	7,965
Acquired patents	11,458	(11,395)	63	14,596	(14,485)	111
Other	6,758	(6,369)	389	7,666	(7,344)	322
Total intangible assets with finite lives	$110,667	$(94,053)	$16,614	$109,969	$(91,949)	$18,020

Amortization expense related to our intangible assets with finite lives was $2.3 million, $12.7 million and $12.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense is estimated to be $1.9 million in 2026, $1.9 million in 2027, $1.8 million in 2028, $1.7 million in 2029, and $1.6 million in 2030.

Impairment of Intangible Assets During the Year Ended December 31, 2024

During the year ended December 31, 2024, the Company concluded that the carrying value of the primary asset group underlying the Company's core operations was impaired, resulting in an impairment charge to intangible assets of $31.2 million. Also during the year ended December 31, 2024, the Company concluded that the carrying value of the software asset group was fully impaired, resulting in an additional $1.2 million impairment charge to intangible assets. Both intangible asset impairment charges are recorded within Asset impairment charges on our consolidated statements of operations.

Impairment of Intangible Assets During the Year Ended December 31, 2023

Indefinite-Life Intangible Assets (Excluding Goodwill)

During the year ended December 31, 2023, the Company decided to cease the development of IPR&D related to the 2022 acquisition of dp polar. The Company recorded a charge of $5.6 million within Asset impairment charges on our consolidated statement of operations for the year ended December 31, 2023 to write off the carrying value of this asset.

Impairment of Intangible Assets with Finite Lives

dp polar

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

Oqton MOS

During the year ended December 31, 2023, the Company concluded that it was more likely than not that it would sell or otherwise dispose of a portion of its software business unit, Oqton MOS, that it had previously acquired. Based on revised long-term cash flows, this asset group was tested for impairment. The Company recognized a $13.6 million impairment charge during the year ended December 31, 2023, which reduced the carrying values of the asset group's acquired technology and trade name intangible assets to $0.

NOTE 8 - GOODWILL

The following table reflects the changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2025 and 2024:

	Healthcare			Industrial			Consolidated
(in thousands)	Gross Goodwill	Cumulative Impairments	Net Goodwill	Gross Goodwill	Cumulative Impairments	Net Goodwill	Gross Goodwill	Cumulative Impairments	Net Goodwill

Balance, December 31, 2023	$148,137	$(32,055)	$116,082	$322,137	$(322,137)	$—	$470,274	$(354,192)	$116,082
Impairment charge	—	(101,445)	(101,445)	—	—	—	—	(101,445)	(101,445)
Foreign currency translation adjustments	242	—	242	—	—	—	242	—	242
Balance, December 31, 2024	$148,379	$(133,500)	$14,879	$322,137	$(322,137)	$—	$470,516	$(455,637)	$14,879
Foreign currency translation adjustments	696	—	696	—	—	—	696	—	696
Balance, December 31, 2025	$149,075	$(133,500)	$15,575	$322,137	$(322,137)	$—	$471,212	$(455,637)	$15,575

Interim and Annual Impairment Test During the Year Ended December 31, 2025

During the second quarter of 2025, management identified a triggering event for the Healthcare reporting unit resulting from macroeconomic uncertainties, updates to strategic plans and restructuring initiatives, and a decline in the Company's stock price. Accordingly, an interim goodwill impairment assessment was performed. Based on the results of the quantitative test, no impairment was identified, as the estimated fair value of the reporting unit exceeded its carrying value. We also tested our goodwill for impairment as of our annual impairment testing date, November 1, 2025, and no impairment was identified.

Although no impairment was identified during the interim test and the annual test in 2025, future changes to operating results, cash flows, share price market capitalization, or discount rates could adversely affect the implied fair value of goodwill and may result in future impairment charges.

Impairment of Goodwill During the Year Ended December 31, 2024

During the year ended December 31, 2024, as a result of the significant decline in the trading price of our common stock and our market capitalization as well as reduced long term cash flow forecasts, we performed an interim period quantitative goodwill impairment test as of September 30, 2024, and we recorded a $101.4 million goodwill impairment charge reported within Asset impairment charges on our consolidated statement of operations.

Impairment of Goodwill During the Year Ended December 31, 2023

For the year ended December 31, 2023, we completed the required annual goodwill impairment test for each of our reporting units (Healthcare Solutions and Industrial Solutions) and we determined that the carrying value of our Industrial Solutions reporting unit exceeded its fair value by an amount that was in excess of the goodwill assigned to the Industrial Solutions reporting unit. We recognized a goodwill impairment charge of $279.8 million to write off the entire goodwill balance assigned to the Industrial Solutions reporting unit for the year ended December 31, 2023. This goodwill charge is reported within Asset impairment charges on our consolidated statement of operations.

NOTE 9 - INVESTMENTS AND NOTE RECEIVABLE

The Company holds various equity investments. The following table summarizes our investment balance, which are reported in Other assets on our consolidated balance sheets:

(in thousands)	December 31, 2025	December 31, 2024
Equity investments under the equity method of accounting	$753	$5,051
Equity investments without readily determinable fair values	21,712	20,696
Total equity investments	$22,465	$25,747

National Additive Manufacturing Innovation ("NAMI") Joint Venture

In February 2023, we became a shareholder in a joint venture formed with the Saudi Arabian Industrial Investments Company ("Dussur") for purposes of expanding the use of additive manufacturing within the Kingdom of Saudi Arabia and surrounding geographies, including the Middle East and North Africa. During April 2023, we deposited our initial investment commitment of approximately $6.5 million into a bank account of the joint venture for use in its operations. In May 2024, we made an incremental investment of $2.5 million. Additional future investments in the joint venture are contingent upon agreement by the parties to the joint venture to invest additional capital. As of both December 31, 2025 and December 31, 2024, the Company owned 49% of the joint venture's common stock.

The Company accounts for its investment in the joint venture under the equity method of accounting, requiring the Company to recognize its proportionate share of the joint venture's reported net income or loss, which the Company recognizes on a one quarter lag. For the years ended December 31, 2025 and December 31, 2024, the Company has reported a loss on equity method investment in its consolidated statements of operations. The carrying values of the Company's equity method investment at December 31, 2025 and 2024 are $0.4 million and $4.3 million, respectively.

The Company enters into related-party transactions with NAMI in the ordinary course of business. Reported revenue and cost of sales for the year ended December 31, 2025 attributable to NAMI were not material. The Company's reported revenue and cost of sales for the year ended December 31, 2024 attributable to NAMI of $3.8 million and $2.6 million, respectively. The Company's reported revenue and cost of sales for the year ended December 31, 2023 attributable to NAMI of $1.7 million and $1.0 million, respectively. As of December 31, 2025 and December 31, 2024, the outstanding related party receivable balances attributable to our sales to NAMI were not material.

In December 2024, the Company entered into a short-term, non-interest bearing related party note receivable agreement with NAMI whereby NAMI borrowed $2.0 million to finance its working capital and capital expenditures requirements. The note receivable originally matured on June 30, 2025. During the quarter ended September 30, 2025, the parties amended the note receivable agreement to extend the maturity date to June 30, 2026, and increase the note receivable to $4.4 million.

The note receivable is recorded at cost, which approximates fair value as of December 31, 2025. The carrying value of the note receivable was $4.4 million and $2.0 million as of December 31, 2025 and December 31, 2024, respectively. The note receivable is reported in Prepaid expenses and other current assets, on our consolidated balance sheets as of December 31, 2025 and December 31, 2024.

Theradaptive, Inc.

In June 2023, we made an $8.0 million investment in Theradaptive, Inc. ("Theradaptive"), via the purchase of Series A Preferred Stock. Theradaptive is currently developing a protein that encourages bone growth. This biotechnology could be applied to 3D printed metal splints for patients who otherwise may require amputation of a limb because the lost bone is too vast to replace with a splint. The Company has accounted for its investment in Theradaptive on a cost basis, subject to assessment for impairment, as (1) the fair value of Theradaptive's equity is not readily determinable and (2) the investment is not subject to the equity method of accounting due to the Company's lack of significant influence. The investment in Theradaptive is not expected to materially impact our future financial position, results of operations, or cash flows. No impairment charges were recognized with respect to this investment during the years ended December 31, 2025, 2024, or 2023.

Enhatch Inc.

In March 2022, the Company made a $10.0 million investment in Enhatch Inc. ("Enhatch"), the developer of the Intelligent Surgery Ecosystem, and received convertible preferred shares, a warrant to purchase additional shares of Enhatch, and the right to purchase in the future the remaining shares of Enhatch that 3D Systems does not own if certain revenue targets are achieved (the "call option").

As of December 31, 2025 and 2024, the reported carrying value of the Company's convertible preferred stock investment in Enhatch (i.e., inclusive of the call option) is $6.9 million, which is accounted for on a cost basis, subject to assessment for impairment, and is recorded in Other assets on our consolidated balance sheets. The investment in Enhatch is recorded on a cost basis, as (1) the fair value of Enhatch's equity is not readily determinable and (2) the investment is not subject to the equity method of accounting due to the Company's lack of significant influence. The investment in Enhatch is not expected to materially impact our future financial position, results of operations, or cash flows. This adjusted carrying value reflects the impact of a $2.8 million impairment charge that was recorded during the year ended December 31, 2022.

Additionally, the Company has an investment in Enhatch common shares which is accounted for under the equity method of accounting due to the Company's ability to exert significant influence over the financial and operating policies of Enhatch. During the years ended December 31, 2025 and 2024, the Company purchased $1.5 million and $0.6 million of shares, respectively. Accordingly, for purposes of its investment in Enhatch's common shares, the Company recognizes its proportionate share of Enhatch's reported net income or loss on a one quarter lag.

The carrying value of this equity method investment was $0.4 million as of December 31, 2025, and the Company owns approximately 79% of Enhatch's outstanding common stock and approximately 46% of Enhatch's outstanding voting stock.

The Company enters into related-party transactions with Enhatch in the ordinary course of business. During the years ended December 31, 2025 and 2024, the Company made purchases from Enhatch of $1.0 million and $0.7 million, respectively. As of December 31, 2025 and 2024, the outstanding related party payable balances attributable to our purchases from Enhatch were not material.

GenesisTissue Inc.

During the second quarter of 2025, the Company entered into an agreement with GenesisTissue Inc. ("GenesisTissue") to obtain shares of common stock in exchange for the sale of certain assets. As of December 31, 2025, the Company owns approximately 8% of GenesisTissue's outstanding common stock. The Company has accounted for its investment in GenesisTissue on a cost basis, subject to assessment for impairment, as (1) the fair value of GenesisTissue's equity is not readily determinable and (2) the investment is not subject to the equity method of accounting due to the Company's lack of significant influence. The carrying value of the equity investment without a readily determinable fair value is $1.0 million as of December 31, 2025.
Other Asset
In February 2025, the Company provided financing of $1.0 million to Hull Legacy Media Corporation, a production company co-owned by Charles W. Hull, EVP, Chief Technology Officer for the Company's Regenerative Medicine business and a related party of the Company. The financing is recorded in Other assets on our consolidated balance sheets as of December 31, 2025.
Variable Interest Entities ("VIEs")

The Company concluded that its investments in Theradaptive, Enhatch and NAMI are VIEs. These investments are not consolidated as we concluded that the Company is not the primary beneficiary. As of December 31, 2025, our maximum exposure to losses associated with the VIEs is limited to the $20.1 million carrying value of our investments in the VIEs, $4.4 million of which is included in Prepaid expenses and other current assets, with the remaining in Other assets on our consolidated balance sheets.

NOTE 10 - LEASES

We have various lease agreements for our facilities, equipment and vehicles with remaining lease terms ranging from one to twelve years.

For the year ending December 31, 2025 we recorded $0.6 million in impairment charges to ROU assets. The impairment charge has been recorded within Asset impairment charges on our consolidated statements of operations.

During the year ended December 31, 2024, the Company concluded that the carrying value of the primary asset group underlying the Company's core operations was impaired, resulting in a $5.2 million impairment charge to ROU assets. This impairment charge reduced the carrying values of our operating lease and finance lease ROU assets by $2.7 million and $2.5 million, respectively. This impairment charge is recorded within Asset impairment charges on our consolidated statements of operations. No impairment was recognized in the year ended December 31, 2023.

As of December 31, 2025 and 2024, short-term finance lease obligations of $1.6 million and $1.5 million, respectively, are included in Accrued and other liabilities on our consolidated balance sheets, and long-term finance lease obligations of $9.5 million and $10.5 million, respectively are included in Other long-term liabilities on our consolidated balance sheets.

Incremental Lease Commitments

Components of lease cost (income) for the years ended December 31, 2025, 2024, and 2023 were as follows:

(in thousands)	2025	2024	2023
Operating lease cost	$13,715	$14,331	$13,667
Finance lease cost - amortization expense	1,586	1,706	991
Finance lease cost - interest expense	955	1,017	478
Short-term lease cost	157	347	494
Variable lease cost	4,492	4,142	3,953
Sublease income	(69)	(132)	(186)
Total	$20,836	$21,411	$19,397

As of December 31, 2025, our future minimum lease payments under operating leases and finance leases with initial or remaining lease terms in excess of one year were as follows:

(in thousands)	Finance Leases	Operating Leases
Years ending December 31:
2026	$2,470	$15,094
2027	2,535	11,987
2028	2,499	10,880
2029	2,132	9,317
2030	1,539	7,095
Thereafter	3,261	18,680
Total lease payments (undiscounted)	14,436	73,053
Less: imputed interest	(3,321)	(16,050)
Present value of lease liabilities	$11,115	$57,003

Supplemental cash flow information related to our leases for the years ended December 31, 2025, 2024 and 2023 was as follows:

(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$14,151	$13,986	$13,177
Operating cash outflow for finance leases	$955	$1,017	$478
Financing cash outflow for finance leases	$1,593	$1,385	$644

The weighted-average remaining lease term and discount rate for our finance and operating leases as of December 31, 2025 and 2024 were as follows:

	2025		2024
	Finance	Operating	Finance	Operating
Weighted-average remaining lease term (in years)	6.1	6.6	7.0	7.3
Weighted-average discount rate	8.47%	7.23%	8.44%	7.17%

NOTE 11 - ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities at December 31, 2025 and 2024 are summarized as follows:

(in thousands)	2025	2024
Compensation and benefits	$11,293	$12,646
Accrued taxes	15,040	8,034
Legal contingencies	1,765	4,739
Accrued product warranty liability	3,537	2,650
Current finance lease liabilities	1,606	1,482
Other accrued liabilities	13,415	15,937
Total	$46,656	$45,488

Changes in our accrued product warranty liability balance for the years ended December 31, 2025, 2024 and 2023 are summarized below:

(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Balance at beginning of period	$2,650	$2,106	$3,677
Settlements made	(3,451)	(3,264)	(4,397)
Accruals for warranties issued	4,338	3,808	2,826
Balance at the end of period	$3,537	$2,650	$2,106

Other liabilities at December 31, 2025 and 2024 are summarized as follows:

(in thousands)	2025	2024
Long-term finance lease liabilities	$9,509	$10,543
Defined benefit pension obligation	6,358	5,716
Long-term tax liability	2,624	2,277
Long-term employee indemnity	2,032	3,480
Long-term deferred revenue	2,794	2,259
Other long-term liabilities	683	726
Total	$24,000	$25,001

NOTE 12 - BORROWINGS

Convertible Senior Notes
Convertible senior secured notes due 2030
Pursuant to an indenture dated June 23, 2025 (the "2030 Indenture"), the Company issued $92.0 million aggregate principal amount of 5.875% convertible senior secured notes due 2030 (the "2030 Notes") in a private placement to a limited number of qualified institutional buyers. The net proceeds from the 2030 Notes, along with $78.0 million of cash on hand, were used to repurchase an aggregate principal amount of $179.7 million of the Company's outstanding 0% convertible senior notes due 2026 (the "2026 Notes").

The 2030 Notes are senior secured obligations, guaranteed by certain U.S. subsidiaries of the Company (the "Note Parties"), and bear interest semiannually at a rate of 5.875%, payable on June 15 and December 15 of each year, beginning December 15, 2025. The 2030 Notes are secured on a first-priority basis by substantially all assets of the Note Parties, subject to certain exceptions (including with respect to the intellectual property of the Note Parties; provided that, certain breaches by the Company or any of its subsidiaries of the limitation on liens covenant in the 2030 Indenture with respect to liens on its intellectual property will cause the 2030 Notes to automatically become secured by a prior security interest in all the intellectual property of the Note Parties). The 2030 Indenture also includes certain financial covenants, including a requirement for the Note Parties to maintain certain minimum cash, accounts receivable and inventory balances each quarter. Under the original 2030 Indenture, as of the last day of each fiscal quarter, the Note Parties were required to maintain at least $40.0 million in qualified cash and a minimum of $75.0 million in accounts receivable and inventory, and the Company was required to maintain at least $16.8 million in restricted cash until certain conditions were satisfied.
In December 2025, the Company entered into a second supplemental indenture (the "Second Supplemental Indenture") to the 2030 Indenture, where certain restrictions were amended in exchange for cash payments in an aggregate amount of $1.8 million paid to the holders of the 2030 Notes. The Second Supplemental Indenture amended the minimum cash requirement to require the Note Parties to maintain at least $20.0 million in qualified cash as of the last day of the fiscal quarter, removed the restricted cash account covenant and released the related lien on the restricted cash amount.
The initial conversion rate was 445.6328 shares per $1,000 principal amount, equivalent to a conversion price of approximately $2.24 per share, which reflected a 20% premium over the $1.87 closing price of the Company’s common stock on June 17, 2025. The 2030 Notes are set to mature on June 15, 2030, unless earlier redeemed, repurchased, or converted in accordance with their terms.
Prior to March 15, 2030, the 2030 Notes are only convertible upon the occurrence of certain events and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
The 2030 Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the election of the Company.
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
The effective interest rate on the 2030 Notes is 8.6%, inclusive of original issue discounts, commissions, and offering expenses.
Convertible senior notes due 2026
The 2026 Notes were issued pursuant to an indenture dated November 16, 2021 (the "2026 Indenture") between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the "Trustee"), in an initial aggregate principal amount of $460.0 million. Although the 2026 Notes do not bear regular interest and their principal does not accrete, they have an annual effective interest rate of 0.594%, reflecting original issue discounts, commissions, and offering expenses. The 2026 Notes had an initial conversion rate of 27.8364 shares of common stock per $1 principal amount of Notes (which is subject to adjustment in certain circumstances). This is equivalent to an initial conversion price of approximately $35.92 per share. The conversion rate is subject to customary adjustments under certain circumstances in accordance with the terms of the 2026 Indenture. The 2026 Notes are scheduled to mature on November 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with their terms.
Prior to August 15, 2026, the 2026 Notes are only convertible upon the occurrence of certain events and will be convertible thereafter at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company will pay cash for the principal portion of the 2026 Notes being converted and may elect to settle the remainder of its conversion obligation, if any, in excess of the principal amount in cash, shares of the Company's common stock or a combination of cash and shares of common stock.

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
The Company incurred debt issuance cost accretion related to the 2026 Notes and the 2030 Notes of $1.5 million for the year ended December 31, 2025. The Company incurred debt issuance cost accretion relating to the 2026 Notes of $1.4 million and $2.6 million for the years ended December 31, 2024 and December 31, 2023, respectively.

The following tables summarize the detail of the Company's convertible senior notes:

(in thousands)	Outstanding Principal	Unamortized Deferred Issuance Costs	Carrying Value
December 31, 2025
0% Convertible senior notes due 2026	$3,944	$—	$3,944
5.875% Convertible senior notes due 2030	92,030	(5,636)	86,394
Outstanding convertible notes	$95,974	$(5,636)	$90,338

(in thousands)	Outstanding Principal	Unamortized Deferred Issuance Costs	Carrying Value
December 31, 2024
0% Convertible senior notes due 2026	$214,378	$(2,383)	$211,995
Outstanding convertible notes	$214,378	$(2,383)	$211,995

As of December 31, 2025, the Company was in compliance with all of the covenants included in the 2026 Indenture and 2030 Indenture.
Debt Exchange and Extinguishment

December 2025 Debt Exchange - 2026 Notes

In December 2025, the Company entered into separate, privately negotiated agreements with a limited number of existing holders (the "Transaction Participants") of the Company’s 2026 Notes. The Company agreed to exchange $30.8 million aggregate principal amount of 2026 Notes held by the Transaction Participants for an aggregate of 16.6 million shares of the Company’s common stock ("the Exchange"). Immediately following the Exchange, $3.9 million in aggregate principal amount of the 2026 Notes remained outstanding. The Exchange resulted in the recognition of a loss on debt extinguishment of $2.7 million, after transaction costs and the write off of $0.2 million in related debt issuance costs. The loss is reported in Other income, net on the Company’s consolidated statements of operations for the year ended December 31, 2025. The Company incurred $1.6 million of transaction costs in connection with the Exchange. These transaction costs included 0.7 million shares of the Company's common stock issued for services provided in connection with the Exchange.

June 2025 Debt Extinguishment - 2026 Notes
In June 2025, the Company used the proceeds of $92.0 million from the issuance of the 2030 Notes, along with $78.0 million of cash on hand, to repurchase an aggregate principal amount of $179.7 million of its outstanding 2026 Notes, which were retired upon receipt, and the retirement of the debt obligations was accounted for as an extinguishment of debt. The repurchase of the 2026 Notes at a discount resulted in the recognition of a gain of $8.2 million, after transaction expenses and the write-off of $1.5 million in related debt issuance costs. The gain is reported in Other income, net on the Company’s consolidated statements of operations for the year ended December 31, 2025.
In March 2024, the Company repurchased $110.5 million of the 2026 Notes for $87.2 million, including transaction expenses. The repurchased 2026 Notes were retired upon receipt, and the retirement of the debt obligations was accounted for as an extinguishment of debt. The repurchase of the 2026 Notes at a discount resulted in the recognition of a gain of $21.5 million, after transaction expenses and the write-off of $1.8 million in related debt issuance costs. The gain is reported in Other income, net on the Company’s consolidated statements of operations for the year ended December 31, 2024.

NOTE 13 - EMPLOYEEE BENEFITS

We sponsor a Section 401(k) plan (the "Plan") covering substantially all of our eligible U.S. employees. The Plan entitles eligible employees to make contributions to the Plan after meeting certain eligibility requirements. Contributions are limited to the maximum contribution allowances permitted under the Internal Revenue Code. We match 50% of contributions on the first 6% of the participant’s eligible compensation.

For the years ended December 31, 2025, 2024 and 2023, we expensed $2.3 million, $2.5 million and $2.6 million, respectively, for matching contributions related to the Plan.

International Retirement Plan

We sponsor a non-contributory defined benefit pension plan for certain employees of a non-U.S. subsidiary. We maintain insurance contracts outside of the plan that provide an annuity that is used to fund the current obligations under this plan. The fair value of the insurance contract assets under the plan are $2.2 million as of December 31, 2025 and 2024 and are recorded in other assets on the Company’s consolidated balance sheets. The following table provides a reconciliation of the changes in the projected benefit obligation for the years ended December 31, 2025 and 2024:

(in thousands)	2025	2024
Reconciliation of benefit obligation:
Obligation as of January 1	$5,896	$6,027
Service cost	63	59
Interest cost	227	210
Actuarial (gain) loss	(934)	145
Benefit payments	(199)	(187)
Effect of foreign currency exchange rate changes	1,508	(358)
Benefit obligation as of December 31	$6,561	$5,896

We recognized the following amounts in the consolidated balance sheets at December 31, 2025 and 2024:

(in thousands)	2025	2024
Accrued and other liabilities	203	180
Other liabilities	6,358	5,716
Total liability	$6,561	$5,896

Following are the projected benefit obligation and accumulated benefit obligation at December 31, 2025 and 2024:

(in thousands)	2025	2024
Projected benefit obligation	$6,561	$5,896
Accumulated benefit obligation	$5,678	$5,672

The following table shows the components of net periodic benefit costs and the amounts recognized in accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023:

(in thousands)	2025	2024	2023
Net periodic benefit cost:
Service cost	$63	$59	$59
Interest cost	227	210	220
Amortization of actuarial gain	(93)	—	(46)
Total net periodic pension cost	197	269	233
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	(841)	145	541
Amortization of prior years' unrecognized gain (loss)	—	—	46
Total recognized as other comprehensive income (loss), excluding tax	(841)	145	587
Total (gain) expenses recognized in net periodic benefit cost and other comprehensive (loss) income	$(644)	$414	$820

The following assumptions are used to determine the benefit obligations as of December 31, 2025 and 2024:

	2025	2024
Discount rate	4.4%	3.6%
Rate of compensation	3.0%	3.0%

The following benefit payments, including expected future service cost, are expected to be paid:

(in thousands)
Estimated future benefit payments for the years ending December 31:
2026	$232
2027	258
2028	287
2029	321
2030	353
2031 through 2035	1,885

NOTE 14 - REDEEMABLE NON-CONTROLLING INTEREST

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

The put and call rights related to 50% of the common shares underlying this RNCI can be exercised upon the achievement of an initial revenue and gross profit target, while the put and call rights related to the remaining 50% of the common shares underlying the RNCI can be exercised upon the achievement of a second revenue and gross profit target. The exercise prices at which the shares underlying the RNCI can be put by their holders or called by the Company are determined based upon whether the consolidated foreign subsidiary achieves either or both of the predetermined revenue and gross profit targets. If either (1) one or both sets of revenue and gross margin targets are not achieved by the consolidated foreign subsidiary within specified time periods or (2) neither the put or call options are exercised within specified time periods despite the achievement of one or both sets of targets, the exercise price for the put and call options will be set at a floor strike price for periods thereafter. Up to 50% of the exercise price can be paid in shares of Common Stock at our election.

On December 9, 2024, the Company signed a profit and loss transfer agreement with the foreign subsidiary whereby the subsidiary transfers its entire net profit or loss to 3D Systems for the next five years. For the years ended December 31, 2025 and 2024, the Company consolidated 100% of the foreign subsidiary net loss.

In December 2025, the agreement was amended to allow for immediate exercise of the put option for $2.0 million, subject to the completion of the certain milestones, which will be paid in three installments in 2026. Upon completion of the initial payment, the remaining shares will be assigned to the Company.

Changes to the Company's RNCI balance during the years ended December 31, 2025, 2024 and 2023 are summarized below:

(in thousands)	Year Ended December 31
	2025	2024	2023
Balance at beginning of period	$1,958	$2,006	$1,760
Fair value at the date of acquisition	—	—	—
Net loss	—	—	(265)
Redemption value (below) in excess of carrying value	—	(61)	479
Translation adjustments	235	13	32
Balance at end of period	$2,193	$1,958	$2,006
NOTE 15 - STOCK-BASED COMPENSATION

Stock Incentive Plans

2015 Incentive Plan

The Company is authorized to grant shares of restricted stock, restricted stock units ("RSUs"), stock appreciation rights, cash incentive awards and options to purchase shares of common stock to employees and non-employees inclusive of directors pursuant to its 2015 Incentive Plan (the "2015 Plan"). The 2015 Plan also designates that shares may be used for performance-based awards and market-based awards. The vesting period for awards granted under the 2015 Plan is generally determined by the Board of Directors at the date of the grant. Generally, the awards vest one third each year, over 3 years. The total number of shares of common stock reserved and available for distribution under the 2015 Plan and the total number of shares of common stock that can be issued pursuant to stock options is 29,235,000 shares. Stock-based compensation expense is generally included in selling, general and administrative expenses in the consolidated statements of operations.

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

During the years ended December 31, 2024 and 2023, we granted 147,000 and 597,000 Phantom Units, respectively. As of December 31, 2024 and 2023, 721,000 and 596,000 Phantom Units were outstanding. During the years ended December 31, 2024 and 2023, we recognized $0.1 million and $0.5 million of compensation expense related to the Phantom Units. As of December 31, 2024 and 2023, the liability recognized in other liabilities on the consolidated balances sheets for the Phantom Units was $0.6 million and $0.5 million, respectively.

During the year ending December 31, 2025, the remaining outstanding Phantom Units were forfeited due to not achieving the required performance conditions and $0.6 million of compensation expense relating to the Phantom Units was reversed. As of December 31, 2025, there was no liability on the consolidated balances sheets for the Phantom Units. The Phantom Units are excluded from the restricted stock and RSU summary table below.

Restricted Stock and Restricted Stock Units

A summary of our restricted stock and RSU activity for the years ended December 31, 2025, 2024 and 2023 is as follows:

(in thousands, except per share amounts)	Number of Shares/Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022 — unvested	5,015	$18.19
Granted	4,439	$10.26
Canceled	(1,118)	$15.45
Vested	(2,154)	$13.09
Outstanding as of December 31, 2023 — unvested	6,182	$14.77
Granted	3,392	$1.98
Canceled	(1,845)	$14.69
Vested	(2,544)	$13.28
Outstanding as of December 31, 2024 — unvested	5,185	$7.16
Granted	2,958	$2.25
Canceled	(1,323)	$4.37
Vested	(1,659)	$7.14
Outstanding as of December 31, 2025 — unvested	5,161	$5.06

Included in the above outstanding balance as of December 31, 2025 are 1,687,753 shares of restricted stock that vest under specified market conditions, which were awarded to certain employees in 2025, 2024, and 2023.

During the year ended December 31, 2025, the Company granted 810,000 performance-based RSUs ("PSUs") to employees with a weighted-average grant date fair value of $0.47 per share. The PSUs are subject to three-year cliff vesting. Vesting is contingent upon the continued service and market conditions that are met based on annualized stock price growth goals.

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

During the years ended December 31, 2025 and 2023, there was no stock option activity. The aggregate intrinsic value of the outstanding stock options was $0 as of December 31, 2025 and 2023, respectively. As of December 31, 2025, 2024 and 2023, none of the outstanding stock options were exercisable, and there was no unrecognized stock-based compensation expense related to stock options.

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

On April 29, 2024, two key employees from Volumetric ("Volumetric Key Employees"), who were required to be employed at the time of achievement of each non-financial, science-based milestone outlined in the Volumetric acquisition agreement for each related acquisition earnout payment to become payable, resigned from their positions with the Company. As a result of the resignation of the Volumetric Key Employees, all parties to which the remaining three milestone-based earnout payments totaling $175.0 million were potentially payable were notified that such amount was no longer eligible to be earned. While the Volumetric Key Employees claim that their terminations were for good reason, which would preserve the rights to milestone-based earnout payments under the Volumetric acquisition agreement, the Company vigorously denies this claim. Refer to Note 20 for further details regarding the resignation of the certain Volumetric Key Employees and all related actions occurring thereafter.

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

dp polar Earnout

On October 4, 2022 the Company acquired dp polar. The acquisition agreement included an earnout arrangement for $2.2 million incremental to the acquisition purchase price, which would be settled via the issuance of 250,000 shares of the Company's Common Stock. The issuance and vesting of these shares was contingent upon certain service conditions of a key individual from dp polar through December 31, 2024. Management concluded that this potential obligation for the issuance of 250,000 shares of Common Stock should be accounted for as compensation expense recognized over the individual's service period and, accordingly, the related expense is reflected in the disclosure of stock-based compensation included herein. During April 2024, due to a change in the key individual's employment status, all service conditions of the dp polar earnout were deemed to have been met based on the terms of the initial arrangement. Accordingly, all remaining expense related to these shares was recognized during the year ended December 31, 2024. This arrangement was settled during the year ended December 31, 2025 with the issuance of 250,000 shares of Common Stock.

Stock-Based Compensation Activity and Expense

The following table shows the stock-based compensation expense recognized during the years ended December 31, 2025, 2024, and 2023:

(in thousands)	2025	2024	2023
Stock-based compensation expense	$9,525	$18,457	$23,504
Tax benefit	$—	$—	$—

The Company has historically paid annual incentive compensation in shares of Common Stock that vest upon grant. The Company did not accrue and pay any annual incentive compensation related to the years ended December 31, 2025, 2024 or 2023.

The year ended December 31, 2023 also includes the reversal of $8.6 million of expense related to an earnout agreement as part of the Volumetric acquisition from 2021. The years ended December 31, 2024 and 2023 include $1.0 million each of expense related to the earnout agreement from the 2022 acquisition of dp polar.

At December 31, 2025, there was $8.6 million of unrecognized stock-based compensation expense related to all unvested equity awards, which we expect to recognize over a weighted-average period of 2.1 years.

NOTE 16 - INCOME TAXES

The components of our income (loss) before income taxes for the years ended December 31, 2025, 2024 and 2023 are as follows:

(in thousands)	2025	2024	2023
Income (loss) before income taxes:
Domestic	$13,858	$(160,709)	$(239,971)
Foreign	35,734	(89,287)	(122,341)
Total	$49,592	$(249,996)	$(362,312)

The components of income tax provision for the years ended December 31, 2025, 2024 and 2023 are as follows:

(in thousands)	2025	2024	2023
Current:
U.S. federal	$—	$24	$135
State	99	301	(50)
Foreign	14,867	2,820	1,686
Total	$14,966	$3,145	$1,771

Deferred:
U.S. federal	$838	$—	$—
State	—	—	—
Foreign	(933)	(952)	(2,412)
Total	(95)	(952)	(2,412)
Total income tax provision (benefit)	$14,871	$2,193	$(641)

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, cash paid for income taxes (net of refunds) during the year ended December 31, 2025, consisted of the following:

(in thousands)	2025
Federal	$799
State:
Other (a)	492
Total State	492
Foreign:
Germany	2,431
Korea	1,860
Netherlands	1,723
China	559
Mexico	522
Other (a)	1,247
Total Foreign	8,342
Cash paid for income taxes (net of refunds)	$9,633
(a) The amount of income taxes paid during the year does not meet the 5% disaggregation threshold and is included in Other.

Cash paid for income taxes, net of refunds, during the years ended December 31, 2024 and 2023, was $5.5 million and $3.9 million respectively.

The components of our net deferred income tax assets and net deferred income tax (liabilities) at December 31, 2025 and 2024 as follows:

(in thousands)	2025	2024
Deferred income tax assets:
Intangible assets	$11,860	$15,685
Stock options and restricted stock awards	1,666	3,032
Reserves and allowances	4,511	6,879
Net operating loss carryforwards	79,161	59,641
Tax credit carryforwards	32,287	31,326
Accrued liabilities	2,235	2,681
Deferred revenue	1,055	2,176
Lease tax assets	12,248	17,498
Research expenditures capitalization	31,905	44,773
Other	5,607	3,236
Valuation allowance	(170,425)	(168,299)
Total deferred income tax assets	$12,110	$18,628

Deferred income tax liabilities:
Intangible assets	$1,171	$2,081
Property and equipment	710	2,352
Lease tax liabilities	10,182	14,159
Other	—	49
Total deferred income tax liabilities	$12,063	$18,641

Net deferred income tax asset (liability)	$47	$(13)

At December 31, 2025, $79.2 million of our deferred income tax assets was attributable to $475.4 million of gross net operating loss carryforwards, which consisted of $111.0 million of loss carryforwards for U.S. federal income tax purposes, $175.1 million of loss carryforwards for U.S. state income tax purposes and $189.3 million of loss carryforwards for foreign income tax purposes.

The net operating loss carryforwards for U.S. federal income tax purposes do not expire. The net operating loss carryforwards for U.S. state income tax purposes began to expire in 2025. In addition, certain net loss carryforwards for foreign income tax purposes begin to expire in 2026 and certain other loss carryforwards for foreign purposes do not expire.

At December 31, 2025, tax credit carryforwards deferred assets of $32.3 million consisted of $22.4 million of research and experimentation credit carryforwards for U.S. federal income tax purposes, $5.9 million of research and experimentation tax credit carryforwards for U.S. state income tax purposes, and $4.0 million of foreign tax credits for U.S. federal income tax purposes. We have recorded a valuation allowance related to the U.S. federal and state tax credits.

During the year ended December 31, 2025, management reevaluated its assertion regarding the indefinite reinvestment of earnings generated by certain foreign subsidiaries. Historically, the Company had asserted that these undistributed foreign earnings would be indefinitely reinvested, and accordingly, no deferred tax liability had been recorded on the associated outside basis differences. As a result of changes in business plans and capital allocation strategies, including updated cash flow projections and anticipated funding needs in the parent jurisdiction, management determined that it can no longer assert indefinite reinvestment for a portion of these foreign earnings. Accordingly, as of December 31, 2025, we recorded the deferred tax liability related to undistributed earnings of foreign subsidiaries of $0.8 million.

Including interest and penalties, the total net decrease of our unrecognized benefits is $2.1 million for the year ended December 31, 2025. The decrease was primarily related to the lapse of statute for certain credits. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.6 million. We include interest and penalties in the consolidated financial statements as a component of income tax expense.

	Unrecognized Tax Benefits(1)
(in thousands)	2025	2024	2023
Balance at January 1	$(16,413)	$(18,604)	$(17,150)
Increases related to prior year tax positions	(240)	(1,170)	(99)
Decreases related to prior year tax positions	106	4,337	107
Decreases related to prior year tax positions as a result of lapse of statute	3,170	—	271
Decreases related to settlement	—	—	—
Increases related to current year tax positions	(933)	(976)	(1,733)
Increases related to acquired tax positions	—	—	—
Decreases related to acquired tax positions	—	—	—
Balance at December 31	$(14,310)	$(16,413)	$(18,604)
(1) The unrecognized tax benefit balance as of December 31, 2025, 2024, and 2023 includes $0.5 million, $1.3 million, and $0.3 million of interest and penalty, respectively.

Tax years 2021 through 2024 remain subject to examination by the U.S. Internal Revenue Service. State income tax returns are generally subject to examination for a period of three to four years after filing the respective tax returns. The tax years 2020 through 2024 remain open to examination by the various foreign taxing jurisdictions to which the Company is subject.

The following presents the changes in the balance of our deferred income tax asset valuation allowance:

Year Ended	Item	Balance at beginning of year	Additions (reductions) charged to expense	Other(1)	Balance at end of year
2025	Deferred income tax asset valuation allowance	$168,299	$(1,915)	$4,041	$170,425
2024	Deferred income tax asset valuation allowance	$125,533	$43,365	$(599)	$168,299
2023	Deferred income tax asset valuation allowance	$100,694	$23,606	$1,233	$125,533
(1) The Other portion of changes to our valuation allowance consists primarily of the impact of acquisitions and changes in foreign currency translation rates.

In 2025, we recorded a full valuation allowance for Oqton Belgium and a partial valuation allowance for 3D Systems SA. In 2024, we recorded full valuation allowances for 3DSystems GmbH and Kumovis GmbH. In addition, we released a valuation allowance for Oqton Belgium. In 2023, we recorded full valuation allowances for Wematter and Layerwise. All of which are foreign subsidiaries of the Company. We continue to review results of operations and forecast estimates to determine if it is more likely than not that the deferred tax assets will be realized.

The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2025 as follows:

(in thousands)	Amount	Percent
Tax provision based on the federal statutory rate	$10,414	21.0%
State and local income taxes(1)	79	0.2%
Foreign tax effects
Belgium
Foreign income tax rate differential	(779)	(1.6)%
Changes in valuation allowances	6,738	13.6%
Deferred adjustments	(2,289)	(4.6)%
Other	(588)	(1.2)%
Germany
Changes in valuation allowances	(1,874)	(3.8)%
Other	145	0.3%
Netherlands
Changes in valuation allowances	1,623	3.3%
Other	(344)	(0.7)%
Switzerland
Changes in valuation allowances	1,708	3.4%
Tax-deductible goodwill	(1,985)	(4.0)%
Other	(409)	(0.8)%
Other foreign jurisdictions	3,924	7.9%
Effect of cross-border tax laws
Global intangible low-taxed income inclusion	5,980	12.1%
Subpart F income inclusion	725	1.5%
Tax credits
Research and development tax credits	(3,593)	(7.2)%
Expired foreign tax credits	3,253	6.6%
Changes in valuation allowances	(9,951)	(20.1)%
Nontaxable or nondeductible items
Employee share-based payments	2,483	5.0%
Equity method investment	(827)	(1.7)%
Impairment of investments	1,338	2.7%
Unremitted foreign earnings	838	1.7%
Deferred adjustments	559	1.1%
Payable adjustments	(637)	(1.3)%
Other	791	1.6%
Changes in unrecognized tax benefits	(2,451)	(4.9)%
Total	$14,871	30.0%
(1) In 2025, state taxes in California, New York, New Jersey, New York City, and Michigan made up the majority (greater than 50%) of the tax effect in this category.

The difference between our effective tax rate and the federal statutory rate for 2025 was 9.0 percentage points. The difference in the effective rate is primarily due to the global intangible low-taxed income inclusion ("GLTI").

The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2024, and 2023 are as follows:

	% of Pretax (Loss) Income
	2024	2023
Tax provision based on the federal statutory rate	21.0%	21.0%
Increase in valuation allowances	(17.3)	(6.5)
Change in carryforward attributes	—	—
Global intangible low-taxed income inclusion	—	(0.4)
Non-deductible expenses	—	—
Non-deductible earnout expense	—	1.0
Goodwill impairment charge	(8.7)	(14.6)
Foreign income tax rate differential	0.2	0.5
Deemed income related to foreign operations	(0.6)	(0.3)
Tax rate change	(0.1)	—
Employee share-based payments	(0.3)	(0.5)
Other	(0.3)	(0.7)
Deferred and payable adjustments	1.3	(1.3)
Non-deductible penalties	—	—
State taxes, net of federal benefit, before valuation allowance	1.2	0.7
Return-to-provision adjustments	(0.5)	0.2
Other tax credits	2.0	1.1
Uncertain tax positions and audit settlements	1.3	—
Effective tax rate	(0.8)%	0.2%

The difference between our effective tax rate for 2024 and 2023 and the federal statutory rate was 21.8 and 20.8 percentage points, respectively. The difference in the effective rate is primarily due to the net increase in valuation allowances and non-deductible goodwill impairment charges.

NOTE 17 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net loss attributable to 3D Systems' common stock shareholders by the weighted average number of common shares outstanding during the applicable period. Diluted net income (loss) per share incorporates the additional shares issuable upon the assumed exercise of stock options, the vesting of restricted stock and restricted stock units, and the assumed conversion of debt, except in such case when (1) the inclusion of such shares or potential shares would be anti-dilutive or (2) when the vesting of restricted stock or restricted stock units is contingent upon one or more performance conditions that have not been met as of the balance sheet date.

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Numerator (basic):
Net income (loss) attributable to 3D Systems Corporation	$29,883	$(255,593)	$(362,688)
Redeemable non-controlling interest redemption value in excess of carrying value	—	61	(479)
Net income (loss) attributable to common stock shareholders	$29,883	$(255,532)	$(363,167)
Numerator (diluted):
Net income (loss) income attributable to 3D Systems' common stock shareholders	$29,883	$(255,532)	$(363,167)
Add back: Interest on 2030 Notes	2,809	—	—
Net income (loss) income attributable to 3D Systems' common stock shareholders plus assumed conversions	$32,692	$(255,532)	$(363,167)

Denominator:
Basic weighted average common shares outstanding(a)	129,159	131,861	129,944
Effect of Dilutive securities:
Restricted stock and RSUs	1,393	—	—
Conversion of 2030 Notes	44,962	—	—
Diluted weighted average common shares outstanding	175,514	131,861	129,944

Net income (loss) per share – basic	$0.23	$(1.94)	$(2.79)
Net income (loss) per share - diluted	$0.19	$(1.94)	$(2.79)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect was considered anti-dilutive for the years ended December 31, 2025, 2024 and 2023, respectively.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Restricted stock, restricted stock units, and PSUs	2,691	5,185	6,182
Stock options	160	160	420
Total	2,851	5,345	6,602
On November 16, 2021, the Company issued $460.0 million in aggregate principal amount of 0% Convertible Senior Notes due November 15, 2026, as discussed in Note 12. The Notes’ impact to diluted shares is calculated using the if-converted method as prescribed in ASU 2020-06. The Notes will increase the diluted share count when the average share price over a quarterly or annual reporting period is greater than $35.92 per share, the conversion price of the Notes. For the year ended December 31, 2025, 2024 and 2023, the Notes were anti-dilutive on a stand-alone basis because the average share price during these periods did not exceed the conversion price. For the years ended December 31, 2024 and 2023, the Notes were also anti-dilutive because we reported a net loss for each of the respective periods.
The anti-dilution table above excludes shares issued in connection with the settlement of accrued incentive compensation. In the years ended December 31, 2025 and 2024 and 2023 there were no shares related to the payment of accrued incentive compensation.
For the year ended December 31, 2023, the table above excludes an estimate of 138 thousand shares that are contingently issuable under the dp polar earnout agreement, as discussed in Note 15.
Diluted income per common share was computed using the treasury stock method for restricted stock and restricted stock units and the if-converted method for convertible debt.

Share Repurchases
On June 23, 2025, 3D Systems repurchased 8.0 million shares of its outstanding common stock at a price of $1.87 per share, which was equal to the closing price of the common stock on the New York Stock Exchange on June 17, 2025. The share repurchase was executed concurrently with the issuance of the 2030 Notes (refer to Note 12).
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

NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the balances of accumulated other comprehensive loss by component are as follows:

(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Unrealized loss on short-term investments	Total
Balance at December 31, 2022	$(54,194)	$700	$(328)	$(53,822)
Other comprehensive income (loss)	9,630	(354)	108	9,384
Amounts reclassified from accumulated other comprehensive (loss) income [a]	—	(32)	220	188
Balance at December 31, 2023	(44,564)	314	—	(44,250)
Other comprehensive loss	(10,653)	(163)	—	(10,816)
Balance at December 31, 2024	(55,217)	151	—	(55,066)
Other comprehensive income	7,219	20	—	7,239
Balance at December 31, 2025	$(47,998)	$171	$—	$(47,827)
a.Amount reclassified into Other income, net on the consolidated statements of operations.

The amounts presented in the table above are net of income taxes. Income tax effects of these items are released from accumulated other comprehensive loss contemporaneously with the related gross pretax amount.

NOTE 19 - SEGMENT INFORMATION

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

The CODM does not review disaggregated asset information on the basis of the Company's segments; therefore, such information is not presented.

Revenue, cost of sales and gross profit for each of our reportable segments were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue:
Healthcare Solutions	$179,589	$189,736	$213,216
Industrial Solutions	207,313	250,385	274,853
Total revenue	386,902	440,121	488,069
Cost of sales:
Healthcare Solutions	107,783	116,237	128,066
Industrial Solutions	148,074	159,706	163,582
Total cost of sales	255,857	275,943	291,648
Gross profit:
Healthcare Solutions	71,806	73,499	85,150
Industrial Solutions	59,239	90,679	111,271
Total gross profit	131,045	164,178	196,421
Selling, general and administrative	(161,331)	(210,132)	(210,172)
Research and development	(65,037)	(86,479)	(89,466)
Asset impairment charges	(760)	(144,967)	(302,787)
Foreign exchange gain (loss), net	3,637	2,452	(4,825)
Interest income	3,956	7,302	19,511
Interest expense	(5,162)	(2,564)	(3,301)
Gain on disposition	139,590	—	—
Other income, net	3,654	20,214	32,307
Income (loss) before income taxes	$49,592	$(249,996)	$(362,312)

Depreciation and amortization included in the measurement of gross profit by segment were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Depreciation and amortization:
Healthcare Solutions	$5,431	$5,389	$4,593
Industrial Solutions	$2,378	$2,947	$2,801

The following table summarizes long-lived assets by geographic region as of December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
United States	$68,893	$76,829
Belgium	18,893	19,598
Other foreign entities	14,501	14,058
Total	$102,287	$110,485

NOTE 20 - COMMITMENTS AND CONTINGENCIES

The Company has certain purchase commitments under agreements with remaining terms in excess of one year, primarily related to printer assemblies, inventory, capital expenditures, and software licenses. As of December 31, 2025, such purchase commitments totaled $15.9 million, with $8.1 million of the purchase obligations expected to come due within the next twelve months.

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

Other Commitments

Government Settlement

As previously disclosed, beginning in October 2017, the Company undertook an internal investigation relating to possible violations of U.S. export control laws, including the International Traffic in Arms Regulations administered by the Directorate of Defense Trade Controls of the Department of State ("DTCC") and the Export Administration Regulations administered by the Bureau of Industry and Security of the Department of Commerce ("BIS"). In February 2023, the Company settled these matters with the U.S. Department of Justice ("DOJ"), DTCC and BIS. As a part of these settlement agreements, the Company agreed to pay $15.0 million in civil monetary penalties to these agencies, with an additional $10.0 million suspended penalty amount to be allocated to remedial compliance measures required by DTCC. The penalty amounts subject to payment were broken down as follows: DTCC, $10.0 million (payable in three installments over a three-year period); BIS, $2.8 million; and DOJ, $2.3 million.

During the year ended December 31, 2025, we paid the final installment penalty of $3.0 million in accordance with the DTCC settlement agreement. The original $10.0 million suspended penalty has not been recognized as a liability, as it will be recognized as incurred for remedial compliance measures during the three-year term of the settlement agreement. The application of the Company’s spend on remedial compliance measures as a reduction to the original $10.0 million suspended penalty must be approved by the DTCC, which approval will be sought on an annual basis in accordance with the terms of the settlement agreement. As of December 31, 2025, the approved suspended penalty balance remaining was $5.1 million. In February 2026, DTCC approved the Company’s spend of the remaining suspended penalty balance of $5.1 million, resulting in no further suspended penalty due.

On February 20, 2026, the DTCC notified the Company that it has closed the settlement agreement based upon the Company’s completion of all required terms.

Letter of Credit

On June 2, 2023, we issued $1.2 million of guarantees in the form of a standby letter of credit as security for a long-term real estate lease. The letter of credit has a maturity date of June 2026 and includes automatic one-year extensions, which are not to continue beyond July 1, 2033. As of December 31, 2025, the letter of credit has been reduced to $0.4 million. We have not recorded any liability for this guarantee, as we believe the likelihood of having to perform under the letter of credit is remote. In connection with this transaction, we pledged an equal amount of cash to the issuing bank of this letter of credit. The cash pledged is recorded as restricted cash and included in other assets on our consolidated balance sheets.

Litigation
SEC Investigation
On April 15, 2022, the Company was informed the SEC is conducting a formal investigation of the Company related to, among other things, allegations brought in a securities class action lawsuit against the Company in 2021 that settled in 2024, and the Company received subpoenas from the SEC for the production of documents and information related to its investigation as a follow on to a previous voluntary request for documents. The Company received its most recent subpoena from the SEC on August 20, 2024. The Company substantially completed its production in response to the subpoena on or about the deadline of October 4, 2024. The SEC took testimony from the Company’s former Chief Accounting Officer in January 2025, and from the Company’s Chief Financial Officer in late March 2025. The Company intends to continue to cooperate with the SEC.
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
On April 29, 2024, two key employees from Volumetric ("Volumetric Key Employees"), who were required to be employed at the time of achievement of each non-financial, science-based milestone outlined in the Volumetric acquisition agreement for each related acquisition earnout payment to become payable, resigned from their positions with the Company. As a result of the resignation of the Volumetric Key Employees, all parties to which the remaining three milestone-based earnout payments totaling $175.0 million were potentially payable were notified that such amount was no longer eligible to be earned. While the Volumetric Key Employees claim that their terminations were for good reason, which would preserve the rights to milestone-based earnout payments under the Volumetric acquisition agreement, the Company vigorously denies this claim. On August 21, 2024, the Company proposed a settlement of $1.8 million with the former Volumetric shareholders and Volumetric Key Employees during mediation and this amount is recorded within Accrued and other liabilities on our consolidated balance sheets as of December 31, 2025 and 2024. The former Volumetric shareholders have not responded to the settlement offer. On December 13, 2024, the Company received a Notice of Claim for Indemnification from VBI Stockholders’ Representative, LLC, which claims to be the successor Stockholders’ Representative under the acquisition agreement. The Notice repeated the former Volumetric shareholders’ and Volumetric Key Employees' claims of breach. On January 10, 2025, the Company served a Notice of Objection which denied all liability. The delivery of this Notice of Objection triggered a 45-day negotiation period under the terms of the acquisition agreement. As of the date of this filing, there have been no further developments regarding this matter.
Intrepid Automation

On May 19, 2021, 3D Systems, Inc. initiated a lawsuit in the Superior Court of the State of California for the County of San Diego against five former employees and Intrepid Automation, Inc. (collectively, the "Intrepid Parties") alleging theft of trade secrets, unfair competition, breach of contract, and related claims ("2021 Lawsuit"). In June 2021, this lawsuit was removed to the United States District Court for the Southern District of California. In September 2022, the Intrepid Parties filed counterclaims against 3D Systems, Inc. In September 2022, the Company filed a motion to dismiss these counterclaims; this motion was granted in part in May 2023. The Intrepid Parties filed amended counterclaims in May 2023 alleging theft of trade secrets, fraudulent inducement, breach of contract, unfair competition, and related claims; this amended complaint sought damages in excess of $20 million as well as injunctive relief. These counterclaims were partially dismissed in March 2024 in response to a second motion to dismiss filed by the Company. The parties filed motions for summary judgment in April and May 2024. In March 2025, the Court granted the Intrepid Parties’ motion, dismissing the Company’s claims against the Intrepid Parties, but denied the Company’s motion for summary judgment with respect to the counterclaims brought by the Intrepid Parties in the 2021 Lawsuit. On April 17, 2025, the Company filed motions asking the Court to reconsider its dismissal of the Company's claims or granting a partial final judgment so that the Company may appeal the dismissal. To date, the Court has not ruled on those motions.

On December 4, 2024, Intrepid Automation, Inc. ("Intrepid") filed a lawsuit in the United States District Court for the Southern District of California against 3D Systems Corporation and 3D Systems, Inc. alleging infringement of U.S. patents 11,014,301 and 11,338,511 ("2024 Lawsuit"); this complaint seeks unspecified damages and injunctive relief. In July 2025, the Company filed inter partes review ("IPR") petitions against the asserted patents, and on December 11, 2025, the U.S. Patent and Trademark Office granted review of the IPR petitions. On December 18, 2025, the Court granted a stay of the 2024 lawsuit pending a final decision on the IPR petitions.
The Company intends to defend itself vigorously against the 2024 Lawsuit and the counterclaims in the 2021 Lawsuit.

Securities Class Action

The Company and certain of its executive offers were named as defendants in a putative securities class action filed on June 13, 2025 in the U.S. District Court for the District of Delaware. The action is styled Marcel F.M. Herbermann v. 3D Systems Corporation, et al., No. 1:25-cv-00734-GBW (D. Del.) (the "Securities Class Action"). The complaint in the Securities Class Action alleges defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. It was filed on behalf of stockholders who purchased the Company’s common stock from August 13, 2024 and May 12, 2025, and seeks monetary damages on behalf of the purported class. Within fourteen days of the entry of an Order appointing Lead Plaintiff and Lead Counsel, the Parties will submit a proposed scheduling Order for the filing of an amended complaint and Defendants’ responses thereto. The Company intends to defend itself and its executive officers vigorously.

Derivative Actions

The Company was named as a nominal defendant and certain of its officers and directors were named as defendants in derivative lawsuits pending in the U.S. District Court for the District of South Carolina. The action styled Scanlon v. Graves, et al., No. 0:25-cv-07627-MGL (D.S.C.) (the "Scanlon Action") was filed July 17, 2025, and asserts claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breach of fiduciary duties, and unjust enrichment. The action styled Milligan v. Graves, et al., No. 0:25-cv-11177-MGL (D.S.C.) (the "Milligan Action"), was filed August 18, 2025, and asserts claims for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder, breach of fiduciary duties, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for contribution under Section 10(b) and 21D of the Securities Exchange Act of 1934. The action styled Stoopler v. Graves, et al., No. 0:25-cv-12637-MGL (D.S.C.) (the "Stoopler Action"), was filed on September 20, 2025, and asserts claims for breach of fiduciary duties, unjust enrichment, and contribution and indemnification under Sections 10(b) and 21D of the Exchange Act. The Milligan Action, Scanlon Action, and Stoopler Action were consolidated on October 23, 2025 (the "Consolidated District of South Carolina Derivative Action"). On November 17, 2025, the Consolidated District of South Carolina Derivative Action was stayed through the earlier of the dismissal of the Securities Class Action, with prejudice, and the exhaustion of all appeals related thereto, or the close of discovery in the Securities Class Action.

The Company was also named as a nominal defendant and certain of its officers and directors were named as defendants in derivative lawsuits pending in the South Carolina Court of Common Pleas for the 16th Circuit, York County. The action styled Fernicola v. Graves, et al., No. 2025CP4602544 (S.C.), Ct. of Common Pleas for the 16th Judicial Cir., Cty. of York) (the "Fernicola Action") was filed June 27, 2025, and asserts claims for breach of fiduciary duties, gross mismanagement, waste of corporate assets, and unjust enrichment. The action styled Geza Bohus v. Graves, et al., No. 2025CP4603762 (S.C.), Ct. of Common Pleas for the 16th Judicial Cir., Cty. of York) (the "Bohus Action") was filed on September 26, 2025, and asserts claims for breach of fiduciary duty and unjust enrichment. On November 25, 2025, the Fernicola Action and the Bohus Action were consolidated (the "Consolidated York County Derivative Action"). On December 15, 2025, the Consolidated York County Derivative Action was stayed unless and until either (1) the Securities Class Action is dismissed, with prejudice, and all appeals related thereto have been exhausted; or (2) the motion to dismiss the Securities Class Action is denied in full or in part.

The Company was also named as a nominal defendant and certain of its officers and directors were named as defendants in derivative lawsuits pending in the U.S. District Court for the District of Delaware. The action styled Ataii v. Graves, et al., No. 1:25-cv-01087-GBW (D. Del.) (the "Ataii Action") was filed on August 29, 2025 and asserts claims for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder, breach of fiduciary duties, unjust enrichment. The action styled Carter v. Graves, et al., No. 1:25-cv-01103-GBW (D. Del.) (the "Carter Action"), was filed on September 3, 2025, and asserts claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, and violation of Section 14(a) of the Exchange Act. The action styled Michaels v. Graves, et al., No. 1:25-cv-01176-GBW (D. Del.) (the "Michaels Action") was filed on September 22, 2025, and asserts claims for violations of Section 14(a) of the Exchange Act, violations of Section 20(a) of the Exchange Act, breach of fiduciary duties, and unjust enrichment. On October 30, 2025, the Ataii Action, the Carter Action, and the Michaels Action were consolidated (the "Consolidated District of Delaware Derivative Action.") On November 21, 2025, the Consolidated District of Delaware Derivative Action was stayed through the earlier of the dismissal of the Securities Class Action with prejudice, and the exhaustion of all appeals related thereto, or the close of discovery in the Securities Class Action. The Company intends to defend itself as well as its executive officers and directors vigorously against the derivative actions.
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

NOTE 21 - FAIR VALUE MEASUREMENTS

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
Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

(in thousands)		Fair Value Measurement Using (a)
December 31, 2025	Total Fair Value	Level 1	Level 2	Level 3
Money market funds	$32,760	$32,760	$—	$—
December 31, 2024
Money market funds	$98,212	$98,212	$—	$—
(a) There were no transfers among the levels within the fair value hierarchy during the year ended December 31, 2025 or the year ended December 31, 2024.
Cash equivalents, including money market funds, are valued utilizing the market approach for measuring the fair value of financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value as of December 31, 2025 and December 31, 2024 because of the relatively short duration of these instruments.

The following table summarizes the carrying amount and fair value of our financial instruments:

	December 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
0% Convertible senior notes due 2026	$3,944	$3,593	$211,995	$189,409
5.875% Convertible senior secured notes due 2030	$86,394	$117,982	$—	$—
The estimated fair value of the 2026 Notes and the 2030 Notes was determined using quoted market price in a market with limited activity, and is therefore classified as Level 2 in the fair value hierarchy.

Assets Measured at Fair Value on a Nonrecurring Basis
As discussed in Note 8, during the second quarter of 2025, management identified a triggering event for the Healthcare reporting unit and performed an interim goodwill impairment assessment. Based on the results of the quantitative test, no impairment was identified, as the estimated fair value of the reporting unit exceeded its carrying value. The fair value of the reporting unit was determined using a combination of income and market approaches. The income approach was based on discounted cash flow projections, while the market approach utilized information from comparable companies. Significant assumptions included projected revenue growth rates and a discount rate of 26.2%, derived from the Company’s weighted average cost of capital, reflecting market, industry, and risk factors. We also tested our goodwill for impairment as of our annual impairment testing date, November 1, 2025, and no impairment was identified. There were no material changes to the significant assumption between the interim goodwill impairment assessment and the annual impairment test. These assessments represent a Level 3 measurement due to the use of unobservable inputs and significant management judgment.
During the year ended December 31, 2024, the Company recorded asset impairment charges related to property and equipment, ROU assets, intangible assets and goodwill. For the impairment test related to property and equipment, right of use lease assets and intangible assets, the Company estimated the asset group’s fair value using projected discounted cash flows as well as a market approach based on revenue multiples. To allocate the impairment charge, the Company estimated the fair values of the intangible assets and right-of-use assets included in the asset group using the income approach and estimated the fair value of the property and equipment included in the asset group using the cost approach. The estimation of the fair values of all classes of long-lived assets to which the impairment charge has been allocated required the application of Level 3 valuation inputs. The related goodwill impairment test estimated the fair value of the reporting unit using Level 3 valuation inputs consistent with the 2025 interim test described above.
During the year ended December 31, 2023, the Company recorded asset impairment charges related to goodwill. The impairment test estimated the fair value of the reporting unit using Level 3 valuation inputs consistent with the 2025 interim test and 2024 annual impairment tests described above. Refer to Notes 6, 7, 8 and 10 for additional details regarding the impairment tests and charges recognized during the years ended December 31, 2025, 2024 and 2023.

These fair value estimates are based on information available to management as of the valuation date. Although we are not aware of any factors that would significantly affect these fair value estimates, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented.

NOTE 22 - RESTRUCTURING AND EXIT ACTIVITIES COSTS

2025 Restructuring Plan

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

We incurred $8.5 million in severance and termination benefit costs related to headcount reductions during the year ended December 31, 2025. These costs were primarily cash charges and were generally recognized when probable and estimable consistent with the Company’s past practices or statutory law. The Company does not expect to incur significant additional restructuring charges in 2026 related to the 2025 Restructuring Plan.

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
2023 Restructuring Plan Costs, Cash Settlements and Recognized Liabilities

We incurred $8.2 million in severance and termination benefit costs related to headcount reductions between inception of our 2023 Restructuring Plan and the completion of headcount reductions under the plan during the year ended December 31, 2024. These costs were generally recognized when they became probable and estimable consistent with the Company’s past practices or statutory law. During the three months ended June 30, 2024, we recorded a reduction of approximately $1.0 million from our severance accrual included in cost of sales as a result of the decision to continue to operate certain facilities. This reduction in severance costs was partially offset by incremental severance charges recorded in cost of sales during the year ended December 31, 2024.

We may incur non-cash impairment charges as a result of exiting leased facilities for which we are unable to terminate the existing lease, if the carrying values of the related ROU asset balances and other related asset balances (e.g., leasehold improvements) will not be fully recoverable through our efforts to sublease an exited facility. However, since inception of our 2023 Restructuring Plan, with the exception of certain amounts paid to terminate certain leases early, our consolidated financial statements have not reflected material transactions or charges resulting from the decisions to cease the use of facilities for our own operations because the facilities for which we have continuing leases (and any related assets, as applicable) generally have not yet qualified to be measured for impairment separate from the asset group to which they have historically belonged, which typically occurs when we have entered into a sublease. During the year ended December 31, 2024, we paid $0.6 million to terminate certain leases related to facilities identified as part of our facilities exit plan. In addition, during 2023, the Company recognized $0.6 million of impairment charges related to certain fixed assets that were retired in connection with the Company’s restructuring activities. There were no impairment charges recorded related to fixed assets during the year ended December 31, 2024 that relate specifically to decisions to exit facilities.

The restructuring and other related charges were primarily cash charges related to severance. These charges are reflected in the following captions in the accompanying Condensed Consolidated Statements of Operations as follows:

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Total cost of sales (a)	$1,034	$(785)	$1,401
Selling, general and administrative	5,855	370	5,598
Research and development	1,561	385	1,243
Total	$8,450	$(30)	$8,242
(a) Only restructuring costs recorded to cost of sales have been included in our reported segment results, as gross profit is our measure of segment profitability. For 2025, $0.5 million of severance and termination costs recorded to cost of sales are included in Healthcare and $0.5 million are included in Industrial. All severance and termination costs recorded to costs of sales for 2024 and 2023 are included in our Healthcare segment and, accordingly, are reflected in the Healthcare segment's reported gross profit. There were no facility termination costs or impairment costs included in the amounts reported for consolidated or segment cost of sales. See Note 19 for the reported gross profit for each of our reportable segments.
The activity in the restructuring accrual related to the 2025 and 2023 Restructuring Plans was as follows:

(in thousands)	December 31, 2025	December 31, 2024
Balance at beginning of period	$487	$3,933
Costs incurred and other adjustments to accrued liability during the period	8,450	(30)
Amounts settled with cash	(7,707)	(3,416)
Balance at the end of period	$1,230	$487