Form 10-Q
period 2026-03-31
3D SYSTEMS CORP
filed 2026-05-11
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Shares of Common Stock, par value $0.001 per share, outstanding as of May 4, 2026: 146,947,053.

3D SYSTEMS CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
3D SYSTEMS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par value)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$85,083	$95,635
Accounts receivable, net of reserves — $4,001 and $3,608	86,237	83,806
Inventories	127,265	127,496
Prepaid expenses and other current assets	42,075	39,770
Total current assets	340,660	346,707
Property and equipment, net	49,023	49,249
Intangible assets, net	16,157	16,614
Goodwill	15,454	15,575
Operating lease right-of-use assets	42,387	45,364
Finance lease right-of-use assets	7,537	7,774
Long-term deferred income tax assets	2,511	2,787
Other assets	39,387	37,658
Total assets	$513,116	$521,728
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities:
Current portion of long-term debt, net of deferred financing costs	$3,944	$3,944
Current operating lease liabilities	10,939	11,583
Accounts payable	39,397	41,017
Accrued and other liabilities	49,113	46,656
Customer deposits and deferred revenue	20,020	17,423
Total current liabilities	123,413	120,623
Long-term debt, net of deferred financing costs	86,786	86,394
Long-term operating lease liabilities	42,481	45,420
Long-term deferred income tax liabilities	3,009	2,740
Other liabilities	23,083	24,000
Total liabilities	278,772	279,177
Commitments and contingencies (Note 11)
Redeemable non-controlling interest	—	2,193
Stockholders’ equity:
Preferred stock, 5,000 shares authorized; $0.001 par value; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, authorized 220,000 shares; shares issued 146,057 and 145,581 as of March 31, 2026 and December 31, 2025, respectively	146	146
Additional paid-in capital	1,622,692	1,620,399
Accumulated deficit	(1,336,784)	(1,332,360)
Accumulated other comprehensive loss	(51,710)	(47,827)
Total stockholders’ equity	234,344	240,358
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$513,116	$521,728

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2026	March 31, 2025
Revenue:
Products	$57,768	$54,723
Services	37,770	39,817
Total revenue	95,538	94,540
Cost of sales:
Products	36,087	37,365
Services	25,108	24,486
Total cost of sales	61,195	61,851
Gross profit	34,343	32,689
Operating expenses:
Selling, general and administrative	31,348	49,769
Research and development	9,635	19,683
Total operating expenses	40,983	69,452
Loss from operations	(6,640)	(36,763)
Non-operating income (loss):
Foreign exchange gain, net	2,638	1,139
Interest income	584	953
Interest expense	(2,164)	(581)
Other income (loss), net	3,528	(160)
Total non-operating income	4,586	1,351
Net loss before income taxes	(2,054)	(35,412)
Provision for income taxes	(1,483)	(671)
Loss on equity method investments, net of income taxes	(1,046)	(903)
Net loss before redeemable non-controlling interest	(4,583)	(36,986)
Less: net loss attributable to redeemable non-controlling interest	(159)	—
Net loss attributable to 3D Systems Corporation	$(4,424)	$(36,986)

Net loss per common share:
Basic	$(0.03)	$(0.28)
Diluted	$(0.03)	$(0.28)

Weighted average shares outstanding:
Basic	143,261	132,462
Diluted	143,261	132,462

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Net loss before redeemable non-controlling interest	$(4,583)	$(36,986)
Other comprehensive (loss) income, net of taxes:
Pension plan adjustments	842	6
Foreign currency translation	(4,725)	3,046
Total other comprehensive (loss) income, net of taxes:	(3,883)	3,052
Comprehensive loss attributable to 3D Systems Corporation	$(8,466)	$(33,934)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
OPERATING ACTIVITIES
Net loss before redeemable non-controlling interest	$(4,583)	$(36,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,132	5,712
Amortization of debt issuance costs	499	316
Stock-based compensation	2,282	4,168
Non-cash operating lease expense	3,022	2,371
Provision for inventory obsolescence	1,431	1,311
Provision for bad debts	473	325
(Gain) loss on the disposition of businesses, property, equipment and other assets	(320)	128
Provision for deferred income taxes and reserve adjustments	690	1,652
Gain on disposal of investment	(2,576)	—
Loss on equity method investment, net of taxes	1,046	903
Changes in operating accounts:
Accounts receivable	(5,645)	(1,231)
Inventories	(2,146)	(1,870)
Prepaid expenses and other current assets	(2,014)	(4,078)
Accounts payable	(2,040)	(2,799)
Deferred revenue and customer deposits	4,759	5,745
Accrued and other liabilities	109	(4,144)
All other operating activities	(7,331)	(5,309)
Net cash used in operating activities	(7,212)	(33,786)
INVESTING ACTIVITIES
Purchases of property and equipment	(2,058)	(2,795)
Proceeds from sale of assets and businesses, net of cash sold	100	—
Acquisitions and other investments, net of cash acquired	—	(550)
Other investing activities	(202)	(67)
Net cash used in investing activities	(2,160)	(3,412)
FINANCING ACTIVITIES
Purchase of non-controlling interest	(498)	—
Taxes paid related to net-share settlement of equity awards	(11)	(285)
Other financing activities	(414)	(364)
Net cash used in financing activities	(923)	(649)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(289)	1,178
Net decrease in cash, cash equivalents and restricted cash	(10,584)	(36,669)
Cash, cash equivalents and restricted cash at the beginning of the year	97,100	172,883
Cash, cash equivalents and restricted cash at the end of the period	$86,516	$136,214

Balances per Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$85,083	$135,040
Restricted cash included in prepaid expenses and other current assets	127	124
Restricted cash included in other assets (a)	1,306	1,050
Total cash, cash equivalents and restricted cash	$86,516	$136,214
Continued on next page

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	Three Months Ended
Supplemental cash flow information	March 31, 2026	March 31, 2025
Lease assets obtained in exchange for new lease liabilities	$—	$2,758
Cash interest payments	228	242
Cash income tax payments, net	577	1,820
Transfer of equipment from inventory to property and equipment, net (b)	216	1,212
(a)The balance in restricted cash as of March 31, 2026 and March 31, 2025 primarily relates to guarantees in the form of a standby letter of credit as security for a long-term real estate lease. Refer to Note 11 for further information.
(b) Inventory is transferred to property and equipment at cost when we require additional machines for training or demonstration or for placement into on demand manufacturing services locations.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance, December 31, 2025	145,581	$146	$1,620,399	$(1,332,360)	$(47,827)	$240,358
Shares issued, vested and canceled under equity incentive plans	482	—	—	—	—	—
Shares withheld related to net-share settlement of equity awards	(6)	—	(11)	—	—	(11)
Stock-based compensation expense	—	—	2,282	—	—	2,282
Net loss attributable to 3D Systems Corp.	—	—	—	(4,424)	—	(4,424)
Pension plan adjustment	—	—	—	—	842	842
Foreign currency translation adjustment	—	—	22	—	(4,725)	(4,703)
Balance, March 31, 2026	146,057	$146	$1,622,692	$(1,336,784)	$(51,710)	$234,344

Balance, December 31, 2024	135,510	$136	$1,593,366	$(1,362,243)	$(55,066)	$176,193
Shares issued, vested and canceled under equity incentive plans	(53)	(1)	—	—	—	(1)
Shares withheld related to net-share settlement of equity awards	(96)	—	(285)	—	—	(285)
Stock-based compensation expense	—	—	3,666	—	—	3,666
Net loss attributable to 3D Systems Corp.	—	—	—	(36,986)	—	(36,986)
Pension plan adjustment	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	3,046	3,046
Balance, March 31, 2025	135,361	$135	$1,596,747	$(1,399,229)	$(52,014)	$145,639

See accompanying notes to condensed consolidated financial statements.

NOTE 1- BASIS OF PRESENTATION
3D Systems Corporation (“3D Systems” or the “Company” or “we,” "our" or “us”) markets our products and services through subsidiaries in North America and South America (“Americas”), Europe and the Middle East (“EMEA”) and Asia Pacific and Oceania (“APAC”). We provide comprehensive 3D printing and digital manufacturing solutions, including 3D printers for plastics and metals, materials, software, and services, including maintenance, advanced manufacturing and applications engineering. Our solutions support advanced applications in two key industry verticals: Healthcare Solutions (which includes dental, medical devices, personalized health services and regenerative medicine) and Industrial Solutions (which includes aerospace, defense, transportation and general manufacturing). We have over 35 years of experience and expertise, which have proven vital to our development of an ecosystem and end-to-end digital workflow solutions that enable customers to optimize product designs, transform workflows, bring innovative products to market and drive new business models.

Consolidated Entities
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority-owned and wholly-owned subsidiaries and entities in which a controlling interest is maintained. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”). The Company believes that the disclosures included in this Form 10-Q are adequate to make the information presented not misleading. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the Company's financial position, results of operations, and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.
Our annual reporting period is the calendar year. The Company's results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.

Summary of Significant Accounting Policies
There have been no significant changes to our accounting policies since those disclosed in the Company's 2025 Annual Report on Form 10-K.
Finance Leases
As of March 31, 2026 and December 31, 2025, short-term finance lease obligations of $1.7 million and $1.6 million, respectively, are included in Accrued and other liabilities, and long-term finance lease obligations of $9.2 million and $9.5 million, respectively, are included in Other liabilities on our Condensed Consolidated Balance Sheets.

Amortization of Intangible Assets
Amortization expense related to our intangible assets with finite lives was $0.5 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

Redeemable Non-controlling Interest

For the year ended December 31, 2025, the Company held a 93.75% controlling interest in a consolidated foreign subsidiary that was acquired on April 1, 2022. The remaining 6.25% non-controlling interest in this foreign subsidiary is subject to redemption at a future date upon either (i) the exercise of a put option by the holder of the underlying shares or a call option by the Company, each of which is subject to the subsidiary achieving certain specified conditions, or (ii) the passage of time subsequent to the date on which this subsidiary was acquired.

In December 2025, the agreement was amended to allow for immediate exercise of the put option for $2.0 million, subject to the completion of three milestones, which will be paid in three installments in 2026. Upon completion of the first milestone and initial payment of $0.5 million, which occurred in the first quarter of 2026, the remaining shares were assigned to the Company. This resulted in the removal of the Redeemable non-controlling interest as of March 31, 2026 and we recognized a short-term liability for the remaining amount to be paid related to the second and third milestones of $1.5 million in Accrued and other liabilities.

Recently Issued Accounting Standards Not Yet Adopted
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." The ASU revises the accounting and disclosure requirements for internally developed software, including moving website development guidance from Accounting Standards Codification ("ASC") 350-50 to ASC 350-40, eliminating the use of development stages, and introducing new capitalization criteria based on (1) management’s authorization and funding commitment, and (2) the probability of project completion and intended functionality. It also includes guidance for assessing significant development uncertainty. This update is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effects of this ASU on our consolidated financial statements.

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
Recently Adopted Accounting Standards
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." The ASU introduces a practical expedient that allows entities to assume that current conditions as of the balance sheet date will remain unchanged over the remaining life of eligible accounts receivable and contract assets. Under this expedient, entities are not required to forecast future changes in conditions for these assets; however, they must continue to consider customer-specific information and any known or expected deviations from current conditions. The Company adopted this ASU in the first quarter of 2026. Adoption did not have a material impact on our consolidated financial statements or disclosures.

NOTE 2- REVENUES
Contract Assets
In certain circumstances, contract assets are recorded to include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customers and right to payment is subject to contractual performance obligations rather than subject only to the passage of time. Contract assets were $1.5 million and $1.6 million as of March 31, 2026 and December 31, 2025, respectively, and are included in Prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets.
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
Our contract liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Deferred revenue, current and customer deposits	$20,020	$17,423
Deferred revenue, noncurrent	2,908	2,794
Total contract liabilities	$22,928	$20,217
During the three months ended March 31, 2026, the Company recognized $7.2 million of revenue related to the Company's contract liabilities at December 31, 2025. The change in contract liabilities from December 31, 2025 to March 31, 2026 was primarily due to the timing of cash receipts and sales of extended service contracts.

Collaborative Arrangements
The Company enters into collaborative arrangements with customers that provide for cost reimbursement of certain expenses and potential milestone payments.
The Company recognized $1.2 million in product revenue and $1.1 million in product cost of sales related to collaborative arrangements during the three months ended March 31, 2026.
For the three months ended March 31, 2025, the Company recognized $2.8 million in product revenue and $2.5 million in product cost of sales related to collaborative arrangements.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied as of the end of the period. As of March 31, 2026, the Company had $6.2 million of remaining performance obligations, primarily related to maintenance and service contracts, post-sale support and extended warranties. We expect approximately 86% to be recognized as revenue within the next two years, and the remaining thereafter. We have excluded performance obligations with an original expected duration of one year or less.
Revenue Concentration
Revenue, disaggregated by the geographic region in which a sale originated, was as follows:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Americas	$57,065	$51,935
EMEA	34,340	33,435
APAC	4,133	9,170
Total	$95,538	$94,540

United States (included within Americas)	$56,756	$50,899
Germany (included within EMEA)	$15,751	$16,983

For the three months ended March 31, 2026, two customers within our Healthcare Solutions segment accounted for 17.4% and 10.0% of our consolidated revenue, respectively. For the three months ended March 31, 2025, one customer within our Healthcare Solutions segment accounted for 12.0% of our consolidated revenue. We expect to maintain our relationships with these customers.

NOTE 3- INVENTORIES

(in thousands)	March 31, 2026	December 31, 2025
Raw materials	$44,538	$45,350
Work in process	3,303	2,137
Finished goods and parts	79,424	80,009
Total inventories	$127,265	$127,496

NOTE 4- INVESTMENTS AND NOTE RECEIVABLE

The Company holds various equity investments, which are recorded in Other assets on our Condensed Consolidated Balance Sheets. The following table summarizes our investment balances:

(in thousands)	March 31, 2026	December 31, 2025
Equity investments under the equity method of accounting	$2,283	$753
Equity investments without readily determinable fair values	21,767	21,712
Total equity investments	$24,050	$22,465

National Additive Manufacturing Innovation ("NAMI") Joint Venture

As of December 31, 2025, the Company owned 49% of NAMI’s common stock. In February 2026, the investee issued additional shares to another equity investor, which diluted our ownership share to 34.3% of the joint ventures common stock as of March 31, 2026. The Company recognized a gain on the investee’s share issuance of $2.6 million, reported in Other income (loss), net for the three months ending March 31, 2026. The gain related to the difference between our share of the proceeds from the additional investment and the impact of the dilution on the carrying value of our investment.

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
The loan is recorded at cost, which approximates fair value as of March 31, 2026. The carrying value of the related party note receivable was $4.4 million as of March 31, 2026 and December 31, 2025. The note receivable is reported in Prepaid expenses and other current assets, on our Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.
Additionally, during the three months ended March 31, 2026 and 2025, the Company entered into related party transactions with Enhatch Inc. ("Enhatch") in the ordinary course of business. During the three months ended March 31, 2026, the Company made purchases from Enhatch of $0.4 million. For the three months ended March 31, 2026, the outstanding related party payable balances attributable to our purchases from Enhatch were not material.
Other Asset
In February 2025, the Company provided financing of $1.0 million to Hull Legacy Media Corporation, a production company co-owned by Charles W. Hull, EVP, Chief Technology Officer for the Company's Regenerative Medicine business and a related party of the Company. The financing is recorded in Other assets on our Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.
Variable Interest Entities ("VIEs")
The Company concluded that three of its investments are VIEs. These investments are not consolidated as we concluded that the Company is not the primary beneficiary. As of March 31, 2026, our maximum exposure to losses associated with the VIEs is limited to the $21.6 million carrying value of our investments in the VIEs, $4.4 million of which is included in Prepaid expenses and other current assets, with the remaining in Other assets on our Condensed Consolidated Balance Sheets. We have no other investments in unconsolidated entities that have been determined to be a VIE.

NOTE 5- BORROWINGS
The Company had the following debt outstanding as of:

(in thousands)	Outstanding Principal	Unamortized Deferred Issuance Costs	Carrying Value
March 31, 2026
0% Convertible senior notes due 2026	$3,944	$—	$3,944
5.875% Convertible senior notes due 2030	92,030	(5,244)	86,786
Outstanding convertible notes	$95,974	$(5,244)	$90,730

(in thousands)	Outstanding Principal	Unamortized Deferred Issuance Costs	Carrying Value
December 31, 2025
0% Convertible senior notes due 2026	$3,944	$—	$3,944
5.875% Convertible senior notes due 2030	92,030	(5,636)	86,394
Outstanding convertible notes	$95,974	$(5,636)	$90,338

The Company's long-term debt requires that the Company maintain certain financial covenants, including minimum qualified cash, accounts receivable and inventory balances, among others, and the Company was in compliance with all covenants as of March 31, 2026.

Convertible Senior Notes
Convertible senior secured notes due 2030
The 2030 Notes are senior secured obligations, guaranteed by certain U.S. subsidiaries of the Company (the "Note Parties"), and bear interest semiannually at a rate of 5.875%, payable on June 15 and December 15 of each year, beginning December 15, 2025.
Convertible senior notes due 2026
The 2026 Notes have an annual effective interest rate of 0.594%, reflecting original issue discounts, commissions, and offering expenses. The 2026 Notes are scheduled to mature on November 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with their terms.
The Company incurred debt issuance cost amortization of $0.5 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 6- STOCK-BASED COMPENSATION
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
Stock-Based Compensation Activity and Expense
The following table shows the stock-based compensation expense recognized:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Stock-based compensation expense	$2,282	$4,168
Included in stock-based compensation expense recognized for the three months ended March 31, 2026 and 2025 are $0.0 million and $0.5 million, respectively, of accrued expense pertaining to annual incentive compensation for which settlement would ultimately occur using shares of Common Stock.
As of March 31, 2026, there was $6.0 million of unrecognized stock-based compensation expense related to all unvested share-based payment awards that the Company expects to recognize over a weighted-average period of 2 years.

NOTE 7- INCOME TAXES

We maintain the exception under ASC 740-270-30-36(b), “Accounting for Income Taxes,” for jurisdictions that do not have reliable estimates of ordinary income. Accordingly, we have used a year-to-date methodology in determining the effective tax rate for the three months ended March 31, 2026 and 2025.
For the three months ended March 31, 2026 and 2025, the Company's effective tax rate was (72.2)% and (1.9)%, respectively. The differences between the U.S. statutory tax rate and the effective tax rates for the three months ended March 31, 2026 and 2025 were primarily driven by the recognition of a full deferred tax asset valuation allowance in various jurisdictions in both years.
On July 4, 2025, the U.S. enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (OBBBA). The Company has evaluated the impacts of the new legislation and there is no material impact on the condensed consolidated financial statements.

NOTE 8 - NET LOSS PER SHARE

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

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2026	March 31, 2025
Numerator for basic and diluted net loss per share:
Net loss attributable to 3D Systems' Corporation common stock shareholders	$(4,424)	$(36,986)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding – basic and diluted	143,261	132,462

Net loss per common share - basic and diluted:	$(0.03)	$(0.28)

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect was considered anti-dilutive for the quarter ended March 31, 2026 and March 31, 2025 respectively.

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Restricted stock, restricted stock units, and PSUs	4,919	4,689
Stock options	160	160
Total	5,079	4,849
The anti-dilution table above excludes shares issued in connection with the settlement of accrued incentive compensation. In the three months ended March 31, 2026 there were no shares related to the payment of accrued incentive compensation. For the three months ended March 31, 2025, the table above excludes 146 thousand shares for the payment of accrued incentive compensation that is expected to be settled in shares. This share estimate is based on the liabilities recorded at March 31, 2025 for the fiscal year 2025 incentive compensation arrangement, divided by the Company's year-to-date average share price of $3.42 per share.
Diluted income per common share was computed using the treasury stock method for restricted shares and RSUs and the if-converted method for convertible debt.

NOTE 9- ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in the balances of accumulated other comprehensive (loss) income, net of tax, by component are as follows:

	Three Months Ended March 31, 2026
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance, December 31, 2025	$(47,998)	$171	$(47,827)
Other comprehensive (loss) income	(4,725)	842	(3,883)
Balance, March 31, 2026	$(52,723)	$1,013	$(51,710)

	Three Months Ended March 31, 2025
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance, December 31, 2024	$(55,217)	$151	$(55,066)
Other comprehensive income	3,046	6	3,052
Balance, March 31, 2025	$(52,171)	$157	$(52,014)

NOTE 10- SEGMENT INFORMATION

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
The CODM evaluates each segment’s performance based on gross profit, which is also utilized in the annual budgeting and forecasting processes, as well as in quarterly reviews of budget-to-actual results and period-over-period variances. Internal segment reporting and discussions of results with our CODM are based on segment gross profit.
The CODM does not review disaggregated asset information on the basis of the Company's segments; therefore, such information is not presented.

Revenue, cost of sales and gross profit for each of our reportable segments were as follows:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Revenue:
Healthcare Solutions	$50,133	$41,316
Industrial Solutions	45,405	53,224
Total revenue	95,538	94,540
Cost of sales:
Healthcare Solutions	27,836	25,292
Industrial Solutions	33,359	36,559
Total cost of sales	61,195	61,851
Gross profit:
Healthcare Solutions	22,297	16,024
Industrial Solutions	12,046	16,665
Total gross profit	34,343	32,689
Selling, general and administrative	(31,348)	(49,769)
Research and development	(9,635)	(19,683)
Foreign exchange gain, net	2,638	1,139
Interest income	584	953
Interest expense	(2,164)	(581)
Other income (loss), net	3,528	(160)
Net loss before income taxes	$(2,054)	$(35,412)

Depreciation and amortization included in the measurement of gross profit by segment were as follows:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Depreciation and amortization:
Healthcare Solutions	$1,439	$1,484
Industrial Solutions	$625	$622

NOTE 11- COMMITMENTS AND CONTINGENCIES

The Company has certain purchase commitments under agreements with remaining terms in excess of one year primarily related to printer assemblies, inventory, capital expenditures, and software licenses. As of March 31, 2026, such purchase commitments totaled $20.4 million, with $8.0 million of the purchase obligations expected to be due within the next twelve months.
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

Letter of Credit

On June 2, 2023, we issued $1.2 million of guarantees in the form of a standby letter of credit as security for a long-term real estate lease. The letter of credit has a maturity date of June 2026 and includes automatic one-year extensions, which are not to continue beyond July 1, 2033. As of March 31, 2026, the letter of credit has been reduced to $0.4 million. We have not recorded any liability for this guarantee, as we believe the likelihood of having to perform under the letter of credit is remote. In connection with this transaction, we pledged an equal amount of cash to the issuing bank of this letter of credit. The cash pledged is recorded as restricted cash and included in other assets on our consolidated balance sheets.

Litigation
SEC Investigation
On April 15, 2022, the Company was informed the SEC is conducting a formal investigation of the Company related to, among other things, allegations brought in a securities class action lawsuit against the Company in 2021 that settled in 2024, and the Company received subpoenas from the SEC for the production of documents and information related to its investigation as a follow on to a previous voluntary request for documents. The Company received its most recent subpoena from the SEC on August 20, 2024. The Company substantially completed its production in response to the subpoena on or about the deadline of October 4, 2024. The SEC took testimony from the Company’s former Chief Accounting Officer in January 2025, and from the Company’s former Chief Financial Officer in late March 2025. The Company intends to continue to cooperate with the SEC.

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
On April 29, 2024, two key employees from Volumetric ("Volumetric Key Employees"), who were required to be employed at the time of achievement of each non-financial, science-based milestone outlined in the Volumetric acquisition agreement for each related acquisition earnout payment to become payable, resigned from their positions with the Company. As a result of the resignation of the Volumetric Key Employees, all parties to which the remaining three milestone-based earnout payments totaling $175.0 million were potentially payable were notified that such amount was no longer eligible to be earned. While the Volumetric Key Employees claim that their terminations were for good reason, which would preserve the rights to milestone-based earnout payments under the Volumetric acquisition agreement, the Company vigorously denies this claim. On August 21, 2024, the Company proposed a settlement of $1.8 million with the former Volumetric shareholders and Volumetric Key Employees during mediation and this amount is recorded within Accrued and other liabilities on our consolidated balance sheets as of March 31, 2026 and December 31, 2025. The former Volumetric shareholders have not responded to the settlement offer. On December 13, 2024, the Company received a Notice of Claim for Indemnification from VBI Stockholders’ Representative, LLC, which claims to be the successor Stockholders’ Representative under the acquisition agreement. The Notice repeated the former Volumetric shareholders’ and Volumetric Key Employees' claims of breach. On January 10, 2025, the Company served a Notice of Objection which denied all liability. The delivery of this Notice of Objection triggered a 45-day negotiation period under the terms of the acquisition agreement. As of the date of this filing, there have been no further developments regarding this matter.
Intrepid Automation
On May 19, 2021, 3D Systems, Inc. initiated a lawsuit in the Superior Court of the State of California for the County of San Diego against five former employees and Intrepid Automation, Inc. ("Intrepid") (collectively, the "Intrepid Parties") alleging theft of trade secrets, unfair competition, breach of contract, and related claims ("2021 Lawsuit"). In June 2021, this lawsuit was removed to the United States District Court for the Southern District of California. In September 2022, the Intrepid Parties filed counterclaims against 3D Systems, Inc. In September 2022, the Company filed a motion to dismiss these counterclaims; this motion was granted in part in May 2023. The Intrepid Parties filed amended counterclaims in May 2023 alleging theft of trade secrets, fraudulent inducement, breach of contract, unfair competition, and related claims; this amended complaint sought damages in excess of $20 million as well as injunctive relief. These counterclaims were partially dismissed in March 2024 in response to a second motion to dismiss filed by the Company. The parties filed motions for summary judgment in April and May 2024. In March 2025, the Court granted the Intrepid Parties’ motion, dismissing the Company’s claims against the Intrepid Parties, but denied the Company’s motion for summary judgment with respect to the counterclaims brought by the Intrepid Parties in the 2021 Lawsuit. Trial on Intrepid’s counterclaims is scheduled to begin on July 27, 2026.
On December 4, 2024, Intrepid filed a lawsuit in the United States District Court for the Southern District of California against 3D Systems Corporation and 3D Systems, Inc. alleging infringement of U.S. patents 11,014,301 and 11,338,511 ("2024 Lawsuit"); this complaint seeks unspecified damages and injunctive relief. In July 2025, the Company filed inter partes review ("IPR") petitions against the asserted patents, and on December 11, 2025, the U.S. Patent and Trademark Office granted review of the IPR petitions. On December 18, 2025, the Court granted a stay of the 2024 lawsuit pending a final decision on the IPR petitions.

The Company intends to defend itself vigorously against the 2024 Lawsuit and the counterclaims in the 2021 Lawsuit.

Securities Class Action
The Company and certain of its executive officers were named as defendants in a putative securities class action filed on June 13, 2025 in the U.S. District Court for the District of Delaware. The action is styled Marcel F.M. Herbermann v. 3D Systems Corporation, et al., No. 1:25-cv-00734-GBW (D. Del.) (the "Securities Class Action"). The complaint in the Securities Class Action alleges defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the executive officers named as defendants are control persons under Section 20(a) of the Exchange Act. It was filed on behalf of stockholders who purchased the Company’s common stock from August 13, 2024 and May 12, 2025, and seeks monetary damages on behalf of the purported class. Within fourteen days of the entry of an Order appointing Lead Plaintiff and Lead Counsel, the Parties will submit a proposed scheduling Order for the filing of an amended complaint and Defendants’ responses thereto. The Company intends to defend itself and its executive officers vigorously.
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
Contingencies
Warranty
Changes in accrued product warranty liability balance are summarized as follows:

(in thousands)	March 31, 2026	March 31, 2025
Balance at beginning of period	$3,537	$2,650
Settlements made	(771)	(793)
Accruals for warranties issued	776	1,180
Balance at the end of period	$3,542	$3,037

NOTE 12- FAIR VALUE MEASUREMENTS

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
Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

(in thousands)		Fair Value Measurement Using (a)
March 31, 2026	Total Fair Value	Level 1	Level 2	Level 3
Money market funds	$44,149	$44,149	$—	$—

December 31, 2025
Money market funds	$32,760	$32,760	$—	$—
(a) There were no transfers among the levels within the fair value hierarchy during the three months ended March 31, 2026 or the year ended December 31, 2025.
Cash equivalents, including money market funds, are valued utilizing the market approach for measuring the fair value of financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value as of March 31, 2026 and December 31, 2025 because of the relatively short duration of these instruments.
Fair Value of Financial Instruments
The following table summarizes the carrying amount and fair value of our financial instruments:

	March 31, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
0% Convertible senior notes due 2026	$3,944	$3,615	$3,944	$3,593
5.875% Convertible senior secured notes due 2030	$86,786	$103,542	$86,394	$117,982
The estimated fair value of the 2026 Notes and the 2030 Notes were determined using quoted market price in a market with limited activity and is therefore classified as Level 2 in the fair value hierarchy.

NOTE 13- RESTRUCTURING AND EXIT ACTIVITIES COSTS

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
The Company incurred $0.2 million and $1.0 million in severance and termination benefit costs related to headcount reductions during the three months ended March 31, 2026 and March 31, 2025, respectively. These costs were primarily cash charges and were generally recognized when probable and estimable consistent with the Company’s past practices or statutory law. The Company does not expect to incur significant additional restructuring charges in 2026 related to the 2025 Restructuring Plan.

These charges are reflected in the following captions in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Cost of sales	$—	$163
Selling, general, and administrative expenses	88	558
Research and development	159	276
Total	$247	$997

There were no restructuring and other related charges recorded in cost of sales for the three months ended March 31, 2026. Restructuring and other related charges recorded in cost of sales by reportable segment for the three months ended March 31, 2025 were as follows:

Three Months Ended
(in thousands)	March 31, 2025
Healthcare Solutions	$54
Industrial Solutions	109
Total	$163

The activity in the restructuring accrual related to the 2025 Restructuring Plan was as follows:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Balance at beginning of period	$1,230	$—
Costs incurred and other adjustments to accrued liability during the period	247	997
Amounts settled with cash	(1,286)	(399)
Balance at the end of period	$191	$598

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of management and is intended to help the reader understand the results of operations and financial condition of the Company. Our MD&A should be read in conjunction with our MD&A and Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Annual Report on Form 10-K") and our Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2026 included in this Form 10-Q.
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
•our ability to service our debt and ability to raise funds necessary to settle conversions of the 5.875% convertible senior secured notes due 2030 ("the 2030 Notes") and the 0% convertible senior notes due 2026 ("the 2026 Notes") (collectively, "the Notes") in cash, repay the Notes at maturity or repurchase the Notes in the case of a fundamental change;
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
•the other factors discussed in the reports we file with or furnish to the SEC from time to time, including the risks and important factors set forth in additional detail in Item 1A. “Risk Factors” in the 2025 Annual Report on Form 10-K.

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

Business Overview

3D Systems Corporation (“3D Systems” or the “Company” or “we,” "our" or “us”) markets our products and services through subsidiaries in North America and South America (“Americas”), Europe and the Middle East (“EMEA”) and Asia Pacific and Oceania (“APAC”). We provide comprehensive 3D printing and digital manufacturing solutions, including 3D printers for plastics and metals, materials, software, and services, including maintenance, advanced manufacturing and applications engineering.

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
Recent Developments and Updates Regarding Strategic Initiatives

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
The Company incurred $0.2 million and $1.0 million in severance and termination benefit costs related to headcount reductions during the three months ended March 31, 2026 and March 31, 2025, respectively. These costs were primarily cash charges and were generally recognized when probable and estimable consistent with the Company’s past practices or statutory law. The Company does not expect to incur significant additional restructuring charges in 2026 related to the 2025 Restructuring Plan.
Divestitures
In December 2024, the Company entered into a definitive agreement with Hexagon AB for the sale of its Geomagic software business ("Geomagic"), which was included in our Industrial Solutions segment. On April 1, 2025, the Company completed the sale of Geomagic and received $119.4 million in cash, which reflected applicable purchase price adjustments under the Asset Purchase Agreement and Business Transfer Agreement. The Company recorded a pre-tax gain of $125.7 million from the sale of Geomagic in the second quarter of 2025.

In September 2025, the Company entered into a definitive agreement for the sale of its 3DXpert and Oqton businesses, which were included in our Industrial Solutions segment, to Hubb Global Holdings, LLC. On October 31, 2025, the Company completed the sale of the 3DXpert and Oqton businesses for $3.3 million in cash, which reflected applicable purchase price adjustments, plus a revenue-based royalty receivable which had a present value of $7.1 million.
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
In addition to changes in sales volumes, there are two other primary drivers of changes in revenue from one period to another: (i) the combined effect of changes in product mix and average selling prices and (ii) the impact of fluctuations in foreign currencies. As used in this MD&A, the price and mix effects relate to changes in revenue that are not able to be specifically attributed to changes in unit volume or changes in foreign exchange rates.

RESULTS OF OPERATIONS
Comparison of Results of Operations

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025	Change
Revenue	$95,538	$94,540	$998
Cost of sales	61,195	61,851	(656)
Selling, general and administrative expenses ("SG&A")	31,348	49,769	(18,421)
Research and development expenses ("R&D")	9,635	19,683	(10,048)
Loss from operations	$(6,640)	$(36,763)	$30,123
Revenue
The following table sets forth changes in our revenue for the three months ended March 31, 2026.

(Dollars in thousands)	Products		Services		Total
Revenue - three months ended March 31, 2025	$54,723		$39,817		$94,540
Change in revenue:
Volume	2,826	5.2%	(3,371)	(8.5)%	(545)	(0.6)%
Price/mix	(1,690)	(3.1)%	—	—%	(1,690)	(1.8)%
Foreign currency translation	1,909	3.5%	1,324	3.3%	3,233	3.4%
Net change	3,045	5.6%	(2,047)	(5.2)%	998	1.1%
Revenue - three months ended March 31, 2026	$57,768		$37,770		$95,538

For the three months ended March 31, 2026, revenue increased $1.0 million, or 1.1%, compared to the three months ended March 31, 2025. The increase in revenue was primarily due to an increase in product revenue of $3.0 million driven by higher materials and printer volume to customers in the dental and aerospace and defense markets and a favorable impact of foreign currency which was partially offset by unfavorable price/mix, lower volume in the jewelry market and the impact of divestitures. Service revenue decreased $2.0 million due to the impact of the divestitures which was partially offset by increases in parts manufacturing.

Cost of sales and gross profit

For the three months ended March 31, 2026, cost of sales decreased to $61.2 million compared to $61.9 million for the three months ended March 31, 2025. The decrease was primarily related to the impact of divestitures in the prior year which was partially offset by increased volumes in printers and materials.
For the three months ended March 31, 2026, gross profit increased $1.7 million, or 5.1%, compared to the three months ended March 31, 2025. The increase in gross profit was primarily due to increased volume including higher materials volume with a key customer in the dental market which was partially offset by the impact of divestitures. Gross profit margin increased to 35.9% compared to 34.6% in the prior year period, primarily due to increased volume.
Selling, general and administrative expenses

For the three months ended March 31, 2026, selling, general and administrative expenses ("SG&A") decreased $18.4 million, or 37.0%, compared to the three months ended March 31, 2025. The year-over-year decline in SG&A was primarily due to:

•$12.4 million decrease in compensation and benefits expense primarily related to lower compensation expense due to the impact of our restructuring actions and divestitures and lower cash and stock-based annual incentive compensation;
•$4.4 million decrease in third-party service provider and consulting costs primarily due to lower audit and accounting fees during the three months ended March 31, 2026; and
•$1.2 million decrease in other corporate costs primarily related to reductions in facilities and travel and entertainment costs due to the impact of our cost saving actions completed in the prior year.
Research and development expenses

For the three months ended March 31, 2026, research and development expenses ("R&D") decreased $10.0 million, or 51.0%, compared to the three months ended March 31, 2025. The year-over-year decline in R&D was primarily due to:

•$5.6 million decrease in compensation and benefits expense primarily due to improved operating efficiency and cost reductions realized from our restructuring activities and divestitures; and
•$4.5 million decrease in other R&D expenses primarily due to lower operating supplies cost and lower outside services costs due to the impact of our cost saving actions in the prior year.
Segment Results

	Segment Revenue			Segment Gross Profit
	Three Months Ended			Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025	Change	March 31, 2026	March 31, 2025	Change
Healthcare Solutions	$50,133	$41,316	$8,817	$22,297	$16,024	$6,273
Industrial Solutions	45,405	53,224	(7,819)	12,046	16,665	(4,619)
Total Company	$95,538	$94,540	$998	$34,343	$32,689	$1,654

Healthcare Solutions
Revenue
For the three months ended March 31, 2026, Healthcare Solutions revenue increased $8.8 million, or 21.3%, compared to the three months ended March 31, 2025. The increase in revenue was primarily due to an increase in materials volume in the dental market including volume with a key customer, increases in parts manufacturing and increased printer sales which was partially offset by unfavorable price/mix.
Gross profit
For the three months ended March 31, 2026, Healthcare Solutions gross profit increased $6.3 million, or 39.1%, compared to the three months ended March 31, 2025. The increase in gross profit was primarily due to higher materials volumes.

Industrial Solutions
Revenue
For the three months ended March 31, 2026, Industrial Solutions revenue decreased $7.8 million, or 14.7%, compared to the three months ended March 31, 2025. The decrease was primarily due to the impact of divestitures and lower product volume in the jewelry market which was partially offset by favorable price/mix and increased sales in the aerospace and defense market.
Gross profit
For the three months ended March 31, 2026, Industrial Solutions gross profit decreased $4.6 million, or 27.7% compared to the prior periods. The decrease in gross profit was primarily due to the impact of divestitures, lower sales volumes and unfavorable price and mix.
Non-operating income (expense)
The following table sets forth the components of non-operating income:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025	Change
Foreign exchange gain, net	$2,638	$1,139	$1,499
Interest income	584	953	(369)
Interest expense	(2,164)	(581)	(1,583)
Other income (loss), net	3,528	(160)	3,688
Total non-operating income	$4,586	$1,351	$3,235
Foreign exchange gain, net
Foreign exchange gain, net increased by $1.5 million for the three months ended March 31, 2026 compared to the prior year period, primarily due to realized and unrealized gains related to our foreign operations.
Interest income
Interest income decreased by $0.4 million for the three months ended March 31, 2026 compared to the prior year period, due to the Company's lower average cash and cash equivalent balances.
Interest expense
Interest expense increased by $1.6 million for the three months ended March 31, 2026, compared to the prior year period, primarily due to interest expense related to the 2030 Notes.
Other income, net
Other income, net, increased $3.7 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a $2.6 million gain on our equity method investment in the National Additive Manufacturing Innovation ("NAMI") joint venture because of a dilution in our ownership share in the three months ended March 31, 2026.

Income Taxes

For the three months ended March 31, 2026, the Company’s effective tax rate was (72.2)%. For the three months ended March 31, 2025, the Company’s effective tax rate was (1.9)%. The differences between the U.S. statutory tax rate and the effective tax rates for the three months ended March 31, 2026 and 2025 were primarily driven by the recognition of a full deferred tax asset valuation allowance in various jurisdictions in both years.

Liquidity and Capital Resources
The following table sets forth the Company's operating working capital at March 31, 2026 and December 31, 2025.

			Change
(in thousands)	March 31, 2026	December 31, 2025	$	%
Cash and cash equivalents	$85,083	$95,635	$(10,552)	(11.0)%
Accounts receivable, net	86,237	83,806	2,431	2.9%
Inventories	127,265	127,496	(231)	(0.2)%
	298,585	306,937	(8,352)	(2.7)%
Less:
Current operating lease liabilities	10,939	11,583	(644)	(5.6)%
Accounts payable	39,397	41,017	(1,620)	(3.9)%
Accrued and other liabilities	49,113	46,656	2,457	5.3%
	99,449	99,256	193	0.2%
Operating working capital	$199,136	$207,681	$(8,545)	(4.1)%

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
At March 31, 2026, cash, cash equivalents and restricted cash totaled $86.5 million. Cash and cash equivalents totaled $85.1 million and decreased $10.6 million since December 31, 2025. This decrease resulted primarily from cash used in operations of $7.2 million and capital expenditures of $2.1 million.
Cash held outside the U.S. at March 31, 2026 was $32.6 million, or 38.3% of total cash and cash equivalents, compared to $33.0 million, or 34.5% of total cash and cash equivalents, at December 31, 2025. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant federal and state taxes. However, these dividends are subject to foreign withholding taxes that are estimated to result in the Company incurring tax costs in excess of the cost to obtain cash through other means. Cash equivalents are comprised of funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality. See “Cash Flow” discussion below.
Cash Flow
The Company currently funds its operations, including working capital requirements, capital expenditures and investments by using cash; cash equivalents; cash flow from operations, which can vary widely from quarter to quarter; and financing activities, as necessary. We expect that cash flow from operations, cash and cash equivalents, and other sources of liquidity, such as issuing equity or debt securities, subject to market conditions, will be available and sufficient to meet all our cash requirements over the next twelve months. Cash requirements for periods beyond the next twelve months will depend on, among other things, the Company's profitability and its ability to manage working capital requirements and, if needed, its ability to identify and secure other potential sources to fund future working capital needs and meet capital expenditure requirements. See Item 1A, "Risk Factors” in the 2025 Annual Report on Form 10-K.

We are subject to a financial covenant under the 2030 Indenture governing the 2030 Notes (the "2030 Indenture") requiring us to maintain at least $20.0 million in qualified cash. As of March 31, 2026, we were in compliance with the covenants included in the 2030 Indenture. However, if we are unable to generate sufficient cash flow in the future, we may be non-compliant which could result in an event of default making the 2030 Notes, with an outstanding principal balance of $92.0 million as of March 31, 2026, due immediately. See Item 1A "Risk Factors” in the 2025 Annual Report on Form 10-K

The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025	Change
Cash flow used in operating activities	$(7,212)	$(33,786)	$26,574
Cash flow used in investing activities	(2,160)	(3,412)	1,252
Cash flow used in financing activities	(923)	(649)	(274)
Operating Activities
Cash flows used in operating activities were $7.2 million during the three months ended March 31, 2026, a decrease of $26.6 million, as compared to the three months ended March 31, 2025. The year-over-year change in operating cash flows was primarily attributable to the following factors:
•Year-over-year increase of $27.2 million in operating cash flows from net earnings, net of non-cash items due to favorable business performance as a result of our restructuring actions in the prior year.
•The aggregate changes in trade accounts receivable, inventory, and trade accounts payable used $9.8 million of cash during the three months ended March 31, 2026 as compared to using $5.9 million during the prior year comparable period. The amount of cash flow generated from or used by the aggregate of trade accounts receivable, inventories, and trade accounts payable depends upon how effectively we manage the cash conversion cycle, which generally represents the number of days that elapse from the day we pay for the purchase of raw materials and components to the collection of cash from our customers, and can be significantly impacted by the timing of collections and payments in a period.

•The aggregate change in prepaid expenses, other assets, accrued expenses, and other liabilities used $4.5 million in the three months ended March 31, 2026 as compared to using $7.8 million in the prior year comparable period. The year-over-year changes were driven by the timing of accruals and payments and tax-related amounts.
Investing Activities
Net cash used in investing activities was $2.2 million during the three months ended March 31, 2026, a decrease of $1.3 million, as compared to the three months ended March 31, 2025, driven primarily by lower spending on property and equipment and an increase in our Enhatch equity method investment in the prior year.
Financing Activities
Net cash used in financing activities was $0.9 million during the three months ended March 31, 2026, an increase of $0.3 million, as compared to the three months ended March 31, 2025, driven primarily by the purchase of the remaining shares of a non-controlling interest in the current year.
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

Convertible senior notes due 2026
The 2026 Notes have an annual effective interest rate of 0.594%, reflecting original issue discounts, commissions, and offering expenses. The 2026 Notes are scheduled to mature on November 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with their terms
At March 31, 2026, we had $96.0 million of outstanding long-term debt, comprising $3.9 million of 2026 Notes and $92.0 million of 2030 Notes. Management may consider pursuing additional long-term financing if it is appropriate in light of cash requirements for operations or strategic opportunities, which could result in higher financing costs.
Purchase Commitments
We have purchase commitments under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. The Company has certain purchase commitments under agreements with remaining terms in excess of a year, which primarily relate to software licenses, printer assemblies, inventory and capital expenditures. As of March 31, 2026, such purchase commitments totaled $20.4 million, with approximately $8.0 million, expected to be due within the next twelve months.
Leases
The Company had operating and financing lease obligations (inclusive of interest) of $80.5 million at March 31, 2026, primarily related to real estate and equipment leases, of which, approximately $14.9 million in payments are expected over the next twelve months.
Sources of Funding to Satisfy Material Cash Requirements
The Company believes that it has the financial resources needed to meet its anticipated cash requirements during the next twelve months. Cash requirements for periods beyond the next twelve months will depend on, among other things, the Company’s profitability and its ability to manage working capital requirements and if needed, its ability to identify and secure other potential sources to fund future working capital needs and meet capital expenditure requirements.
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
For a discussion of critical accounting estimates at December 31, 2025, refer to Item 7 “Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K. During the three months ended March 31, 2026, there have been no material changes to our critical accounting estimates described in our 2025 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of market risks at December 31, 2025, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2025 Annual Report on Form 10-K. During the three months ended March 31, 2026, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2025.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses discussed in our 2025 Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
We are in the process of implementing certain changes to our internal controls to remediate the material weaknesses described in our 2025 Annual Report on Form 10-K. Related to these efforts was the development of a remediation plan to specifically address processes and activities intended to rectify the issues identified as part of the material weaknesses. These plans include, but are not limited to, increased training, enhanced documentation associated with existing policies, and talent enhancements designed to specifically address the identified material weaknesses. Aside from these activities, the results of which continue to be evaluated, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information relating to legal proceedings set forth under the header “Litigation” in Note 11 to the condensed consolidated financial statements as of and for the three months ended March 31, 2026 included in this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors
Information regarding risk factors appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward Looking Statements," in Part I - Item 2 of this Form 10-Q and in "Risk Factors" in Part I - Item 1A of our 2025 Annual Report on Form 10-K. There were no material changes during the three months ended March 31, 2026 to the risk factors reported in our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuance of Unregistered Securities and Issuer Purchases of Equity Securities
Issuances of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended March 31, 2026:

	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)
January 1, 2026 - January 31, 2026	—	$—
February 1, 2026 - February 28, 2026	5,535	2.05
March 1, 2026 - March 31, 2026	—	—
Total	5,535	$2.05
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

Item 5. Other Information
Director and Officer Trading Arrangements

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

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

3.7	Amended and Restated By-Laws, effective April 28, 2026 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on April 30, 2026.)
4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-182065), filed on June 12, 2012.)
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

4.5
First Supplemental Indenture, dated as of October 1, 2025, between 3D Systems Corporation and Wilmington Savings Fund Society, FSB, as trustee and collateral agent. (Incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 9, 2026.)

4.6
Second Supplemental Indenture, dated as of December 22, 2025, between 3D Systems Corporation and Wilmington Savings Fund Society, FSB, as trustee and collateral agent. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 22, 2025.)

4.7	Form of 5.875% Convertible Senior Note due 2030 (included in Exhibit 4.4). (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 24, 2025.)
31.1†	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	Inline XBRL Taxonomy Extension Scheme Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

† Exhibits filed herein. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D SYSTEMS CORPORATION:

Date: May 11, 2026	By	/s/ Phyllis Nordstrom
Phyllis Nordstrom
Chief Financial Officer and Chief Administrative Officer