Form 10-Q
period 2026-06-30
3D SYSTEMS CORP
filed 2026-08-03
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Shares of Common Stock, par value $0.001 per share, outstanding as of July 27, 2026: 166,147,027.

3D SYSTEMS CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
3D SYSTEMS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par value)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$127,951	$95,635
Accounts receivable, net of reserves — $5,719 and $3,608	80,174	83,806
Inventories	121,847	127,496
Prepaid expenses and other current assets	35,639	39,770
Total current assets	365,611	346,707
Property and equipment, net	49,697	49,249
Intangible assets, net	15,646	16,614
Goodwill	15,404	15,575
Operating lease right-of-use assets	41,170	45,364
Finance lease right-of-use assets	7,160	7,774
Long-term deferred income tax assets	2,443	2,787
Other assets	38,113	37,658
Total assets	$535,244	$521,728
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities:
Current portion of long-term debt, net of deferred financing costs	$3,944	$3,944
Current operating lease liabilities	9,266	11,583
Accounts payable	32,425	41,017
Accrued and other liabilities	39,781	46,656
Customer deposits and deferred revenue	22,182	17,423
Total current liabilities	107,598	120,623
Long-term debt, net of deferred financing costs	87,240	86,394
Long-term operating lease liabilities	41,238	45,420
Long-term deferred income tax liabilities	2,818	2,740
Other liabilities	22,787	24,000
Total liabilities	261,681	279,177
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	—	2,193
Stockholders’ equity:
Preferred stock, 5,000 shares authorized; $0.001 par value; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, authorized 220,000 shares; shares issued 166,149 and 145,581 as of June 30, 2026 and December 31, 2025, respectively	166	146
Additional paid-in capital	1,677,775	1,620,399
Accumulated deficit	(1,349,645)	(1,332,360)
Accumulated other comprehensive loss	(54,733)	(47,827)
Total stockholders’ equity	273,563	240,358
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$535,244	$521,728

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue:
Products	$54,842	$53,801	$112,610	$108,524
Services	39,737	41,037	77,507	80,854
Total revenue	94,579	94,838	190,117	189,378
Cost of sales:
Products	35,845	32,274	71,932	69,639
Services	24,272	26,414	49,380	50,900
Total cost of sales	60,117	58,688	121,312	120,539
Gross profit	34,462	36,150	68,805	68,839
Operating expenses:
Selling, general and administrative	35,135	34,139	66,483	83,908
Research and development	9,972	17,361	19,607	37,044
Total operating expenses	45,107	51,500	86,090	120,952
Loss from operations	(10,645)	(15,350)	(17,285)	(52,113)
Non-operating (loss) income:
Foreign exchange gain (loss), net	1,464	(1,591)	4,102	(452)
Interest income	575	1,717	1,159	2,670
Interest expense	(2,155)	(697)	(4,319)	(1,278)
Gain on disposition	—	125,681	—	125,681
Other (loss) income, net	(839)	7,020	2,689	6,860
Total non-operating (loss) income	(955)	132,130	3,631	133,481
Net (loss) income before income taxes	(11,600)	116,780	(13,654)	81,368
Provision for income taxes	(354)	(11,018)	(1,837)	(11,689)
Loss on equity method investments, net of income taxes	(907)	(1,326)	(1,953)	(2,229)
Net (loss) income before redeemable non-controlling interest	(12,861)	104,436	(17,444)	67,450
Less: net loss attributable to redeemable non-controlling interest	—	—	(159)	—
Net (loss) income attributable to 3D Systems Corporation	$(12,861)	$104,436	$(17,285)	$67,450

Net (loss) income per common share:
Basic	$(0.09)	$0.79	$(0.12)	$0.51
Diluted	$(0.09)	$0.57	$(0.12)	$0.37

Weighted average shares outstanding:
Basic	148,968	132,280	146,130	132,370
Diluted	148,968	182,716	146,130	183,237

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net (loss) income before redeemable non-controlling interest	$(12,861)	$104,436	$(17,444)	$67,450
Other comprehensive (loss) income, net of taxes:
Pension plan adjustments	(56)	14	786	20
Foreign currency translation	(2,967)	9,075	(7,692)	12,121
Total other comprehensive (loss) income, net of taxes:	(3,023)	9,089	(6,906)	12,141
Comprehensive (loss) income attributable to 3D Systems Corporation	$(15,884)	$113,525	$(24,350)	$79,591

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025
OPERATING ACTIVITIES
Net (loss) income before redeemable non-controlling interest	$(17,444)	$67,450
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	10,186	10,907
Amortization of debt issuance costs	1,023	652
Stock-based compensation	4,615	607
Non-cash operating lease expense	6,105	2,371
Provision for inventory obsolescence	4,453	2,130
Provision for bad debts	2,348	1,622
Gain on the disposition of businesses, property, equipment and other assets	(95)	(125,825)
Gain on debt extinguishment	—	(8,203)
Provision for deferred income taxes and reserve adjustments	714	(3,124)
Gain on disposal of investment	(2,576)	—
Loss on equity method investment, net of taxes	1,953	2,229
Changes in operating accounts:
Accounts receivable	(2,966)	9,394
Inventories	(2,588)	(11,137)
Prepaid expenses and other current assets	3,161	(6,362)
Accounts payable	(8,761)	(8,142)
Deferred revenue and customer deposits	8,285	7,094
Accrued and other liabilities	(9,521)	5,009
All other operating activities	(12,998)	(6,302)
Net cash used in operating activities	(14,106)	(59,630)
INVESTING ACTIVITIES
Purchases of property and equipment	(5,890)	(5,743)
Proceeds from sale of assets and businesses, net of cash sold	100	119,400
Acquisitions and other investments, net of cash acquired	—	(900)
Other investing activities	(80)	174
Net cash (used in) provided by investing activities	(5,870)	112,931
FINANCING ACTIVITIES
Proceeds from equity offering	53,825	—
Equity issuance costs	(127)	—
Proceeds from borrowings and long-term debt	—	92,030
Debt issuance costs	—	(3,425)
Repayment of borrowings and long-term debt	—	(169,987)
Stock repurchases	—	(14,960)
Purchase of non-controlling interest	(498)	—
Taxes paid related to net-share settlement of equity awards	(434)	(605)
Other financing activities	(824)	(393)
Net cash provided by (used in) financing activities	51,942	(97,340)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(71)	5,104
Net increase (decrease) in cash, cash equivalents and restricted cash	31,895	(38,935)
Cash, cash equivalents and restricted cash at the beginning of the year	97,100	172,883
Cash, cash equivalents and restricted cash at the end of the period	$128,995	$133,948

Balances per Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$127,951	$116,358
Restricted cash included in prepaid expenses and other current assets	128	125
Restricted cash included in other assets (a)	916	17,465
Total cash, cash equivalents and restricted cash	$128,995	$133,948
Continued on next page

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	Six Months Ended
Supplemental cash flow information	June 30, 2026	June 30, 2025
Lease assets obtained in exchange for new lease liabilities	$424	$42
Cash interest payments	3,153	239
Cash income tax payments, net	9,749	3,671
Transfer of equipment from inventory to property and equipment, net (b)	2,219	1,662
Exchange of assets for investment	—	1,016
(a)The balance in restricted cash as of June 30, 2026 primarily relates to minimum balance guarantees required by certain bank accounts that the Company holds. The balance in restricted cash as of June 30, 2025 includes (1) $16.8 million of restricted cash that was required at the time under the indenture for the convertible senior secured notes due 2030 and (2) guarantees in the form of a standby letter of credit as security for a long-term real estate lease. Refer to Note 12 for further information.
(b) Inventory is transferred to property and equipment at cost when we require additional machines for training or demonstration or for placement into on demand manufacturing services locations.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance, December 31, 2025	145,581	$146	$1,620,399	$(1,332,360)	$(47,827)	$240,358
Shares issued, vested and expired under compensation plan	482	—	—	—	—	—
Shares withheld related to net-share settlement of equity awards	(6)	—	(11)	—	—	(11)
Stock-based compensation expense	—	—	2,282	—	—	2,282
Net loss attributable to 3D Systems Corp.	—	—	—	(4,424)	—	(4,424)
Pension plan adjustment	—	—	—	—	842	842
Foreign currency translation adjustment	—	—	22	—	(4,725)	(4,703)
Balance, March 31, 2026	146,057	146	1,622,692	(1,336,784)	(51,710)	234,344
Shares issued, vested and expired under compensation plan	1,459	1	(1)	—	—	—
Shares withheld related to net-share settlement of equity awards	(219)	—	(423)	—	—	(423)
Proceeds from equity offering, net of equity issuance costs	18,852	19	53,173	—	—	53,192
Stock-based compensation expense	—	—	2,334	—	—	2,334
Net loss attributable to 3D Systems Corp.	—	—	—	(12,861)	—	(12,861)
Pension plan adjustment	—	—	—	—	(56)	(56)
Foreign currency translation adjustment	—	—	—	—	(2,967)	(2,967)
Balance, June 30, 2026	166,149	$166	$1,677,775	$(1,349,645)	$(54,733)	$273,563

Balance, December 31, 2024	135,510	$136	$1,593,366	$(1,362,243)	$(55,066)	$176,193
Shares issued, vested and expired under compensation plan	(53)	(1)	—	—	—	(1)
Shares withheld related to net-share settlement of equity awards	(96)	—	(285)	—	—	(285)
Stock-based compensation expense	—	—	3,666	—	—	3,666
Net loss attributable to 3D Systems Corp.	—	—	—	(36,986)	—	(36,986)
Pension plan adjustment	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	3,046	3,046
Balance, March 31, 2025	135,361	135	1,596,747	(1,399,229)	(52,014)	145,639
Shares issued, vested and expired under compensation plan	784	1	—	—	—	1
Shares withheld related to net-share settlement of equity awards	(158)	—	(320)	—	—	(320)
Stock-based compensation expense	—	—	(2,507)	—	—	(2,507)
Net income attributable to 3D Systems Corp.	—	—	—	104,436	—	104,436
Pension plan adjustment	—	—	—	—	14	14
Repurchase and retirements of common stock	(8,000)	(8)	(14,952)	—	—	(14,960)
Foreign currency translation adjustment	—	—	(132)	—	9,075	8,943
Balance, June 30, 2025	127,987	$128	$1,578,836	$(1,294,793)	$(42,925)	$241,246

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
Our annual reporting period is the calendar year. The Company's results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.

Summary of Significant Accounting Policies
There have been no significant changes to our accounting policies since those disclosed in the Company's 2025 Annual Report on Form 10-K.
Equity Offering
During the three months ended June 30, 2026, the Company issued 18.9 million shares of our common stock, par value $0.001 per share, for $53.2 million in cash, net of offering costs.
Finance Leases
As of June 30, 2026 and December 31, 2025, short-term finance lease obligations of $1.7 million and $1.6 million, respectively, are included in Accrued and other liabilities, and long-term finance lease obligations of $8.8 million and $9.5 million, respectively, are included in Other liabilities on our Condensed Consolidated Balance Sheets.

Amortization of Intangible Assets
Amortization expense related to our intangible assets with finite lives was $0.6 million and $1.1 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2025, respectively.

Redeemable Non-controlling Interest

For the year ended December 31, 2025, the Company held a 93.75% controlling interest in a consolidated foreign subsidiary that was acquired on April 1, 2022. Under the original agreement, the remaining 6.25% non-controlling interest in this foreign subsidiary was subject to redemption at a future date upon either (i) the exercise of a put option by the holder of the underlying shares or a call option by the Company, each of which is subject to the subsidiary achieving certain specified conditions, or (ii) the passage of time subsequent to the date on which this subsidiary was acquired.

In December 2025, the agreement was amended to allow for immediate exercise of the put option for $2.0 million, subject to the completion of three milestones, which will be paid in three installments in 2026. Upon completion of the first milestone and initial payment of $0.5 million, which occurred in the first quarter of 2026, the remaining shares were assigned to the Company. This resulted in the removal of the Redeemable non-controlling interest during the quarter ended March 31, 2026. As of June 30, 2026, we maintained a short-term liability for the remaining amount to be paid related to the second and third milestones totaling $1.5 million in Accrued and other liabilities.

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

NOTE 2- REVENUES
Contract Assets
In certain circumstances, contract assets are recorded to include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customers and right to payment is subject to contractual performance obligations rather than subject only to the passage of time. Contract assets were $0.9 million and $1.6 million as of June 30, 2026 and December 31, 2025, respectively, and are included in Prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets.
Contract Liabilities
Our contract liabilities consist of deferred revenue generally related to maintenance and service contracts, post-sale support and extended warranty sales, where we generally receive up-front payment and recognize revenue over the service or support term. We classify deferred revenue as current or non-current based on the timing of when we expect to recognize revenue. The current portion of deferred revenue is recorded within Customer deposits and deferred revenue on our Condensed Consolidated Balance Sheets. The non-current portion of deferred revenue is recorded within Other liabilities on our Condensed Consolidated Balance Sheets.

Our contract liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Customer deposits and deferred revenue	$22,182	$17,423
Deferred revenue, noncurrent	2,918	2,794
Total contract liabilities	$25,100	$20,217
During the three and six months ended June 30, 2026, the Company recognized $4.7 million and $11.9 million, respectively, of revenue related to the Company's contract liabilities at December 31, 2025. The change in contract liabilities from December 31, 2025 to June 30, 2026 was primarily due to the timing of cash receipts and sales of extended service contracts.
Collaborative Arrangements
The Company enters into collaborative arrangements with customers that provide for cost reimbursement of certain expenses and potential milestone payments.
The Company recognized $0.7 million and $1.9 million in product revenue and $1.0 million and $2.1 million in product cost of sales related to collaborative arrangements during the three and six months ended June 30, 2026, respectively.
For the three and six months ended June 30, 2025, the Company recognized $3.6 million and $6.4 million in product revenue and $1.3 million and $3.8 million in product cost of sales, respectively, related to collaborative arrangements.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied as of the end of the period. As of June 30, 2026, the Company had $7.5 million of remaining performance obligations, primarily related to maintenance and service contracts, post-sale support and extended warranties. We expect approximately 92% to be recognized as revenue within the next two years, and the remaining thereafter. We have excluded performance obligations with an original expected duration of one year or less.
Revenue Concentration
Revenue, disaggregated by the geographic region in which a sale originated, was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Americas	$53,669	$55,317	$110,734	$107,252
EMEA	37,095	33,140	71,435	66,575
APAC	3,815	6,381	7,948	15,551
Total	$94,579	$94,838	$190,117	$189,378

United States (included within Americas)	$52,488	$54,632	$109,244	$105,531
Germany (included within EMEA)	$17,176	$12,879	$32,927	$29,862

For the three and six months ended June 30, 2026, two customers within our Healthcare Solutions segment accounted for 10.8% and 14.1% and 12.7% and 11.3% of our consolidated revenue, respectively. For the three and six months ended June 30, 2025, one customer within our Healthcare Solutions segment accounted for 9.7% and 10.8% of our consolidated revenue, respectively. We expect to maintain our relationships with these customers.

NOTE 3- INVENTORIES

(in thousands)	June 30, 2026	December 31, 2025
Raw materials	$45,096	$45,350
Work in process	3,183	2,137
Finished goods and parts	73,568	80,009
Total inventories	$121,847	$127,496

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

No loss was recognized to measure the disposal group at the lower of its carrying value or fair value less costs to sell. The disposal group was not presented as a discontinued operation in the accompanying condensed consolidated financial statements because the sale of Geomagic did not represent a strategic shift that would have a major effect on the Company’s operations.

NOTE 5- INVESTMENTS AND NOTE RECEIVABLE

The Company holds various equity investments, which are recorded in Other assets on our Condensed Consolidated Balance Sheets. The following table summarizes our investment balances:

(in thousands)	June 30, 2026	December 31, 2025
Equity investments under the equity method of accounting	$1,376	$753
Equity investments without readily determinable fair values	21,767	21,712
Total equity investments	$23,143	$22,465

National Additive Manufacturing Innovation ("NAMI") Joint Venture

As of December 31, 2025, the Company owned 49% of NAMI’s common stock. In February 2026, the investee issued additional shares to another equity investor, which diluted our ownership share to 34.3% of the joint venture's common stock. The Company recognized a gain on the investee’s share issuance of $2.6 million, reported in Other (loss) income, net for the six months ending June 30, 2026. The gain related to the difference between our share of the proceeds from the additional investment and the impact of the dilution on the carrying value of our investment.
In December 2024, the Company entered into a short-term, non-interest bearing loan agreement with NAMI whereby NAMI borrowed $2.0 million to finance its working capital and capital expenditures requirements. The loan originally matured on June 30, 2025. During the quarter ended September 30, 2025, the parties amended the loan agreement to extend the maturity date to June 30, 2026, and increase the total related party note receivable to $4.4 million. NAMI did not repay the note receivable as of June 30, 2026 and the note is expected to be amended to extend the maturity date to December 31, 2026. The carrying value of the related party note receivable is $4.4 million as of June 30, 2026 and is recorded within Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.
Additionally, during the three and six months ended June 30, 2026 and 2025, the Company entered into related party transactions with NAMI in the ordinary course of business. During the three and six months ended June 30, 2026, the Company recorded sales to NAMI of $0.5 million and $0.6 million, respectively. As of June 30, 2026, the outstanding related party receivable balances attributable to our sales with NAMI were not material.
Enhatch Inc.
During the three and six months ended June 30, 2026 and 2025, the Company entered into related party transactions with Enhatch Inc. ("Enhatch") in the ordinary course of business. During the three and six months ended June 30, 2026, the Company made purchases from Enhatch of $0.5 million and $0.9 million, respectively. As of June 30, 2026, the outstanding related party payable balances attributable to our purchases from Enhatch were not material.
Additionally, during the three and six months ended June 30, 2025, the Company entered into related party transactions with NAMI and Enhatch, including purchases and sales, but the transactions and related balances payable or receivable were not significant.
Other Asset
In February 2025, the Company provided financing of $1.0 million to Hull Legacy Media Corporation, a production company co-owned by Charles W. Hull, EVP, Chief Technology Officer for the Company's Regenerative Medicine business and a related party of the Company. The financing is recorded in Other assets on our Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

Variable Interest Entities ("VIEs")
The Company concluded that three of its investments are VIEs. These investments are not consolidated as we concluded that the Company is not the primary beneficiary. As of June 30, 2026, our maximum exposure to losses associated with the VIEs is limited to the $20.7 million carrying value of our investments in the VIEs, $4.4 million of which is included in Prepaid expenses and other current assets, with the remaining in Other assets on our Condensed Consolidated Balance Sheets.

NOTE 6- BORROWINGS
The Company had the following debt outstanding as of:

(in thousands)	Outstanding Principal	Unamortized Deferred Issuance Costs	Carrying Value
June 30, 2026
0% Convertible senior notes due 2026	$3,944	$—	$3,944
5.875% Convertible senior notes due 2030	92,030	(4,790)	87,240
Outstanding convertible notes	$95,974	$(4,790)	$91,184

(in thousands)	Outstanding Principal	Unamortized Deferred Issuance Costs	Carrying Value
December 31, 2025
0% Convertible senior notes due 2026	$3,944	$—	$3,944
5.875% Convertible senior notes due 2030	92,030	(5,636)	86,394
Outstanding convertible notes	$95,974	$(5,636)	$90,338

The Company's long-term debt requires that the Company maintain certain financial covenants, including minimum qualified cash, accounts receivable and inventory balances, among others, and the Company was in compliance with all covenants as of June 30, 2026.

Convertible Senior Notes
Convertible senior secured notes due 2030 (the "2030 Notes")
The 2030 Notes are senior secured obligations, guaranteed by certain U.S. subsidiaries of the Company, and bear interest semiannually at a rate of 5.875%, payable on June 15 and December 15 of each year, beginning December 15, 2025.
Convertible senior notes due 2026 (the "2026 Notes")
The 2026 Notes have an annual effective interest rate of 0.594%, reflecting original issue discounts, commissions, and offering expenses. The 2026 Notes are scheduled to mature on November 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with their terms.
The Company incurred debt issuance cost amortization of $0.5 million and $1.0 million and $0.3 million and $0.6 million for the three and six months ended June 30, 2026 and 2025, respectively.

NOTE 7- STOCK-BASED COMPENSATION
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
During the three months ended June 30, 2026 the Company granted 1.1 million performance-based RSUs ("PSUs") to employees with a weighted-average grant date fair value of $0.52 per share. The PSUs are subject to three-year cliff vesting. Vesting is contingent upon continued service and market conditions that are met based on annual stock price growth goals.
During the three months ended June 30, 2026, the Company granted 1.6 million shares of restricted stock to employees with a weighted-average grant date fair value of $2.36 per share. The restricted stock awards generally vest ratably over 3 years.

Stock-Based Compensation Activity and Expense
The following table shows the stock-based compensation expense recognized:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stock-based compensation expense	$2,333	$(3,561)	$4,615	$607
During the three and six months ended June 30, 2025, the Company recognized a reversal of $6.6 million in previously recognized compensation expense, primarily due to the cancellation of annual incentive compensation.
As of June 30, 2026, there was $7.9 million of unrecognized stock-based compensation expense related to all unvested share-based payment awards that the Company expects to recognize over a weighted-average period of 2 years.

NOTE 8- INCOME TAXES

We maintain the exception under ASC 740-270-30-36(b), “Accounting for Income Taxes,” for jurisdictions that do not have reliable estimates of ordinary income. Accordingly, we have used a year-to-date methodology in determining the effective tax rate for the three and six months ended June 30, 2026 and 2025.
For the three and six months ended June 30, 2026, the Company's effective tax rate was (3.1)% and (13.5)%, respectively. For the three and six months ended June 30, 2025, the Company's effective tax rate was 9.4% and 14.4%, respectively. The differences between the U.S. statutory tax rate and the effective tax rates for the three and six months ended June 30, 2026 and 2025 were primarily driven by the recognition of a full deferred tax asset valuation allowance in various jurisdictions in both years.

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

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator (basic):
Net (loss) income attributable to 3D Systems' common stock shareholders	$(12,861)	$104,436	$(17,285)	$67,450
Numerator (diluted):
Net (loss) income attributable to 3D Systems' common stock shareholders	$(12,861)	$104,436	$(17,285)	$67,450
Add back: Interest on 2030 Notes	—	104	—	104
Net (loss) income attributable to 3D Systems' common stock shareholders plus assumed conversions	$(12,861)	$104,540	$(17,285)	$67,554

Denominator:
Basic weighted average common shares outstanding	148,968	132,280	146,130	132,370
Effect of Dilutive securities:
Restricted stock and RSUs	—	1,222	—	1,653
Conversions of 2030 Notes	—	49,214	—	49,214
Diluted weighted average common shares outstanding	148,968	182,716	146,130	183,237

Net income (loss) per common share:
Basic	$(0.09)	$0.79	$(0.12)	$0.51
Diluted	$(0.09)	$0.57	$(0.12)	$0.37

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect was considered anti-dilutive for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Restricted stock, restricted stock units, and PSUs	5,859	3,915	5,389	2,769
Stock options	160	160	160	160
Total	6,019	4,075	5,549	2,929
Diluted income per common share was computed using the treasury stock method for restricted shares and RSUs and the if-converted method for convertible debt.

NOTE 10- ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in the balances of accumulated other comprehensive (loss) income, net of tax, by component are as follows:

	Three Months Ended June 30, 2026
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance, March 31, 2026	$(52,723)	$1,013	$(51,710)
Other comprehensive loss	(2,967)	(56)	(3,023)
Balance, June 30, 2026	$(55,690)	$957	$(54,733)

	Three Months Ended June 30, 2025
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance, March 31, 2025	$(52,171)	$157	$(52,014)
Other comprehensive income	9,075	14	9,089
Balance, June 30, 2025	$(43,096)	$171	$(42,925)

	Six Months Ended June 30, 2026
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance, December 31, 2025	$(47,998)	$171	$(47,827)
Other comprehensive (loss) income	(7,692)	786	(6,906)
Balance, June 30, 2026	$(55,690)	$957	$(54,733)

	Six Months Ended June 30, 2025
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Total
Balance, December 31, 2024	$(55,217)	$151	$(55,066)
Other comprehensive income	12,121	20	12,141
Balance, June 30, 2025	$(43,096)	$171	$(42,925)

NOTE 11- SEGMENT INFORMATION

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
The CODM does not review disaggregated asset information on the basis of the Company's segments; therefore, such information is not presented.

Revenue, cost of sales and gross profit for each of our reportable segments were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue:
Healthcare Solutions	$48,096	$45,020	$98,229	$86,336
Industrial Solutions	46,483	49,818	91,888	103,042
Total revenue	94,579	94,838	190,117	189,378
Cost of sales:
Healthcare Solutions	28,892	24,638	56,728	49,930
Industrial Solutions	31,225	34,050	64,584	70,609
Total cost of sales	60,117	58,688	121,312	120,539
Gross profit:
Healthcare Solutions	19,204	20,382	41,501	36,406
Industrial Solutions	15,258	15,768	27,304	32,433
Total gross profit	34,462	36,150	68,805	68,839
Selling, general and administrative	(35,135)	(34,139)	(66,483)	(83,908)
Research and development	(9,972)	(17,361)	(19,607)	(37,044)
Foreign exchange gain (loss), net	1,464	(1,591)	4,102	(452)
Interest income	575	1,717	1,159	2,670
Interest expense	(2,155)	(697)	(4,319)	(1,278)
Gain on disposition	—	125,681	—	125,681
Other (loss) income, net	(839)	7,020	2,689	6,860
Net (loss) income before income taxes	$(11,600)	$116,780	$(13,654)	$81,368

Depreciation and amortization included in the measurement of gross profit by segment were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Depreciation and amortization:
Healthcare Solutions	$1,363	$1,201	$2,802	$2,685
Industrial Solutions	$673	$671	$1,298	$1,293

NOTE 12- COMMITMENTS AND CONTINGENCIES

The Company has certain purchase commitments under agreements with remaining terms in excess of one year primarily related to printer assemblies, inventory, capital expenditures, and software licenses. As of June 30, 2026, such purchase commitments totaled $21.7 million, with $9.4 million of the purchase obligations expected to be due within the next twelve months.
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

Other Commitments

Letter of Credit

On June 2, 2023, we issued $1.2 million of guarantees in the form of a standby letter of credit as security for a long-term real estate lease. The letter of credit had a maturity date of June 2026 and included automatic one-year extensions, which are not to continue beyond July 1, 2033. As of March 31, 2026, the letter of credit was to $0.4 million. Effective June 11, 2026, the letter of credit was cancelled.

Litigation

For a description of certain lawsuits, claims, and proceedings, refer to Note 20 “Commitments and Contingencies” in our 2025 Annual Report on Form 10-K. During the six months ended June 30, 2026, there were no material changes or developments to the litigation, claims, and proceedings described within our 2025 Annual Report on Form 10-K.
Contingencies
Warranty
Changes in accrued product warranty liability balance are summarized as follows:

(in thousands)	June 30, 2026	June 30, 2025
Balance at beginning of period	$3,537	$2,650
Settlements made	(1,679)	(1,548)
Accruals for warranties issued	2,256	2,350
Balance at the end of period	$4,114	$3,452

NOTE 13- FAIR VALUE MEASUREMENTS

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
Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the consolidated financial statements at fair value on a recurring basis:

(in thousands)		Fair Value Measurement Using (a)
June 30, 2026	Total Fair Value	Level 1	Level 2	Level 3
Money market funds	$81,695	$81,695	$—	$—
December 31, 2025
Money market funds	$32,760	$32,760	$—	$—
(a) There were no transfers among the levels within the fair value hierarchy during the six months ended June 30, 2026 or the year ended December 31, 2025.

Cash equivalents, including money market funds, are valued utilizing the market approach for measuring the fair value of financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value as of June 30, 2026 and December 31, 2025 because of the relatively short duration of these instruments.
Fair Value of Financial Instruments
The following table summarizes the carrying amount and fair value of our financial instruments:

	June 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
—% Convertible senior notes due 2026	$3,944	$3,603	$3,944	$3,593
5.875% Convertible senior secured notes due 2030	$87,240	$136,038	$86,394	$117,982
The estimated fair values of the 2026 Notes and the 2030 Notes were determined using quoted market price in a market with limited activity and are therefore classified as Level 2 in the fair value hierarchy.

NOTE 14- RESTRUCTURING AND EXIT ACTIVITIES COSTS

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
Restructuring and other related charges under the 2025 Restructuring Plan were primarily cash charges related to severance and termination benefits incurred as a result of headcount reductions, which were generally recognized when probable and estimable consistent with the Company’s past practices or statutory law. The Company does not expect to incur significant additional restructuring charges in 2026 related to the 2025 Restructuring Plan.
These charges are reflected in the following captions in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cost of sales	$—	$838	$—	$1,001
Selling, general, and administrative expenses	—	3,622	88	4,180
Research and development	—	685	159	961
Total	$—	$5,145	$247	$6,142

There were no restructuring and other related charges recorded in cost of sales for the three and six months ended June 30, 2026. Restructuring and other related charges recorded in cost of sales by reportable segment for the three and six months ended June 30, 2025 were as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2025	June 30, 2025
Healthcare Solutions	$458	$512
Industrial Solutions	380	489
Total	$838	$1,001

The activity in the restructuring accrual related to the 2025 Restructuring Plan was as follows:

	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025
Balance at beginning of period	$1,230	$—
Costs incurred and other adjustments to accrued liability during the period	247	6,142
Amounts settled with cash	(1,448)	(1,962)
Balance at the end of period	$29	$4,180

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of management and is intended to help the reader understand the results of operations and financial condition of the Company. Our MD&A should be read in conjunction with our MD&A and Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Annual Report on Form 10-K") and our Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2026 included in this Form 10-Q.
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
In September 2025, the Company entered into a definitive agreement with Hubb Global Holdings, LLC for the sale of its 3DXpert and Oqton businesses, which were included in our Industrial Solutions segment. On October 31, 2025, the Company completed the sale of the 3DXpert and Oqton businesses for $3.3 million in cash, which reflected applicable purchase price adjustments, plus a revenue-based royalty receivable which had a present value of $7.1 million.

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

RESULTS OF OPERATIONS
Comparison of Results of Operations

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	Change	June 30, 2026	June 30, 2025	Change
Revenue	$94,579	$94,838	$(259)	$190,117	$189,378	$739
Cost of sales	60,117	58,688	1,429	121,312	120,539	773
Selling, general and administrative expenses	35,135	34,139	996	66,483	83,908	(17,425)
Research and development expenses	9,972	17,361	(7,389)	19,607	37,044	(17,437)
Loss from operations	$(10,645)	$(15,350)	$4,705	$(17,285)	$(52,113)	$34,828
Revenue
The following table sets forth changes in our revenue for the three and six months ended June 30, 2026.

(Dollars in thousands)	Products		Services		Total
Revenue - three months ended June 30, 2025	$53,801		$41,037		$94,838
Change in revenue:
Volume	871	1.6%	(1,581)	(3.9)%	(710)	(0.7)%
Price/mix	(208)	(0.4)%	—	—%	(208)	(0.2)%
Foreign currency translation	378	0.7%	281	0.7%	659	0.7%
Net change	1,041	1.9%	(1,300)	(3.2)%	(259)	(0.3)%
Revenue - three months ended June 30, 2026	$54,842		$39,737		$94,579

(Dollars in thousands)	Products		Services		Total
Revenue - six months ended June 30, 2025	$108,524		$80,854		$189,378
Change in revenue:
Volume	3,697	3.4%	(4,952)	(6.1)%	(1,255)	(0.7)%
Price/mix	(1,898)	(1.7)%	—	—%	(1,898)	(1.0)%
Foreign currency translation	2,287	2.1%	1,605	2.0%	3,892	2.1%
Net change	4,086	3.8%	(3,347)	(4.1)%	739	0.4%
Revenue - three months ended June 30, 2026	$112,610		$77,507		$190,117

For the three months ended June 30, 2026, revenue decreased $0.3 million, or 0.3%, compared to the three months ended June 30, 2025. The decrease in revenue was driven by a $1.3 million decrease in service revenue primarily due to the impacts of lower recurring service revenue and divestitures, partially offset by higher revenue for personalized healthcare services and a favorable impact of foreign currency. The decrease in service revenue was mostly offset by an increase in product revenue of $1.0 million driven by higher printer volume to customers in the dental and medical technology markets and a favorable impact of foreign currency, which was partially offset by unfavorable price/mix and the impact of divestitures.

For the six months ended June 30, 2026, revenue increased $0.7 million, or 0.4%, compared to the six months ended June 30, 2025. The increase in revenue was driven by an increase in product revenue of $4.1 million primarily due to higher printer and materials volume to customers in the dental and medical technology markets and a favorable impact of foreign currency, which was partially offset by unfavorable price/mix and the impact of divestitures. Service revenue decreased $3.3 million due to the impacts of lower recurring service revenue and divestitures, partially offset by increases in parts manufacturing and personalized healthcare services and a favorable impact of foreign currency.
Cost of sales and gross profit

For the three months ended June 30, 2026, cost of sales increased to $60.1 million compared to $58.7 million for the three months ended June 30, 2025. For the three months ended June 30, 2026, gross profit decreased $1.7 million, or 4.7%, and gross profit margin decreased to 36.4% compared to 38.1% in the prior year period. The increase in cost of sales and decrease in gross profit and gross profit margin were primarily related to unfavorable mix due to higher printer sales during the current period and the impact of divestitures, which was partially offset by the recovery of tariffs of approximately $2.6 million during the three months ended June 30, 2026.
For the six months ended June 30, 2026, cost of sales increased to $121.3 million compared to $120.5 million for the six months ended June 30, 2025. For the six months ended June 30, 2026 and June 30, 2025, gross profit was $68.8 million, however, gross profit margin decreased to 36.2% compared to 36.4% in the prior year period. The increase in cost of sales and decrease in gross profit margin was primarily related to unfavorable mix during the current period and the impact of divestitures, partially offset by the recovery of tariffs of approximately $2.6 million during the six months ended June 30, 2026.
Selling, general and administrative expenses

For the three months ended June 30, 2026, selling, general and administrative expenses ("SG&A") increased $1.0 million, or 2.9%, compared to the three months ended June 30, 2025. The year-over-year increase in SG&A was primarily due to the reversal of annual incentive compensation in the prior year period, partially offset by decreases due to the impact of our restructuring actions and divestitures.
For the six months ended June 30, 2026, SG&A decreased $17.4 million, or 20.8%, compared to the six months ended June 30, 2025. The year-over-year decline in SG&A was primarily due to:

•$10.9 million decrease in compensation and benefits expense primarily related to lower compensation expense due to the impact of our restructuring actions and divestitures;
•$4.7 million decrease in third-party service provider and consulting costs primarily due to lower audit and accounting fees; and
•$1.6 million decrease in other corporate costs primarily related to reductions in facilities, and travel and entertainment costs due to the impact of our cost saving actions.
Research and development expenses

For the three months ended June 30, 2026, research and development expenses ("R&D") decreased $7.4 million, or 42.6%, compared to the three months ended June 30, 2025. The year-over-year decline in R&D was primarily due to:

•$5.0 million decrease in compensation and benefits expense primarily due to improved operating efficiency and cost reductions realized from our restructuring activities and divestitures; and
•$2.2 million decrease primarily due to lower operating supplies cost and lower outside services costs due to the impact of our cost saving actions.

For the six months ended June 30, 2026, R&D decreased $17.4 million, or 47.1%, compared to the six months ended June 30, 2025. The year-over-year decline in R&D was primarily due to:

•$10.6 million decrease in compensation and benefits expense primarily due to improved operating efficiency and cost reductions realized from our restructuring activities and divestitures; and
•$5.3 million decrease primarily due to lower operating supplies cost and lower outside services costs due to the impact of our cost saving actions.
Segment Results

	Segment Revenue			Segment Gross Profit
	Three Months Ended			Three Months Ended
(in thousands)	June 30, 2026	June 30, 2025	Change	June 30, 2026	June 30, 2025	Change
Healthcare Solutions	$48,096	$45,020	$3,076	$19,204	$20,382	$(1,178)
Industrial Solutions	46,483	49,818	(3,335)	15,258	15,768	(510)
Total Company	$94,579	$94,838	$(259)	$34,462	$36,150	$(1,688)

	Segment Revenue			Segment Gross Profit
	Six Months Ended			Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	Change	June 30, 2026	June 30, 2025	Change
Healthcare Solutions	$98,229	$86,336	$11,893	$41,501	$36,406	$5,095
Industrial Solutions	91,888	103,042	(11,154)	27,304	32,433	(5,129)
Total Company	$190,117	$189,378	$739	$68,805	$68,839	$(34)

Healthcare Solutions
Revenue
For the three months ended June 30, 2026, Healthcare Solutions revenue increased $3.1 million, or 6.8%, compared to the three months ended June 30, 2025. The increase in revenue was primarily due to an increase in printer volume in the medical technology market, increased personalized healthcare services and a favorable price/mix.
For the six months ended June 30, 2026, Healthcare Solutions revenue increased $11.9 million, or 13.8%, compared to the six months ended June 30, 2025. The increase in revenue was primarily due to increases in printer volume in the medical technology market, materials volume in the dental market, including volume with a key customer, parts manufacturing services and a favorable impact of foreign currency, which was partially offset by an unfavorable price/mix.
Gross profit
For the three months ended June 30, 2026, Healthcare Solutions gross profit decreased $1.2 million, or 5.8%, compared to the three months ended June 30, 2025. The decrease in gross profit was primarily due to an unfavorable price/mix partially offset by the impact of the recovery of tariffs.
For the six months ended June 30, 2026, Healthcare Solutions gross profit increased $5.1 million, or 14.0%, compared to the six months ended June 30, 2025. The increase in gross profit was primarily due to increases in sales volume and the impact of the recovery of tariffs.
Industrial Solutions
Revenue
For the three months ended June 30, 2026, Industrial Solutions revenue decreased $3.3 million, or 6.7%, compared to the three months ended June 30, 2025. The decrease was primarily due to the impact of divestitures and an unfavorable price/mix.
For the six months ended June 30, 2026, Industrial Solutions revenue decreased $11.2 million, or 10.8%, compared to the six months ended June 30, 2025. The decrease was primarily due to the impact of divestitures, which was partially offset by a favorable impact of foreign currency.

Gross profit
For the three months ended June 30, 2026, Industrial Solutions gross profit decreased $0.5 million, or 3.2% compared to the prior period. The decrease in gross profit was primarily due to unfavorable mix partially offset by the impact of the recovery of tariffs.
For the six months ended June 30, 2026, Industrial Solutions gross profit decreased $5.1 million, or 15.8% compared to the prior period. The decrease in gross profit was primarily due to divestitures partially offset by the impact of the recovery of tariffs.
Non-operating (loss) income
The following table sets forth the components of non-operating (loss) income:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	Change	June 30, 2026	June 30, 2025	Change
Foreign exchange gain (loss), net	$1,464	$(1,591)	$3,055	$4,102	$(452)	$4,554
Interest income	575	1,717	(1,142)	1,159	2,670	(1,511)
Interest expense	(2,155)	(697)	(1,458)	(4,319)	(1,278)	(3,041)
Gain on disposition	—	125,681	(125,681)	—	125,681	(125,681)
Other (loss) income, net	(839)	7,020	(7,859)	2,689	6,860	(4,171)
Total non-operating (loss) income	$(955)	$132,130	$(133,085)	$3,631	$133,481	$(129,850)
Foreign exchange gain (loss), net
Foreign exchange gain, net increased by $3.1 million and $4.6 million for the three and six months ended June 30, 2026, respectively, compared to the same prior year periods, primarily due to realized and unrealized gains related to our foreign operations.
Interest income
Interest income decreased by $1.1 million and $1.5 million for the three and six months ended June 30, 2026, respectively, compared to the same prior year periods, due to the Company's lower average cash and cash equivalent balances.
Interest expense
Interest expense increased by $1.5 million and $3.0 million for the three and six months ended June 30, 2026, respectively, compared to the same prior year periods, primarily due to interest expense related to the 2030 Notes.
Gain on disposition
Gain on disposition decreased $125.7 million for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, due to the sale of Geomagic in the prior period.
Other (loss) income, net
Other (loss) income, net, decreased $7.9 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to the gain on repurchase of debt recognized in the three months ended June 30, 2025 related to the extinguishment of a portion of the 2026 Notes.
Other (loss) income, net, decreased $4.2 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a $2.6 million gain on our equity method investment in the National Additive Manufacturing Innovation ("NAMI") joint venture because of a dilution in our ownership share in the three months ended June 30, 2026 and the gain on repurchase of debt in the three months ended June 30, 2025.

Income Taxes

For the three and six months ended June 30, 2026, the Company’s effective tax rate was (3.1)% and (13.5)%, respectively. For the three and six months ended June 30, 2025, the Company’s effective tax rate was 9.4% and 14.4%, respectively. The differences between the U.S. statutory tax rate and the effective tax rates for the three and six months ended June 30, 2026 and 2025 were primarily driven by the recognition of a full deferred tax asset valuation allowance in various jurisdictions in both years.
Liquidity and Capital Resources
The following table sets forth the Company's operating working capital at June 30, 2026 and December 31, 2025.

			Change
(in thousands)	June 30, 2026	December 31, 2025	$	%
Cash and cash equivalents	$127,951	$95,635	$32,316	33.8%
Accounts receivable, net	80,174	83,806	(3,632)	(4.3)%
Inventories	121,847	127,496	(5,649)	(4.4)%
	329,972	306,937	23,035	7.5%
Less:
Current operating lease liabilities	9,266	11,583	(2,317)	(20.0)%
Accounts payable	32,425	41,017	(8,592)	(20.9)%
Accrued and other liabilities	39,781	46,656	(6,875)	(14.7)%
	81,472	99,256	(17,784)	(17.9)%
Operating working capital	$248,500	$207,681	$40,819	19.7%

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
At June 30, 2026, cash and cash equivalents totaled $128.0 million and increased $32.3 million since December 31, 2025. This increase resulted primarily from cash received from the equity raise of $53.8 million, partially offset by cash used in operations of $14.1 million and capital expenditures of $5.9 million during the six months ended June 30, 2026.
Cash held outside the U.S. at June 30, 2026 was $35.8 million, or 28.0% of total cash and cash equivalents, compared to $33.0 million, or 34.5% of total cash and cash equivalents, at December 31, 2025. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant federal and state taxes. However, these dividends are subject to foreign withholding taxes that are estimated to result in the Company incurring tax costs in excess of the cost to obtain cash through other means.
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
Cash Flow
The Company currently funds its operations, including working capital requirements, capital expenditures and investments by using cash; cash equivalents; cash flow from operations, which can vary widely from quarter to quarter; and investing and financing activities, as necessary. We expect that cash flow from operations, cash and cash equivalents, and other sources of liquidity, such as issuing equity or debt securities, subject to market conditions, will be available and sufficient to meet all our cash requirements over the next twelve months. Cash requirements for periods beyond the next twelve months will depend on, among other things, the Company's profitability and its ability to manage working capital requirements and, if needed, its ability to identify and secure other potential sources to fund future working capital needs and meet capital expenditure requirements. See Item 1A, "Risk Factors” in the 2025 Annual Report on Form 10-K.

We are subject to a financial covenant under the Indenture governing the 2030 Notes (the "2030 Indenture") requiring us to maintain at least $20.0 million in qualified cash. As of June 30, 2026, we were in compliance with the covenants included in the 2030 Indenture. However, if we are unable to generate sufficient cash flow in the future, we may be non-compliant which could result in an event of default making the 2030 Notes, with an outstanding principal balance of $92.0 million as of June 30, 2026, due immediately. See Item 1A "Risk Factors” in the 2025 Annual Report on Form 10-K.

The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended
(in thousands)	June 30, 2026	June 30, 2025	Change
Cash flow used in operating activities	$(14,106)	$(59,630)	$45,524
Cash flow (used in) provided by investing activities	(5,870)	112,931	(118,801)
Cash flow provided by (used in) financing activities	51,942	(97,340)	149,282
Operating Activities
Cash flows used in operating activities were $14.1 million during the six months ended June 30, 2026, a decrease of $45.5 million, as compared to the six months ended June 30, 2025. The year-over-year change in operating cash flows was primarily attributable to more favorable business performance during the current year due to our 2025 Restructuring Plan and other cost savings initiatives, partially offset by higher cash taxes paid of $6.1 million driven by foreign taxes related to the 2025 divestiture of the Geomagic business and $2.9 million in higher interest paid on the 2030 Notes as interest payments did not start until December 2025.
Investing Activities
Net cash used in investing activities was $5.9 million during the six months ended June 30, 2026, compared to net cash provided by investing activities of $112.9 million during the six months ended. The change was driven primarily by proceeds from the sale of the Geomagic business during the six months ended June 30, 2025.
Financing Activities
Net cash provided by financing activities was $51.9 million during the six months ended June 30, 2026, compared to net cash used in financing activities of $97.3 million during the six months ended June 30, 2025. The change was driven primarily by the proceeds of $53.8 million from the equity raise during the six months ended June 30, 2026 and the net repayments of long term debt of $81.4 million and stock repurchases of $15.0 million during the six months ended June 30, 2025.
Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Indebtedness
Convertible senior secured notes due 2030
The 2030 Notes are senior secured obligations, guaranteed by certain U.S. subsidiaries of the Company and bear interest semiannually at a rate of 5.875%, payable on June 15 and December 15 of each year, beginning December 15, 2025.
Convertible senior notes due 2026
The 2026 Notes have an annual effective interest rate of 0.594%, reflecting original issue discounts, commissions, and offering expenses. The 2026 Notes are scheduled to mature on November 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with their terms
At June 30, 2026, we had $96.0 million of outstanding principal balance of debt, comprised of $3.9 million of 2026 Notes and $92.0 million of 2030 Notes. Management may consider pursuing additional long-term financing if it is appropriate in light of cash requirements for operations or strategic opportunities, which could result in higher financing costs.
Purchase Commitments
We have purchase commitments under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. The Company has certain purchase commitments under agreements with remaining terms in excess of a year, which primarily relate to software licenses, printer assemblies, inventory and capital expenditures. As of June 30, 2026, such purchase commitments totaled $21.7 million, with approximately $9.4 million, expected to be due within the next twelve months.

Leases
The Company had operating and financing lease obligations (inclusive of interest) of $78.4 million at June 30, 2026, primarily related to real estate and equipment leases, of which, approximately $15.0 million in payments are expected over the next twelve months.
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
For a discussion of critical accounting estimates at December 31, 2025, refer to Item 7 “Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K. During the six months ended June 30, 2026, there have been no material changes to our critical accounting estimates described in our 2025 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks at December 31, 2025, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report on Form 10-K. During the six months ended June 30, 2026, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2025.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses discussed in our 2025 Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
We are in the process of implementing certain changes to our internal controls to remediate the material weaknesses described in our 2025 Annual Report on Form 10-K. Related to these efforts was the development of a remediation plan to specifically address processes and activities intended to rectify the issues identified as part of the material weaknesses. These plans include, but are not limited to, increased training, enhanced documentation associated with accounting treatment for non-routine items, and automation efforts designed to specifically address the identified material weaknesses. Aside from these activities, the results of which continue to be evaluated, there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information relating to legal proceedings set forth under the header “Other Commitments - Government Settlement” and "Litigation" in Note 20 to the consolidated financial statements included in our 2025 Annual Report on Form 10-K and under the header "Litigation" in Note 12 to the condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 included in this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors
Information regarding risk factors appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Information Relating to Forward Looking Statements," in Part I - Item 2 of this Form 10-Q and in "Risk Factors" in Part I - Item 1A of our 2025 Annual Report on Form 10-K. There have been no material changes to the risk factors previously reported in our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuance of Unregistered Securities and Issuer Purchases of Equity Securities
Issuances of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended June 30, 2026:

	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)
April 1, 2026 - April 30, 2026	218,458	$1.93
May 1, 2026 - May 31, 2026	463	3.01
June 1, 2026 - June 30, 2026	—	—
Total	218,921	$1.93
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

Item 5. Other Information
Director and Officer Trading Arrangements

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

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

3.7
Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on May 14, 2026 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 15, 2026.)

3.8	Amended and Restated By-Laws, effective April 28, 2026 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on April 30, 2026.)
4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-182065), filed on June 12, 2012.)
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

4.7	Form of 5.875% Convertible Senior Note due 2030 (included in Exhibit 4.4). (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 24, 2025.)
10.1*	2015 Incentive Plan of 3D Systems Corporation, as amended and restated (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 15, 2026.)
31.1†	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	Inline XBRL Taxonomy Extension Scheme Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
* Management contract or compensatory plan or arrangement
† Exhibits filed herein. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D SYSTEMS CORPORATION:

Date: August 3, 2026	By	/s/ Phyllis Nordstrom
Phyllis Nordstrom
Chief Financial Officer and Chief Administrative Officer