Form 10-Q
period 2026-09-30
3D SYSTEMS CORP
filed 2026-11-04
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Shares of Common Stock, par value $0.001 per share, outstanding as of October 28, 2026: 166,351,517.

3D SYSTEMS CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
3D SYSTEMS CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except par value)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$91,339	$95,635
Short-term investments	27,065	—
Accounts receivable, net of reserves — $5,704 and $3,608	86,232	83,806
Inventories, net	118,482	127,496
Prepaid expenses and other current assets	35,675	39,770
Total current assets	358,793	346,707
Property and equipment, net	47,036	49,249
Intangible assets, net	14,359	16,614
Goodwill	15,371	15,575
Operating lease right-of-use assets	41,122	45,364
Finance lease right-of-use assets	6,778	7,774
Long-term deferred income tax assets	2,695	2,787
Other assets	39,524	37,658
Total assets	$525,678	$521,728
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND EQUITY
Current liabilities:
Current portion of long-term debt, net of deferred financing costs	$3,944	$3,944
Current operating lease liabilities	8,004	11,583
Accounts payable	32,776	41,017
Accrued and other liabilities	57,609	46,656
Customer deposits and deferred revenue	19,505	17,423
Total current liabilities	121,838	120,623
Long-term debt, net of deferred financing costs	87,852	86,394
Long-term operating lease liabilities	42,162	45,420
Long-term deferred income tax liabilities	3,246	2,740
Other liabilities	23,882	24,000
Total liabilities	278,980	279,177
Commitments and contingencies (Note 12)
Redeemable non-controlling interest	—	2,193
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 440,000 shares authorized, 166,420 shares issued as of September 30, 2026; 220,000 shares authorized, 145,581 shares issued as of December 31, 2025	166	146
Additional paid-in capital	1,678,232	1,620,399
Accumulated deficit	(1,383,180)	(1,332,360)
Accumulated other comprehensive loss	(48,520)	(47,827)
Total stockholders’ equity	246,698	240,358
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$525,678	$521,728

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue:
Products	$58,178	$52,311	$170,788	$160,835
Services	41,126	38,938	118,633	119,792
Total revenue	99,304	91,249	289,421	280,627
Cost of sales:
Products	38,717	36,109	110,649	105,748
Services	25,803	25,709	75,183	76,609
Total cost of sales	64,520	61,818	185,832	182,357
Gross profit	34,784	29,431	103,589	98,270
Operating expenses:
Selling, general and administrative	46,354	34,716	112,837	118,624
Research and development	10,064	16,025	29,671	53,069
Asset impairment charges	2,857	—	2,857	—
Total operating expenses	59,275	50,741	145,365	171,693
Loss from operations	(24,491)	(21,310)	(41,776)	(73,423)
Non-operating (loss) income:
Foreign exchange (loss) gain, net	(6,294)	2,623	(2,192)	2,171
Interest income	709	784	1,868	3,454
Interest expense	(2,159)	(1,924)	(6,478)	(3,202)
Gain on disposition	—	—	—	125,681
Other income, net	212	475	2,901	7,335
Total non-operating (loss) income	(7,532)	1,958	(3,901)	135,439
Net (loss) income before income taxes	(32,023)	(19,352)	(45,677)	62,016
(Provision) benefit for income taxes	(924)	2,630	(2,761)	(9,059)
Loss on equity method investments, net of income taxes	(588)	(1,331)	(2,541)	(3,560)
Net (loss) income before redeemable non-controlling interest	(33,535)	(18,053)	(50,979)	49,397
Less: net loss attributable to redeemable non-controlling interest	—	—	(159)	—
Net (loss) income attributable to 3D Systems Corporation	$(33,535)	$(18,053)	$(50,820)	$49,397

Net (loss) income per common share:
Basic	$(0.21)	$(0.14)	$(0.33)	$0.38
Diluted	$(0.21)	$(0.14)	$(0.33)	$0.29

Weighted average shares outstanding:
Basic	162,911	125,273	151,785	129,979
Diluted	162,911	125,273	151,785	178,397

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net (loss) income before redeemable non-controlling interest	$(33,535)	$(18,053)	$(50,979)	$49,397
Other comprehensive income (loss), net of taxes:
Pension plan adjustments	(29)	—	757	20
Foreign currency translation	6,075	(3,066)	(1,617)	9,055
Unrealized gain on short-term investments	167	—	167	—
Total other comprehensive income (loss), net of taxes:	6,213	(3,066)	(693)	9,075
Comprehensive (loss) income attributable to 3D Systems Corporation	$(27,322)	$(21,119)	$(51,672)	$58,472

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025
OPERATING ACTIVITIES
Net (loss) income before redeemable non-controlling interest	$(50,979)	$49,397
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	15,073	16,280
Amortization of debt issuance costs	1,556	993
Stock-based compensation	5,591	1,805
Non-cash operating lease expense	5,924	7,382
Provision for inventory obsolescence	5,219	5,158
Provision for bad debts	2,439	1,458
Gain on the disposition of businesses, property, equipment and other assets	(485)	(126,251)
Gain on debt extinguishment	—	(8,203)
Provision (benefit) for deferred income taxes and reserve adjustments	519	(1,154)
Gain on disposal of investment	(2,576)	—
Loss on equity method investment, net of taxes	2,541	3,560
Asset impairment charges	2,857	—
Changes in operating accounts:
Accounts receivable	(9,767)	18,288
Inventories	(444)	(15,474)
Prepaid expenses and other current assets	3,340	(6,422)
Accounts payable	(8,338)	(4,844)
Deferred revenue and customer deposits	6,780	(809)
Accrued and other liabilities	8,717	(2,645)
All other operating activities	(5,469)	(11,650)
Net cash used in operating activities	(17,502)	(73,131)
INVESTING ACTIVITIES
Purchases of property and equipment	(8,315)	(7,995)
Purchases of short-term and long-term investments	(28,706)	—
Purchase of patents	(1,000)	—
Proceeds from sale of assets and businesses, net of cash sold	215	119,400
Acquisitions and other investments, net of cash acquired	—	(3,400)
Other investing activities	(112)	271
Net cash (used in) provided by investing activities	(37,918)	108,276
FINANCING ACTIVITIES
Proceeds from equity offering	53,825	—
Equity issuance costs	(693)	—
Proceeds from borrowings and long-term debt	—	92,030
Debt issuance costs	—	(3,425)
Repayment of borrowings and long-term debt	—	(169,987)
Stock repurchases	—	(14,960)
Purchase of non-controlling interest	(900)	—
Taxes paid related to net-share settlement of equity awards	(879)	(830)
Other financing activities	(1,245)	(1,168)
Net cash provided by (used in) financing activities	50,108	(98,340)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	4,553
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,334)	(58,642)
Cash, cash equivalents and restricted cash at the beginning of the year	97,100	172,881
Cash, cash equivalents and restricted cash at the end of the period	$91,766	$114,239

Continued on next page
See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)
Balances per Condensed Consolidated Balance Sheets:	September 30, 2026	September 30, 2025
Cash and cash equivalents	$91,339	$95,542
Restricted cash included in prepaid expenses and other current assets	128	126
Restricted cash included in other assets (a)	299	18,571
Total cash, cash equivalents and restricted cash	$91,766	$114,239

(in thousands)	Nine Months Ended
Supplemental cash flow information	September 30, 2026	September 30, 2025
Lease assets obtained in exchange for new lease liabilities	$2,571	$3,155
Cash interest payments	3,370	715
Cash income tax payments, net	11,582	3,820
Transfer of equipment from inventory to property and equipment, net (b)	2,355	3,199
Exchange of assets for investment	—	1,016
Patents acquired with deferred payment	1,250	—
(a)The balance in restricted cash as of September 30, 2026 primarily relates to minimum balance guarantees required by certain bank accounts that the Company holds. The balance in restricted cash as of September 30, 2025 includes (1) $16.8 million of restricted cash that was required at the time under the indenture for the convertible senior secured notes due 2030 and (2) guarantees in the form of a standby letter of credit as security for a long-term real estate lease. Refer to Note 12 for further information.
(b) Inventory is transferred to property and equipment at cost when we require additional machines for training or demonstration or for placement into on demand manufacturing services locations.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance, December 31, 2025	145,581	$146	$1,620,399	$(1,332,360)	$(47,827)	$240,358
Shares issued, vested and expired under compensation plan	482	—	—	—	—	—
Shares withheld related to net-share settlement of equity awards	(6)	—	(11)	—	—	(11)
Stock-based compensation expense	—	—	2,282	—	—	2,282
Net loss attributable to 3D Systems Corp.	—	—	—	(4,424)	—	(4,424)
Pension plan adjustment	—	—	—	—	842	842
Foreign currency translation adjustment	—	—	22	—	(4,725)	(4,703)
Balance, March 31, 2026	146,057	146	1,622,692	(1,336,784)	(51,710)	234,344
Shares issued, vested and expired under compensation plan	1,459	1	(1)	—	—	—
Shares withheld related to net-share settlement of equity awards	(219)	—	(423)	—	—	(423)
Proceeds from equity offering, net of equity issuance costs	18,852	19	53,173	—	—	53,192
Stock-based compensation expense	—	—	2,334	—	—	2,334
Net loss attributable to 3D Systems Corp.	—	—	—	(12,861)	—	(12,861)
Pension plan adjustment	—	—	—	—	(56)	(56)
Foreign currency translation adjustment	—	—	—	—	(2,967)	(2,967)
Balance, June 30, 2026	166,149	166	1,677,775	(1,349,645)	(54,733)	273,563
Shares issued, vested and expired under compensation plan	403	—	—	—	—	—
Shares withheld related to net-share settlement of equity awards	(132)	—	(445)	—	—	(445)
Proceeds from equity offering, net of equity issuance costs	—	—	(74)	—	—	(74)
Stock-based compensation expense	—	—	976	—	—	976
Net loss attributable to 3D Systems Corp.	—	—	—	(33,535)	—	(33,535)
Pension plan adjustment	—	—	—	—	(29)	(29)
Unrealized gain on short-term investments	—	—	—	—	167	167
Foreign currency translation adjustment	—	—	—	—	6,075	6,075
Balance, September 30, 2026	166,420	$166	$1,678,232	$(1,383,180)	$(48,520)	$246,698

See accompanying notes to condensed consolidated financial statements.
3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance, December 31, 2024	135,510	$136	$1,593,366	$(1,362,243)	$(55,066)	$176,193
Shares issued, vested and expired under compensation plan	(53)	(1)	—	—	—	(1)
Shares withheld related to net-share settlement of equity awards	(96)	—	(285)	—	—	(285)
Stock-based compensation expense	—	—	3,666	—	—	3,666
Net loss attributable to 3D Systems Corp.	—	—	—	(36,986)	—	(36,986)
Pension plan adjustment	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	3,046	3,046
Balance, March 31, 2025	135,361	135	1,596,747	(1,399,229)	(52,014)	145,639
Shares issued, vested and expired under compensation plan	784	1	—	—	—	1
Shares withheld related to net-share settlement of equity awards	(158)	—	(320)	—	—	(320)
Stock-based compensation expense	—	—	(2,507)	—	—	(2,507)
Net income attributable to 3D Systems Corp.	—	—	—	104,436	—	104,436
Pension plan adjustment	—	—	—	—	14	14
Repurchase and retirements of common stock	(8,000)	(8)	(14,952)	—	—	(14,960)
Foreign currency translation adjustment	—	—	(132)	—	9,075	8,943
Balance, June 30, 2025	127,987	128	1,578,836	(1,294,793)	(42,925)	241,246
Shares issued, vested and expired under compensation plan	365	—	—	—	—	—
Shares withheld related to net-share settlement of equity awards	(107)	—	(225)	—	—	(225)
Stock-based compensation expense	—	—	1,198	—	—	1,198
Net income attributable to 3D Systems Corp.	—	—	—	(18,053)	—	(18,053)
Foreign currency translation adjustment	—	—	—	—	(3,066)	(3,066)
Balance, September 30, 2025	128,245	$128	$1,579,809	$(1,312,846)	$(45,991)	$221,100

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
Our annual reporting period is the calendar year. The Company's results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year.
Summary of Significant Accounting Policies
There have been no significant changes to our accounting policies since those disclosed in the Company's 2025 Annual Report on Form 10-K, except as listed below.
Acquired Patents
During the three months ended September 30, 2026, the Company purchased certain patents, patent applications and related rights for a total of $2.3 million. These are recorded within Intangible assets, net on the Condensed Consolidated Balance Sheets. The weighted average amortization period of these acquired patents is 13.6 years.
Asset Impairment Charges
During the three months ended September 30, 2026, the Company determined that certain intangible assets associated with a certain product line within our Industrial Solutions segment were fully impaired. The impairment was triggered by the closure of a certain facility and a reduction in expected future cash flows associated with products produced at the facility. The Company recorded impairment expense of $2.9 million during the quarter; of the total impairment expense, $2.2 million related to acquired technology and $0.7 million related to trade names. The impairment expense is recorded within Asset impairment charges on the Condensed Consolidated Statements of Operations.
CEO Severance
On August 4, 2026, the Company entered into a separation agreement with its President and Chief Executive Officer ("CEO") (the "Agreement"). The CEO will remain in this role until a successor is appointed. Upon termination of employment, the CEO will be entitled to certain severance and other benefits pursuant to the Agreement. In addition, certain equity awards remain eligible to vest following termination, subject to the CEO's continued service as a consultant through the applicable vesting dates. During the three months ended September 30, 2026, the Company recorded $1.8 million of severance expense relating to the Agreement within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations. As of September 30, 2026, the Company recorded an accrued liability of $1.2 million and $0.6 million within Accrued and other liabilities and Other liabilities, respectively, related to the Agreement on the Condensed Consolidated Balance Sheets.

Short-Term Investments
During the three months ended September 30, 2026, the Company invested a portion of its excess cash in short-term investments.
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
Available-for-sale securities, which consist of debt securities, are carried at fair value with unrealized gains and losses, net of related tax, reported in accumulated other comprehensive income (loss). Adjustments to the fair value of investments classified as available-for-sale are recorded as an increase or decrease in accumulated other comprehensive income (loss) in stockholders’ equity. Impairment of available-for-sale securities that is attributable to credit losses is recognized as an allowance for credit losses in the Condensed Consolidated Statement of Operations in the period in which a credit loss is identified. The Company periodically evaluates its investments for credit losses.
Equity Offering
During the three months ended June 30, 2026, the Company issued 18.9 million shares of our common stock, par value $0.001 per share, for $53.2 million in cash, net of offering costs.
Finance Leases
As of September 30, 2026 and December 31, 2025, short-term finance lease obligations of $1.8 million and $1.6 million, respectively, are included in Accrued and other liabilities, and long-term finance lease obligations of $8.4 million and $9.5 million, respectively, are included in Other liabilities on our Condensed Consolidated Balance Sheets.
Amortization of Intangible Assets
Amortization expense related to our intangible assets with finite lives was $0.5 million and $1.6 million for the three and nine months ended September 30, 2026, respectively, and $0.5 million and $1.7 million for the three and nine months ended September 30, 2025, respectively.
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
In December 2025, the agreement was amended to allow for immediate exercise of the put option for $2.0 million, subject to the completion of three milestones, which will be paid in three installments in 2026. Upon completion of the first milestone and initial payment of $0.5 million, which occurred in the first quarter of 2026, the remaining shares were assigned to the Company. This resulted in the removal of the Redeemable non-controlling interest during the quarter ended March 31, 2026. During the three months ended September 30, 2026, the Company paid $0.4 million relating to the second milestone. As of September 30, 2026, we maintained a short-term liability for the remaining amount to be paid related to the third milestone totaling $1.1 million in Accrued and other liabilities.
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
NOTE 2- REVENUES
Contract Assets
In certain circumstances, contract assets are recorded to include unbilled amounts typically resulting from sales under contracts when revenue recognized exceeds the amount billed to the customers and right to payment is subject to contractual performance obligations rather than subject only to the passage of time. Contract assets were $1.2 million and $1.6 million as of September 30, 2026 and December 31, 2025, respectively, and are included in Prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets.
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
Our contract liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Customer deposits and deferred revenue	$19,505	$17,423
Deferred revenue, noncurrent	3,607	2,794
Total contract liabilities	$23,112	$20,217
During the three and nine months ended September 30, 2026, the Company recognized $3.8 million and $15.7 million, respectively, of revenue related to the Company's contract liabilities at December 31, 2025. The change in contract liabilities from December 31, 2025 to September 30, 2026 was primarily due to the timing of cash receipts and sales of extended service contracts.
Collaborative Arrangements
The Company enters into collaborative arrangements with customers that provide for cost reimbursement of certain expenses and potential milestone payments.
The Company recognized $0.9 million and $2.8 million in product revenue and $0.9 million and $3.0 million in product cost of sales related to collaborative arrangements during the three and nine months ended September 30, 2026, respectively.
For the three and nine months ended September 30, 2025, the Company recognized $0.8 million and $7.2 million in product revenue and $2.3 million and $6.1 million in product cost of sales, respectively, related to collaborative arrangements.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied as of the end of the period. As of September 30, 2026, the Company had $6.4 million of remaining performance obligations, primarily related to maintenance and service contracts, post-sale support and extended warranties. We expect approximately 92% to be recognized as revenue within the next two years, and the remaining thereafter. We have excluded performance obligations with an original expected duration of one year or less.
Revenue Concentration
Revenue, disaggregated by the geographic region in which a sale originated, was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Americas	$59,096	$52,239	$169,830	$159,491
EMEA	35,822	32,592	107,257	99,167
APAC	4,386	6,418	12,334	21,969
Total	$99,304	$91,249	$289,421	$280,627

United States (included within Americas)	$58,822	$51,855	$168,066	$157,386
Germany (included within EMEA)	$17,632	$13,377	$50,559	$43,239
For the three and nine months ended September 30, 2026, two customers within our Healthcare Solutions segment accounted for 14.5% and 14.2% and 10.7% and 11.1% of our consolidated revenue, respectively. For the three and nine months ended September 30, 2025, one customer within our Healthcare Solutions segment accounted for 11.2% and 10.9% of our consolidated revenue, respectively. We expect to maintain our relationships with these customers.
NOTE 3- INVENTORIES, NET
Components of inventories, net at September 30, 2026 and December 31, 2025 are summarized as follows:

(in thousands)	September 30, 2026	December 31, 2025
Raw materials	$42,674	$45,350
Work in process	2,634	2,137
Finished goods and parts	73,174	80,009
Total inventories, net	$118,482	$127,496
The inventory reserve was $27.6 million and $26.5 million as of September 30, 2026 and December 31, 2025, respectively.
NOTE 4- DIVESTITURES
In September 2025, the Company entered into a definitive agreement for the sale of its 3DXpert and Oqton businesses, which were included in our Industrial Solutions segment, to Hubb Global Holdings, LLC. On October 31, 2025, the Company completed the sale of the 3DXpert and Oqton businesses for $3.3 million in cash, which reflected applicable purchase price adjustments, plus a revenue-based royalty receivable which had a present value of $7.4 million and $7.1 million, respectively, as of September 30, 2026 and December 31, 2025 and is recorded in Other assets on our Condensed Consolidated Balance Sheets.
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
No loss was recognized to measure the disposal group at the lower of its carrying value or fair value less costs to sell. The disposal group was not presented as a discontinued operation in the accompanying condensed consolidated financial statements because the sale of 3DXpert, Oqton, and Geomagic did not represent a strategic shift that would have a major effect on the Company’s operations.

NOTE 5- INVESTMENTS AND NOTE RECEIVABLE
The Company holds various equity investments, which are recorded in Other assets on our Condensed Consolidated Balance Sheets. The following table summarizes our investment balances:

(in thousands)	September 30, 2026	December 31, 2025
Equity investments under the equity method of accounting	$788	$753
Equity investments without readily determinable fair values	21,767	21,712
Total equity investments	$22,555	$22,465
National Additive Manufacturing Innovation ("NAMI") Joint Venture
As of December 31, 2025, the Company owned 49% of NAMI’s common stock. In February 2026, the investee issued additional shares to another equity investor, which diluted our ownership share to 34.3% of the joint venture's common stock. The Company recognized a gain on the investee’s share issuance of $2.6 million, reported in Other income, net for the nine months ended September 30, 2026. The gain related to the difference between our share of the proceeds from the additional investment and the impact of the dilution on the carrying value of our investment.
In December 2024, the Company entered into a short-term, non-interest bearing loan agreement with NAMI whereby NAMI borrowed $2.0 million to finance its working capital and capital expenditures requirements. The loan originally matured on June 30, 2025. During the three months ended September 30, 2025, the parties amended the loan agreement to extend the maturity date to June 30, 2026, and increase the total related party note receivable to $4.4 million. NAMI did not repay the note receivable as of June 30, 2026 and the note was amended to extend the due date to December 31, 2026. The carrying value of the related party note receivable is $4.4 million as of September 30, 2026 and is recorded within Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.
Additionally, during the three and nine months ended September 30, 2026 and 2025, the Company entered into related party transactions with NAMI in the ordinary course of business. During the three and nine months ended September 30, 2026, the Company recorded sales to NAMI of $0.1 million and $0.7 million, respectively. As of September 30, 2026, the outstanding related party receivable balances attributable to our sales with NAMI was $0.3 million. Related party transactions with NAMI, including purchases and sales, and related payable or receivable balances were not material during the three and nine months ended September 30, 2025.
Enhatch Inc.
During the three and nine months ended September 30, 2026 and 2025, the Company entered into related party transactions with Enhatch Inc. ("Enhatch") in the ordinary course of business. During the three and nine months ended September 30, 2026, the Company made purchases from Enhatch of $0.3 million and $1.2 million, respectively. As of September 30, 2026, the outstanding related party payable balance attributable to our purchases from Enhatch was not material. Related party transactions with Enhatch, including purchases and sales, and related payable or receivable balances were not material during the three and nine months ended September 30, 2025.
Other Assets
In February 2025, the Company provided financing of $1.0 million to Hull Legacy Media Corporation, a production company co-owned by Charles W. Hull, EVP, Chief Technology Officer for the Company's Regenerative Medicine business and a related party of the Company. The financing is recorded in Other assets on our Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.
During the three months ended September 30, 2026, the Company invested in certain long-term variable rate corporate bonds maturing in 2028. The carrying value of these investments is $1.6 million as of September 30, 2026. These investments are reported in Other assets on our Condensed Consolidated Balance Sheets as of September 30, 2026.
Variable Interest Entities ("VIEs")
The Company concluded that three of its investments are VIEs. These investments are not consolidated as we concluded that the Company is not the primary beneficiary. As of September 30, 2026, our maximum exposure to losses associated with the VIEs is limited to the $20.1 million carrying value of our investments in the VIEs, $4.4 million of which is included in Prepaid expenses and other current assets, with the remaining in Other assets on our Condensed Consolidated Balance Sheets.

NOTE 6- BORROWINGS
The Company had the following debt outstanding as of:

(in thousands)	Outstanding Principal	Unamortized Deferred Issuance Costs	Carrying Value
September 30, 2026
0% Convertible senior notes due 2026	$3,944	$—	$3,944
5.875% Convertible senior notes due 2030	92,030	(4,178)	87,852
Outstanding convertible notes	$95,974	$(4,178)	$91,796

(in thousands)	Outstanding Principal	Unamortized Deferred Issuance Costs	Carrying Value
December 31, 2025
0% Convertible senior notes due 2026	$3,944	$—	$3,944
5.875% Convertible senior notes due 2030	92,030	(5,636)	86,394
Outstanding convertible notes	$95,974	$(5,636)	$90,338
The Company's long-term debt requires that the Company maintain certain financial covenants, including minimum qualified cash, accounts receivable and inventory balances, among others, and the Company was in compliance with all covenants as of September 30, 2026.
Convertible Senior Notes
Convertible senior secured notes due 2030 (the "2030 Notes")
The 2030 Notes are senior secured obligations, guaranteed by certain U.S. subsidiaries of the Company, and bear interest semiannually at a rate of 5.875%, payable on June 15 and December 15 of each year, beginning December 15, 2025. The 2030 Notes have an annual effective interest rate of 8.6%, reflecting original issue discounts, commissions, and offering expenses.
Convertible senior notes due 2026 (the "2026 Notes")
The 2026 Notes are scheduled to mature on November 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with their terms.
The Company incurred debt issuance cost amortization of $0.6 million and $1.6 million and $0.3 million and $1.0 million for the three and nine months ended September 30, 2026 and 2025, respectively.
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
During the nine months ended September 30, 2026 the Company granted 1.1 million performance-based RSUs ("PSUs") to employees with a weighted-average grant date fair value of $0.52 per share. The PSUs are subject to three-year cliff vesting. Vesting is contingent upon continued service and market conditions that are met based on annual stock price growth goals.
During the nine months ended September 30, 2026, the Company granted 2.0 million shares of restricted stock to employees with a weighted-average grant date fair value of $2.62 per share. The restricted stock awards generally vest ratably over 3 years.
Stock-Based Compensation Activity and Expense
The following table shows the stock-based compensation expense recognized:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Stock-based compensation expense	$976	$1,198	$5,591	$1,805

During the nine months ended September 30, 2025, the Company recognized a reversal of $6.6 million in previously recognized compensation expense, primarily due to the termination of annual incentive compensation.
As of September 30, 2026, there was $8.8 million of unrecognized stock-based compensation expense related to all unvested share-based payment awards that the Company expects to recognize over a weighted-average period of 2 years.
NOTE 8- INCOME TAXES
We maintain the exception under ASC 740-270-30-36(b), “Accounting for Income Taxes,” for jurisdictions that do not have reliable estimates of ordinary income. Accordingly, we have used a year-to-date methodology in determining the effective tax rate for the three and nine months ended September 30, 2026 and 2025.
For the three and nine months ended September 30, 2026, the Company's effective tax rate was (2.9)% and (6.0)%, respectively. For the three and nine months ended September 30, 2025, the Company's effective tax rate was 13.6% and 14.6%, respectively. The differences between the U.S. statutory tax rate and the effective tax rates for the three and nine months ended September 30, 2026 and 2025 were primarily driven by the recognition of a full deferred tax asset valuation allowance in various jurisdictions in both years.
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

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator (basic):
Net (loss) income attributable to 3D Systems' Corporation common stock shareholders	$(33,535)	$(18,053)	$(50,820)	$49,397
Numerator (diluted):
Net (loss) income attributable to 3D Systems' common stock shareholders	$(33,535)	$(18,053)	$(50,820)	$49,397
Add back: Interest on 2030 Notes	—	—	—	1,455
Net (loss) income attributable to 3D Systems' common stock shareholders plus assumed conversions	$(33,535)	$(18,053)	$(50,820)	$50,852

Denominator:
Basic weighted average common shares outstanding	162,911	125,273	151,785	129,979
Effect of Dilutive securities:
Restricted stock and RSUs	—	—	—	1,480
Conversions of 2030 Notes	—	—	—	46,938
Diluted weighted average common shares outstanding	162,911	125,273	151,785	178,397

Net (loss) income per common share:
Basic	$(0.21)	$(0.14)	$(0.33)	$0.38
Diluted	$(0.21)	$(0.14)	$(0.33)	$0.29
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect was considered anti-dilutive for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Restricted stock, restricted stock units, and PSUs	5,989	5,372	5,589	2,832
Stock options	—	160	107	160
Total	5,989	5,532	5,696	2,992
Diluted income per common share was computed using the treasury stock method for restricted shares and RSUs and the if-converted method for convertible debt.
The 2026 and 2030 Notes’ impact to diluted shares is calculated using the if-converted method as prescribed in ASU No. 2020-06. The 2026 and 2030 Notes will increase the diluted share count when the average share price over a quarterly or annual reporting period is greater than $35.92 and $2.24, respectively, per share, the conversion price of the 2026 and 2030 Notes. For the three and nine months ending September 30, 2026, the 2026 Notes were anti-dilutive on a stand-alone basis because the average share price during this period did not exceed the conversion price. For the three and nine months ending September 30, 2026, the 2026 and 2030 Notes were anti-dilutive because we reported a net loss for each of the respective periods.
For the three months ending September 30, 2025, the 2026 and 2030 Notes were anti-dilutive because we reported a net loss for the period. For the nine months ending September 30, 2025, the 2026 Notes were anti-dilutive on a stand-alone basis because the average share price during this period did not exceed the conversion price.

NOTE 10- ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The changes in the balances of accumulated other comprehensive (loss) income, net of tax, by component are as follows:

	Three Months Ended September 30, 2026
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Unrealized gain on short-term investments	Total
Balance, June 30, 2026	$(55,690)	$957	$—	$(54,733)
Other comprehensive income (loss)	6,075	(29)	167	6,213
Balance, September 30, 2026	$(49,615)	$928	$167	$(48,520)

	Three Months Ended September 30, 2025
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Unrealized gain on short-term investments	Total
Balance, June 30, 2025	$(43,096)	$171	$—	$(42,925)
Other comprehensive loss	(3,066)	—	—	(3,066)
Balance, September 30, 2025	$(46,162)	$171	$—	$(45,991)

	Nine Months Ended September 30, 2026
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Unrealized gain on short-term investments	Total
Balance, December 31, 2025	$(47,998)	$171	$—	$(47,827)
Other comprehensive (loss) income	(1,617)	757	167	(693)
Balance, September 30, 2026	$(49,615)	$928	$167	$(48,520)

	Nine Months Ended September 30, 2025
(in thousands)	Foreign currency translation adjustment	Defined benefit pension plan	Unrealized gain on short-term investments	Total
Balance, December 31, 2024	$(55,217)	$151	$—	$(55,066)
Other comprehensive income	9,055	20	—	9,075
Balance, September 30, 2025	$(46,162)	$171	$—	$(45,991)

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
The CODM does not review disaggregated asset information on the basis of the Company's segments; therefore, such information is not presented.

Revenue, cost of sales and gross profit for each of our reportable segments were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue:
Healthcare Solutions	$48,955	$42,787	$147,184	$129,123
Industrial Solutions	50,349	48,462	142,237	151,504
Total revenue	99,304	91,249	289,421	280,627
Cost of sales:
Healthcare Solutions	29,756	26,367	86,484	76,297
Industrial Solutions	34,764	35,451	99,348	106,060
Total cost of sales	64,520	61,818	185,832	182,357
Gross profit:
Healthcare Solutions	19,199	16,420	60,700	52,826
Industrial Solutions	15,585	13,011	42,889	45,444
Total gross profit	34,784	29,431	103,589	98,270
Selling, general and administrative	(46,354)	(34,716)	(112,837)	(118,624)
Research and development	(10,064)	(16,025)	(29,671)	(53,069)
Asset impairment charges	(2,857)	—	(2,857)	—
Foreign exchange gain (loss), net	(6,294)	2,623	(2,192)	2,171
Interest income	709	784	1,868	3,454
Interest expense	(2,159)	(1,924)	(6,478)	(3,202)
Gain on disposition	—	—	—	125,681
Other income, net	212	475	2,901	7,335
Net (loss) income before income taxes	$(32,023)	$(19,352)	$(45,677)	$62,016
Depreciation and amortization included in the measurement of gross profit by segment were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Depreciation and amortization:
Healthcare Solutions	$1,242	$1,385	$4,044	$4,070
Industrial Solutions	$797	$493	$2,095	$1,786
NOTE 12- COMMITMENTS AND CONTINGENCIES
The Company has certain purchase commitments under agreements with remaining terms in excess of one year primarily related to printer assemblies, inventory, capital expenditures, and software licenses. As of September 30, 2026, such purchase commitments totaled $20.1 million, with $9.6 million of the purchase obligations expected to be due within the next twelve months.
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

Other Commitments
Letter of Credit
On June 2, 2023, we issued $1.2 million of guarantees in the form of a standby letter of credit as security for a long-term real estate lease. The letter of credit had a maturity date of June 2026 and included automatic one-year extensions, which are not to continue beyond July 1, 2033. As of March 31, 2026, the letter of credit was reduced to $0.4 million. Effective June 11, 2026, the letter of credit was cancelled.
Litigation
For a description of certain lawsuits, claims, and proceedings, refer to Note 20 “Commitments and Contingencies” in our 2025 Annual Report on Form 10-K. During the nine months ended September 30, 2026, there were no material changes or developments to the litigation, claims, and proceedings described within our 2025 Annual Report on Form 10-K, except as listed below.
SEC Investigation
On April 15, 2022, the Company was informed that the SEC was conducting a formal investigation of the Company related to, among other things, allegations brought in a securities class action lawsuit against the Company in 2021 that settled in 2024, and the Company received subpoenas from the SEC for the production of documents and information related to its investigation as a follow on to a previous voluntary request for documents. The Company received its most recent subpoena from the SEC on August 20, 2024. The Company substantially completed its production in response to the subpoena on or about the deadline of October 4, 2024. The SEC took testimony from the Company’s former Chief Accounting Officer in January 2025, and from the Company’s former Chief Financial Officer in late March 2025. The Company intends to continue to cooperate with the SEC.

The Company and the SEC Staff are in ongoing discussions to resolve the investigation. We anticipate any penalty will not be material to the Company, and the Company fully accrued for the anticipated penalty.
Intrepid Automation
On May 19, 2021, 3D Systems, Inc., a subsidiary of the Company, initiated a lawsuit in the Superior Court of the State of California for the County of San Diego against five former employees and Intrepid Automation, Inc. ("Intrepid") (collectively, the "Intrepid Parties") alleging theft of trade secrets, unfair competition, breach of contract, and related claims ("2021 Lawsuit"). In June 2021, this lawsuit was removed to the United States District Court for the Southern District of California. In September 2022, the Intrepid Parties filed counterclaims against 3D Systems, Inc. In September 2022, the Company filed a motion to dismiss these counterclaims; this motion was granted in part in May 2023. The Intrepid Parties filed amended counterclaims in May 2023 alleging theft of trade secrets, fraudulent inducement, breach of contract, unfair competition, and related claims; this amended complaint sought damages in excess of $20 million as well as injunctive relief. These counterclaims were partially dismissed in March 2024 in response to a second motion to dismiss filed by the Company. The parties filed motions for summary judgment in April and May 2024. In March 2025, the Court granted the Intrepid Parties’ motion, dismissing the Company’s claims against the Intrepid Parties, but denied the Company’s motion for summary judgment with respect to the counterclaims brought by the Intrepid Parties in the 2021 Lawsuit. The trial on Intrepid’s counterclaims began on July 27, 2026.
The jury trial on Intrepid's remaining counterclaims concluded on August 6, 2026. The jury returned a verdict finding 3D Systems, Inc. liable for approximately $5.7 million in compensatory damages and $6.0 million in exemplary damages, as well as prejudgment interest on certain damages. The Court has not entered judgment and has directed the parties to submit post-trial briefings regarding damages and other post-trial issues before judgment is entered. The Company intends to seek appropriate post-trial relief and, if necessary, appellate review. The ultimate amount of any judgment remains subject to the Court's resolution of the pending post-trial matters. The Company expects to incur interest of approximately $0.7 million on past lost profits, assuming payment within one year. An accrual of $12.5 million is recorded within Accrued and other liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2026 relating to this matter. The related expense is recorded within Selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.
On December 4, 2024, Intrepid filed a lawsuit in the United States District Court for the Southern District of California against 3D Systems Corporation and 3D Systems, Inc. alleging infringement of U.S. patents 11,014,301 and 11,338,511 ("2024 Lawsuit"); this complaint seeks unspecified damages and injunctive relief. In July 2025, the Company filed inter partes review ("IPR") petitions against the asserted patents, and on December 11, 2025, the U.S. Patent and Trademark Office granted review of the IPR petitions. On December 18, 2025, the Court granted a stay of the 2024 Lawsuit pending a final decision on the IPR petitions. The Company intends to defend itself vigorously against the 2024 Lawsuit.

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
On August 24, 2026, the Court denied a motion for reconsideration of its prior order denying the appointment of a lead plaintiff. Later that day, the plaintiff voluntarily dismissed this litigation.
Contingencies
Warranty
Changes in accrued product warranty liability balance are summarized as follows:

(in thousands)	September 30, 2026	September 30, 2025
Balance at beginning of period	$3,537	$2,650
Settlements made	(2,550)	(2,268)
Accruals for warranties issued	3,065	2,431
Balance at the end of period	$4,052	$2,813
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
Recurring Fair Value Measurements
The following table summarizes financial assets and financial liabilities that are measured and recorded in the condensed consolidated financial statements at fair value on a recurring basis:

	Fair Value Measurement as of September 30, 2026
	Fair Value Measurement				Balance Sheet Classification
(in thousands)	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Other Assets
Money market funds	Level 1	$17,255	$—	$17,255	$17,255	$—	$—
Certificates of deposit	Level 2	1,099	(1)	1,098	—	1,098	—
Commercial paper	Level 2	42,085	165	42,250	25,967	16,283	—
Short-term bond mutual funds	Level 2	6,006	15	6,021	549	5,472	—
Corporate bonds	Level 2	5,865	(12)	5,853	—	4,212	1,641
Total		$72,310	$167	$72,477	$43,771	$27,065	$1,641

	Fair Value Measurement as of December 31, 2025
	Fair Value Measurement				Balance Sheet Classification
(in thousands)	Fair Value Level	Cost Basis	Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments
Money market funds	Level 1	$32,760	$—	$32,760	$32,760	$—
There were $28.7 million in transfers of assets from Level 1 to Level 2 of the fair value measurement hierarchy due to purchases of short-term and long-term investments during the three and nine months ended September 30, 2026. There were no transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the year ended December 31, 2025.
Cash equivalents, including money market funds, are valued utilizing the market approach for measuring the fair value of financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value as of September 30, 2026 and December 31, 2025 because of the relatively short duration of these instruments.
Fair Value of Financial Instruments
The following table summarizes the carrying amount and fair value of our financial instruments:

	September 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
0% Convertible senior notes due 2026	$3,944	$3,765	$3,944	$3,593
5.875% Convertible senior secured notes due 2030	$87,852	$161,229	$86,394	$117,982
The estimated fair values of the 2026 Notes and the 2030 Notes were determined using quoted market prices in a market with limited activity and are therefore classified as Level 2 in the fair value hierarchy.
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
Restructuring and other related charges under the 2025 Restructuring Plan were primarily cash charges related to severance, termination and other benefits incurred as a result of headcount reductions, which were generally recognized when probable and estimable consistent with the Company’s past practices or statutory law. The Company does not expect to incur significant additional restructuring charges in 2026 related to the 2025 Restructuring Plan.
These charges are reflected in the following captions in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cost of sales	$274	$23	$274	$1,024
Selling, general, and administrative expenses	11	1,409	99	5,589
Research and development	11	427	170	1,388
Total	$296	$1,859	$543	$8,001
Restructuring and other related charges recorded in cost of sales by reportable segment for the three and nine months ended September 30, 2026 and September 30, 2025, respectively, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Healthcare Solutions	$—	$23	$—	$535
Industrial Solutions	274	—	274	489
Total	$274	$23	$274	$1,024
The activity in the restructuring accrual related to the 2025 Restructuring Plan was as follows:

	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025
Balance at beginning of period	$1,230	$—
Costs incurred and other adjustments to accrued liability during the period	543	8,001
Amounts settled with cash	(1,723)	(5,085)
Balance at the end of period	$50	$2,916

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of management and is intended to help the reader understand the results of operations and financial condition of the Company. Our MD&A should be read in conjunction with our MD&A and Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Annual Report on Form 10-K") and our Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2026 included in this Form 10-Q.
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
•our ability to realize anticipated benefits from future dispositions;
•impact of future write-offs or write-downs of goodwill and intangible assets;
•the concentration of revenue and credit risk exposure from our largest customers;
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
•our ability to service our debt and ability to raise funds necessary to settle conversions of the 5.875% convertible senior secured notes due 2030 (the "2030 Notes") and the 0% convertible senior notes due 2026 (the "2026 Notes") (collectively, the "Notes") in cash, repay the Notes at maturity or repurchase the Notes in the case of a fundamental change;
•our ability to comply with the covenants contained in the indenture governing the 2030 Notes (the "2030 Indenture"), the indenture governing the 2026 Notes (the "2026 Indenture") and other current or future debt agreements, including the limitations, restrictions and prohibitions such covenants may impose on the way we conduct our business, including certain financial covenants, prohibitions on incurring additional debt if certain covenants are not met and restrictions on our ability to make certain investments and restricted payments;
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
In September 2025, the Company entered into a definitive agreement with Hubb Global Holdings, LLC for the sale of its 3DXpert and Oqton businesses, which were included in our Industrial Solutions segment. On October 31, 2025, the Company completed the sale of the 3DXpert and Oqton businesses for $3.3 million in cash, which reflected applicable purchase price adjustments, plus a revenue-based royalty receivable which had a present value of $7.4 million and $7.1 million as of September 30, 2026 and December 31, 2025, respectively.
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
RESULTS OF OPERATIONS
Comparison of Results of Operations

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	Change	September 30, 2026	September 30, 2025	Change
Revenue	$99,304	$91,249	$8,055	$289,421	$280,627	$8,794
Cost of sales	64,520	61,818	2,702	185,832	182,357	3,475
Selling, general and administrative expenses	46,354	34,716	11,638	112,837	118,624	(5,787)
Research and development expenses	10,064	16,025	(5,961)	29,671	53,069	(23,398)
Asset impairment charges	2,857	—	2,857	2,857	—	2,857
Loss from operations	$(24,491)	$(21,310)	$(3,181)	$(41,776)	$(73,423)	$31,647
Revenue
The following table sets forth changes in our revenue for the three and nine months ended September 30, 2026:

(Dollars in thousands)	Products		Services		Total
Revenue - three months ended September 30, 2025	$52,311		$38,938		$91,249
Change in revenue:
Volume	7,244	13.8%	2,390	6.1%	9,634	10.6%
Price/mix	(941)	(1.8)%	—	—%	(941)	(1.0)%
Foreign currency translation	(436)	(0.8)%	(202)	(0.5)%	(638)	(0.7)%
Net change	5,867	11.2%	2,188	5.6%	8,055	8.8%
Revenue - three months ended September 30, 2026	$58,178		$41,126		$99,304

(Dollars in thousands)	Products		Services		Total
Revenue - nine months ended September 30, 2025	$160,835		$119,792		$280,627
Change in revenue:
Volume	10,941	6.8%	(2,562)	(2.1)%	8,379	3.0%
Price/mix	(2,839)	(1.8)%	—	—%	(2,839)	(1.0)%
Foreign currency translation	1,851	1.2%	1,403	1.2%	3,254	1.2%
Net change	9,953	6.2%	(1,159)	(1.0)%	8,794	3.1%
Revenue - nine months ended September 30, 2026	$170,788		$118,633		$289,421
For the three months ended September 30, 2026, revenue increased $8.1 million, or 8.8%, compared to the three months ended September 30, 2025. The increase in revenue was driven by (i) a $5.9 million increase in product revenue primarily due to higher sales volumes of printers and dental materials and (ii) a $2.2 million increase in services revenue primarily due to sales in parts manufacturing.
For the nine months ended September 30, 2026, revenue increased $8.8 million, or 3.1%, compared to the nine months ended September 30, 2025. The increase in revenue was driven by an increase in product revenue of $10.0 million primarily due to higher dental material sales and a favorable foreign currency impact, which was partially offset by unfavorable price/mix and the impact of divestitures. Service revenue decreased $1.2 million due primarily to the impacts of divestitures, partially offset by increases in parts manufacturing and personalized healthcare services and a favorable foreign currency impact.

Cost of sales and gross profit
For the three months ended September 30, 2026, cost of sales increased to $64.5 million compared to $61.8 million for the three months ended September 30, 2025. For the three months ended September 30, 2026, gross profit increased $5.4 million, or 18.2%, and gross profit margin increased to 35.0% compared to 32.3% in the prior year period. The increase in cost of sales, gross profit and gross profit margin were primarily related to higher sales volume in products and parts manufacturing.
For the nine months ended September 30, 2026, cost of sales increased to $185.8 million compared to $182.4 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026 gross profit increased $5.3 million, or 5.4%, to $103.6 million and gross profit margin increased to 35.8% compared to 35.0% in the prior year period. The increase in cost of sales was primarily related to increased sales volume, partially offset by the impact of divestitures. Gross profit and gross profit margin increased primarily due to higher sales volume, the benefits of prior cost reduction initiatives, and the recovery of approximately $2.6 million of tariffs during the nine months ended September 30, 2026.
Selling, general and administrative expenses
For the three months ended September 30, 2026, selling, general and administrative expenses ("SG&A") increased $11.6 million, or 33.5%, compared to the three months ended September 30, 2025. The year-over-year increase in SG&A was primarily due to $12.5 million in litigation expense recorded in the current period.
For the nine months ended September 30, 2026, SG&A decreased $5.8 million, or 4.9%, compared to the nine months ended September 30, 2025. The year-over-year change in SG&A was primarily due to the following:
•$9.6 million decrease in compensation and benefits expense primarily related to lower compensation expense due to the impact of our restructuring actions and divestitures;
•$3.9 million decrease in third-party service provider and consulting costs primarily due to lower audit and accounting fees; and
•$4.4 million decrease in other corporate costs primarily related to reductions in facilities, and travel and entertainment costs due to the impact of our cost saving actions; partially offset by
•$12.5 million increase in litigation expense recorded during the current period.
Research and development expenses
For the three months ended September 30, 2026, research and development expenses ("R&D") decreased $6.0 million, or 37.2%, compared to the three months ended September 30, 2025. The year-over-year decline in R&D was primarily due to:
•$4.1 million decrease in compensation and benefits expense primarily due to improved operating efficiency and cost reductions realized from our restructuring activities and divestitures; and
•$2.7 million decrease primarily due to lower operating supplies cost and lower outside services costs due to the impact of our cost saving actions.
For the nine months ended September 30, 2026, R&D decreased $23.4 million, or 44.1%, compared to the nine months ended September 30, 2025. The year-over-year decline in R&D was primarily due to:
•$14.6 million decrease in compensation and benefits expense primarily due to improved operating efficiency and cost reductions realized from our restructuring activities and divestitures; and
•$8.0 million decrease primarily due to lower operating supplies cost and lower outside services costs due to the impact of our cost saving actions.
Asset impairment charges
During the three and nine months ended September 30, 2026, the Company determined that certain intangible assets associated with a certain product line within our Industrial Solutions segment were fully impaired. The impairment was triggered by the closure of a certain facility and a reduction in expected future cash flows associated with products produced at the facility. The Company recorded impairment expense of $2.9 million during the three and nine months ended September 30, 2026; $2.2 million relating to acquired technology and $0.7 million relating to trade names. The impairment expense is recorded within Asset impairment charges on the Condensed Consolidated Statements of Operations. No impairment expense was recognized for the three and nine months ended September 30, 2025.

Segment Results

	Segment Revenue			Segment Gross Profit
	Three Months Ended			Three Months Ended
(in thousands)	September 30, 2026	September 30, 2025	Change	September 30, 2026	September 30, 2025	Change
Healthcare Solutions	$48,955	$42,787	$6,168	$19,199	$16,420	$2,779
Industrial Solutions	50,349	48,462	1,887	15,585	13,011	2,574
Total Company	$99,304	$91,249	$8,055	$34,784	$29,431	$5,353

	Segment Revenue			Segment Gross Profit
	Nine Months Ended			Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	Change	September 30, 2026	September 30, 2025	Change
Healthcare Solutions	$147,184	$129,123	$18,061	$60,700	$52,826	$7,874
Industrial Solutions	142,237	151,504	(9,267)	42,889	45,444	(2,555)
Total Company	$289,421	$280,627	$8,794	$103,589	$98,270	$5,319
Healthcare Solutions
Revenue
For the three months ended September 30, 2026, Healthcare Solutions revenue increased $6.2 million, or 14.4%, compared to the three months ended September 30, 2025. The increase in revenue was primarily due to an increase in materials volume in the dental market, including increased volume with a key customer and an increase in parts manufacturing sales.
For the nine months ended September 30, 2026, Healthcare Solutions revenue increased $18.1 million, or 14.0%, compared to the nine months ended September 30, 2025. The increase in revenue was primarily due to an increase in materials volume in the dental market, including increased volume with a key customer and an increase in parts manufacturing sales, which was partially offset by unfavorable product price/mix.
Gross profit
For the three months ended September 30, 2026, Healthcare Solutions gross profit increased $2.8 million, or 16.9%, compared to the three months ended September 30, 2025. The increase in gross profit was primarily due to increases in sales volume.
For the nine months ended September 30, 2026, Healthcare Solutions gross profit increased $7.9 million, or 14.9%, compared to the nine months ended September 30, 2025. The increase in gross profit was primarily due to increases in sales volume and the impact of the recovery of tariffs.
Industrial Solutions
Revenue
For the three months ended September 30, 2026, Industrial Solutions revenue increased $1.9 million, or 3.9%, compared to the three months ended September 30, 2025. The increase was primarily due to increases in sales volume and a favorable price/mix, partially offset by the impact of divestitures.
For the nine months ended September 30, 2026, Industrial Solutions revenue decreased $9.3 million, or 6.1%, compared to the nine months ended September 30, 2025. The decrease was primarily due to the impact of divestitures, which was partially offset by a favorable impact of price/mix and foreign currency.
Gross profit
For the three months ended September 30, 2026, Industrial Solutions gross profit increased $2.6 million, or 19.8% compared to the prior year period. The increase in gross profit was primarily due to favorable price/mix and increases in sales volume.
For the nine months ended September 30, 2026, Industrial Solutions gross profit decreased $2.6 million, or 5.6% compared to the prior year period. The decrease in gross profit was primarily due to the impact of divestitures, partially offset by the impact of the recovery of tariffs.

Non-operating (loss) income
The following table sets forth the components of non-operating (loss) income:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	Change	September 30, 2026	September 30, 2025	Change
Foreign exchange (loss) gain, net	$(6,294)	$2,623	$(8,917)	$(2,192)	$2,171	$(4,363)
Interest income	709	784	(75)	1,868	3,454	(1,586)
Interest expense	(2,159)	(1,924)	(235)	(6,478)	(3,202)	(3,276)
Gain on disposition	—	—	—	—	125,681	(125,681)
Other income, net	212	475	(263)	2,901	7,335	(4,434)
Total non-operating (loss) income	$(7,532)	$1,958	$(9,490)	$(3,901)	$135,439	$(139,340)
Foreign exchange (loss) gain, net
Foreign exchange gain, net decreased by $8.9 million and $4.4 million to a foreign exchange loss, net for the three and nine months ended September 30, 2026, respectively, compared to the same prior year periods, primarily due to realized and unrealized losses related to our foreign operations.
Interest income
Interest income decreased by $0.1 million and $1.6 million for the three and nine months ended September 30, 2026, respectively, compared to the same prior year periods, due to the Company's lower average cash and cash equivalent balances.
Interest expense
Interest expense increased by $0.2 million for the three months ended September 30, 2026, as compared to the same prior year period, primarily due to higher debt issuance cost amortization related to the 2030 Notes.
Interest expense increased by $3.3 million for the nine months ended September 30, 2026 as compared to the same prior year period, primarily due to interest expense related to the 2030 Notes and higher debt issuance cost amortization related to the 2030 Notes.
Gain on disposition
Gain on disposition decreased $125.7 million for the nine months ended September 30, 2026 as compared to the same prior year period, due to the sale of Geomagic in the prior year period.
Other income, net
The decrease in Other income, net, was not meaningful for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Other income, net, decreased $4.4 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to the gain on repurchase of debt recorded in the nine months ended September 30, 2025, partially offset by a $2.6 million gain on our equity method investment in the National Additive Manufacturing Innovation ("NAMI") joint venture resulting from dilution of our ownership share recorded in the nine months ended September 30, 2026.
Income Taxes
For the three and nine months ended September 30, 2026, the Company’s effective tax rate was (2.9)% and (6.0)%, respectively. For the three and nine months ended September 30, 2025, the Company’s effective tax rate was 13.6% and 14.6%, respectively. The differences between the U.S. statutory tax rate and the effective tax rates for the three and nine months ended September 30, 2026 and 2025 were primarily driven by the recognition of a full deferred tax asset valuation allowance in various jurisdictions in both years.

Liquidity and Capital Resources
The following table sets forth the Company's operating working capital at September 30, 2026 and December 31, 2025:

			Change
(in thousands)	September 30, 2026	December 31, 2025	$	%
Cash and cash equivalents	$91,339	$95,635	$(4,296)	(4.5)%
Short-term investments	27,065	—	27,065	100.0%
Accounts receivable, net	86,232	83,806	2,426	2.9%
Inventories	118,482	127,496	(9,014)	(7.1)%
	323,118	306,937	16,181	5.3%
Less:
Current operating lease liabilities	8,004	11,583	(3,579)	(30.9)%
Accounts payable	32,776	41,017	(8,241)	(20.1)%
Accrued and other liabilities	57,609	46,656	10,953	23.5%
	98,389	99,256	(867)	(0.9)%
Operating working capital	$224,729	$207,681	$17,048	8.2%
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
At September 30, 2026, cash and cash equivalents totaled $91.3 million and decreased $4.3 million compared to December 31, 2025. This decrease resulted primarily from (i) cash used in operations of $17.5 million (ii) cash invested in short-term and long-term investments of $28.7 million and (iii) capital expenditures of $8.3 million, partially offset by gross proceeds from the equity raise of $53.8 million during the nine months ended September 30, 2026.
Cash held outside the U.S. at September 30, 2026 was $35.8 million, or 39.2% of total cash and cash equivalents, compared to $33.0 million, or 34.5% of total cash and cash equivalents, at December 31, 2025. As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant federal and state taxes. However, these dividends are subject to foreign withholding taxes that are estimated to result in the Company incurring tax costs in excess of the cost to obtain cash through other means.
Cash equivalents are comprised of funds held in money market and other instruments with original maturities under 90 days and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We strive to minimize our credit risk by investing primarily in investment grade, liquid instruments and limiting exposure to any one issuer depending upon credit quality. See “Cash Flow” discussion below.
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
We are subject to a financial covenant under the 2030 Indenture requiring us to maintain at least $20.0 million in qualified cash. As of September 30, 2026, we were in compliance with the covenants included in the 2030 Indenture. However, if we are unable to generate sufficient cash flow in the future, we may be non-compliant which could result in an event of default making the 2030 Notes, with an outstanding principal balance of $92.0 million as of September 30, 2026, due immediately. See Item 1A "Risk Factors” in the 2025 Annual Report on Form 10-K.

The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Nine Months Ended
(in thousands)	September 30, 2026	September 30, 2025	Change
Cash flow used in operating activities	$(17,502)	$(73,131)	$55,629
Cash flow (used in) provided by investing activities	(37,918)	108,276	(146,194)
Cash flow provided by (used in) financing activities	50,108	(98,340)	148,448
Operating Activities
Cash flows used in operating activities were $17.5 million during the nine months ended September 30, 2026, a decrease of $55.6 million, as compared to the nine months ended September 30, 2025. The year-over-year change in operating cash flows was primarily attributable to more favorable business performance during the current year due to our 2025 Restructuring Plan and other cost savings initiatives, partially offset by higher cash taxes paid of $7.8 million driven by foreign taxes related to the 2025 divestiture of the Geomagic business and $2.7 million in higher interest paid on the 2030 Notes as interest payments did not start until December 2025.
Investing Activities
Net cash used in investing activities was $37.9 million during the nine months ended September 30, 2026, compared to net cash provided by investing activities of $108.3 million during the nine months ended September 30, 2025. The change was driven primarily by proceeds from the sale of the Geomagic business during the nine months ended September 30, 2025 and our investment of excess cash in investments during the nine months ended September 30, 2026.
Financing Activities
Net cash provided by financing activities was $50.1 million during the nine months ended September 30, 2026, compared to net cash used in financing activities of $98.3 million during the nine months ended September 30, 2025. The change was driven primarily by the proceeds of $53.8 million from the equity raise during the nine months ended September 30, 2026 and the net repayments of long term debt of $81.4 million and stock repurchases of $15.0 million during the nine months ended September 30, 2025.
Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Intrepid
During the three months ended September 30, 2026, the Company received an unfavorable jury verdict in its litigation involving Intrepid Automation, Inc. as described in more detail in Note 12, Commitments and Contingencies, in our Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2026 included in this Form 10-Q. As a result, an accrual of $12.5 million is recorded within Accrued and other liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2026 relating to this matter. The related expense is recorded within Selling, general and administrative on our Condensed Consolidated Statements of Operations. The Company may be required to restrict certain cash balances in a future period to serve as collateral for a bond related to this matter. See Note 12 to our Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2026 included in this Form 10-Q for more information.
Indebtedness
The 2030 Notes are senior secured obligations, guaranteed by certain U.S. subsidiaries of the Company and bear interest semiannually at a rate of 5.875%, payable on June 15 and December 15 of each year, beginning December 15, 2025. The 2030 Notes have an annual effective interest rate of 8.6%, reflecting original issue discounts, commissions, and offering expenses, and are scheduled to mature on June 15, 2030 unless earlier redeemed, repurchased, or converted in accordance with their terms. The outstanding principal balance of the 2030 Notes is $92.0 million.
The 2026 Notes are scheduled to mature on November 15, 2026, unless earlier redeemed, repurchased, or converted in accordance with their terms. The outstanding principal balance of the 2026 Notes is $3.9 million.
See the full description of the terms of the Notes in our 2025 Annual Report on Form 10-K. Management may consider pursuing additional long-term financing if it is appropriate in light of cash requirements for operations or strategic opportunities, which could result in higher financing costs.

Purchase Commitments
We have purchase commitments under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. The Company has certain purchase commitments under agreements with remaining terms in excess of a year, which primarily relate to software licenses, printer assemblies, inventory and capital expenditures. As of September 30, 2026, such purchase commitments totaled $20.1 million, with approximately $9.6 million, expected to be due within the next twelve months.
Leases
The Company had operating and financing lease obligations (inclusive of interest) of $90.7 million at September 30, 2026, primarily related to real estate and equipment leases, of which, approximately $14.7 million in payments are expected over the next twelve months.
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
For a discussion of critical accounting estimates at December 31, 2025, refer to Item 7 “Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K. During the nine months ended September 30, 2026, there have been no material changes to our critical accounting estimates described in our 2025 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of market risks at December 31, 2025, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report on Form 10-K. During the nine months ended September 30, 2026, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based on this evaluation, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weaknesses discussed in our 2025 Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
We are in the process of implementing certain changes to our internal controls to remediate the material weaknesses described in our 2025 Annual Report on Form 10-K. Management has developed and is implementing a remediation plan designed to address the control deficiencies underlying the material weaknesses. This plan includes, but is not limited to, increased training, enhanced documentation associated with accounting treatment for non-routine items, and automation efforts designed to specifically address the identified material weaknesses. Aside from these activities, the results of which continue to be evaluated, there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information relating to legal proceedings set forth under the header “Other Commitments - Government Settlement” and "Litigation" in Note 20 to the consolidated financial statements included in our 2025 Annual Report on Form 10-K and under the header "Litigation" in Note 12 to the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 included in this Form 10-Q is incorporated herein by reference.
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
None.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to purchases of the Company’s common stock on a trade date basis made during the three months ended September 30, 2026:

	Total number of shares (or units) purchased (a)	Average price paid per share (or unit) (b)
July 1, 2026 - July 31, 2026	—	$—
August 1, 2026 - August 31, 2026	2,613	3.64
September 1, 2026 - September 30, 2026	128,945	3.38
Total	131,558	$3.38
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
Item 5. Other Information
Director and Officer Trading Arrangements
During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.
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
10.1*
Executive Severance and Release Agreement, dated August 4, 2026, by and between 3D Systems Corporation and Dr. Jeffrey A. Graves. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 4, 2026.)

31.1†	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - this data file does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
* Management contract or compensatory plan or arrangement
† Exhibits filed herein. All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D SYSTEMS CORPORATION:

Date: November 4, 2026	By	/s/ Phyllis Nordstrom
Phyllis Nordstrom
Chief Financial Officer and Chief Administrative Officer